Form 10-K
period 2016-12-31
SIERRA BANCORP
filed 2017-03-13
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $193 million, based on the closing price reported to the registrant on that date of $16.69 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of March 1, 2017 was 13,811,769.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

Item 1. Business

General

The Company

Sierra Bancorp (the “Company”) is a California corporation and a registered bank holding company under federal banking laws, headquartered in Porterville, California. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time the Company’s only other subsidiaries are Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which exist solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board’s guidance on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise. At December 31, 2016, the Company had consolidated assets of $2.033 billion, gross loans of $1.263 billion, deposits of $1.695 billion and shareholders’ equity of $206 million. The Company’s liabilities include $34 million in debt obligations due to its trust subsidiaries, related to TRUPS issued by those entities.

The Bank

Bank of the Sierra is a California state-chartered bank which is headquartered in Porterville, California. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital and eleven employees. In the ensuing years we have developed into the largest bank headquartered in California’s South Central Valley, with an extensive branch network that provides a full range of retail and commercial banking services in the South Valley and neighboring communities, the Central Coast, and select Southern California locations. Our growth has largely been organic, but also includes three small whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank (“SCVB”) in 2014, and Coast National Bank in July of 2016. See Note 21 to the consolidated financial statements, Business Combinations, for details on the acquisition of Coast Bancorp (“Coast”), the holding company for Coast National Bank, by Sierra Bancorp.

Our chief products and services are related to the business of lending money and accepting deposits. The Bank’s lending activities include real estate, commercial (including small business), mortgage warehouse, agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial, professional office and agricultural properties, but we also offer a complete line of construction loans for residential and commercial development, permanent mortgage loans, land acquisition and development loans, and multifamily credit facilities. Secondary market services for residential mortgage loans are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and certain non-governmental institutions. As of December 31, 2016, the percentage of our total loan and lease portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (72.7%); (ii) agricultural production loans (3.7%); (iii) commercial and industrial loans and leases (including SBA loans and direct finance leases) (9.8%); (iv) mortgage warehouse loans (12.9%); and (v) consumer loans (0.9%). Interest, fees, and other income on real-estate secured loans, which is by far the largest segment of our portfolio, totaled $42.1 million, or 50% of net interest plus other income in 2016, and $38.2 million, or 49% of net interest plus other income in 2015.

In addition to loans, we offer a wide range of deposit products for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. We attract deposits throughout our market area with direct-mail campaigns, a customer-oriented product mix, competitive pricing, convenient locations, drive-through banking, and various other delivery channels, and we strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2016 we had 107,500 deposit accounts totaling $1.695 billion, compared to 101,200 deposit accounts totaling $1.465 billion at December 31, 2015.

With our latest acquisition and recent branch openings, as of December 31, 2016 the Bank operates 33 full-service branches and a loan production office (“LPO”) in the following locations:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue

Arroyo Grande	Arroyo Grande Office 1360 East Grand Avenue

Atascadero	Atascadero Office 7315 El Camino Real

Bakersfield:	Bakersfield Ming Office 8500 Ming Avenue	Bakersfield Riverlakes Office 4060 Coffee Road	Bakersfield East Hills Office 2501 Mt. Vernon Avenue

California City:	California City Office 8031 California City Blvd.

Clovis:	Clovis Office 1835 East Shaw Avenue

Delano:	Delano Office 1126 Main Street

Dinuba:	Dinuba Office 401 East Tulare Street

Exeter:	Exeter Office 1103 West Visalia Road

Farmersville:	Farmersville Office 400 West Visalia Road

Fillmore:	Fillmore Office 527 Sespe Avenue

Fresno:	Fresno Shaw Office 636 East Shaw Avenue	Fresno Herndon Office 7029 N. Ingram Avenue	Fresno Sunnyside Office 5775 E. Kings Canyon Rd.

Hanford:	Hanford Office 427 West Lacey Boulevard

Lindsay:	Lindsay Office 142 South Mirage Avenue

Paso Robles	Paso Robles Office 1207 Spring Street

Oxnard:	Oxnard LPO 300 E. Esplanade #1720

Reedley:	Reedley Office 1095 W. Manning Street

San Luis Obispo	San Luis Obispo Office 500 Marsh Street

Sanger	Sanger Office 1500 7th Street

Santa Clarita:	Santa Clarita Office 26328 Citrus Street

Santa Paula:	Santa Paula Office 901 E. Main Street

Selma:	Selma Office 2446 McCall Avenue

Tehachapi:	Tehachapi Downtown Office 224 West “F” Street	Tehachapi Old Town Office 21000 Mission Street

Three Rivers:	Three Rivers Office 40884 Sierra Drive

Tulare:	Tulare Office 246 East Tulare Avenue	Tulare Prosperity Office 1430 E Prosperity Avenue

Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street

Further branching activity will take place in the first quarter of 2017, with a de novo branch slated to open on California Avenue in Bakersfield and our Paso Robles branch being relocated to a superior site in reasonably close proximity to the previous location. The second quarter of 2016 saw the opening of a de novo branch in Sanger, California, and the purchase of a competitor bank’s Porterville branch which was consolidated into our main office (see Recent Developments section below for details on the branch acquisition). We have also received regulatory approvals for a de novo branch in Pismo Beach, California, although the timing for that branch opening remains uncertain. In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit. We also have ATMs at all branch locations and seven different non-branch locations. Furthermore, the Bank is a member of the Allpoint network, which provides our customers with surcharge-free access to over 43,000 ATMs across the nation and another 12,000 ATMs in foreign countries, and our customers have access to electronic point-of-sale payment alternatives nationwide via the Pulse EFT network. To ensure that account access preferences are addressed for all customers, we provide the following options: an internet branch which provides the ability to open deposit accounts online; an online banking option with bill-pay and mobile banking capabilities, including mobile check deposit; a customer service center that is accessible by toll-free telephone during business hours; and an automated telephone banking system that is usually accessible 24 hours a day, seven days a week. We offer a variety of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and automated payroll services for business customers.

We have not engaged in any material research activities related to the development of new products or services during the last two fiscal years. However, our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and enable us to improve our competitive position. The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty. We hold no patents or licenses (other than licenses required by bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley, but as our branches in more metropolitan areas have expanded we have become less reliant on the agriculture-related base. We are not dependent on a single customer or group of related customers for a material portion of our core deposits, but for loans we have what could be considered to be industry concentrations in loans to the dairy industry (10% of total loans), and credit extended to mortgage companies in the form of mortgage warehouse loans (13% of total loans). Our efforts to comply with government and regulatory mandates on consumer protection and privacy, anti-terrorism, and other initiatives have resulted in significant ongoing expense to the Bank, including staffing additions and costs associated with compliance-related software. However, as far as can be determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of environmental regulation at the Federal, state, or local level.

Recent Developments

On July 8, 2016, the Company completed its acquisition of Coast Bancorp (see Note 21 to the consolidated financial statements, Business Combinations). Furthermore, on May 13, 2016 the Company acquired the Porterville branch of Citizen’s Business Bank and simultaneously shuttered the branch, with the acquisition including $1 million in loans and $10 million in deposits that were consolidated into Bank of the Sierra’s Porterville Main office.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Note 2 to the consolidated financial statements.

Competition

The banking business in California tends to be highly competitive, including in our specific market areas. Continued consolidation within the banking industry has contributed to the competitive environment in recent periods, following on the heels of a relatively large number of FDIC-assisted takeovers of failed banks and other acquisitions of troubled financial institutions in the aftermath of the Great Recession. There are also a number of unregulated companies competing for business in our markets with financial products targeted at profitable customer segments. Many of those companies are able to compete across geographic boundaries and provide meaningful alternatives to significant banking products and services. These competitive trends are likely to continue.

With respect to commercial bank competitors, our business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. Based on June 30, 2016 FDIC market share data for the 25 cities within which the Company maintains branches, the largest portion of deposits belongs to Wells Fargo Bank with 22.1% of total combined deposits, followed by Bank of America (17.1%), JPMorgan Chase (9.1%), Union Bank (6.6%), Bank of the West (5.5%), and Rabobank (5.5%). Bank of the Sierra ranks seventh on the 2016 market share list with 4.8% of total deposits. In Tulare County, however, where the Bank was originally formed, we rank first for deposit market share with 19.1% of total deposits and have the largest number of branch locations (12, including our online branch). The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not provide directly but may offer indirectly through correspondent institutions, and by virtue of their greater capitalization those banks have legal lending limits that are substantially higher than ours. For loan customers whose needs exceed our legal lending limits, we typically arrange for the sale, or participation, of some of the balances to financial institutions that are not within our geographic footprint.

In addition to other banks our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, asset management groups, mortgage banking firms and internet companies. Innovative technologies have lowered traditional barriers of entry and enabled many of these companies to offer services that previously were considered traditional banking products, and we have witnessed increased competition from companies that circumvent the banking system by facilitating payments via the internet, mobile devices, prepaid cards, and other means.

Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and other terms on which financial products are offered to customers. Mergers between financial institutions have created additional pressures within the financial services industry to streamline operations, reduce expenses, and increase revenues in order to remain competitive. Competition is also impacted by federal and state interstate banking laws which permit banking organizations to expand into other states. The relatively large California market has been particularly attractive to out-of-state institutions.

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

Employees

As of December 31, 2016 the Company had 400 full-time and 97 part-time employees. On a full-time equivalent basis staffing stood at 480 at December 31, 2016, up from 417 at December 31, 2015.

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

Regulation of the Company Generally

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), and is subject to supervision, regulation and inspection by the Federal Reserve Board. The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, each administered by the SEC. The Company’s common stock is listed on the NASDAQ Global Select market (“NASDAQ”) with “BSRR” as its trading symbol, and the Company is subject to the rules of NASDAQ for listed companies.

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

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. These agencies have adopted risk-based capital guidelines to provide a systematic analytical framework that imposes regulatory capital requirements based on differences in risk profiles among banking organizations, considers off-balance sheet exposures in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels, as measured by these standards, are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Pursuant to the adoption of final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and bank holding companies with more than $500 million in assets, minimum regulatory requirements for both the quantity and quality of capital held by the Company and the Bank increased effective January 1, 2015. Furthermore, a capital class known as Common Equity Tier 1 capital was established in addition to Tier 1 capital and Tier 2 capital, and most financial institutions were given the option of a one-time election to continue to exclude accumulated other comprehensive income (“AOCI”) from regulatory capital. The Company has exercised its option to exclude AOCI from regulatory capital. The final rules also increased capital requirements for certain categories of assets, including higher-risk construction and real estate loans, certain past-due or nonaccrual loans, and certain exposures related to securitizations. The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets of less than $15 billion at December 31, 2009, subject to a limit of 25% of Tier 1 capital. As all of the Company’s trust preferred securities were issued prior to that date, they will continue to qualify as Tier 1 capital under the new rules.

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

The final rules established a regulatory minimum of 4.5% for common equity Tier 1 capital to total risk weighted assets (“Common Equity Tier 1 RBC Ratio”), a minimum of 6.0% for Tier 1 capital to total risk weighted assets (“Tier 1 Risk-Based Capital Ratio” or “Tier 1 RBC Ratio”), a minimum of 8.0% for qualifying Tier 1 plus Tier 2 capital to total risk weighted assets (“Total Risk-Based Capital Ratio” or “Total RBC Ratio”), and a minimum of 4.0% for the Leverage Ratio, which is defined as Tier 1 capital to adjusted average assets (quarterly average assets less the disallowed capital items discussed above). In addition to the other minimum risk-based capital standards the final rules also require a Common Equity Tier 1 capital conservation buffer, which is being phased in over three years from January 1, 2016 through December 31, 2018. The capital conservation buffer was 0.625% for 2016, and will be fully phased in to 2.5% of risk-weighted assets by January 1, 2019. At that point the buffer will effectively raise the minimum required Common Equity Tier 1 RBC Ratio to 7.0%, the Tier 1 RBC Ratio to 8.5%, and the Total RBC Ratio to 10.5%. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to executive management.

Based on our capital levels at December 31, 2016 and 2015, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total RBC Ratio of 10%; Tier 1 RBC Ratio of 8%; Common Equity Tier 1 RBC Ratio of 6.5%; and Leverage Ratio of 5%); “adequately capitalized” (Total RBC Ratio of 8%; Tier 1 RBC Ratio of 6%; Common Equity Tier 1 RBC Ratio of 4.5%; and Leverage Ratio of 4%); “undercapitalized” (Total RBC Ratio of less than 8%; Tier 1 RBC Ratio of less than 6%; Common Equity Tier 1 RBC Ratio of less than 4.5%; or Leverage Ratio of less than 4%); “significantly undercapitalized” (Total RBC Ratio of less than 6%; Tier 1 RBC Ratio of less than 4%; Common Equity Tier 1 RBC Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than or equal to 2%). A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment. As of December 31, 2016 and 2015, both the Company and the Bank were deemed to be well capitalized for regulatory capital purposes.

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

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance on deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Legislation and regulations enacted and implemented since 2008 in response to the U.S. economic downturn and financial industry instability continue to impact most institutions in the banking sector. Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, are now effective and have been fully implemented, including revisions in the deposit insurance assessment base for FDIC insurance and a permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching; and, required disclosures and shareholder advisory votes on executive compensation. Additional actions taken to implement Dodd-Frank provisions include (i) final capital rules, (ii) a final rule to implement the so called Volcker rule restrictions on certain proprietary trading and investment activities, and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (discussed further below in connection with consumer protection).

Some aspects of Dodd-Frank are still subject to rulemaking, making it difficult to anticipate the ultimate financial impact on the Company, its customers or the financial services industry more generally. However, certain provisions of Dodd-Frank are already affecting our operations and expenses, including but not limited to changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions. We expect to see continued attention and resources devoted by the Company to ensure compliance with the statutory and regulatory requirements engendered by Dodd-Frank.

Deposit Insurance

The Bank’s deposits are insured up to maximum applicable limits under the Federal Deposit Insurance Act, and the Bank is subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (the “DIF”). In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act. In August 2016 the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016, so institutions with $10 billion or more in assets are now being assessed a quarterly surcharge which will continue until the reserve ratio reaches the statutory minimum of 1.35%. However, financial institutions like Bank of the Sierra with assets of less than $10 billion are exempted from the cost of this surcharge. Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. The FDIC also proposed future assessment rate reductions in lieu of dividends, when the DRR reaches 1.5% or greater.

As noted above, the Dodd-Frank Act provided for a permanent increase in FDIC deposit insurance per depositor from $100,000 to $250,000 retroactive to January 1, 2008. Furthermore, effective in the second quarter of 2011, FDIC deposit insurance premium assessment rates were adjusted, and the assessment base was established as an institution’s total assets less tangible equity. We are generally unable to control the amount of premiums that we are required to pay for FDIC deposit insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums, which could have a material adverse effect on our earnings and/or on the value of, or market for, our common stock.

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The assessment amount can fluctuate, but was 0.56 basis points of insured deposits for the fourth quarter of 2016. Those assessments will continue until the Financing Corporation bonds mature in 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank most recently received a “satisfactory” CRA assessment rating in May 2016.

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

Consumer Financial Protection and Financial Privacy

Dodd-Frank created the Consumer Finance Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank, although only banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, are examined for compliance by their primary federal banking agency.

In January 2013, the CFPB issued final regulations governing primarily consumer mortgage lending. Certain rules which became effective in January 2014 impose additional requirements on lenders, including the directive that lenders need to ensure the ability of their borrowers to repay mortgages. The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing. In November 2013 the CFPB issued a final rule on integrated and simplified mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, which became effective in October 2015.

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

The Bank continues to be subject to numerous other federal and state consumer protection laws that extensively govern its relationship with its customers. Those laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act, and respective state-law counterparts to these laws, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other laws require disclosures including the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight.

In addition, as is the case with all financial institutions, the Bank is required to maintain the privacy of its customers’ non-public, personal information. Such privacy requirements direct financial institutions to: (i) provide notice to customers regarding privacy policies and practices; (ii) inform customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties; and (iii) give customers an option to prevent disclosure of such information to non-affiliated third parties.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), together with Dodd-Frank, relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition. Dodd-Frank effectively eliminated the prohibition under California law against interstate branching through de novo establishment of California branches. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently does not have any interstate branches.

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

Incentive Compensation

In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to help ensure that banking organizations do not undermine their own safety and soundness by encouraging excessive risk-taking. The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into proposed joint compensation regulations under the Dodd-Frank Act that would prohibit incentive-based payment arrangements that encourage inappropriate risks at specified regulated entities having at least $1 billion in total assets. The regulatory agencies will review, as part of their regular risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” Where appropriate, the regulatory agencies will take supervisory or enforcement action to address perceived deficiencies in an institution’s incentive compensation arrangements or related risk-management, control, and governance processes. The Company believes that it is in full compliance with the regulatory guidance on incentive compensation policies.

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

Commercial Real Estate Lending Concentrations

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of total risk-based capital; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of total risk-based capital, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period. The Bank believes that the guidelines are applicable to it, as it has a relatively high concentration in CRE loans. The Bank and its board of directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the guidelines.

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

Risks Relating to the Bank and to the Business of Banking in General

Our business has been and may in the future be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally. National and global economies are constantly in flux, as evidenced by recent market volatility. Future economic conditions cannot be predicted, and any renewed deterioration in the economies of the nation as a whole or in the Company’s markets could have an adverse effect, which could be material, on its business, financial condition, results of operations and prospects, and could cause the market price of the Company’s stock to decline.

From December 2007 through June 2009, the U.S. economy was officially in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced during the recession and for a few years thereafter. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a large number of institutions to fail or to require government intervention to avoid failure. As a result of these financial and economic conditions, many lending institutions, including our Company, experienced material deterioration in the performance of their loans, particularly construction, development and land loans, and unsecured commercial and consumer loans. Consequently, our nonperforming assets and credit costs (primarily our loan loss provision, net costs associated with other real estate owned, legal expense, and appraisal costs) increased significantly during and after the recession. The Company’s nonperforming assets reached $80 million, or 8.54% of total loans and foreclosed assets in September 2009, relative to only $689,000, or 0.08% of total loans and foreclosed assets at the end of 2006, prior to the recession. Our credit quality has substantially improved over the past few years, with total nonperforming assets reduced to $9 million, or 0.68% of total loans plus foreclosed assets at the end of 2016, slightly better than the recent median ratio of 0.77% for publicly-traded financial institutions with total assets between $500 million and $3 billion.

California’s San Joaquin Valley, where the Company is headquartered and has most of its branch locations, was particularly hard hit by the recession. Unemployment levels have historically been elevated in the San Joaquin Valley, including Tulare County which is our geographic center, but recessionary conditions pushed unemployment rates to exceptionally high levels. The unemployment rate for Tulare County reached a high of 19.3% during the most recent economic cycle, in March 2010. It reflects a steady downward trend since 2010 and had declined to 11.5% by December 2016, but is still well above the 5.2% aggregate unemployment rate reported for California in December 2016. In addition, as discussed below in connection with challenges to the agricultural industry, the persistence of a California drought could have a significant negative impact on unemployment rates in our market areas. Furthermore, another drop in oil prices like the decline experienced recently could also negatively impact unemployment rates, particularly in Kern County.

There are indications of stabilized economic conditions, and the real estate sector appears to have gained momentum in many of our local markets. However unemployment remains relatively high, as noted above, and some local governments and businesses are still experiencing difficulties due to lower tax revenues. Additional adverse market developments could depress consumer confidence levels and payment patterns, which could cause real estate values to resume their unfavorable trends and lead to additional loan delinquencies and increased default rates.

If business and economic conditions deteriorate, the ensuing economic weakness could have one or more of the following undesirable effects on our business:

•	a lack of demand for loans, or other products and services offered by us;
•	a decline in the value of our loans or other assets secured by real estate;
•	a decrease in deposit balances due to increased pressure on the liquidity of our customers;
•	an impairment of our investment securities; or
•	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

Challenges in the agricultural industry could have an adverse effect on our customers and their ability to make payments to us, particularly in view of recent drought conditions in California. While the Company’s nonperforming assets are currently comprised mainly of other real estate owned (“OREO”) and loans secured by non-agricultural real estate, difficulties experienced by the agricultural industry have led to relatively high levels of nonperforming assets in previous economic cycles. This is due to the fact that a considerable portion of our borrowers are involved in, or are impacted to some extent by, the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities.

The markets for agricultural products can be adversely impacted by increased supply from overseas competition, a drop in consumer demand, and numerous other factors. The ripple effect of any resulting drop in commodity prices could lower borrower income and depress collateral values. Weather patterns are also of critical importance to row crop, tree fruit, and citrus production. A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to further unemployment throughout the San Joaquin Valley. The state of California has recently experienced the worst drought in recorded history, and while precipitation this season has been above average it is difficult to predict if the drought will resume and how long it might last. Another looming issue that could have a major impact on the agricultural industry involves water availability and distribution rights. If the amount of water available to agriculture becomes increasingly scarce due to drought and/or diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

While oil prices rebounded to some extent in 2016 subsequent to the precipitous drop in 2014 and 2015, the reversal of recent trends could have an adverse impact on our customers and their ability to make payments to us, particularly in areas such as Kern County where oil production is a significant economic driver. The drop in oil prices led to related declines in oil property values and property taxes, and Kern County, which is home to about three quarters of California’s oil production, declared a fiscal emergency in January 2015 after projecting a material budget gap as a result. Kern County currently has ample fiscal reserves which it can access, however, and it cut expenses to help address the issue, thus industry observers do not expect the County to file bankruptcy in the near term. The Company does not have material direct exposure to oil producers, but does have substantial indirect exposure via loans outstanding to borrowers involved in servicing oil companies. Our energy-related credits totaled $23 million at December 31, 2016, down from $43 million at December 31, 2015. The majority of the $20 million drop consists of principal reductions, but it also includes the reclassification of certain credits that no longer represent exposure to the oil industry. If cash flows are disrupted for our remaining energy-related borrowers, or if other borrowers are indirectly impacted and/or non-oil property values decline, our level of nonperforming assets and loan charge-offs could increase. Furthermore, economic multipliers to a contracting oil industry include the prospects of a depressed residential housing market and a drop in commercial real estate values, in what was historically a strong growth region for us.

Concentrations of real estate loans have negatively impacted our performance in the past, and could subject us further risks in the event of another real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2016, 73% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio has real estate collateral as a secondary source of repayment or as an abundance of caution. Real estate loans on commercial buildings represented approximately 54% of all real estate loans, while construction/development and land loans were 8%, loans secured by residential properties accounted for 23%, and loans secured by farmland were 15% of real estate loans. The Company’s $8.6 million balance of nonperforming assets at December 31, 2016 includes nonperforming real estate loans totaling $5.1 million, and $2.2 million in foreclosed assets comprised primarily of OREO.

The Central Valley residential real estate market experienced significant deflation in property values during 2008 and 2009, and foreclosures occurred at relatively high rates during and after the recession. While residential real estate values in our market areas currently appear to be stabilized or slightly increasing, if they were to slide further, or if commercial real estate values were to decline materially, the Company could experience additional migration into nonperforming assets. An increase in nonperforming assets could have a material adverse effect on our financial condition and results of operations by reducing our income and increasing our expenses. Deterioration in real estate values might also further reduce the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

In addition, banking regulators give commercial real estate loans extremely close scrutiny due to risks relating to the cyclical nature of the real estate market and related risks for lenders with high concentrations of such loans. The regulators have required banks with relatively high levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Expectations for higher capital levels have also materialized. Any required increase in our allowance for loan losses could adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact financial performance measures such as earnings per share and return on equity.

Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks. Commercial and agricultural real estate, construction and land development, and commercial and industrial loans and leases (including agricultural production loans), which comprised approximately 69% of our total loan portfolio as of December 31, 2016, expose the Company to a greater risk of loss than residential real estate and consumer loans, which were a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve larger loan balances to a borrower or a group of related borrowers compared to residential loans, and an adverse development with respect to a larger commercial loan relationship would expose us to greater risk of loss than an adverse development with respect to a smaller residential mortgage loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2016, we had $170 million or 13% of total loans in commercial loans and leases (including agricultural production loans). Commercial lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flows of the borrowers and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

Nonperforming assets adversely affect our results of operations and financial condition, and can take significant time to resolve. Our nonperforming loans may return to elevated levels, which would negatively impact earnings and could have a substantial adverse impact if conditions deteriorate. We do not record interest income on non-accrual loans, thereby adversely affecting income levels. Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to record the collateral at its fair market value less estimated selling costs, which may result in write-downs or losses. Additionally, our non-interest expense has been inflated in prior years due to the costs of reappraising adversely classified assets, write-downs on foreclosed assets incidental to declining property values, operating costs related to foreclosed assets, legal and other costs associated with loan collections, and various other expenses that would not typically be incurred in a more normal operating environment. A relatively high level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Deterioration in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires a significant commitment of time from Management and staff, which can be detrimental to their performance of other responsibilities. There can be no assurance that we will avoid increases in nonperforming loans in the future.

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

Our expenses could increase as a result of increases in FDIC insurance premiums or other regulatory assessments. The FDIC charges insured financial institutions a premium to maintain the DIF at a certain level. In the event that deteriorating economic conditions increase bank failures, the FDIC ensures payments of deposits up to insured limits from the DIF. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions was adjusted downward, although institutions with $10 billion or more in assets were assessed a quarterly surcharge. The quarterly surcharge, which does not apply to the Bank, will continue to be assessed until such time as the reserve ratio reaches the statutory minimum of 1.35% required by the Dodd-Frank Act. Although the Bank's FDIC insurance assessments have not increased as a result of these changes, there can be no assurance that the FDIC will not increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

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

In recent periods there has been a rise in fraudulent electronic activity, security breaches, and cyber-attacks within the financial services industry, especially in the banking sector. Some financial institutions have reported breaches of their websites and systems which have involved sophisticated and targeted attacks intended to misappropriate sensitive or confidential information, destroy or corrupt data, disable or degrade service, disrupt operations or sabotage systems. These breaches can remain undetected for an extended period of time. Furthermore, our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications that may appear to be legitimate messages sent by the Bank, in attempts to misappropriate passwords, card numbers, bank account information or other personal information or to introduce viruses or malware to personal computers. Information security risks for financial institutions have increased in part because of new technologies, mobile services and other Internet or web-based products used to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. The secure maintenance and transmission of confidential information, as well as the secure and reliable execution of transactions over our systems, are essential to protect us and our customers and to maintain our customers’ confidence. Despite our efforts to identify, contain and mitigate these threats through detection and response mechanisms, product improvement, the use of encryption and authentication technology, and customer and employee education, such attempted fraudulent activities directed against us, our customers, and third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully remediated. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems could result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their employees) and to the risk that our (or our vendors’) business continuity and data security efforts might prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

Previously enacted and potential future financial regulatory reforms could have a significant impact on our business, financial condition and results of operations. Dodd-Frank, which was enacted in 2010, is having a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in Dodd-Frank will be implemented over time, and most will be facilitated by the enactment of regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented, the full extent to which they will impact our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

•	an increase in our cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	the limitation of our ability to expand consumer product and service offerings due to more stringent consumer protection laws and regulations;
•	a material negative impact on our cost of funds in a rising interest rate environment, since financial institutions can now pay interest on business checking accounts;
•	a potential reduction in fee income, due to limits on interchange fees applicable to larger institutions which could ultimately lead to a competitive-driven reduction in the fees we receive; and
•	a potential increase in competition due to the elimination of remaining barriers to de novo interstate branching.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which could negatively impact results of operations and financial condition. We cannot predict whether there will be additional laws or reforms that would affect the U.S. financial system or financial institutions, when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

Growing by acquisition entails integration and certain other risks, and our financial condition and results of operations could be negatively affected if our expansion efforts are unsuccessful or we fail to manage our growth effectively, and future acquisition activity could dilute book value. We intend to continue pursuing a growth strategy through organic growth and by means of acquisitions, both within our current footprint and via geographic expansion. Therefore, from time to time we may be presented with opportunities to acquire institutions and/or bank branches and we may engage in discussions and negotiations. However, we cannot give assurance that we will be able to expand our existing market presence or successfully enter new markets, or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations. Although we have successfully integrated business acquisitions in recent years, failure to successfully integrate systems subsequent to the completion of any future acquisitions could have a material impact on our operations. Furthermore, acquisitions typically involve the payment of a premium over book and trading values, which may result in the dilution of our book value per share.

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

The value of the securities in our investment portfolio may be negatively affected by market disruptions, adverse credit events or fluctuations in interest rates, which could have a material adverse impact on capital levels. Our available-for-sale investment securities are reported at their estimated fair values, and fluctuations in fair values can result from changes in market interest rates, rating agency actions, issuer defaults, illiquid markets and limited investor demand, among other things. As long as the change in the fair value of a security is not considered to be “other than temporary,” we directly increase or decrease our shareholders’ equity by the amount of the change in fair value, net of the tax effect. Because of the size of our fixed income bond portfolio relative to total assets, a relatively large increase in market interest rates, in particular, could result in a material drop in fair values and, by extension, in our capital. Investment securities that have an amortized cost in excess of their current fair value at the end of a reporting period are also evaluated for other-than-temporary impairment. If such impairment is indicated, the difference between the amortized cost and the fair value of those securities will be recorded as a charge in our income statement, which could also have a material adverse effect on our results of operations and capital levels.

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title. Approximately 73% of our loan portfolio at December 31, 2016 consisted of real estate loans. In the normal course of business we may foreclose and take title to real estate collateral, and could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Risks Related to our Common Stock

You may not be able to sell your shares at the times and in the amounts you want if the price of our stock fluctuates significantly or the trading market for our stock is not active. The trading price of our common stock could be impacted by a number of factors, many of which are outside our control. Although our stock has been listed on NASDAQ for many years and our trading volume has increased in recent periods, trading in our stock does not consistently occur in high volumes and the market for our stock cannot always be characterized as active. Thin trading in our stock may exaggerate fluctuations in the stock’s value, leading to price volatility in excess of that which would occur in a more active trading market. In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price in the future include but are not necessarily limited to the following:

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility in the past, including in recent years. As a result, the market price of our common stock has at times been volatile, and could be in the future, as well. The capital and credit markets have also experienced volatility and disruption over the past several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and adversely impacted credit availability for certain issuers without regard to the issuers’ underlying financial strength.

We could pursue additional capital in the future, which may or may not be available on acceptable terms, could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. Furthermore, any capital raising activity could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock and our performance measures such as return on equity and earnings per share.

The Company relies heavily on the payment of dividends from the Bank. Other than $3.9 million in cash available at the holding company level at December 31, 2016, the Company’s ability to meet debt service requirements and to pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. If (i) any capital ratio requirements are increased; (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This would reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid, and the frequency and amount of such dividends will also depend on the financial condition and performance of the Bank and the decision of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options. The shares of our common stock do not have preemptive rights. This means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue up to 24,000,000 shares of common stock, and as of December 31, 2016 we had 13,776,589 shares of common stock outstanding. Except for certain limitations imposed by NASDAQ, nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. In addition, when our directors and officers exercise in-the-money stock options your ownership in the Company is diluted. As of December 31, 2016, there were outstanding options to purchase an aggregate of 466,520 shares of our common stock with an average exercise price of $14.12 per share. At the same date there were an additional 749,120 shares available to grant under our 2007 Stock Incentive Plan.

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

The holders of our debentures have rights that are senior to those of our shareholders. In 2004 we issued $15,464,000 of junior subordinated debt securities due March 17, 2034, and in 2006 we issued an additional $15,464,000 of junior subordinated debt securities due September 23, 2036 in order to supplement regulatory capital. Moreover, the Coast Bancorp acquisition included $7,217,000 of junior subordinated debt securities due December 15, 2037. All of these junior subordinated debt securities are senior to the shares of our common stock. As a result, we must make interest payments on the debentures before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution or liquidation, the holders of debt securities must be paid in full before any distributions may be made to the holders of our common stock. In addition, we have the right to defer interest payments on the junior subordinated debt securities for up to five years, during which time no dividends may be paid to holders of our common stock. In the event that the Bank is unable to pay dividends to us, we may be unable to pay the amounts due to the holders of the junior subordinated debt securities and thus would be unable to declare and pay any dividends on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. Properties

The Company’s administrative headquarters is in a 37,000 square foot, three-story office building located at 86 North Main Street, Porterville, California, and our main office consists of a one-story brick building located at 90 N. Main Street, Porterville, California, adjacent to our administrative headquarters. Both of those buildings are situated on unencumbered property owned by the Company. The Company also owns unencumbered property on which 16 of our other offices are located, namely the following branches: Porterville West Olive, Bakersfield Ming, California City, Dinuba, Exeter, Farmersville, Fresno Shaw, Hanford, Lindsay, San Luis Obispo, Santa Paula, Tehachapi Downtown, Tehachapi Old Town, Three Rivers, Tulare, and Visalia Mooney. The remaining branches as well as our loan production office, technology center, and seven remote ATM locations are leased from unrelated parties. While limited branch expansion is planned, Management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

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

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information available via public sources:

	Sale Price of the Company’s		Approximate
Calendar	Common Stock (per share)		Trading Volume
Quarter Ended	High	Low	In Shares
March 31, 2015	$17.64	$15.16	771,709
June 30, 2015	$17.42	$16.03	1,699,567
September 30, 2015	$18.14	$15.80	1,205,760
December 31, 2015	$19.13	$15.50	1,137,602
March 31, 2016	$21.70	$15.78	2,447,862
June 30, 2016	$19.05	$16.27	2,307,127
September 30, 2016	$18.87	$15.60	1,655,183
December 31, 2016	$27.04	$17.25	2,986,103

(b)	Holders

As of January 31, 2017 there were an estimated 4,596 shareholders of the Company’s Common Stock. There were 588 registered holders of record on that date, and per Broadridge, an investor communication company, there were also 4,008 beneficial holders with shares held under a street name, including “objecting beneficial owners” whose names and addresses are unavailable.

(c)	Dividends

The Company paid cash dividends totaling $6.5 million, or $0.48 per share in 2016, and $5.7 million, or $0.42 per share in 2015, which represents 37% of annual net earnings for 2016 and 31% for 2015. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, in the past when many of our peers elected to suspend dividend payments, the Company’s Board determined that we should continue to pay a certain level of dividend as long as our core operating performance was adequate and policy or regulatory restrictions did not preclude such payments, without regard to peer payout ratios. That said, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends upon cash on hand as supplemented by dividends from the Bank. The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, regulatory standing, the ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by the Bank’s Board of Directors. The authority of the Bank’s Board of Directors to declare cash dividends is also subject to statutory restrictions. Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three fiscal years (reduced by distributions to the Bank’s shareholder during such period), or with the prior approval of the California Commissioner of Business Oversight in an amount not exceeding the greater of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year.

The Company’s ability to pay dividends is also limited by state law. California law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the sum of the company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before income taxes and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. Most bank holding companies cannot meet the second test and therefore are eligible to pay dividends only out of retained earnings. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not pay any dividends or make any distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2016 with respect to options outstanding and available under our 2007 Stock Incentive Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	466,520	$14.12	749,120

(e)	Performance Graph

Below is a five-year performance graph comparing the cumulative total return on the Company’s common stock to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2011 and the reinvestment of dividends.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Sierra Bancorp	100.00	133.05	190.61	212.40	219.04	339.22
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Bank $1B-$5B	100.00	123.31	179.31	187.48	209.86	301.92
SNL Bank	100.00	134.95	185.28	207.12	210.65	266.16

Source: SNL Financial LC, Charlottesville, VA

(f)	Stock Repurchases

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

While in general the Company has ultimate discretion with regard to the repurchase of authorized shares based upon market conditions and any other relevant considerations, all of the Company’s share repurchases in recent periods have been executed pursuant to plans established by the Company in accordance with SEC Rule 10b5-1. A 10b5-1 plan enables us to continue to repurchase stock during the trading blackout for insiders unless the plan is cancelled or suspended, but it also imposes volume restrictions and limits our ability to change pricing and other parameters outlined the plan. The following table provides information concerning the Company’s stock repurchase transactions during the fourth quarter of 2016:

	October	November	December
Total shares purchased	0	29,312	0
Average per share price	N/A	$18.25	N/A
Number of shares purchased as part of publicly announced plan or program	0	29,312	0
Maximum number of shares remaining for purchase under a plan or program	508,266	478,954	478,954

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected financial data as of December 31, 2016 and 2015, and for each of the years in the three year period ended December 31, 2016, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data presented for earlier years is from our audited financial statements which are not included in this Annual Report. Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Operating Data	2016	2015	2014	2013	2012
Interest income	$68,505	$62,707	$55,121	$51,785	$54,902
Interest expense	3,323	2,581	2,796	3,221	4,321
Net interest income before provision for loan losses	65,182	60,126	52,325	48,564	50,581
Provision for loan losses	-	-	350	4,350	14,210
Non-interest income	19,238	17,715	15,831	17,063	18,126
Non-interest expense	58,053	50,703	46,375	44,815	46,656
Income before provision for income taxes	26,367	27,138	21,431	16,462	7,841
Provision (benefit) for income taxes	8,800	9,071	6,191	3,093	(344)
Net Income	17,567	18,067	15,240	13,369	8,185

Selected Balance Sheet Summary
Total loans, net	1,255,754	1,124,602	961,056	793,087	867,078
Allowance for loan losses	(9,701)	(10,423)	(11,248)	(11,677)	(13,873)
Securities available for sale	530,083	507,582	511,883	425,044	380,188
Cash and due from banks	120,442	48,623	50,095	78,006	61,818
Foreclosed Assets	2,225	3,193	3,991	8,185	19,754
Premises and equipment, net	28,893	21,990	21,853	20,393	21,830
Total Interest-Earning assets	1,827,192	1,634,180	1,474,629	1,244,795	1,279,932
Total Assets	2,032,873	1,796,537	1,637,320	1,410,249	1,437,903
Total Interest-Bearing liabilities	1,278,423	1,150,010	1,038,177	845,084	926,362
Total Deposits	1,695,471	1,464,628	1,366,695	1,174,179	1,174,034
Total Liabilities	1,826,995	1,606,197	1,450,229	1,228,575	1,264,011
Total Shareholders' Equity	205,878	190,340	187,091	181,674	173,892
Per Share Data
Net Income Per Basic Share	1.30	1.34	1.09	0.94	0.58
Net Income Per Diluted Share	1.29	1.33	1.08	0.94	0.58
Book Value	14.94	14.36	13.67	12.78	12.33
Cash Dividends	0.48	0.42	0.34	0.26	0.24
Weighted Average Common Shares Outstanding Basic	13,530,293	13,460,605	14,001,958	14,155,927	14,103,805
Weighted Average Common Shares Outstanding Diluted	13,651,804	13,585,110	14,136,486	14,290,150	14,120,313
Key Operating Ratios:
Performance Ratios: (1)
Return on Average Equity	8.71%	9.59%	8.18%	7.56%	4.74%
Return on Average Assets	0.95%	1.07%	1.03%	0.96%	0.59%
Net Interest Spread (tax-equivalent) (4)	3.86%	3.92%	3.92%	3.90%	4.08%
Net Interest Margin (tax-equivalent)	3.95%	3.99%	4.01%	4.02%	4.22%
Dividend Payout Ratio	37.03%	31.34%	31.33%	27.52%	41.35%
Equity to Assets Ratio	10.93%	11.13%	12.58%	12.72%	12.51%
Efficiency Ratio (tax-equivalent)	67.23%	63.98%	66.30%	66.90%	66.39%
Net Loans to Total Deposits at Period End	74.07%	76.78%	70.32%	67.54%	73.85%
Asset Quality Ratios: (1)
Non-Performing Loans to Total Loans (2)	0.50%	0.85%	2.13%	4.66%	6.03%
Non-Performing Assets to Total Loans and Other Real Estate Owned (2)	0.68%	1.13%	2.53%	5.62%	8.10%
Net Charge-offs (recoveries) to Average Loans	0.06%	0.08%	0.09%	0.81%	2.23%
Allowance for Loan Losses to Net Loans at Period End	0.77%	0.93%	1.17%	1.47%	1.60%
Allowance for Loan Losses to Non-Performing Loans	152.41%	108.19%	54.40%	31.21%	26.13%
Regulatory Capital Ratios: (3)
Common Equity Tier 1 Capital to Risk-weighted Assets	14.09%	13.98%	N/A	N/A	N/A
Tier 1 Capital to Adjusted Average Assets (Leverage Ratio)	11.92%	12.14%	12.99%	14.37%	13.34%
Tier 1 Capital to Risk-weighted Assets	16.53%	16.17%	17.39%	20.39%	18.11%
Total Capital to Risk-weighted Assets	17.25%	17.01%	18.44%	21.67%	19.36%

(1)	Asset quality ratios are end of period ratios. Performace ratios are based on average daily balances during the periods indicated.
(2)	Performing TDR's are not included in nonperforming loans and are therefore not included in the numerators used to calculate these ratios.
(3)	For definitions and further information relating to regulatory capital requirements, see "Item 1, Business - Supervision and Regulation - Capital Adequacy Requirements herein.
(4)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2016 and 2015, and the results of operations for each of the years in the three-year period ended December 31, 2016. The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Summary of Performance

The Company recognized net income of $17.567 million in 2016, relative to $18.067 million in 2015 and $15.240 million in 2014. Net income per diluted share was $1.29 in 2016, as compared to $1.33 in 2015 and $1.08 for 2014. The Company’s return on average assets and return on average equity were 0.95% and 8.71%, respectively, in 2016, as compared to 1.07% and 9.59%, respectively, in 2015, and 1.03% and 8.18%, respectively, for 2014. The Company’s financial performance was unfavorably impacted by nonrecurring acquisition costs in 2016, but our core financial results have been trending better for the past several years due in part to reductions in nonperforming assets, increased lending activity, and strong core deposit growth. The following are some of the major factors that impacted the Company’s results of operations for the years presented in the consolidated financial statements.

•	Net interest income improved by 8% in 2016 and 15% in 2015, due primarily to growth in average interest-earning assets that was largely funded by low-cost non-maturity deposits. The growth in average earning assets in 2016 was primarily the result of our acquisition of Coast Bancorp in mid-2016, organic loan growth in the latter half of the year, and an increase in loan participations purchased, while growth in 2015 came from our acquisition of SCVB in the fourth quarter of 2014, organic loan growth, and the purchase of residential mortgage loans. The positive impact of asset growth has been partially offset by a lower net interest margin, resulting in part from relatively strong growth in lower-yielding loan segments and competitive pressures on loan yields. Net interest income has also been impacted by nonrecurring items, which added $563,000 to interest income in 2016, relative to $825,000 in 2015 and $505,000 in 2014.

•	We were not required to record a loan loss provision in 2016 or 2015, as compared to a provision of $350,000 in 2014. During the recession and for several years thereafter, our loan loss provision was unusually high due to the establishment of specific reserves for impaired loans, the replenishment of reserves subsequent to loan charge-offs, and the buildup of general reserves for performing loans due to higher historical loss factors. The zero provisions for 2016 and 2015 were facilitated by the reduction of impaired loan balances, lower loan losses, and tighter underwriting standards for new and renewed loans.

•	Non-interest income increased by $1.523 million, or 9%, in 2016 over 2015, and by $1.884 million, or 12%, in 2015 compared to 2014. The increase in 2016 includes nonrecurring income comprised of net proceeds from life insurance policies, as well as core increases in fees earned on commercial accounts, debit card interchange income, and overdraft income. Those increases were partially offset by lower investment gains. For 2015 over 2014, we also saw increases in service charges on deposit accounts and debit card interchange income. Other contributors to the 2015 increase include a special dividend from the Federal Home Loan Bank, and lower pass-through costs on our low-income housing tax credit investments. Favorable variances in 2015 were partially offset by a drop in income on bank-owned life insurance (“BOLI”) associated with deferred compensation plans.

•	Operating expense increased by $7.350 million, or 14%, in 2016 compared to 2015, and by $4.328 million, or 9%, in 2015 over 2014. Some of the 2016 increase came from $2.411 million in nonrecurring acquisition costs, but core operating costs in 2016 were also up due in part to ongoing expenses associated with the Coast acquisition which closed in July of 2016, as well as costs for our new Sanger branch that opened in May. Likewise, the increase in 2015 was impacted by recurring costs associated with our SCVB acquisition that was completed in the latter part of 2014. The largest single favorable variance within other non-interest expense in 2015 over 2014 was a reduction of $1.969 million in nonrecurring acquisition costs.

•	The Company had tax provisions of $8.800 million, or 33% of pre-tax income in 2016; $9.071 million, or 33% of pre-tax income in 2015; and $6.191 million, or 29% of pre-tax income in 2014. Lower pre-tax income and higher non-taxable BOLI income generally put downward pressure on our tax accrual rate for 2016, although the impact of those factors was offset by declining tax credits. The tax provisioning rate increased in 2015 over 2014, due primarily to higher taxable income and lower available tax credits.

The Company’s assets totaled $2.033 billion at December 31, 2016, relative to $1.797 billion at December 31, 2015. Total liabilities were $1.827 billion at the end of 2016 compared to $1.606 billion at the end of 2015, and shareholders’ equity totaled $206 million at December 31, 2016 relative to $190 million at December 31, 2015. The following is a summary of key balance sheet changes during 2016.

•	Total assets increased by $236 million, or 13%. The increase resulted from growth in performing loans, cash, and investment balances, net of a $4 million reduction in nonperforming assets.

•	Gross loans and leases were up $130 million, or 11%, for the year in 2016. Loan growth was favorably impacted by the addition of $94 million in loans via the Coast acquisition and organic growth in commercial real estate and construction loans, net of a $17 million reduction in outstanding balances on mortgage warehouse lines. Loan growth was also facilitated by a $21 million net increase in loan participations purchased by Bank of the Sierra from other community banks located in higher growth areas of California.

•	Cash balances increased by $72 million, or 148%. The increase in cash includes a $39 million surge in interest-earning balances held at the Federal Reserve Bank due to the temporary placement of excess liquidity at year-end. The increase was also impacted by higher non-earning cash balances, resulting from fluctuations in cash items in process of collection as well as branch cash for locations added during the year.

•	Nonperforming assets ended 2016 at $9 million, representing a reduction of $4 million, or 33%, for the year. The net decline during 2016 is comprised of a $3 million reduction in loans on non-accrual status, including the return to accrual status of our single largest remaining nonperforming loan, and a $1 million reduction in foreclosed assets. The Company’s ratio of nonperforming assets to loans plus foreclosed assets fell to 0.68% at December 31, 2016, from 1.13% at December 31, 2015.

•	Our allowance for loan and lease losses totaled $9.7 million as of December 31, 2016, a decline of $722,000, or 7%, relative to year-end 2015. The drop during 2016 was due to the charge-off of certain impaired loan balances against previously-established reserves, partially offset by higher general reserves on performing loans primarily resulting from loan growth. The allowance fell to 0.77% of total loans at December 31, 2016 from 0.92% of total loans at December 31, 2015, due to loan growth in portfolio segments with low historical loss rates and credit quality improvement in the remainder of the loan portfolio.

•	Deposit balances reflect net growth of $231 million, or 16%. Deposit growth in 2016 includes balances from the Coast acquisition in July that totaled $129 million at the acquisition date, and deposits from our branch purchase in May which totaled $10 million at the acquisition date. We also increased our time deposits from the State of California by $20 million in the third quarter of 2016.

•	Total capital increased by $16 million, or 8%, to $206 million at December 31, 2016. The increase in capital is primarily the result of 599,226 shares issued as part of the consideration for the Coast acquisition and a rising level of retained earnings, net of a drop in accumulated other comprehensive income and the cost of common stock repurchased by the Company. The Company’s regulatory capital ratios remain relatively robust, and at December 31, 2016 our consolidated Common Equity Tier One Capital Ratio was 14.09%, our Tier One Risk-Based Capital Ratio was 16.53%, our Total Risk-Based Capital Ratio was 17.25%, and our Tier One Leverage Ratio was 11.92%.

Results of Operations

Net income was $17.567 million in 2016, a decline of $500,000, or 3%, relative to 2015. The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance and investment gains. The majority of the Company’s non-interest expense is comprised of operating costs that facilitate offering a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income was $65.182 million in 2016, compared to $60.126 million in 2015 and $52.325 million in 2014. This equates to increases of 8% in 2016 and 15% in 2015. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Distribution, Rate & Yield

(dollars in thousands, except footnotes)

	Year Ended December 31,
	2016			2015			2014
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)
Assets
Investments:
Federal funds sold/Due from banks	$11,210	$84	0.74%	$11,313	$31	0.27%	$24,552	$62	0.25%
Taxable	415,902	7,922	1.87%	405,987	8,192	1.99%	359,674	7,653	2.10%
Non-taxable	108,568	3,009	4.26%	99,963	2,953	4.54%	97,809	2,936	4.62%
Equity	1,214	40	3.24%	1,760	19	1.06%	2,474	90	3.59%
Total Investments	536,894	11,055	2.32%	519,023	11,195	2.43%	484,509	10,741	2.51%
Loans and Leases:(3)
Real Estate	827,868	42,107	5.09%	730,509	38,203	5.23%	631,878	33,524	5.31%
Agricultural	48,730	2,143	4.40%	32,084	1,329	4.14%	25,151	993	3.95%
Commercial	114,594	5,835	5.09%	106,342	4,941	4.65%	99,847	4,481	4.49%
Consumer	13,789	1,574	11.41%	16,981	1,707	10.05%	21,137	1,923	9.10%
Mortgage Warehouse	144,531	5,577	3.86%	138,106	5,103	3.69%	79,096	3,272	4.14%
Direct Financing Leases	1,541	80	5.19%	1,871	98	5.24%	2,311	125	5.41%
Other	2,187	134	6.13%	2,090	131	6.27%	561	62	11.05%
Total Loans and Leases	1,153,240	57,450	4.98%	1,027,983	51,512	5.01%	859,981	44,380	5.16%
Total Interest Earning Assets (4)	1,690,134	68,505	4.15%	1,547,006	62,707	4.16%	1,344,490	55,121	4.22%
Other Earning Assets	8,045			7,385			6,178
Non-Earning Assets	146,361			138,378			130,681
Total Assets	$1,844,540			$1,692,769			$1,481,349

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$131,803	$399	0.30%	$120,363	$355	0.29%	$104,808	$283	0.27%
NOW	327,961	361	0.11%	293,043	344	0.12%	244,085	338	0.14%
Savings Accounts	206,234	229	0.11%	186,224	207	0.11%	153,591	241	0.16%
Money Market	109,027	80	0.07%	109,479	78	0.07%	80,238	80	0.10%
CDAR's	3,700	4	0.11%	12,007	8	0.07%	12,645	11	0.09%
Certificates of Deposit<$100,000	75,383	236	0.31%	77,058	247	0.32%	77,563	326	0.42%
Certificates of Deposit>$100,000	238,858	865	0.36%	215,625	535	0.25%	202,196	691	0.34%
Brokered Deposits	-	-	-	644	11	1.71%	5,940	94	1.58%
Total Interest Bearing Deposits	1,092,966	2,174	0.20%	1,014,443	1,785	0.18%	881,066	2,064	0.23%
Borrowed Funds:
Federal Funds Purchased	822	6	0.73%	6	-	-	12	-	-
Repurchase Agreements	8,371	33	0.39%	8,601	35	0.41%	5,936	21	0.35%
Short Term Borrowings	28,333	127	0.45%	14,697	31	0.21%	3,502	4	0.11%
Long Term Borrowings	306	-	-	2,504	13	0.52%	904	4	0.44%
TRUPS	33,403	983	2.94%	30,928	717	2.32%	30,928	703	2.27%
Total Borrowed Funds	71,235	1,149	1.61%	56,736	796	1.40%	41,282	732	1.77%
Total Interest Bearing Liabilities	1,164,201	3,323	0.29%	1,071,179	2,581	0.24%	922,348	2,796	0.30%
Non-interest Bearing Demand Deposits	462,200			417,993			355,395
Other Liabilities	16,521			15,116			17,213
Shareholders' Equity	201,618			188,481			186,393
Total Liabilities and Shareholders' Equity	$1,844,540			$1,692,769			$1,481,349

Interest Income/Interest Earning Assets			4.15%			4.16%			4.22%
Interest Expense/Interest Earning Assets			0.20%			0.17%			0.21%
Net Interest Income and Margin(5)		$65,182	3.95%		$60,126	3.99%		$52,325	4.01%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)	Loans are gross of the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan Fees and loan acquisition FMV amortization were $461,003, $276,596 and $(731,316) for the years ended December 31, 2016, 2015, and 2014 respectively.
(4)	Non-accrual loans are slotted by loan type and have been included in total loans for purposes of total interest earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

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

Volume & Rate Variances

(dollars in thousands)

	Years Ended December 31,
	2016 over 2015			2015 over 2014
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$-	$53	$53	$(33)	$2	$(31)
Taxable	223	(493)	(270)	985	(446)	539
Non-taxable(1)	263	(207)	56	65	(48)	17
Equity	(6)	27	21	(26)	(45)	(71)
Total Investments	480	(620)	(140)	991	(537)	454

Loans and Leases:
Real Estate	5,092	(1,188)	3,904	5,233	(554)	4,679
Agricultural	690	124	814	274	62	336
Commercial	383	511	894	291	169	460
Consumer	(321)	188	(133)	(378)	162	(216)
Mortgage Warehouse	237	237	474	2,441	(610)	1,831
Direct Financing Leases	(17)	(1)	(18)	(24)	(3)	(27)
Other	6	(3)	3	169	(100)	69
Total Loans and Leases	6,070	(132)	5,938	8,006	(874)	7,132
Total Interest Earning Assets	$6,550	$(752)	$5,798	$8,997	$(1,411)	$7,586
Liabilities
Interest Bearing Deposits:
Demand
NOW	$34	$10	$44	$42	$30	$72
Savings Accounts	41	(24)	17	68	(62)	6
Money Market	22	-	22	51	(85)	(34)
CDAR's	-	2	2	29	(31)	(2)
Certificates of Deposit < $100,000	(6)	2	(4)	(1)	(2)	(3)
Certificates of Deposit > $100,000	(5)	(6)	(11)	(2)	(77)	(79)
Brokered Deposits	58	272	330	46	(202)	(156)
Total Interest Bearing Deposits	(11)	-	(11)	(84)	1	(83)
Borrowed Funds:	133	256	389	149	(428)	(279)

Federal Funds Purchased	-	6	6	-	-	-
Repurchase Agreements	(1)	(1)	(2)	9	5	14
Short Term Borrowings	29	67	96	13	14	27
Long Term Borrowings	(11)	(2)	(13)	7	2	9
TRUPS	57	209	266	-	14	14
Total Borrowed Funds	74	279	353	29	35	64
Total Interest Bearing Liabilities	207	535	742	178	(393)	(215)
Net Interest Income	$6,343	$(1,287)	$5,056	$8,819	$(1,018)	$7,801

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

For net interest income in 2016 relative to 2015, a favorable variance of $6.343 million attributable to volume changes was partially offset by an unfavorable rate variance of $1.287 million. The favorable volume variance was due to an increase of $143 million, or 9%, in average interest-earning assets resulting from growth in loans and investments, including the impact of the Coast acquisition. It was enhanced by strong growth in the average balance of loans relative to lower-yielding investments. The negative rate variance is the result of lower yields on investments and loans, combined with a slightly higher weighted average rate on interest-bearing liabilities. Our yield on investments dropped by 11 basis points due to the reinvestment of cash flows in a historically low interest rate environment, and our weighted average yield on loans was down three basis points due to continued competitive pressures on loan rates and a drop in nonrecurring interest income. Nonrecurring interest income totaled $563,000 in 2016 and $825,000 in 2015, and consists of interest recovered on nonaccrual loans and fees recognized from early loan payoffs, net of interest reversals for loans placed on non-accrual status. Our weighted average cost of interest-bearing liabilities increased by five basis points primarily because of higher interest rates paid on TRUPS, short-term borrowings and large time deposits. The unfavorable rate variance was also affected by the volume differential between interest-earning assets and interest-bearing liabilities. That differential averaged $476 million in 2015, the base period for the rate variance calculation, thus the decrease in our earning asset yield was applied to a much higher balance than the rate increase for interest-bearing liabilities and had a proportionately greater impact on net interest income.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 3.95% in 2016, four basis points lower than in 2015. The primary impact on our net interest margin in 2016 came from lower yields on loans and investments.

The volume variance calculated for 2015 over 2014 was a favorable $8.819 million, due to a $203 million increase in the average balance of interest-earning assets resulting from our acquisition of SCVB in late 2014, as well as organic growth and loan purchases in 2015. The impact of interest rate changes resulted in an unfavorable rate variance of $1.018 million in net interest income for 2015 relative to 2014. Despite the fact that our yield on earning assets and cost of interest-bearing liabilities were both down by six basis points, the rate variance was negative due to the volume differential between our interest-earning assets and interest-bearing liabilities, which averaged $422 million for 2014, the base period for the rate variance calculation. Our net interest margin was 3.99% in 2015, a drop of only 2 basis points relative to 2014. Loan and investment yields declined and there was a shift within loans to lower-yielding loan segments, but those unfavorable changes were partially offset by higher nonrecurring interest income and lower deposit rates.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. A loan loss provision was not required for 2016 or 2015, but we recorded a loan loss provision of $350,000 in 2014.

Even without a loan loss provision in recent periods we have been able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. The Company experienced net loan charge-offs of $722,000 in 2016, relative to $825,000 in 2015 and $779,000 in 2014. Despite those charge-offs and continued growth in outstanding performing loan balances, a loan loss provision was not recorded in 2016 or 2015 due to the following factors: all of the loans acquired from Coast were booked at their fair values, and thus did not initially require a loan loss allowance; loan charge-offs have primarily been recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; organic growth in our performing loan portfolio has been concentrated in loan types with low historical loss rates, thus having a positive impact on general reserves for performing loans; and, new loans booked since the Great Recession have been underwritten using tighter credit standards than was the case for many legacy loans. Partially offsetting the favorable factors for 2016 was the upward adjustment of certain qualitative factors that are applied to historical loss factors in calculating required reserves for certain other performing loan categories.

The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed in Note 2 to the consolidated financial statements and below under “Allowance for Loan and Lease Losses.” The process utilized to establish an appropriate allowance for loan and lease losses can result in a high degree of variability in the Company’s loan loss provision, and consequently in our net earnings.

Non-interest Revenue and Operating Expense

The table below sets forth the major components of the Company’s non-interest revenue and operating expense for the years indicated, along with relevant ratios:

Non-Interest Income/Expense

(dollars in thousands)

	Year Ended December 31,
	2016	% of Total	2015	% of Total	2014	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$10,151	52.77%	$9,399	53.06%	$8,275	52.27%
Checkcard fees	4,467	23.22%	4,234	23.90%	3,908	24.69%
Other service charges and fees	3,406	17.70%	3,154	17.80%	2,336	14.76%
Bank owned life insurance income	994	5.17%	907	5.12%	1,278	8.07%
Gain on sale of securities	223	1.16%	666	3.76%	667	4.21%
Loss on tax credit investment	(944)	-4.91%	(1,058)	-5.97%	(1,161)	-7.33%
Other	941	4.89%	413	2.33%	528	3.33%
Total non-interest income	19,238	100.00%	17,715	100.00%	15,831	100.00%
As a % of average interest-earning assets		1.14%		1.15%		1.18%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	27,452	47.29%	24,871	49.05%	22,926	49.44%
Occupancy costs
Furniture and equipment	2,372	4.09%	2,060	4.06%	1,862	4.02%
Premises	5,394	9.29%	4,839	9.54%	4,482	9.66%
Advertising and promotion costs	2,386	4.11%	2,319	4.57%	2,205	4.75%
Data processing costs	3,607	6.21%	3,426	6.76%	2,716	5.86%
Deposit services costs	3,737	6.44%	3,182	6.28%	2,587	5.58%
Loan services costs
Loan processing	635	1.09%	891	1.76%	1,113	2.40%
Foreclosed assets	657	1.13%	153	0.30%	(1,420)	-3.06%
Other operating costs
Telephone and data communications	1,552	2.67%	1,857	3.66%	1,283	2.77%
Postage and mail	997	1.72%	923	1.82%	775	1.67%
Other	902	1.55%	800	1.58%	716	1.54%
Professional services costs
Legal and accounting	1,675	2.89%	1,337	2.64%	1,244	2.68%
Acquisition costs	2,411	4.15%	101	0.20%	2,070	4.46%
Other professional services costs	1,996	3.44%	1,785	3.52%	2,110	4.55%
Stationery and supply costs	1,425	2.45%	1,296	2.56%	1,192	2.57%
Sundry & tellers	855	1.47%	863	1.70%	514	1.11%
Total other operating expense	$58,053	100.00%	$50,703	100.00%	$46,375	100.00%
As a % of average interest-earning assets		3.43%		3.28%		3.45%
Net non-interest income as a % of average interest-earning assets		-2.30%		-2.13%		-2.27%
Efficiency ratio (1)		67.23%		63.98%		66.48%

(1) Tax Equivalent

The Company’s results reflect increases in total non-interest income of $1.523 million, or 9%, in 2016 over 2015, and $1.884 million, or 12%, in 2015 over 2014. While the primary reasons for the changes in non-interest income are discussed in greater detail below, several items of a nonrecurring nature have had a significant impact over the past few years. In 2016, nonrecurring non-interest income includes $223,000 in gains on the sale of investments, $489,000 in life insurance proceeds, and $276,000 in special dividends received pursuant to our equity investment in the Federal Home Loan Bank (“FHLB”). Nonrecurring non-interest income for 2015 was comprised of $666,000 in investment gains and $245,000 in special dividends from the FHLB, while 2014 includes $667,000 in gains on the sale of investments. Total non-interest income was 1.14% of average interest-earning assets in 2016, relative to 1.15% in 2015 and 1.18% in 2014. The ratio has been trending slightly lower due primarily to a rising balance of interest-earning assets.

The principal component of the Company’s non-interest revenue, namely service charges on deposit accounts, increased by $752,000, or 8%, in 2016 relative to 2015, due primarily to fees earned from increased activity on commercial deposit accounts and higher overdraft income. Deposit service charges increased by $1.124 million, or 14%, in 2015 relative to 2014 for the same reasons, although that variance was also impacted by lower fee income in 2014 resulting from certain nonrecurring fee waivers made in the course of our core software conversion. The Company’s ratio of service charge income to average transaction account balances was 1.1% in 2016 and 2015, down from 1.2% in 2014.

The line item immediately following service charges on deposits is credit card fees, comprised primarily of credit card interchange income. Despite the sale of all credit card balances in 2007, we still receive a portion of the interchange and interest income from credit cards issued in our name by a third party vendor. Credit card fees did not change materially in 2016 relative to the prior two years. Checkcard fees, however, which consist of interchange fees from our customers’ use of debit cards for electronic funds transactions, increased by $233,000, or 6%, in 2016 over 2015, and by $326,000, or 8%, in 2015 over 2014. The increases can be explained primarily by growth in our deposit account base, including the addition of accounts pursuant to our whole-bank acquisitions.

Other service charges and fees also constitute a relatively large portion of non-interest income, with the principal components consisting of ATM fees from transactions not associated with deposit customers (also referred to as foreign ATM fees), dividends on restricted stock, check printing fees, currency order fees, and other fees for merchant services. This category increased by $252,000, or 8%, in 2016 over 2015 and by $818,000, or 35%, in 2015 over 2014. The increases include the impact of nonrecurring special dividends from the FHLB, as noted above, as well as a higher regular FHLB dividend rate and increases in other activity-based fees.

BOLI income is derived from two basic types of policies owned by the Company: “separate account” life insurance policies associated with deferred compensation plans, and “general account” life insurance. BOLI income increased by $87,000, or 10%, in 2016 over 2015, due to higher income on separate account BOLI which was partially offset by a higher cost of insurance and lower income crediting rates on general account BOLI, and the impact of paid-off policies. BOLI income dropped by $371,000, or 29%, in 2015 relative to 2014, due mainly to fluctuations in BOLI income associated with deferred compensation plans. At December 31, 2016 the Company’s books reflect a $38.3 million net cash surrender value for general account BOLI, down from $39.3 million at the end of 2015 due to certain policies that were paid out in 2016. General account BOLI generates income that is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and the income has typically been fairly consistent, but as noted above rate reductions and an increase in the cost of insurance for certain policies have led to lower income in recent periods. The Company also had $5.4 million invested in separate account BOLI at December 31, 2016, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains for certain directors and senior officers. Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a gain on separate account BOLI totaling $151,000 in 2016 relative to a loss of $65,000 in 2015, for an absolute difference of $216,000. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be minimal.

Gains on the sale of loans were at immaterial levels in 2016, 2015 and 2014 since the Company has been retaining almost all of the loans it originates. We did, however, realize $223,000 in gains on the sale of investments in 2016, as compared to $666,000 in investment gains in 2015 and $667,000 in 2014. The next line item reflects pass-through expenses associated with our investments in low-income housing tax credit funds and other limited partnerships. Those expenses, which are netted out of revenue, dropped by $114,000, or 11%, in 2016 relative to 2015, and by $103,000, or 9%, in 2015 compared to 2014.

Other non-interest income includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, life insurance proceeds, loan servicing income less amortization expense on our servicing asset, and other miscellaneous income. Other non-interest income was $480,000 in 2016, relative to negative $56,000 in 2015 and $74,000 in 2014. The variance for 2016 over 2015 reflects an increase of $536,000, due primarily to $489,000 in nonrecurring life insurance proceeds received in 2016. There was a drop of $130,000 in other non-interest income in 2015 relative to 2014, due in part to the disposition of certain fixed assets at a loss in 2015.

Total operating expense, or non-interest expense, increased by $7.350 million, or 14%, in 2016 over 2015, and by $4.328 million, or 9%, in 2015 relative to 2014. The increase in 2016 includes nonrecurring acquisition costs, as well as core operating expenses required to support the branch we opened in Sanger in the second quarter of 2016 and our acquired Coast branches. The increase for 2015 is comprised in large part of ongoing operating costs incidental to our fourth quarter 2014 acquisition, higher debit card losses, and additional net expenses associated with foreclosed assets. Non-interest expense includes the following items of a nonrecurring nature: for 2016, acquisition costs of $2.411 million, net OREO expense of $657,000, and a nonrecurring expense reversal of $173,000 in director retirement plan accruals subsequent to the death of a former director and the payment of split-dollar life insurance proceeds to his beneficiary; for 2015, net OREO expense of $153,000 and one-time acquisition costs totaling $101,000; and for 2014, acquisition costs of $2.070 million, certain marketing expenses related to a rebranding initiative and the acquisition, a net OREO expense reversal of $1.420 million due to gains on the sale of OREO, commissions totaling $290,000 paid with regard to the sale of certain nonperforming loans, and credits totaling $155,000 for incorrect telecommunications billings in prior periods. Non-interest expense was 3.43% of average earning assets in 2016, relative to 3.28% for 2015 and 3.45% in 2014. The ratios were higher in 2016 and 2014 largely because those years included acquisition costs.

The largest component of operating expense, namely salaries and employee benefits, was up $2.581 million, or 10%, in 2016 over 2015, and increased by $1.945 million, or 8%, in 2015 over 2014. Personnel costs for 2016 include expenses for former Coast employees retained subsequent to the acquisition. The increase in 2016 over 2015 also reflects salary adjustments in the normal course of business, higher staffing levels as vacant positions were filled, and higher temporary salaries and overtime costs, which increased by a total of $206,000 due largely to staffing costs incurred in conjunction with the Coast acquisition and related system conversion. The variance in personnel expense was favorably impacted by slightly lower group health insurance premiums, and by higher deferred salaries directly related to successful loan originations. The increase in salaries and employee benefits for 2015 is due primarily to personnel increases associated with the SCVB acquisition, regular annual salary increases, higher group health insurance premiums, and an increased accrual for Company contributions to the employee 401(k) retirement plan. Those increases were partially offset by a higher level of deferred salaries directly related to successful loan originations in 2015, in addition to lower deferred compensation expense, reduced incentive compensation accruals and a drop in temporary help and overtime costs due to inflated costs in 2014 stemming from our core banking system conversion and acquisition. Components of compensation expense that can experience significant variability and are typically difficult to predict include salaries associated with successful loan originations, which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) guidelines on the recognition and measurement of non-refundable fees and origination costs for lending activities, and accruals associated with employee deferred compensation plans. Loan origination salaries that were deferred from current expense for recognition over the life of related loans totaled $3.430 million for 2016, $3.058 million for 2015, and $2.673 million for 2014, with the fluctuations due to variability in successful organic loan origination activity. Employee deferred compensation expense accruals totaled $141,000 in 2016, relative to $37,000 in 2015 and $239,000 in 2014. As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. Salaries and benefits were 47.29% of total operating expense in 2016, relative to 49.05% in 2015 and 49.44% in 2014. The number of full-time equivalent staff employed by the Company totaled 480 at the end of 2016, 417 at the end of 2015, and 420 at the end of 2014. The increase in 2016 over 2015 is due in part to the addition of Coast National Bank staff, as well as successful recruitment for previously vacant positions.

Total rent and occupancy expense, including furniture and equipment costs, increased by $867,000, or 13%, in 2016 over 2015, and by $555,000, or 9%, in 2015 over 2014. The increase in 2016 is due in part to occupancy costs associated with former Coast National Bank locations, our new Sanger branch, and the loan production office which we opened in the second quarter of 2015. It also includes rent escalations in the normal course of business, and depreciation expense on office renovations undertaken in recent periods. The increase in 2015 is due primarily to the three branches added via our whole-bank acquisition in November 2014 and our loan production office.

Advertising and marketing costs were up by $67,000, or 3%, in 2016 over 2015, and by $114,000, or 5%, in 2015 over 2014. The increase in 2016 is mainly the result of marketing efforts targeting our expanded geography, and the increase for 2015 is also due primarily to promotional expenses associated with acquired branches.

Data processing costs increased by $181,000, or 5%, in 2016 over 2015, and by $710,000, or 26%, in 2015 over 2014. The increase in 2016 is largely due to ongoing costs associated with the Coast acquisition which were partially offset by efforts to manage network and other information technology costs. The increase in 2015 is the result of ongoing costs related to the SCVB acquisition, as well as an increase in our cost structure subsequent to the core processing conversion in the first quarter of 2014. Deposit services costs also increased by $555,000, or 17%, in 2016 over 2015, and by $595,000, or 23%, in 2015 over 2014. As with data processing costs, much of the increase in deposit costs is the result of ongoing expenses associated with our acquisitions, including operational costs as well as amortization expense for our core deposit intangible, and expenses for other new offices. Deposit costs were further impacted by increases in internet banking, mobile banking, and debit card processing costs due to increased activity levels.

Loan services costs are comprised of loan processing costs, and net costs associated with foreclosed assets. Loan processing costs, which include expenses for property appraisals and inspections, loan collections, demand and foreclosure activities, loan servicing, loan sales, and other miscellaneous lending costs, declined by $256,000, or 29%, in 2016 relative to 2015, and were also down $222,000, or 20%, in 2015 as compared to 2014. The reduction in 2016 includes lower appraisal and inspection costs, and also reflects declining foreclosure and collection costs. The drop in 2015 is due to $290,000 in nonrecurring commissions paid in conjunction with the sale of certain nonperforming loans in 2014. Foreclosed assets costs are comprised of write-downs taken subsequent to re-appraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets. Those costs totaled $657,000 in 2016 and $153,000 in 2015, but there was a net expense reversal of $1.420 million in 2014 due to relatively large gains on the sale of foreclosed assets. This line item thus reflects increases of $504,000 in 2016 over 2015, and $1.573 million for 2015 over 2014. The increase in 2016 is the result of additional OREO write-downs and higher OREO operating expense, and lower gains on the sale of foreclosed assets. For 2015, OREO write-downs and operating expense were lower than in 2014 but those reductions were offset by a drop of almost $2 million in gains on the sale of foreclosed assets.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs. Telecommunications expense was reduced by $305,000, or 16%, in 2016 relative to 2015, following an increase of $574,000, or 45%, in 2015 over 2014. The reduction for 2016 includes non-recurring credits received from prior period overbillings, but was also the result of focused efforts to increase efficiencies in this area. The increase in 2015 was due in part to credits received in 2014 for prior-period overpayments, but it was also affected by expenses associated with the SCVB acquisition and our new loan production office, upgraded circuits and certain redundant circuits that have since been consolidated. Postage expense increased by $74,000, or 8%, in 2016 over 2015, and by $148,000, or 19%, in 2015 over 2014. The increases for 2016 and 2015 include additional mailings to an expanding customer base, while the increase for 2015 is also due to a higher volume of mailings related to compliance requirements and customer education. The “Other” category under other operating costs was up by $102,000, or 13%, in 2016 due primarily to higher travel costs in connection with our new Coast branches, and it increased by $84,000, or 12%, in 2015 as a result of higher education and training costs.

Legal and accounting costs were up $338,000, or 25%, in 2016 over 2015 due to rising costs for both internal and independent audits as well as higher legal expense, and increased by $93,000, or 7%, in 2015 over 2014 due primarily to higher costs for internal audits. Acquisition costs include one-time expenses directly attributable to our whole-bank acquisitions, which totaled $2.411 million in 2016, $101,000 in 2015, and $2.070 million in 2014. Those expenses are comprised primarily of termination fees for core processing contracts and certain other contracts, software conversion costs, financial advisor fees, legal costs, severance and retention amounts paid to employees of the acquired institutions, and the write-off of furniture, fixtures and equipment that were not utilized by the Company.

Other professional services costs include FDIC assessments and other regulatory costs, directors’ costs, certain insurance costs, and professional recruiting fees among other things. This category increased by $211,000, or 12%, in 2016, but fell by $325,000, or 15%, in 2015. The increase for 2016 includes higher directors’ deferred compensation expense, an increase in directors’ fees due to an expanded Board, and $101,000 in equity incentive compensation costs for stock options issued to directors during the first quarter of 2016. Those increases were partially offset by a non-recurring expense reversal of $173,000 in director retirement plan accruals in the first quarter of 2016, subsequent to the death of a former director and the payment of split-dollar life insurance proceeds to his beneficiary. The drop in 2015 was due to reductions in regulatory assessments, as well as stock option expense and deferred compensation expense for directors. As with deferred compensation accruals for employees, directors’ deferred fee accruals are related to separate account BOLI income and losses, and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. Directors’ deferred compensation expense accruals totaled $173,000 in 2016, $57,000 in 2015, and $197,000 in 2014.

Stationery and supply costs increased by $129,000, or 10%, in 2016 over 2015, and by $104,000, or 9%, in 2015 over 2014. The increases for both 2016 and 2015 are primarily due to recurring costs stemming from our whole-bank acquisitions, but the increase for 2016 also includes one-time costs to outfit former Coast branches with Bank of the Sierra supplies. Sundry and teller costs were about the same in 2016 as in 2015, but reflect an increase of $349,000, or 68%, in 2015 over 2014 due to an increase in debit card losses and other operations-related charge-offs. We are hopeful that technology improvements will help reduce future debit card fraud, but no assurance can be provided in that regard.

The Company’s tax-equivalent overhead efficiency ratio was 67.23% in 2016, relative to 63.98% in 2015 and 66.48% in 2014. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation. The ratio was higher in 2016 and 2014 due to non-recurring acquisition costs incurred in those periods.

Income Taxes

Our income tax provision was $8.800 million, or 33% of pre-tax income in 2016, relative to a provision of $9.071 million, or 33% of pre-tax income in 2015 and a provision of $6.191 million, or 29% of pre-tax income in 2014. Pre-tax income was lower although non-taxable income increased in 2016, putting downward pressure on our tax accrual rate, but the impact of those factors was offset by declining tax credits.

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. The Company’s investments in state, county and municipal bonds provided $3.001 million in federal tax-exempt income in 2016, $2.953 million in 2015, and $2.936 million in 2014. Our bank-owned life insurance also generated $994,000 in tax-exempt income in 2016, compared to $907,000 in 2015 and $1.278 million in 2014.

Tax credits currently include any available California state tax employment credits, as well as those generated by our investments in low-income housing tax credit funds. We had a total of $6.8 million invested in low-income housing tax credit funds as of December 31, 2016, which are included in other assets rather than in our investment portfolio. Those investments have generated substantial tax credits over the past few years, with about $686,000 in credits available for the 2016 tax year, $770,000 in tax credits utilized in 2015, and $1.0 million in tax credits utilized in 2014. The credits are dependent upon the occupancy level of the housing projects and income of the tenants, and cannot be projected with certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. We currently plan to invest in additional tax credit funds, but if the economics of such transactions do not justify continued investments then the level of low-income housing tax credits will taper off in future years until they are substantially utilized by the end of 2026. That means that even if taxable income stayed at the same level through 2026, our tax accrual rate would gradually increase.

Financial Condition

Assets totaled $2.033 billion at the end of 2016, reflecting an increase of $236 million, or 13%, for the year. Asset growth came primarily from increases of $130 million, or 11%, in gross loan balances, $23 million, or 4%, in investment securities, and $72 million, or 148%, in cash and balances due from banks (including interest-earning balances held at the Federal Reserve Bank). Total nonperforming assets were reduced by over $4 million, or 33%, during the year. Deposits were up $231 million, or 16%, including a $200 million increase in core non-maturity deposits. As detailed below, our mid-year acquisition of Coast had a significant impact on balance sheet growth in 2016.

Total capital of $206 million at December 31, 2016 reflects an increase of $16 million, or 8%, for the year due to the impact of 599,226 shares issued as part of the Coast acquisition consideration and a rising level of retained earnings, net of a drop in accumulated other comprehensive income and the cost of common stock repurchased by the Company. We maintained a very strong capital position throughout the recession and in the ensuing years, and our capital remains at relatively high levels in comparison to peer banks. Furthermore, our liquidity position has been exceptionally strong for the past few years due to robust growth in customer deposits and the runoff of wholesale-sourced brokered deposits, in addition to relatively high levels of unpledged liquid investments. Our healthy capital position and access to liquidity resources position us to take advantage of potential growth opportunities, although no assurance can be provided in that regard. The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

Loan and Lease Portfolio

The Company’s loan and lease portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio are important considerations when reviewing the Company’s financial condition. The Company is not involved with chemicals or toxins that might have an adverse effect on the environment, thus its primary exposure to environmental legislation is through lending activities. The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability.

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2012 through 2016, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution table that follows sets forth by loan type the Company’s gross loans and leases outstanding, and the percentage distribution in each category at the dates indicated. The balances for each loan type include nonperforming loans, if any, but do not reflect any deferred or unamortized loan origination, extension, or commitment fees, or deferred loan origination costs. Although not reflected in the loan totals below and not currently comprising a material part of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution

(dollars in thousands)

	As of December 31,
	2016	2015	2014	2013	2012
Real Estate:
1-4 family residential construction	$32,417	$14,941	$5,858	$1,720	$3,174
Other Construction/Land	40,650	37,359	19,908	25,531	28,002
1-4 family - closed-end	137,143	137,356	114,259	87,024	99,917
Equity Lines	43,443	44,233	49,717	53,723	61,463
Multi-family residential	31,631	27,222	18,718	8,485	5,960
Commercial RE- owner occupied	253,535	218,708	218,654	186,012	182,614
Commercial RE- non-owner occupied	244,198	165,107	132,077	106,840	92,808
Farmland	134,480	133,182	145,039	108,504	71,851
Total Real Estate	917,497	778,108	704,230	577,839	545,789
Agricultural	46,229	46,237	27,746	25,180	22,482
Commercial and Industrial	123,595	113,207	113,771	103,262	112,328
Mortgage Warehouse Lines	163,045	180,355	106,021	73,425	170,324
Consumer loans	12,165	14,949	18,885	23,536	28,872
Total Loans and Leases	$1,262,531	$1,132,856	$970,653	$803,242	$879,795
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	2.57%	1.32%	0.60%	0.21%	0.35%
Other Construction/land	3.22%	3.30%	2.05%	3.18%	3.18%
1-4 family - closed-end	10.86%	12.12%	11.77%	10.83%	11.36%
Equity Lines	3.44%	3.90%	5.12%	6.69%	6.99%
Multi-family residential	2.51%	2.40%	1.93%	1.06%	0.68%
Commercial RE- owner occupied	20.08%	19.31%	22.53%	23.16%	20.76%
Commercial RE- non-owner occupied	19.34%	14.57%	13.61%	13.30%	10.55%
Farmland	10.65%	11.76%	14.94%	13.51%	8.17%
Total Real Estate	72.67%	68.68%	72.55%	71.94%	62.04%
Agricultural	3.66%	4.08%	2.86%	3.13%	2.56%
Commercial and Industrial	9.79%	9.99%	11.72%	12.86%	12.76%
Mortgage Warehouse Lines	12.92%	15.93%	10.92%	9.14%	19.36%
Consumer loans	0.96%	1.32%	1.95%	2.93%	3.28%
	100.00%	100.00%	100.00%	100.00%	100.00%

Excluding the fluctuations caused by variability in outstanding balances on mortgage warehouse lines, the Company experienced limited growth, and in some instances runoff, in other loan and lease balances in 2012 and 2013 due to reductions associated with the resolution of impaired loans, weak loan demand, stringent underwriting standards, and intense competition. In 2014, however, net growth in outstanding balances totaled $167 million, or 21%, due to the SCVB acquisition, the purchase of a portfolio of residential mortgage loans, and strong organic growth in agricultural real estate loans, commercial real estate loans, and commercial loans, with only $33 million of the total increase coming from mortgage warehouse loans. Loan growth continued at a sturdy pace in 2015 with a net increase of $162 million, or 17%, in gross loan balances resulting from increased utilization on mortgage warehouse lines, the purchase of another portfolio of residential mortgage loans, strong organic growth in other non-farm real estate loans, and a solid increase in agricultural production loans.

For 2016, gross loans were up by $130 million, or 11%, due to the addition of $94 million in loans via the Coast acquisition and organic growth in commercial real estate and construction loans, net of a $17 million reduction in outstanding balances on mortgage warehouse lines. Total real estate loans increased by $139 million, or 18%, due in part to $69 million in balances from the Coast acquisition, as well as organic growth in commercial real estate loans and construction loans. Agricultural production loan balances were up earlier in 2016 due to seasonality but ended the year showing no net growth, and commercial loans reflect a net increase of $10 million, or 9%, due to $22 million in loans from the Coast acquisition partially offset by prepayments in our legacy portfolio. Despite the addition of new customers and a corresponding increase in total lines in 2016, outstanding balances on mortgage warehouse lines were down $17 million, or 10%, due to a drop in utilization on lines to 48% at December 31, 2016 from 60% at December 31, 2015. Mortgage lending activity is highly correlated with changes in interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances. Consumer loans declined by $3 million, or 19%, during 2016. Loan growth in 2016 was facilitated by a $21 million net increase in loan participations purchased by Bank of the Sierra from other community banks located in higher growth areas of California. Because of an additional $13 million in participation loans included in Coast’s loan portfolio, our balance of loan participations purchased now totals $41 million. Despite a higher level of organic lending activity in recent periods and growth in our pipeline of loans in process of approval, no assurance can be provided with regard to future loan growth as payoffs remain at relatively high levels and mortgage warehouse loan volumes are difficult to predict.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2016, including non-accruing loans, grouped by remaining scheduled principal payments:

Loans and Lease Maturity

(dollars in thousands)

	As of December 31, 2016
	Three months or less	Three months to twelve months	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Real Estate	$39,504	$44,722	$87,483	$745,788	$917,497	$574,495	$258,776
Agricultural	7,024	33,494	5,094	617	46,229	4,352	1,359
Commercial and Industrial	13,788	29,267	28,299	52,241	123,595	35,474	45,066
Mortgage warehouse lines	-	163,045	-	-	163,045	-	-
Consumer Loans	772	819	5,247	5,327	12,165	1,018	9,556
Total	$61,088	$271,347	$126,123	$803,973	$1,262,531	$615,339	$314,757

For a comprehensive discussion of the Company’s liquidity position, balance sheet re-pricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $464 million at December 31, 2016 and $355 million at December 31, 2015, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 37% of gross loans outstanding at December 31, 2016 and 31% at December 31, 2015, with the increase due in part to the addition of mortgage warehouse lines and lower utilization on those lines. The Company also had undrawn letters of credit issued to customers totaling $9 million at December 31, 2016 and $17 million at December 31, 2015. Off-balance sheet obligations pose potential credit risk to the Company, and a $344,000 reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2016. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-K outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

Contractual Obligations

At the end of 2016, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations

(dollars in thousands)

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Subordinated debentures	$34,410	$-	$-	$-	$34,410
Operating leases	7,684	1,424	2,190	2,010	2,060
Other long-term obligations	2,532	932	898	26	676
Total	$44,626	$2,356	$3,088	$2,036	$37,146

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

Nonperforming Assets and Performing TDRs

(dollars in thousands)

	As of December 31,
	2016	2015	2014	2013	2012
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$153
Other Construction/Land	558	457	3,547	5,528	11,163
1-4 family - closed-end	963	2,298	3,042	13,168	15,381
Equity Lines	1,926	1,770	1,049	778	1,026
Multi-family residential	-	630	171	-	-
Commercial RE- owner occupied	1,572	2,325	3,417	5,516	5,314
Commercial RE- non-owner occupied	67	262	7,754	8,058	11,642
Farmland	39	610	51	282	1,933
TOTAL REAL ESTATE	5,125	8,352	19,031	33,330	46,612
Agricultural	89	-	-	470	664
Commercial and Industrial	692	710	821	2,622	4,545
Direct finance leases	-	-	-	-	135
Consumer loans	459	572	826	992	1,138
TOTAL NONPERFORMING LOANS (1)	$6,365	$9,634	$20,678	$37,414	$53,094

Foreclosed assets	2,225	3,193	3,991	8,185	19,754
Total nonperforming assets	$8,590	$12,827	$24,669	$45,599	$72,848
Performing TDRs (1)	$14,182	$12,431	$12,359	$15,239	$18,652
Nonperforming loans as a % of total gross loans and leases	0.50%	0.85%	2.13%	4.66%	6.03%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.68%	1.13%	2.53%	5.62%	8.10%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

At the end of 2006, prior to the Great Recession, our NPAs totaled less than $1 million and comprised only 0.08% of total loans and leases plus foreclosed assets. They subsequently escalated to as high as $80 million, or close to 9% of total loans and leases plus foreclosed assets at September 30, 2009, due to deterioration in the economy and the associated negative impact on our borrowers. By the end of 2016 total NPAs had been reduced to $8.6 million, or less than 1% of gross loans and leases plus foreclosed assets, in response to better economic conditions and our continuous concerted efforts to improve credit quality. This contraction in NPAs includes a drop of $4.2 million, or 33%, during 2016, comprised of a $3.3 million reduction in nonperforming loans and a $968,000 reduction in foreclosed assets. The balance of nonperforming loans at December 31, 2016 includes $4.5 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such. We also had $14.2 million in loans classified as performing TDRs for which we were still accruing interest at December 31, 2016, an increase of $1.8 million, or 14%, relative to December 31, 2015 due in part to a large nonperforming TDR that was reinstated to accrual status during the first quarter of 2016. Notes 2 and 4 to the consolidated financial statements provide a more comprehensive disclosure of TDR balances and activity within recent periods.

Non-accruing loan balances secured by real estate comprised $5.1 million of total nonperforming loans at December 31, 2016, down $3.2 million, or 39%, since December 31, 2015. The gross reduction in nonperforming real estate loans totaled $7.8 million during 2016, but reductions were partially offset by the migration of $4.5 million in real estate loans to non-accrual status. The total balance of nonperforming real estate loans has been trending down due to material reductions in nonperforming construction loans, closed-end residential loans and commercial real estate loans, but nonperforming equity lines have increased steadily since 2013 to their balance of $1.9 million at December 31 2016. While we do not anticipate material future increases in nonperforming equity lines, no assurance can be provided in that regard. The balance of nonperforming commercial loans did not change materially during 2016, ending the period at $692,000. Nonperforming consumer loans, which are largely unsecured, declined by $113,000, or 20%, to a balance of $459,000 at December 31, 2016.

As noted above, foreclosed assets were reduced by $968,000, or 30%, in 2016 due to write-downs on OREO totaling $449,000 and the sale of certain properties, partially offset by additions totaling $902,000. Our foreclosed assets had an aggregate carrying value of $2.2 million at December 31, 2016, and were comprised of 11 properties classified as OREO and two mobile homes. At the end of 2015 foreclosed assets totaled $3.2 million, consisting of 16 properties classified as OREO and two mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

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

The Company’s allowance for loan and lease losses was $9.7 million, or 0.77% of gross loans at December 31, 2016, relative to $10.4 million, or 0.92% of gross loans at December 31, 2015. The decline in the dollar amount of the allowance in 2016 was due to the fact that the majority of loan charge-offs during the period were charged against specific loss reserves established in previous periods and therefore did not lead to the need for reserve replenishment. Moreover, our need for loss reserves has been favorably impacted in recent periods by loan growth in portfolio segments with relatively low historical loss rates, and by continued credit quality improvement in the performing loan portfolio in general as loans booked or renewed since the Great Recession have been underwritten using tighter credit criteria. The ratio of the allowance to nonperforming loans was 152.41% at December 31, 2016, relative to 108.19% at December 31, 2015 and 54.40% at December 31, 2014. A separate allowance of $344,000 for potential losses inherent in unused commitments is included in other liabilities at December 31, 2016.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands)

	As of and for the years ended December 31,
	2016	2015	2014	2013	2012
Balances:
Average gross loans and leases outstanding during period	$1,153,240	$1,027,983	$859,981	$804,533	$789,333
Gross loans and leases held for investment	$1,262,531	$1,132,856	$970,653	$803,242	$879,795

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,423	$11,248	$11,677	$13,873	$17,283
Provision charged to expense	-	-	350	4,350	14,210
Charge-offs
Real Estate:
1-4 family residential construction	-	-	-	-	46
Other Construction/Land	144	73	135	625	1,994
1-4 Family - closed-end	97	224	431	454	1,763
Equity Lines	94	92	828	1,131	1,234
Multi-family residential	50	-	-	-	1,262
Commercial RE- owner occupied	108	318	171	933	2,117
Commercial RE - non-owner occupied	469	-	45	523	2,522
Farmland	-	-	19	539	170
TOTAL REAL ESTATE	962	707	1,629	4,205	11,108
Agricultural	-	-	124	473	634
Commercial and Industrial	344	395	625	1,668	4,468
Mortgage Warehouse Lines	-	-	-	-	-
Consumer Loans	1,905	1,738	1,837	1,917	2,568
Total	3,211	2,840	4,215	8,263	18,778
Recoveries
Real Estate:
1-4 family residential construction	-	-	38	-	7
Other Construction/Land	467	117	702	174	61
1-4 Family - closed-end	15	93	317	58	40
Equity Lines	17	189	273	118	21
Multi-family residential	-	-	-	36	-
Commercial RE- owner occupied	35	106	504	60	104
Commercial RE - non-owner occupied	449	246	79	172	12
Farmland	-	-	-	-	57
TOTAL REAL ESTATE	983	751	1,913	618	302
Agricultural	14	81	6	-	-
Commercial and Industrial	477	225	801	802	578
Mortgage Warehouse Lines	-	-	-	-	-
Consumer Loans	1,015	958	716	297	278
Total	2,489	2,015	3,436	1,717	1,158
Net loan charge offs (recoveries)	722	825	779	6,546	17,620
Balance	$9,701	$10,423	$11,248	$11,677	$13,873

RATIOS
Net Loan and Lease Charge-offs to Average Loans and Leases	0.06%	0.08%	0.09%	0.81%	2.23%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	0.77%	0.92%	1.16%	1.45%	1.58%
Allowance for Loan Losses to Non-Performing Loans	152.41%	108.19%	54.40%	31.21%	26.13%
Net Loan and Lease Charge-offs to Allowance for Loan Losses at End of Period	7.44%	7.92%	6.93%	56.06%	127.01%
Net Loan Charge-offs to Provision for Loan and Lease Losses	-	-	222.57%	150.48%	124.00%

As shown in the table above, the Company did not record a provision for loan and lease losses in 2016 or 2015, but had a provision of $350,000 in 2014. There were $722,000 in net loan balances charged off in 2016, relative to $825,000 in 2015 and $779,000 in 2014. Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end. Our allowance for probable losses on specifically identified impaired loans was reduced by $2.553 million, or 65%, during 2016, due to the charge-off of losses against the allowance and the release of reserves subsequent to the resolution of certain non-performing loans. The allowance for probable losses inherent in non-impaired loans was increased by $1.831 million, or 28%, during 2016, as a result of loan growth and the upward adjustment of certain qualitative factors used to determine appropriate reserve requirements. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

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

Allocation of Allowance for Loan and Lease Losses

(dollars in thousands)

	As of December 31,
	2016		2015		2014		2013		2012
	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans
Real Estate	$3,548	72.67%	$4,783	68.68%	$6,243	72.55%	$5,544	71.94%	$8,034	62.04%
Agricultural	209	3.66%	722	4.08%	986	2.86%	978	3.13%	258	2.56%
Commercial and Industrial (2)	4,279	22.71%	2,533	25.92%	1,944	22.64%	3,787	22.00%	3,467	32.12%
Consumer Loans	1,208	0.96%	1,263	1.32%	1,765	1.95%	1,117	2.93%	2,114	3.28%
Unallocated	457	-	1,122	-	310	-	251	-	-	-
Total	$9,701	100.00%	$10,423	100.00%	$11,248	100.00%	$11,677	100.00%	$13,873	100.00%

(1) Represents percentage of loans in category to total loans

(2) Includes mortgage warehouse lines

The Company’s allowance for loan and lease losses at December 31, 2016 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

Investments

The Company’s investments can at any given time consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $571 million, or 28% of total assets at December 31, 2016, compared to $510 million, or 28% of total assets at December 31, 2015.

We had no fed funds sold at December 31, 2016 or 2015, but interest-bearing balances held at other banks increased by $39 million, to a total of $41 million at December 31, 2016, due to the temporary placement of excess liquidity. The Company’s investment portfolio had a book balance of $530 million at December 31, 2016, reflecting an increase of $23 million, or 4%, for 2016 due to the investment of excess liquidity and the addition of bonds from the Coast acquisition. The Coast acquisition included $23 million in investment securities as of the acquisition date, but $15 million in corporate bonds and other securities were sold by the Company shortly after the acquisition. The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for bonds in our investment portfolio was 3.9 years and their average effective duration was 2.6 years at December 31, 2016, approximately the same as at year-end 2015.

The following Investment Portfolio table reflects the amortized cost and fair market values for each primary category of investment securities for the past three years:

Investment Portfolio-Available for Sale

(dollars in thousands)

	As of December 31,
	2016		2015		2014
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
US Government Agencies	$26,926	$26,468	$28,801	$29,042	$26,959	$27,270
Mortgage-backed securities	391,555	387,876	374,683	375,061	378,339	381,442
State and political subdivisions	114,140	114,193	99,093	102,183	98,056	100,949
Equity securities	500	1,546	575	1,296	1,210	2,222
Total securities	$533,121	$530,083	$503,152	$507,582	$504,564	$511,883

We had a net unrealized loss of $3.0 on our investment portfolio at December 31, 2016 relative to a net unrealized gain of $4.4 million at December 31, 2015, with the drop due to the impact of higher interest rates on bond values. The net unrealized gain or loss represents the difference between the fair market value and amortized cost of our investments. The Coast acquisition included $2 million in US Government agency securities, but the aggregate balance of this portfolio segment fell by almost $3 million, or 9%, during 2016, due to bond maturities and declining market values. Mortgage-backed securities increased by $13 million, or 3%, due to almost $4 million added as part of the Coast acquisition as well as bond purchases during the year, net of the impact of lower market valuations and prepayments. Municipal bond balances were also up by $12 million, or 12%, due to the addition of $3 million in taxable municipal bonds from Coast and bond purchases, less the drop in market value caused by rising interest rates. All newly purchased municipal bonds have strong underlying ratings, and all municipal bonds in our portfolio are evaluated quarterly for potential impairment. The market value of equity securities reflects an increase of $250,000, or 19%, despite the sale of certain of our equity investments in 2016, due to higher stock prices.

Investment securities pledged as collateral for borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”), repurchase agreements, public deposits and other purposes as required or permitted by law totaled $194 million at December 31, 2016 and $180 million at December 31, 2015, leaving $335 million in unpledged debt securities at December 31, 2016 and $326 million at December 31, 2015. Securities pledged in excess of actual pledging needs and thus available for liquidity purposes, if necessary, totaled $51 million at December 31, 2016 and $57 million at December 31, 2015.

The table below groups the Company’s investment securities by their remaining time to maturity as of December 31, 2016, and provides weighted average yields for each segment. Since the actual timing of principal payments may differ from contractual maturities when obligors have the right to prepay principal, maturities for mortgage-backed securities (including collateralized mortgage obligations) were determined by incorporating expected prepayments.

Maturity and Yield of Available for Sale Investment Portfolio

(dollars in thousands)

	December 31, 2016
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US government agencies	$1,097	1.66%	$19,531	1.83%	$4,719	2.51%	$1,122	2.99%	$26,469	1.99%
Mortgage-backed securities	5,511	1.28%	366,598	1.89%	15,767	2.46%	-	-	387,876	1.90%
State and political subdivisions	6,828	4.99%	31,015	4.76%	31,281	4.18%	45,068	3.94%	114,192	4.29%
Other equity securities	-	-	-	-	-	-	1,546	-	1,546	-

Total securities	$13,436		$417,144		$51,767		$47,736		$530,083

Cash and Due from Banks

Cash on hand and non-interest bearing balances due from correspondent banks totaled $79 million, or 4% of total assets at December 31, 2016, and $47 million, or 3% of total assets at December 31, 2015. The average balance for 2016 was $46 million, relative to an average balance of $42 million for 2015. The increase in 2016 is largely a function of cash required for the former Coast branches, and for our Sanger branch which opened in the second quarter of 2016. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

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

Premises and Equipment

(dollars in thousands)

	As of December 31,
	2016			2015			2014
	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost	Accumulated Depreciation and Amortization	Net Book Value	Cost	Accumulated Depreciation and Amortization	Net Book Value
Land	$5,161	$-	$5,161	$3,019	$-	$3,019	$3,019	$-	$3,019
Buildings	19,579	8,993	10,586	16,398	8,523	7,875	16,348	8,105	8,243
Furniture and equipment	20,136	15,048	5,088	18,166	12,936	5,230	18,397	13,919	4,478
Leasehold improvements	11,618	6,074	5,544	11,049	5,367	5,682	10,850	4,784	6,066
Construction in progress	2,514	-	2,514	184	-	184	47	-	47
Total	$59,008	$30,115	$28,893	$48,816	$26,826	$21,990	$48,661	$26,808	$21,853

Net premises and equipment increased by almost $7 million, or 31%, in 2016, due mainly to fixed assets from the Coast acquisition, in addition to the refurbishment of certain branches, including our new Sanger branch. The net book value of the Company’s premises and equipment was 1.4% of total assets at December 31, 2016, and 1.2% of total assets at December 31, 2015. Depreciation and amortization included in occupancy and equipment expense totaled $2.5 million in 2016, as compared to $2.3 million in 2015.

Other Assets

The Company’s goodwill and other intangible assets totaled $11.1 million at December 31, 2016, relative to $7.8 million at December 31, 2015. The 41% increase during 2016 represents goodwill and the core deposit intangible from the Coast acquisition plus a core deposit intangible from our branch acquisition, less amortization expense on our core deposit intangibles. The Company’s goodwill and other intangible assets are evaluated for potential impairment every year, and pursuant to that analysis Management has determined that no impairment exists as of December 31, 2016.

The net cash surrender value of bank-owned life insurance declined to $43.7 million at December 31, 2016 from $44.1 million at December 31, 2015, due to insurance policies paid out during 2016 net of the addition of BOLI income to the net cash surrender value of the remaining policies. Refer to the “Non-Interest Revenue and Operating Expense” section above for a more detailed discussion of BOLI and the income it generates.

The line item for “other assets” on the Company’s balance sheet totaled $40.7 million at December 31, 2016, an increase of $2.1 million relative to the $38.6 million balance at December 31, 2015 primarily due to an additional investment in low income housing tax credit funds. Restricted stock and accrued interest receivable were also up in 2016, but our deferred tax asset declined. At year-end 2016, other assets included as its largest components a net deferred tax asset of $9.5 million, prepaid taxes of $1.5 million, an $8.5 million investment in restricted stock, accrued interest receivable totaling $6.4 million, a $6.8 million investment in low-income housing tax credit funds, and a $1.3 million investment in a small business investment corporation. Restricted stock is comprised primarily of FHLB stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

Deposits

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section under “Results of Operations–Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented as of the dates noted in the following table:

Deposit Distribution

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Interest Bearing Demand Deposits	$132,586	$125,210	$110,840	$82,408	$84,655
Non-interest Bearing Demand Deposits	524,552	432,251	390,897	365,997	352,597
NOW	366,238	306,630	275,494	200,313	196,771
Savings	215,693	193,052	167,655	144,162	118,547
Money Market	119,417	101,562	117,907	73,132	71,222
CDAR's < $100,000	251	306	572	437	791
CDAR's ≥ $100,000	-	13,803	10,727	12,919	14,274
Customer Time deposit < $100,000	75,633	75,069	79,292	79,261	101,893
Customer Time deposits ≥ $100,000	261,101	216,745	208,311	205,550	218,284
Brokered Deposits	-	-	5,000	10,000	15,000
Total Deposits	$1,695,471	$1,464,628	$1,366,695	$1,174,179	$1,174,034

Percentage of Total Deposits
Interest Bearing Demand Deposits	7.82%	8.55%	8.11%	7.02%	7.21%
Non-interest Bearing Demand Deposits	30.94%	29.51%	28.60%	31.17%	30.03%
NOW	21.60%	20.94%	20.16%	17.06%	16.76%
Savings	12.72%	13.18%	12.27%	12.28%	10.10%
Money Market	7.04%	6.93%	8.63%	6.23%	6.07%
CDAR's < $100,000	0.01%	0.02%	0.04%	0.04%	0.07%
CDAR's ≥ $100,000	-	0.94%	0.78%	1.10%	1.22%
Customer Time deposit < $100,000	4.46%	5.13%	5.80%	6.75%	8.68%
Customer Time deposits > $100,000	15.41%	14.80%	15.24%	17.50%	18.58%
Brokered Deposits	-	-	0.37%	0.85%	1.28%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Total deposit balances reflect net growth of $231 million, or 16%, during 2016, including $129 million from the Coast acquisition in July, $10 million from our branch acquisition in May, and a $20 million increase in time deposits from the State of California. There was also some organic growth in deposits. Core non-maturity deposits were up by $200 million, or 17%, and within non-maturity deposits we saw the following changes during 2016: an increase of $159 million, or 18%, in transaction account balances (demand deposits and NOW accounts), due to $71 million from the Coast acquisition, $6 million from the branch acquisition, migration from legacy money market deposits, and organic growth; an increase of $23 million, or 12%, in savings deposits due to $9 million from the Coast acquisition, $2 million from the branch acquisition, and organic growth; and an increase of $18 million, or 18%, in money market deposits due to $29 million from the Coast acquisition and $2 million from the branch acquisition, partially offset by the migration of some legacy money market deposits into more liquid demand deposit accounts. Total time deposits were up by $31 million, or 10%, due to $20 million from the Coast acquisition and an increase of $20 million in time deposits from the State of California, net of runoff within our legacy accounts. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for deposit retention and growth. Our deposit-targeted promotions are favorably impacting growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although no assurance can be provided with regard to future core deposit increases.

The scheduled maturity distribution of the Company’s time deposits at the end of 2016 was as follows:

Deposit Maturity Distribution

(dollars in thousands)

	As of December 31, 2016
	Three months or less	Three to six months	Six to twelve months	One to three years	Over three years	Total
CDAR's	$251	$-	$-	$-	$-	$251
Time Certificates of Deposit < $100,000	44,159	13,110	12,967	3,626	1,771	75,633
Other Time Deposits ≥ $100,000	210,232	25,582	18,063	6,478	746	261,101
Total	$254,642	$38,692	$31,030	$10,104	$2,517	$336,985

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

Total non-deposit interest-bearing liabilities were down by $10 million, or 9%, in 2016, due to reductions in FHLB borrowings and repurchase agreements that were partially offset by an increase in junior subordinated debentures. Overnight FHLB borrowings were $65 million at December 31, 2016 as compared to $75 million at December 31, 2015, and our $2 million long-term borrowing from the FHLB matured during the first quarter of 2016 and was not renewed. Repurchase agreements totaled $8 million at December 31, 2016, down by $1 million relative to their balance at year-end 2015. Repurchase agreements represent “sweep accounts,” where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. We had no advances from the FRB or fed funds purchased on our books at December 31, 2016 or 2015. The Company had junior subordinated debentures totaling $34 million at December 31, 2016 and $31 million at December 31, 2015, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities. The increase is the result of $7 million in such borrowings originated by Coast Bancorp, which were recorded on our books at their fair value of $3.4 million as of the acquisition date.

The details of the Company’s short-term borrowings are presented in the table below, for the years noted:

Short-term Borrowings

(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Repurchase Agreements
Balance at December 31	$8,094	$9,405	$7,251
Average amount outstanding	8,371	8,601	5,936
Maximum amount outstanding at any month end	11,877	11,272	7,739
Average interest rate for the year	0.39%	0.41%	0.35%

Fed funds purchased
Balance at December 31	$-	$-	$-
Average amount outstanding	822	6	12
Maximum amount outstanding at any month end	8,200	335	-
Average interest rate for the year	0.73%	-	-

FHLB advances
Balance at December 31	$65,000	$75,300	$18,200
Average amount outstanding	28,333	14,697	3,502
Maximum amount outstanding at any month end	93,700	98,000	25,180
Average interest rate for the year	0.45%	0.21%	0.11%

Other Non-Interest Bearing Liabilities

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The balance of other liabilities was approximately the same at the end of 2016 as at the end of 2015.

Capital Resources

At December 31, 2016, the Company had total shareholders’ equity of $205.9 million, comprised of common stock, additional paid-in capital, retained earnings, and accumulated other comprehensive income. Total shareholders’ equity at the end of 2015 was $190.3 million. The increase of $15.5 million, or 8%, in shareholders’ equity during 2016 is due to the impact of 599,226 shares issued as part of the consideration for the Coast acquisition, and capital added via net earnings and stock option exercises, partially offset by $6.5 million in cash dividends paid, the repurchase of $2.3 million in stock, and a $4.3 million reduction in accumulated other comprehensive income.

The Company uses a variety of measures to evaluate its capital adequacy, including risk-based capital and leverage ratios that are calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. The following table sets forth the Company’s and the Bank’s regulatory capital ratios at the dates indicated:

	December 31, 2016	December 31, 2015
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.09%	13.98%
Tier 1 Capital to Risk-weighted Assets	16.53%	16.17%
Total Capital to Risk-weighted Assets	17.25%	17.01%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.92%	12.14%

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	16.26%	16.01%
Tier 1 Capital to Risk-weighted Assets	16.26%	16.01%
Total Capital to Risk-weighted Assets	16.97%	16.84%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.73%	12.00%

As of the end of 2016 the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, and our regulatory capital ratios were well above the median for peer financial institutions. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur. For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $287 million at December 31, 2016. An additional $124 million in credit is available from the FHLB if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company was also eligible to borrow approximately $69 million at the Federal Reserve Discount Window, based on pledged collateral at December 31, 2016. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2016, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $386 million of the Company’s investment balances, compared to $383 million at December 31, 2015. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $97 million at December 31, 2016. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 62% and 21%, respectively, at December 31, 2016, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at December 31, 2016. Favorable trends in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, shareholder dividends and stock repurchases, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in this Form 10-K.

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

We use eight standard interest rate scenarios in conducting our rolling 12-month net interest income simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of December 31, 2016 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$20,065	-$14,111	-$6,664	+$1,724	+$3,190	+$4,463	+$5,381
% Change	-27.81%	-19.56%	-9.24%	+2.39%	+4.42%	+6.19%	+7.46%

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

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $6.664 million lower than in a stable interest rate scenario, for a negative variance of 9.24%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view material interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.724 million, or 2.39%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are still at rate floors, resulting in a re-pricing lag while variable rates are increasing to floored levels, but the Company nevertheless appears well-positioned to benefit from an upward shift in the yield curve.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of December 31, 2016, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp
Change in EVE (in $000’s)	-$93,949	-$116,772	-$76,848	+$46,355	+$82,909	+$111,708
% Change	-23.04%	-28.64%	-18.85%	+11.37%	+20.33%	+27.40%

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

Item 8. Financial Statements and Supplementary Data

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2016 and 2015, and the results of its operations, changes in its shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with generally accepted accounting principles in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 13, 2017

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(dollars in thousands)

	2016	2015
ASSETS
Cash and due from banks	$79,087	$46,627
Interest-bearing deposits in banks	41,355	1,996
Cash and cash equivalents	120,442	48,623
Securities available-for-sale	530,083	507,582
Loans and leases:
Gross loans and leases	1,262,531	1,132,856
Allowance for loan and lease losses	(9,701)	(10,423)
Deferred loan and lease costs, net	2,924	2,169
Net loans and leases	1,255,754	1,124,602
Foreclosed assets	2,225	3,193
Premises and equipment, net	28,893	21,990
Goodwill	8,268	6,908
Other intangible assets, net	2,803	930
Company owned life insurance	43,706	44,140
Other assets	40,699	38,569
	$2,032,873	$1,796,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$524,552	$432,251
Interest bearing	1,170,919	1,032,377
Total deposits	1,695,471	1,464,628
Repurchase agreements	8,094	9,405
Short-term borrowings	65,000	75,300
Long-term borrowings	-	2,000
Subordinated debentures, net	34,410	30,928
Other liabilities	24,020	23,936
Total liabilities	1,826,995	1,606,197

Commitments and contingent liabilities (Notes 5 & 12)

Shareholders’ equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, no par value; 24,000,000 shares authorized; 13,776,589 and 13,254,088 shares issued and outstanding in 2016 and 2015 respectively	72,626	62,404
Additional paid-in capital	2,832	2,689
Retained earnings	132,180	122,701
Accumulated other comprehensive (expense) income, net of taxes of ($1,278) in 2016 and $1,846 in 2015	(1,760)	2,546
Total shareholders’ equity	205,878	190,340
	$2,032,873	$1,796,537

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands, except per share data)

	2016	2015	2014
Interest and dividend income
Loans and leases, including fees	$57,450	$51,512	$44,380
Taxable securities	7,922	8,192	7,653
Tax-exempt securities	3,009	2,953	2,936
Dividend income on securities	40	19	90
Federal funds sold and other	84	31	62
Total interest income	68,505	62,707	55,121
Interest expense
Deposits	2,174	1,785	2,064
Short-term borrowings	166	66	25
Long-term borrowings	-	13	4
Subordinated debentures	983	717	703
Total interest expense	3,323	2,581	2,796
Net interest income	65,182	60,126	52,325
Provision for loan and lease losses	-	-	350
Net interest income after provision for loan and lease losses	65,182	60,126	51,975
Non-interest income
Service charges on deposits	10,151	9,399	8,275
Gain on sale of loans	2	6	3
Checkcard fees	4,467	4,234	3,908
Net gains on sale of securities available-for-sale	223	666	667
Increase in cash surrender value of life insurance	994	907	1,278
Other income	3,401	2,503	1,700
Total non-interest income	19,238	17,715	15,831
Non-interest expense
Salaries and employee benefits	27,452	24,871	22,926
Occupancy and equipment	7,766	6,899	6,344
Acquisition costs	2,411	101	2,070
Other	20,424	18,832	15,035
Total non-interest expense	58,053	50,703	46,375
Income before income taxes	26,367	27,138	21,431
Provision for income taxes	8,800	9,071	6,191
Net income	$17,567	$18,067	$15,240
Earnings per share
Basic	$1.30	$1.34	$1.09
Diluted	$1.29	$1.33	$1.08

Weighted average shares outstanding, basic	13,530,293	13,460,605	14,001,958
Weighted average shares outstanding, diluted	13,651,804	13,585,110	14,136,486

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014

Net income	$17,567	$18,067	$15,240
Other comprehensive income (loss), before tax:
Unrealized gains on securities:
Unrealized holding (loss) gain arising during period	(7,245)	(2,224)	7,257
Reclassification adjustment for gain included in net income(1)	(223)	(666)	(667)
Other comprehensive (loss) income, before tax	(7,468)	(2,890)	6,590
Income tax benefit (expense) related to items of other comprehensive income	3,162	1,129	(2,712)
Total other comprehensive (loss) income, net of tax	(4,306)	(1,761)	3,878

Comprehensive income	$13,261	$16,306	$19,118

(1) Amounts are included in net gains on securities available-for-sale on the Consolidated Statements of Income in non-interest income. Income tax expense associated with the reclassification adjustment for the years ended 2016, 2015 and 2014 was $94 thousand, $280 thousand and $274 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2016

(dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
Balance, January 1, 2014	14,217,199	$65,780	$2,648	$112,817	$429	$181,674

Net Income				15,240		15,240
Other comprehensive income, net of tax					3,878	3,878
Exercise of stock options and related tax benefits of $164	95,330	1,300	(224)			1,076
Stock compensation costs			181			181
Stock repurchase	(623,348)	(2,927)		(7,256)		(10,183)
Cash dividends - $.34 per share				(4,775)		(4,775)
Balance, December 31, 2014	13,689,181	64,153	2,605	116,026	4,307	187,091

Net Income				18,067		18,067
Other comprehensive loss, net of tax					(1,761)	(1,761)
Exercise of stock options and related tax benefits of $146	37,240	477	49			526
Stock compensation costs			35			35
Stock repurchase	(472,333)	(2,226)		(5,730)		(7,956)
Cash dividends - $.42 per share				(5,662)		(5,662)
Balance, December 31, 2015	13,254,088	62,404	2,689	122,701	2,546	190,340

Net Income				17,567		17,567
Other comprehensive loss, net of tax					(4,306)	(4,306)
Exercise of stock options and related tax benefits of $106	48,640	694	(45)			649
Stock compensation costs			188			188
Stock repurchase	(125,365)	(677)		(1,582)		(2,259)
Stock issued-acquisition	599,226	10,205				10,205
Cash dividends - $.48 per share				(6,506)		(6,506)
Balance, December 31, 2016	13,776,589	$72,626	$2,832	$132,180	$(1,760)	$205,878

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015, and 2014

(dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income	$17,567	$18,067	$15,240
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment of securities	(223)	(666)	(667)
Gain on sales of loans	-	(6)	(3)
Loss (gain) on disposal of fixed assets	2	62	(4)
Gain on sale of foreclosed assets	(130)	(259)	(2,253)
Writedown of foreclosed assets	450	221	452
Share-based compensation expense	188	35	181
Provision for loan losses	-	-	350
Depreciation and amortization	2,584	2,272	2,107
Net amortization on securities premiums and discounts	7,130	6,932	6,607
(Accretion) amortization of discounts/premiums for loans acquired and deferred loan fees/costs	(461)	(277)	731
Decrease (increase) in cash surrender value of life insurance policies	434	(1,151)	(1,475)
Proceeds from sales of loans	-	323	108
Originations of loans held for sale	-	(317)	-
Amortization of core deposit intangible	272	134	11
(Increase) decrease in interest receivable and other assets	(3,442)	1,085	5,873
(Decrease) increase in other liabilities	(621)	758	3,453
Deferred tax (benefit) provision	(6,113)	1,629	(1,151)
Deferred tax benefit from equity based compensation	(106)	(146)	(224)
Net cash provided by operating activities	17,531	28,696	29,336
Cash flows from investing activities:
Maturities of securities available for sale	1,310	580	1,620
Proceeds from sales/calls of securities available for sale	39,568	39,831	29,452
Purchases of securities available for sale	(138,675)	(136,459)	(150,515)
Principal paydowns on securities available for sale	99,181	91,193	77,442
Net purchases of FHLB stock	(960)	(504)	(190)
Increase in loans receivable, net	(37,330)	(164,266)	(108,336)
Purchases of premises and equipment, net	(3,586)	(2,530)	(2,379)
Proceeds from sales of foreclosed assets	1,551	1,833	6,854
Proceeds from sales of fixed assets	-	59	4
Net cash from bank acquisition	15,651	-	514
Net cash used in investing activities	(23,290)	(170,263)	(145,534)
Cash flows from financing activities:
Increase in deposits	101,805	97,933	84,244
(Decrease) increase in borrowed funds	(14,800)	53,100	16,200
(Decrease) increase in repurchase agreements	(1,311)	2,154	1,277
Cash dividends paid	(6,506)	(5,662)	(4,775)
Repurchases of common stock	(2,259)	(7,956)	(10,183)
Stock options exercised	543	380	1,300
Excess tax provision from equity based compensation	106	146	224
Net cash provided by financing activities	77,578	140,095	88,287
Increase (decrease) in cash and due from banks	71,819	(1,472)	(27,911)
Cash and cash equivalents, beginning of year	48,623	50,095	78,006
Cash and cash equivalents, end of year	$120,442	$48,623	$50,095

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$3,396	$2,560	$2,845
Income taxes	$4,930	$6,390	$1,800
Non-cash investing activities
Real estate acquired through foreclosure	$902	$1,004	$842
Change in unrealized net (losses) gains on securities available-for-sale	$(7,468)	$(2,890)	$6,590
Assets acquired (liabilities assumed) in bank acquisition:
Cash and cash equivalents	$18,931	$-	$15,852
Securities	$23,363	$-	$44,187
Federal Home Loan Bank and Federal Reserve Bank stock	$1,057	$-	$860
Loans	$94,264	$-	$61,573
Premises and equipment	$5,844	$-	$1,188
Core deposit intangibles	$1,827	$-	$1,075
Goodwill	$1,360	$-	$1,364
Other assets	$2,504	$-	$5,719
Deposits	$(129,038)	$-	$(108,272)
Federal Home Loan Bank advances	$-	$-	$(8,000)
Other liabilities	$(705)	$-	$(208)
Borrowings	$(2,500)	$-	$-
Subordinated debentures	$(3,422)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiaries are Sierra Statutory Trust II, Sierra Capital Trust III and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities.

The Bank operates 33 full service branch offices, an online branch, a real estate industries group, an agricultural credit division, an SBA lending unit, and one loan production office. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made within the market area of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties, the Southern California corridor stretching from Santa Paula to Santa Clarita in the counties of Ventura and Los Angeles and most recently in the Central Coastal region from Arroyo Grande north to Paso Robles. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2016. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

In accordance with U.S. GAAP, the Company’s investments in Sierra Statutory Trust II, Sierra Capital Trust III and Coast Bancorp Statutory Trust II are not consolidated and are accounted for under the equity method and included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s consolidated balance sheet.

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

Loans Held for Sale

The Company may originate loans intended to be sold on the secondary market. Loans originated and intended for sale in the secondary market are carried at cost which approximates fair value since these loans are typically sold shortly after origination. The loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts. If loans held for sale remain on our books for an extended period of time the fair value of those loans is determined using quoted secondary market prices. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Loans that might be held for sale by the Company typically consist of residential real estate loans. Loans classified as held for sale, if any, are disclosed in Note 4 to the consolidated financial statements.

Gains and losses on sales of loans are recognized at the time of sale and are calculated based on the difference between the selling price and the allocated book value of loans sold. Book value allocations are determined in accordance with U.S. GAAP. Any inherent risk of loss on loans sold is transferred to the buyer at the date of sale.

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2016, 2015, or 2014 regarding these representations and warranties.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans and Leases (Financing Receivables)

Our credit quality classifications of Loans and Leases include Pass, Special Mention, Substandard and Impaired. These classifications are defined in Note 4 to the consolidated financial statements.

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

Most of the Company’s business activity is with customers located in California within the Southern Central San Joaquin Valley, the corridor stretching between Santa Paula and Santa Clarita, and the Central Coast. Therefore the Company’s exposure to credit risk is significantly affected by changes in the economy in those regions. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for loan losses. Portfolio segments identified by the Company include Direct Financing leases, Agricultural, Commercial and Industrial, Real Estate, Small Business Administration, and Consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans; and credit scores, debt-to-income ratios, collateral type and loan-to-value ratios for consumer loans.

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

Foreclosed Assets

Foreclosed assets include real estate and other property acquired in full or partial settlement of loan obligations. Upon acquisition, any excess of the recorded investment in the loan balance over the appraised fair market value, net of estimated selling costs, is charged against the allowance for loan and lease losses. A valuation allowance for losses on foreclosed assets is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on foreclosed assets which is included in other non-interest expense. Subsequent gains or losses on sales or write-downs resulting from permanent impairments are recorded in other non-interest expense as incurred. Operating costs after acquisition are expensed.

The Company had no foreclosed residential real estate properties recorded at December 31, 2016, as a result of obtaining physical possession of the property. At December 31, 2016, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process is $225,000.

Goodwill and Other Intangible Assets

The Company acquired Sierra National Bank in 2000, Santa Clara Valley Bank in 2014 and Coast National Bank in 2016. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist which indicate that an impairment test should be performed. The Company selected December 31, 2016 as the date to perform the annual impairment test for 2016. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was no impairment recognized for the years ended December 31, 2016, 2015, and 2014.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The Company’s other intangible assets consist solely of core deposit intangible assets arising from the acquisitions of Santa Clara Valley Bank, Coast National Bank and a Citizen’s Business Bank branch deposit portfolio which are being amortized on a straight line basis over eight years.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Details regarding these commitments and financial instruments are discussed in detail in Note 12 to the consolidated financial statements.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2016 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

Stock-Based Compensation

At December 31, 2016, the Company had one stock-based compensation plan, the Sierra Bancorp 2007 Stock Incentive Plan (the “2007 Plan”), which was adopted by the Company’s Board of Directors on March 15, 2007 and approved by the Company’s shareholders on May 23, 2007. The 2007 Plan originally covered 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. We have not issued, nor do we currently have plans to issue, restricted stock awards.

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

	Years Ended December 31,
	2016	2015	2014
Dividend yield	2.55%	2.18%	2.08%
Expected Volatility	24.62%	26.45%	25.01%
Risk-free interest rate	1.14%	1.02%	1.00%
Expected option life	5.0 years	4.0 years	4.0 years

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 Revenue from Contracts with Customers. This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. This update was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. In July 2015 the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. Since the guidance does not apply to revenue associated with financial instruments, such as loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income. The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU including deposit related fees and interchange fees to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. The Company plans to adopt ASU No. 2014-09 on January 1, 2018 utilizing the modified retrospective approach.

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

Recent Accounting Pronouncements - Continued

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has performed a preliminary evaluation of the provisions of ASU No. 2016-01. Based on this evaluation, the Company has determined that ASU No. 2016-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements; however, the Company will continue to closely monitor developments and additional guidance.

On February 25, 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842).  The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has several lease agreements, including 17 branch locations, one loan production office and one administrative office which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require some of these lease agreements to now be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition. However, the Company continues to evaluate the extent of the impact the new guidance will have on the Company’s Consolidated Financial Statements.

On March 30, 2016 the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. Currently, as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) are recorded in equity, and tax deficiencies (“shortfalls”) are recorded in equity to the extent of previous windfalls, and then to the income statement. ASU 2016-09 will reduce some of the administrative complexities by eliminating the need to track a windfall “pool,” but could increase the volatility of income tax expense. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. ASU 2016-09 also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Furthermore, all tax-related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. However, cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. Under the new guidance, entities are also permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards. Forfeitures can be estimated in advance, as required today, or recognized as they occur. Estimates will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted ASU No. 2016-09 on January 1, 2017 and did not elect to recognize forfeitures as they occur, but rather to continue with current GAAP and estimate the number of awards that are expected to vest. The Company expects adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements - Continued

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense. Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019. On the effective date, institutions will apply the new accounting standard as follows: for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis. The Company has begun its implementation efforts by establishing an implementation team chaired by the Company’s Chief Lending Officer and composed of members of the Company’s credit administration and accounting departments. The Company’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of the securities available-for-sale are as follows (dollars in thousands):

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Government Agencies	$26,926	$48	$(506)	$26,468
Mortgage-backed securities	391,555	1,492	(5,171)	387,876
State and political subdivisions	114,140	1,519	(1,466)	114,193
Equity securities	500	1,046	-	1,546
Total securities	$533,121	$4,105	$(7,143)	$530,083

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Government Agencies	$28,801	$303	$(62)	$29,042
Mortgage-backed securities	374,683	2,440	(2,062)	375,061
State and political subdivisions	99,093	3,146	(56)	102,183
Equity securities	575	721	-	1,296
Total securities	$503,152	$6,610	$(2,180)	$507,582

For the years ended December 31, 2016, 2015, and 2014, proceeds from sales of securities available-for-sale were $21.5 million, $31.2 million, and $26.7 million, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of securities for the years ended were as follows (dollars in thousands):

	December 31,
	2016	2015	2014
Gross gains on sales and calls of securities	$261	$894	$739
Gross losses on sales and calls of securities	(38)	(228)	(72)
Net gains on sales and calls of securities	$223	$666	$667

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SECURITIES AVAILABLE-FOR-SALE (Continued)

At December 31, 2016 and 2015, the Company had 431 and 175 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2016
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government Agencies	$(500)	$21,056	$(6)	$711
Mortgage-backed securities	(4,303)	271,276	(868)	43,570
State and political subdivisions	(1,466)	49,195	-	-
Total	$(6,269)	$341,527	$(874)	$44,281

	December 31, 2015
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government Agencies	$(62)	$10,329	$-	$-
Mortgage-backed securities	(1,608)	187,734	(454)	35,511
State and political subdivisions	(17)	3,409	(39)	3,847
Total	$(1,687)	$201,472	$(493)	$39,358

The Company has reviewed all sectors and securities in the portfolio for impairment. During the year ended December 31, 2016 the Company realized gains through earnings from the sale and call of 94 debt securities for $127,000 and one equity position for $95,000. The securities were sold with one other debt security, for which a $1,000 loss was realized, to improve the structure of the portfolio. During the year ended December 31, 2015, the Company realized gains through earnings from the sale of 49 debt securities for $388,000 and two equity positions for $506,000. The securities were sold with 42 other debt securities, for which a $228,000 loss was realized, to improve the structure in the portfolio while reducing administrative costs.

The Company has concluded as of December 31, 2016 that all remaining securities, currently in an unrealized loss position, are not other-than-temporarily-impaired. This assessment was based on the following factors: 1) the Company has the ability to hold the security, 2) the Company does not intend to sell the security, 3) the Company does not anticipate it will be required to sell the security before recovery, 4) and the Company expects to eventually recover the entire amortized cost basis of the security.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2016 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Maturing within one year	$8,488	$8,573
Maturing after one year through five years	260,387	259,535
Maturing after five years through ten years	50,823	50,687
Maturing after ten years	47,132	46,190

Securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	165,791	163,552
Other securities	500	1,546
	$533,121	$530,083

Securities available-for-sale with amortized costs totaling $193,981,000 and estimated fair values totaling $193,542,000 were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2016 (see Note 9).

Securities available-for-sale with amortized costs totaling $178,472,000 and estimated fair values totaling $180,209,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2015 (see Note 9).

At December 31, 2016, the Company’s investment portfolio included securities issued by 261 different government municipalities and agencies located within 30 states with a fair value of $114.2 million. The largest exposure to any single municipality or agency was $2.5 million (fair value) in six bonds issued for the renovation, modernization and construction of various school facilities by the Lindsay Unified School District, to be repaid by future tax revenues.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations (dollars in thousands):

	December 31, 2016		December 31, 2015
General obligation bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Issuance:
California	$25,457	$25,799	$20,473	$21,642
Texas	20,170	19,875	16,575	16,954
Illinois	9,873	9,871	9,997	10,191
Ohio	9,412	9,324	7,610	7,748
Washington	5,928	5,970	5,905	6,081
Arizona	1,793	1,835	2,039	2,108
Utah	949	957	953	990
Other (17 states)	19,895	19,906	20,334	20,848
Total General Obligation Bonds	93,477	93,537	83,886	86,562

Revenue bonds
State of Issuance:
Texas	5,727	5,702	3,732	3,863
Utah	5,286	5,236	4,434	4,519
Washington	1,302	1,299	1,791	1,827
California	1,283	1,298	1,002	1,028
Ohio	261	261	318	319
Other (13 states)	6,804	6,860	3,930	4,065
Total Revenue Bonds	20,663	20,656	15,207	15,621
Total Obligations of States and Political Subdivisions	$114,140	$114,193	$99,093	$102,183

The following table summarizes the amortized cost and fair value of revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the revenue source of repayment for our largest source concentrations (dollar in thousands):

	December 31, 2016		December 31, 2015
Revenue bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Revenue Source:
Water	$4,788	$4,722	$3,942	$4,052
College & University	3,401	3,472	2,975	3,103
Sales Tax	2,981	2,927	2,630	2,663
Lease	3,119	3,123	2,040	2,100
Electric & Power	940	935	679	691
Other (17 sources)	5,434	5,477	2,941	3,012
Total Revenue Bonds	$20,663	$20,656	$15,207	$15,621

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2016	2015
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$538,383	$421,174
Secured by residential properties	244,634	223,752
Secured by farm land	134,480	133,182
Total real estate loans	917,497	778,108
Agricultural	46,229	46,237
Commercial and industrial	123,595	113,207
Mortgage warehouse lines	163,045	180,355
Consumer	12,165	14,949
Total loans	1,262,531	1,132,856
Deferred loan and lease origination cost, net	2,924	2,169
Allowance for loan and lease losses	(9,701)	(10,423)

Loans, net	$1,255,754	$1,124,602

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2016 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$32,417	$-	$-	$-	$32,417
Other Construction/Land	38,699	888	-	1,063	40,650
1-4 family - closed-end	129,726	624	403	6,390	137,143
Equity Lines	35,159	3,165	698	4,421	43,443
Multi-family residential	31,058	-	-	573	31,631
Commercial real estate owner occupied	243,366	4,991	2,892	2,286	253,535
Commercial real estate Non-owner occupied	233,584	5,597	3,220	1,797	244,198
Farmland	132,613	1,020	808	39	134,480

Total Real Estate	876,622	16,285	8,021	16,569	917,497

Agricultural	45,249	891	-	89	46,229
Commercial and Industrial	107,404	13,186	732	2,273	123,595
Mortgage warehouse lines	163,045	-	-	-	163,045
Consumer loans	10,303	191	9	1,662	12,165

Total Gross Loans and Leases	$1,202,623	$30,553	$8,762	$20,593	$1,262,531

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2015 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$13,784	$1,157	$-	$-	$14,941
Other Construction/Land	35,901	135	-	1,323	37,359
1-4 family - closed-end	127,972	2,498	387	6,499	137,356
Equity Lines	39,966	199	957	3,111	44,233
Multi-family residential	26,178	-	-	1,044	27,222
Commercial real estate owner occupied	196,211	12,075	7,322	3,100	218,708
Commercial real estate Non-owner occupied	155,223	4,505	170	5,209	165,107
Farmland	130,285	1,563	724	610	133,182

Total Real Estate	725,520	22,132	9,560	20,896	778,108

Agricultural	46,197	40	-	-	46,237
Commercial and Industrial	108,931	933	755	2,588	113,207
Mortgage warehouse lines	180,355	-	-	-	180,355
Consumer loans	12,718	178	16	2,037	14,949

Total Gross Loans and Leases	$1,073,721	$23,283	$10,331	$25,521	$1,132,856

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans and impairment method by portfolio segment for each of the years ending December 31, 2016, 2015, and 2014 (dollars in thousands):

	Real Estate	Agricultural	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Balance, December 31, 2013	$5,544	$978	$3,787	$1,117	$251	$11,677
Charge-offs	(1,629)	(124)	(625)	(1,837)	-	(4,215)
Recoveries	1,913	6	801	716	-	3,436
Provision	415	126	(2,019)	1,769	59	350
Balance, December 31, 2014	6,243	986	1,944	1,765	310	11,248
Charge-offs	(706)	-	(395)	(1,739)	-	(2,840)
Recoveries	751	81	225	958	-	2,015
Provision	(1,505)	(345)	759	279	812	-
Balance, December 31, 2015	4,783	722	2,533	1,263	1,122	10,423
Charge-offs	(962)	-	(344)	(1,905)	-	(3,211)
Recoveries	982	14	477	1,016	-	2,489
Provision	(1,256)	(527)	1,613	835	(665)	-
Balance, December 31, 2016	$3,547	$209	$4,279	$1,209	$457	$9,701

(1) Includes mortgage warehouse lines

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Loans evaluated for impairment:

	December 31, 2016		December 31, 2015		December 31, 2014
	Individually	Collectively	Individually	Collectively	Individually	Collectively
Real estate	$16,569	$900,928	$20,896	$757,212	$30,620	$673,610
Agricultural	89	46,140	-	46,237	-	27,746
Commercial and Industrial (1)	2,273	284,367	2,588	290,974	2,916	216,876
Consumer	1,662	10,503	2,037	12,912	2,888	15,997
Total loans	$20,593	$1,241,938	$25,521	$1,107,335	$36,424	$934,229

(1) Includes mortgage warehouse lines

Reserves based on method of evaluation for impairment:

	December 31, 2016		December 31, 2015		December 31, 2014
	Specific	General	Specific	General	Specific	General
Real estate	$488	$3,059	$2,889	$1,894	$3,864	$2,379
Agricultural	24	185	-	722	-	986
Commercial and Industrial (1)	608	3,671	683	1,850	916	1,028
Consumer	287	922	343	920	668	1,097
Unallocated	-	457	-	1,122	-	310
Total loan loss reserves	$1,407	$8,294	$3,915	$6,508	$5,448	$5,800

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The following tables present the recorded investment in nonaccrual loans and loans past due over 30 days as of December 31, 2016 and December 31, 2015 (dollars in thousands):

December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$32,417	$32,417	$-
Other Construction/Land	-	-	-	-	40,650	40,650	558
1-4 family - closed-end	99	23	575	697	136,446	137,143	963
Equity Lines	397	-	320	717	42,726	43,443	1,926
Multi-family residential	-	-	-	-	31,631	31,631	-
Commercial real estate owner occupied	338	-	28	366	253,169	253,535	1,572
Commercial real estate Non-owner occupied	-	-	-	-	244,198	244,198	67
Farmland	-	-	-	-	134,480	134,480	39
Total Real Estate Loans	834	23	923	1,780	915,717	917,497	5,125

Agricultural	-	-	89	89	46,140	46,229	89
Commercial and Industrial	168	3	292	463	123,132	123,595	692
Mortage warehouse lines	-	-	-	-	163,045	163,045	-
Consumer loans	94	9	52	155	12,010	12,165	459

Total Gross Loans and Leases	$1,096	$35	$1,356	$2,487	$1,260,044	$1,262,531	$6,365

(1) Included in Total Financing Receivables

(2) As of December 31, 2016 there were no loans over 90 days past due and still accruing.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Individually impaired loans as of December 31, 2016 and December 31, 2015 were as follows (dollars in thousands):

	December 31, 2016
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	854	699	20	624	14
1-4 Family - closed-end	7,730	5,783	163	8,008	462
Equity Lines	3,991	3,906	214	4,110	49
Multifamily residential	573	573	7	588	50
Commercial real estate- owner occupied	1,287	1,287	49	1,641	14
Commercial real estate- non-owner occupied	1,877	1,730	35	1,969	131
Farmland	-	-	-	-	-
Total Real Estate	16,312	13,978	488	16,940	720
Agricultural	24	24	24	24	-
Commercial and Industrial	2,211	2,211	608	2,652	99
Consumer loans	1,633	1,633	287	1,847	94
	20,180	17,846	1,407	21,463	913
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	364	364	-	374	27
1-4 Family - closed-end	666	607	-	685	3
Equity Lines	544	515	-	550	-
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	999	999	-	1,773	98
Commercial real estate- non-owner occupied	77	67	-	85	-
Farmland	39	39	-	50	-
Total Real Estate	2,689	2,591	-	3,517	128
Agricultural	65	65	-	65	-
Commercial and Industrial	62	62	-	277	-
Consumer loans	148	29	-	238	-
	2,964	2,747	-	4,097	128
Total	$23,144	$20,593	$1,407	$25,560	$1,041

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

Included in loans above are troubled debt restructurings that were classified as impaired. The Company had $1,873,000 and $2,231,000 in commercial loans, $13,704,000 and $12,173,000 in real estate secured loans and $1,513,000 and $1,866,000 in consumer loans, which were modified as troubled debt restructurings and consequently classified as impaired at December 31, 2016 and 2015, respectively.

Additional commitments to existing customers with restructured loans totaled $4,384,000 and $1,515,000 at December 31, 2016 and 2015, respectively.

Interest income recognized on impaired loans was $1,041,000, $983,000, and $1,056,000, for the years ended December 31, 2016, 2015, and 2014, respectively. There was no interest income recognized on a cash basis on impaired loans for the years ended December 31, 2016, 2015, and 2014, respectively.

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Interest that would have been recorded under the loans’ original terms	$478	$643	$1,666
Less gross interest recorded	158	188	389
Foregone interest	$320	$455	$1,277

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 9). These loans totaled $628,074,000 and $555,874,000 at December 31, 2016 and 2015, respectively.

Salaries and employee benefits totaling $3,430,000, $3,058,000, and $2,673,000, have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2016, 2015, and 2014, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

During the periods ended December 31, 2016 and 2015, the terms of certain loans were modified as troubled debt restructurings. Types of modifications applied to these loans include a reduction of the stated interest rate, a modification of term, an agreement to collect only interest rather than principal and interest for a specified period, or any combination thereof.

The following tables present troubled debt restructurings by type of modification during the period ending December 31, 2016 and December 31, 2015 (dollars in thousands):

December 31, 2016	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Troubled Debt Restructurings
Real Estate:
Other Construction/Land	$-	$17	$-	$-	$17
1-4 family - closed-end	-	-	546	438	984
Equity Lines	-	1,953	-	97	2,050
Multi-family Residential	-	164	-	132	296
Commercial real estate owner occupied	-	-	-	266	266
Commercial real estate Non-owner occupied	-	-	-	-	-
Farmland	-	-	-	258	258
Total Real Estate Loans	-	2,134	546	1,191	3,871

Agricultural	-	-	-	-	-
Commercial and Industrial	-	40	-	-	40
Consumer Loans	27	25	-	60	112
	$27	$2,199	$546	$1,251	$4,023

December 31, 2015	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Troubled Debt Restructurings
Real Estate:
Other Construction/Land	$-	$111	$-	$-	$111
1-4 family - closed-end	-	-	-	4,882	4,882
Equity Lines	-	1,164	-	290	1,454
Multi-family Residential	-	418	-	-	418
Commercial real estate owner occupied	-	-	-	-	-
Commercial real estate Non-owner occupied	-	-	-	-	-
Farmland	-	-	-	-	-
Total Real Estate Loans	-	1,693	-	5,172	6,865

Agricultural	-	-	-	-	-
Commercial and Industrial	-	140	-	-	140
Consumer Loans	-	23	-	-	23
	$-	$1,856	$-	$5,172	$7,028

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The following tables present loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2016 and December 31, 2015 (dollars in thousands):

		Pre-Modification	Post-Modification
December 31, 2016	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)
Real Estate:
Other Construction/Land	1	$17	$17	$-
1-4 family - closed-end	8	984	984	116
Equity Lines	17	2,050	2,050	(19)
Multi-family Residential	2	296	296	-
Commercial real estate owner occupied	1	266	266	-
Commercial real estate non-owner occupied	0	-	-	-
Farmland	1	258	258	(26)
Total Real Estate Loans		3,871	3,871	71

Agricultural	0	-	-	-
Commercial and Industrial	1	40	40	9
Consumer Loans	5	111	112	(1)
		$4,022	$4,023	$79

(1) This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

		Pre-Modification	Post-Modification
December 31, 2015	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)
Real Estate:
Other Construction/Land	2	$111	$111	$4
1-4 family - closed-end	15	4,883	4,882	154
Equity Lines	12	1,454	1,454	176
Multi-family Residential	1	418	418	-
Commercial real estate owner occupied	0	-	-	-
Commercial real estate non-owner occupied	0	-	-	-
Farmland	0	-	-	-
Total Real Estate Loans		6,866	6,865	334

Agricultural	0	-	-	-
Commercial and Industrial	5	140	140	(16)
Consumer Loans	2	23	23	7
		$7,029	$7,028	$325

(1) This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

In the tables above, there were no TDRs that subsequently defaulted necessitating an increase the allowance for loan and lease losses for the years ended December 31, 2016 and 2015. The total allowance for loan and lease losses specifically allocated to the balances that were classified as TDRs during the year ended December 31, 2016 and 2015 is $1,048,000 and $1,486,000, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Loan Servicing

The Company originates mortgage loans for sale to investors. During the years ended December 31, 2016, 2015, and 2014, all mortgage loans that were sold by the Company were sold without retention of related servicing. The Company’s servicing portfolio at December 31, 2016, 2015, and 2014 totaled $72,000, $425,000, and $770,000, respectively. At December 31, 2016, loans were serviced for one investor.

Purchased Credit Impaired Loans

As part of the acquisitions described in Note 21 Business Combinations, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those loans are as follows (dollars in thousands):

	December 31, 2016
	Unpaid Principal Balance	Carrying Value

Real estate secured	$712	$47
Commercial and industrial	23	-
Consumer	-	-
Total purchased credit impaired loans	$735	$47

	December 31, 2015
	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,158	$188
Commercial and industrial	38	-
Consumer	1	-
Total purchased credit impaired loans	$1,197	$188

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

For those purchased credit impaired loans disclosed above, the Company increased the allowance for loan losses by $58,000, $-0-, and $-0- during 2016, 2015 and 2014. Purchased credit impaired loans acquired during the years ended December 31, 2016 and 2015 for which it was probable at acquisition that not all contractually required payments would be collected are as follows (dollars in thousands):

	2016	2015

Contractually required payments receivable of loans purchased during the year:
SBA	$146	$-
Commercial real estate	2,136	-
Consumer	5
Non-accretable difference	(691)	-
Cash flows expected to be collected at acquisition	1,596	-
Fair value of acquired loans at acquisition	$1,596	$-

There is no accretable yield, or income expected to be collected.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,
	2016	2015

Land	$5,161	$3,019
Buildings and improvements	19,579	16,398
Furniture, fixtures and equipment	20,136	18,166
Leasehold improvements	11,618	11,049
	56,494	48,632

Less accumulated depreciation and amortization	30,115	26,826
Construction in progress	2,514	184
	$28,893	$21,990

Depreciation and amortization included in occupancy and equipment expense totaled $2,524,000, $2,272,000, and $2,107,000, for the years ended December 31, 2016, 2015, and 2014, respectively.

Operating Leases

The Company leases certain of its properties under non-cancelable operating leases. Rental expense included in occupancy and equipment expense totaled $1,623,000, $1,256,000, and $1,017,000 and for the years ended December 31, 2016, 2015, and 2014, respectively.

Rent commitments, before considering renewal options that generally are present, were as follows (dollars in thousands):

Year Ending December 31,

2017	$1,424
2018	1,086
2019	1,104
2020	1,070
2021	940
Thereafter	2,060

$7,684

The Company has options to renew its branch facilities after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the year is as follows (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014

Balance at January 1	$6,908	$6,908	$5,544
Acquired goodwill	1,360	-	1,364
Impairment	-	-	-
Balance at December 31	$8,268	$6,908	$6,908

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bank of the Sierra (the “Bank”) is the only subsidiary of the Company that meets the materiality criteria necessary to be deemed an operating segment, and because the Company exists primarily for the purpose of holding the stock of the Bank we have determined that only one unified operating segment (the consolidated Company) exists. At December 31, 2016, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end (dollars in thousands):

	Years Ended December 31,
	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$3,220	$417	$1,075	$145

Aggregate amortization expense was $272,000, $134,000, and $11,000 for 2016, 2015, and 2014.

Estimated amortization expense for each of the next five years and thereafter (dollars in thousands):

2017	$426
2018	$426
2019	$426
2020	$426
2021	$426
Thereafter	$673
$2,803

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2016	2015
Accrued interest receivable	$6,354	$5,808
Deferred tax assets	9,512	12,283
Investment in qualified affordable housing projects	6,811	1,355
Investment in limited partnerships	1,264	4,862
Federal Home Loan Bank stock, at cost	8,095	7,135
Other	8,663	7,126
	$40,699	$38,569

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company had $1,868,000 in remaining capital commitments to these partnerships at December 31, 2016.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these is the Company’s $8,095,000 investment in FHLB stock, carried at cost. Quarterly, the FHLB evaluates and adjusts the Company’s minimum stock requirement based on the Company’s borrowing activity and membership requirements. Any stock deemed in excess is automatically repurchased by the FHLB at cost.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2016	2015

Interest Bearing Demand Deposits	$132,586	$125,210
NOW	366,238	306,630
Savings	215,693	193,052
Money Market	119,417	101,562
CDAR’s, under $250,000	251	14,109
Time, under $250,000	152,561	141,773
Time, $250,000 or more	184,173	150,041
	1,170,919	$1,032,377

Aggregate annual maturities of time deposits were as follows (dollars in thousands):

Year Ending December 31,
2017	$324,364
2018	$6,849
2019	$3,255
2020	$1,128
2021	$773
Thereafter	$616
$336,985

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014

Interest bearing demand deposits	$399	$355	$283
NOW	361	344	338
Savings	229	207	241
Money market	80	78	80
CDAR’s	4	8	11
Time deposits	1,101	782	1,017
Brokered Deposits	-	11	94
	$2,174	$1,785	$2,064

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	OTHER BORROWING ARRANGEMENTS

At year end, short-term borrowings consisted of the following (dollars in thousands):

	2016					2015
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate

As of December 31:
Repurchase agreements	$8,371	$8,094	.39%	$11,877	.40%	$8,601	$9,405	.41%	$11,272	.40%
Overnight Federal Home Loan
Bank advances	28,333	65,000	.45%	71,600	.55%	14,697	75,300	.21%	98,800	.27%
Fed Funds purchased	822	-	.73%	8,200	.64%	6	-	-	335	.39%
	$37,526	$73,094		$91,677		$23,304	$84,705		$110,407

At year end, long-term borrowings consisted of the following (dollars in thousands):

	2016			2015
	Amount	Fixed rate	Weighted average interest rate	Amount	Fixed rate	Weighted average interest rate

As of December 31:
Federal Home Loan Bank advances, maturing 2016	$-	-	-	$2,000	0.54%	0.54%
	$-		-	$2,000		0.54%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $504,957,000 of first mortgage loans under a blanket lien arrangement at year end 2016. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to the total of $327,510,000 at year-end 2016, with a remaining borrowing capacity of $207,447,000 if sufficient additional collateral was pledged.

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $80,000,000 and $70,000,000 at December 31, 2016 and 2015, respectively, at interest rates which vary with market conditions. There was $0 outstanding under these lines of credit at December 31, 2016 and December 31, 2015, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal:
Current	$11,517	$5,451	$5,738
Deferred	(5,325)	1,028	(1,281)
	6,192	6,479	4,457
State:
Current	3,396	1,928	1,604
Deferred	(788)	664	130
	2,608	2,592	1,734

	$8,800	$9,071	$6,191

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	INCOME TAXES (Continued)

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$4,226	$4,496
Foreclosed assets	1,103	1,204
Deferred compensation	4,522	4,386
Accrued reserves	546	500
Non accrual loans	306	378
Other than temporary impairment charge	432	450
Credit carryforward	-	3,100
Net operating loss carryforward	3,634	1,664
Net unrealized loss on securities available-for-sale	1,277	-
Other	3,305	3,144

Total deferred tax assets	19,351	19,322

Deferred tax liabilities:
Premises and equipment	(1,425)	(815)
Deferred loan costs	(3,099)	(2,640)
Net unrealized gain on securities available-for-sale	-	(1,846)
Other	(5,315)	(1,738)
Total deferred tax liabilities	(9,839)	(7,039)

Net deferred tax assets	$9,512	$12,283

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	INCOME TAXES (Continued)

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax expense at Federal statutory rate Increase (decrease) resulting from:	$9,228	$9,498	$7,501
State franchise tax expense, net of Federal tax effect	1,705	1,671	1,116
Tax exempt income	(1,053)	(1,034)	(1,018)
Affordable housing tax credits	(685)	(770)	(1,006)
Other	(395)	(294)	(402)

	$8,800	$9,071	$6,191

Effective tax rate	33.4%	33.4%	28.9%

The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2013, 2014 and 2015 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2012, 2013, 2014 and 2015 are open to audit by the state authorities.

The Company has net operating loss carry forwards of approximately $8,547,000 for federal income and approximately $9,118,000 for California franchise tax purposes. Net operating loss carry forwards, to the extent not used will begin to expire in 2030. Net operating loss carry forwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carry forward amounts noted above.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2016, 2015, and 2014, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

11.	SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2016, all $34,410,000 of the Company’s trust preferred securities qualified as Tier 1 capital.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 3.74% (based on 3-month LIBOR plus 2.75%), with re-pricing and payments due quarterly.

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

Trust II has the option to defer payment of the distributions for a period of up to five years, subject to certain conditions, including that the Company may not pay dividends on its common stock during such period. The TRUPS II issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS II.

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 2.40% (based on 3-month LIBOR plus 1.40%), with repricing and payments due quarterly.

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

Trust III has the option to defer payment of the distributions for a period of up to five years, subject to certain conditions, including that the Company may not pay dividends on its common stock during such period. The TRUPS III issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS III.

During the third quarter of 2016, the Company acquired Coast Bancorp Statutory Trust II, which had issued 7,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS IV), with a liquidation value of $1,000 per security, for gross proceeds of $7,000,000. The entire proceeds of the issuance were invested by Trust IV in $7,217,000 of Subordinated Debentures issued by Coast Bancorp with identical maturity, re-pricing and payment terms as the TRUPS IV. The Subordinated Debentures, purchased by Trust IV, represent the sole assets of the Trust IV. Those Subordinated Debentures mature on December 15, 2037, bear a current interest rate of 2.46% (based on 3-month LIBOR plus 1.50%), with re-pricing and payments due quarterly.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	SUBORDINATED DEBENTURES (Continued)

Those Subordinated Debentures are currently redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any March 15th, June 15th, September 15th, or December 15th. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture.

The TRUPS IV are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of the Subordinated Debentures on December 15, 2037.

Coast Bancorp Statutory Trust II has the option to defer payment of the distributions for a period of up to five years, subject to certain conditions, including that the Company may not pay dividends on its common stock during such period. The TRUPS IV issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS IV.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $96,560,000. A $90,000,000 letter of credit is pledged to secure public deposits at December 31, 2016 and a $6,560,000 standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. There were no reserve balances maintained at the Federal Reserve Bank at December 31, 2016 and 2015, respectively.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2016	2015
Fixed-rate commitments to extend credit	$79,977	$82,668
Variable-rate commitments to extend credit	$383,946	$272,222
Standby letters of credit	$8,582	$16,654

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

Concentration in Real Estate Lending

At December 31, 2016, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, approximately 73% of the Company’s loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 62% of all real estate loans, while loans secured by non-construction residential properties accounted for 23%, and loans secured by farmland were 15% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a further decline in the performance of the economy in general or a further decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

Concentration by Geographic Location

The Company grants commercial, real estate mortgage, real estate construction and consumer loans to customers primarily in the South Central San Joaquin Valley of California, specifically Tulare, Fresno, Kern, Kings and Madera counties, the Southern California corridor between Santa Paula and Santa Clarita in the counties of Ventura and Los Angeles and the Central Coast county of San Luis Obispo. The ability of a substantial portion of the Company’s customers to honor their contracts is dependent on the economy in these areas. Although the Company’s loan portfolio is diversified, there is a relationship in those regions between the local agricultural economy and the economic performance of loans made to non-agricultural customers.

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

Share Repurchase Plan

At December 31, 2016, the Company had a stock repurchase plan which has no expiration date. During the year ended December 31, 2016, the Company repurchased 125,365 shares. The total number of shares available for repurchase at December 31, 2016 was 478,954. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,

	2016	2015	2014
Basic Earnings Per Share

Net income (dollars in thousands)	$17,567	$18,067	$15,240

Weighted average shares outstanding	13,530,293	13,460,605	14,001,958

Basic earnings per share	$1.30	$1.34	$1.09

Diluted Earnings Per Share

Net income (dollars in thousands)	$17,567	$18,067	$15,240

Weighted average shares outstanding	13,530,293	13,460,605	14,001,958

Effect of dilutive stock options	121,511	124,505	134,528

Weighted average shares outstanding	13,651,804	13,585,110	14,136,486

Diluted earnings per share	$1.29	$1.33	$1.08

Stock Options

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

The maximum number of shares subject to issuance under the 2007 Plan was originally 1,500,000 shares of the Company’s authorized but unissued common stock, covering both restricted stock awards and stock options. The number subject to issuance under the 2007 Plan had declined to 749,120 at December 31, 2016, due to stock options already granted under the plan net of any canceled options that were returned to the pool available for issuance.

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

A summary of the Company’s stock option activity follows (shares in thousands, except exercise price):

	2016			2015		2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	500	$14.83		629	$15.30	743	$14.16
Exercised	(49)	$11.16		(37)	$10.19	(95)	$11.28
Granted	71	$17.25		25	$16.55	50	$16.35
Canceled	(55)	$27.17		(117)	$19.21	(69)	$14.20

Outstanding, end of year	467	$14.12	$2,368	500	$14.83	629	$15.30

Exercisable, end of year (2)	412	$13.99	$5,190	430	$15.20	527	$16.25

(1) The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on changes in the market value of the Company’s stock.

(2) The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2016 was 5.33 years and 4.98 years, respectively.

Information related to stock options during each year follows:

	2016	2015	2014
Weighted-average grant-date fair value per share	$2.85	$2.89	$2.67
Total intrinsic value of stock options exercised	$407,000	$244,000	$468,000
Total fair value of stock options vested	$269,000	$176,000	$367,000

Cash received from the exercise of 48,640 shares was $542,954 for the period ended December 31, 2016 with a related tax benefit of $105,660.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

The Company is using the Black-Scholes model to value stock options. In accordance with U.S. GAAP, charges of $188,000, $35,000, and $181,000 are reflected in the Company’s income statements for the years ended December 31, 2016, 2015, and 2014, respectively, as pre-tax compensation and directors’ expense related to stock options. The related tax benefit of these options is $43,000, $0, and $33,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2016 was $66,000, which will be recognized over a weighted average period of 4.2 years.

14.	REGULATORY MATTERS

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. The net unrealized gain on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end December 31, 2016 and 2015, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

	2016		2015
	Capital Amount	Ratio	Capital Amount	Ratio
Leverage Ratio
Sierra Bancorp and subsidiary	$232,801	11.92%	$207,576	12.14%
Minimum requirement for “Well-Capitalized” institutions	97,652	5.0%	85,526	5.0%
Minimum regulatory requirement	78,122	4.0%	68,421	4.0%

Bank of the Sierra	$228,786	11.73%	$205,055	12.00%
Minimum requirement for “Well-Capitalized” institutions	97,544	5.0%	85,276	5.0%
Minimum regulatory requirement	78,035	4.0%	68,221	4.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	REGULATORY MATTERS (Continued)

	2016		2015
	Capital Amount	Ratio	Capital Amount	Ratio
Common Equity Tier 1 Capital Ratio
Sierra Bancorp and subsidiary	$198,391	14.09%	$179,432	13.98%
Minimum requirements for “Well-Capitalized” institutions	91,520	6.5%	83,428	6.5%
Minimum regulatory requirement	63,360	4.5%	57,758	4.5%

Bank of the Sierra	$228,786	16.26%	$205,055	16.01%
Minimum requirements for “Well-Capitalized” institutions	91,477	6.5%	83,276	6.5%
Minimum regulatory requirement	63,330	4.5%	57,653	4.5%

Tier 1 Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$232,801	16.53%	$207,576	16.17%
Minimum requirement for “Well-Capitalized” institutions	112,640	8.0%	102,680	8.0%
Minimum regulatory requirement	84,480	6.0%	77,010	6.0%

Bank of the Sierra	$228,786	16.26%	$205,055	16.01%
Minimum requirement for “Well-Capitalized” institutions	112,587	8.0%	102,494	8.0%
Minimum regulatory requirement	84,441	6.0%	76,870	6.0%

Total Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$242,846	17.25%	$218,315	17.01%
Minimum requirement for “Well-Capitalized” institutions	140,800	10.0%	128,350	10.0%
Minimum regulatory requirement	112,640	8.0%	102,680	8.0%

Bank of the Sierra	$238,831	16.97%	$215,794	16.84%
Minimum requirement for “Well-Capitalized” institutions	140,734	10.0%	128,117	10.0%
Minimum regulatory requirement	112,587	8.0%	102,494	8.0%

Under current rules of the Federal Reserve Board, qualified trust preferred securities are one of several “restricted” core capital elements which may be included in Tier 1 capital in an aggregate amount limited to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. Since the Company had less than $15 billion in assets at December 31, 2016, under the Dodd-Frank Act the Company will be able to continue to include its existing trust preferred securities in Tier 1 Capital to the extent permitted by FRB guidelines.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Business Oversight, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2016, the maximum amount available for dividend distribution under this restriction was approximately $8,864,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $5,079,000 and $5,213,000 and was fully accrued for the years ended December 31, 2016 and 2015, respectively. The expense recognized under these arrangements totaled $141,000, $345,000 and $320,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Salary continuation benefits paid to former directors or executives of the Company or their beneficiaries totaled $275,000, $291,000 and $112,000 for the years ended December 31, 2016, 2015 and 2014. The Company also provided benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans was fully accrued and was zero for each the years ended December 31, 2016, 2015 and 2014. Benefits paid to former executives of SNB under this plan totaled $0, $0 and $83,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans the Company has purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $38,330,136 and $39,275,000 at December 31, 2016 and 2015, respectively.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2016, 2015 and 2014. In connection with this plan, life insurance policies with cash surrender values totaling $5,375,608 and $4,865,000 at December 31, 2016 and 2015, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 75%, for the years ended December 31, 2016, 2015 and 2014. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date, and is subject to the approval of the Board of Directors. The Company contributed $623,000, $543,000, and $477,000 to the Plan in 2016, 2015 and 2014, respectively.

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

Non-interest revenue also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Included in other income:
Loss on limited partnerships	$(944)	$(1,058)	$(1,161)
Dividends on Equity Investments	1,007	934	453
Other	3,338	2,627	2,408

Total other non-interest income	$3,401	$2,503	$1,700

17.	OTHER NON-INTEREST EXPENSE

Other non-interest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014

Legal, audit and professional	$2,530	$2,055	$2,136
Data processing	3,607	3,426	2,716
Advertising and promotional	2,386	2,319	2,205
Deposit services	3,737	3,182	2,587
Stationery and supplies	1,425	1,296	1,192
Telephone and data communication	1,552	1,857	1,283
Loan and credit card processing	635	891	1,113
Foreclosed assets expense (income), net	657	153	(1,420)
Postage	997	923	775
Other	1,757	1,663	1,230
Assessments	1,141	1,067	1,218

Total other non-interest expense	$20,424	$18,832	$15,035

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance, beginning of year	$2,784	$3,188	$3,742
Disbursements	16,939	5,652	11,850
Amounts repaid	(17,470)	(6,056)	(12,404)
Balance, end of year	$2,253	$2,784	$3,188

Undisbursed commitments to related parties	$2,559	$2,121	$2,272

Deposits from related parties held by the Bank at December 31, 2016 and 2015 amounted to $3,780,000 and $6,464,000, respectively.

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2016, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
US Government Agencies	$-	$26,468	$-	$26,468	$-
Mortgage-backed securities	-	387,876	-	387,876	-
State and political subdivisions	-	114,193	-	114,193	-
Equity securities	1,546		-	1,546	-
Total available-for-sale securities	$1,546	$528,537	$-	$530,083	$-

	Fair Value Measurements at December 31, 2015, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
US Government Agencies	$-	$29,042	$-	$29,042	$-
Mortgage-backed securities	-	375,061	-	375,061	-
State and political subdivisions	-	102,183	-	102,183	-
Equity securities	1,296	-	-	1,296	-
Total available-for-sale securities	$1,296	$506,286	$-	$507,582	$-

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	FAIR VALUE (Continued)

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$406	$-	$406
Foreclosed assets	$-	$2,225	$-	$2,225

	Year Ended December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$3,829	$-	$3,829
Foreclosed assets	$-	$3,193	$-	$3,193

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2016 and 2015:

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

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2016
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$120,442	$120,442	$-	$-	$120,442
Securities available for sale	530,083	1,546	528,537	-	530,083
Loans and leases held for investment	1,255,348	-	1,266,447	-	1,266,447
Collateral dependent impaired loans	406	-	406	-	406
Cash surrender value of life insurance policies	43,706	-	43,706	-	43,706
Other investments	8,506	-	8,506	-	8,506
Investment in qualified affordable housing projects	6,811	-	6,811	-	6,811
Investment in limited partnership	1,264	-	1,264	-	1,264
Accrued interest receivable	6,354	-	6,354	-	6,354

Financial Liabilities:
Deposits:
Non-interest-bearing	$524,552	$524,552	$-	$-	$524,552
Interest-bearing	1,170,919	-	1,171,188	-	1,171,188
Fed funds purchased and Repurchase agreements	8,094	-	8,094	-	8,094
Short-term borrowings	65,000	-	65,000	-	65,000
Subordinated debentures	34,410	-	22,633	-	22,633
Qualified affordable housing projects capital commitment	1,868	-	1,868	-	1,868
Limited partnership capital commitment	663	-	663	-	663
Accrued interest payable	188	-	188	-	188

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$463,923
Standby letters of credit	8,582

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2015
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$48,623	$48,623	$-	$-	$48,623
Securities available for sale	507,582	1,296	506,286	-	507,582
Loans and leases held for investment	1,120,773	-	1,136,386	-	1,136,386
Collateral dependent impaired loans	3,829	-	3,829	-	3,829
Cash surrender value of life insurance policies	44,140	-	44,140	-	44,140
Other investments	7,546	-	7,546	-	7,546
Investment in qualified affordable housing projects	4,862	-	4,862	-	4,862
Investment in limited partnership	1,355	-	1,355	-	1,355
Accrued interest receivable	5,808	-	5,808	-	5,808

Financial Liabilities:
Deposits:
Noninterest-bearing	$432,251	$432,251	$-	$-	$432,251
Interest-bearing	1,032,377	-	1,032,547	-	1,032,547
Fed funds purchased and Repurchase agreements	9,405	-	9,405	-	9,405
Short-term borrowings	75,300	-	75,300	-	75,300
Long-term borrowings	2,000	-	2,001	-	2,001
Subordinated debentures	30,928	-	7,383	-	7,383
Qualified affordable housing projects capital commitment	-	-	-	-	-
Limited partnership capital commitment	795	-	795	-	795
Accrued Interest Payable	116	-	116	-	116

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$354,890
Standby letters of credit	16,654

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	BUSINESS COMBINATIONS

On July 8, 2016, the Company acquired 100% of the outstanding common shares of Coast National Bancorp (CNB) in exchange for $3,280,000 and 599,226 shares of stock. CNB results of operations were included in the Company’s results beginning July 9, 2016. Acquisition related costs of $2,411,000 and $0 are included in other operating expense in the Company’s income statement for the years ended December 31, 2016 and 2015.

In accordance with GAAP, the Company recorded $1,360,000 of goodwill and $1,827,000 of core deposit intangibles. Goodwill represents the excess of the consideration transferred (cash) at the acquisition date over the fair values of the identifiable net assets acquired. The core deposit intangible is being amortized using a straight line basis over eight years. For tax purposes goodwill and core deposit intangibles are both non-deductible.

The acquisition has provided the Company an opportunity to expand its market presence further west into the Central California Coast. Synergies and cost savings resulting from the combined operations along with the introduction of the Company’s existing products and services into the new region have provided growth opportunities and the potential to increase profitability.

The following table summarizes the consideration paid for CNB and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (dollars in thousands):

Consideration
Cash	$3,280
Equity Instruments	10,205
Fair value of total consideration transferred	$13,485

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$18,931
Securities	23,363
Federal Home Loan Bank stock	561
Federal Reserve Bank stock	496
Loans	94,264
Premises and equipment	5,844
Core deposit intangibles	1,827
Other assets	2,504
Total assets acquired	147,790

Deposits	129,038
Trust Preferred Securities	3,422
Other liabilities	3,205
Total liabilities assumed	135,665
Total identifiable net assets	12,125

Goodwill	1,360
$13,485

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	BUSINESS COMBINATIONS (Continued)

On November 14, 2014, the Company acquired 100% of the outstanding common and preferred shares of Santa Clara Valley Bank (SCVB) in exchange for $15,338,000. Under the terms of the acquisition, SCVB common shareholders received $12,300,000 or $6.00 per share and SCVB preferred shareholders received $3,000,000 to retire outstanding preferred stock and associated warrants. Included in the $12,300,000 was $700,000 which the Company paid to cash out existing in-the-money warrants. SCVB results of operations were included in the Company’s results beginning November 14, 2014. Acquisition related costs of $0 and $101,000 are included in other operating expense in the Company’s income statement for the years ended December 31, 2016 and 2015.

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

The acquisition has provided the Company an opportunity to expand its market presence further south into Ventura County and Santa Clarita. Synergies and cost savings resulting from the combined operations along with the introduction of the Company’s existing products and services into the new region have provided growth opportunities and the potential to increase profitability.

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
$15,338

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	BUSINESS COMBINATIONS (Continued)

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification (ASC) 310-20 (formerly SFAS 91). The Company believes that all contractual cash flows related to these loans will be collected. As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Loans acquired from CNB that were not subject to these requirements had a fair value and gross contractual amounts receivable of $91,429,000 and $94,242,097 as of the date of acquisition. Loans acquired from SCVB that were not subject to these requirements had a fair value and gross contractual amounts receivable of $61,435,000 and $71,471,000, as of the date of acquisition.

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

The Company recorded a deferred income tax asset of $219,000 for CNB and $2,300,000 for SCVB. These deferred income tax assets were related to net operating loss carry-forwards, as well as other tax attributes of CNB and SCVB, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from CNB and SCVB were assumed to approximate their carry value, as these accounts have no stated maturity and are payable on demand.

The operating results of the Company for the twelve months ending December 31, 2016, 2015 and 2014 include the operating results of CNB and SCVB since their respective acquisition dates. The following table presents the net interest and other income, basic earnings per share and diluted earnings per share as if the acquisition with CNB and SCVB were effective as of January 1, 2016, 2015 and 2014 for the respective year in which each acquisition was closed. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of our future operating results for operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share presented below:

	Pro Forma	Pro Forma	Pro Forma
	2016	2015	2014

Net interest income	$67,877	$60,126	$56,095

Net income	$16,589	$18,067	$13,792

Basic earnings per share	$1.23	$1.34	$0.99

Diluted earnings per share	$1.22	$1.33	$0.98

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

22.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2016 and 2015, the balance of the investment for qualified affordable housing projects totaled $4,943,000 and $4,862,000, respectively. These balances are reflected in the other assets line on the consolidated balance sheet. Unfunded commitments related to these investments in qualified affordable housing projects totaled $1,900,000 and $0 at December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016 and 2015, the Company recognized amortization expense on these investments of $944,000 and $900,000, respectively which was included within pretax income on the consolidated statements of income.

Additionally, during the years ended December 31, 2016 and 2015, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $685,000 and $770,000, respectively. The Company had no impairment losses during the years ended December 31, 2016 and 2015.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

23.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2016 and 2015

(dollars in thousands)

	2016	2015
ASSETS
Cash and due from banks	$3,886	$2,222
Investments in bank subsidiary	236,059	217,442
Investment in Trust subsidiaries	1,145	928
Investment in other securities	1,480	1,264
Other assets	16	13
	$242,586	$221,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Other liabilities	$2,298	$601
Subordinated debentures	34,410	30,928
Total liabilities	36,708	31,529
Shareholders’ equity:
Common stock	75,458	65,093
Retained Earnings	132,180	122,701
Accumulated other comprehensive income, net of taxes	(1,760)	2,546
Total shareholders’ equity	205,878	190,340
	$242,586	$221,869

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

23.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014
Income:
Dividend from Subsidiary	$16,500	$12,500	$15,500
Gain on sale of securities	58	506	238
Other operating income	3	19	80
Total Income	16,561	13,025	15,818
Expense
Salaries and employee benefits	404	365	347
Other expenses	1,857	1,344	1,195
Total expenses	2,261	1,709	1,542
Income before income taxes	14,300	11,316	14,276
Income tax benefit	(926)	(502)	(690)
Income before equity in undistributed income of subsidiary	15,226	11,818	14,966
Equity in undistributed income of subsidiary	2,341	6,249	274
Net income	$17,567	$18,067	$15,240

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

23.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015 and 2014

(dollars in thousands)

	2016	2015	2014
Cash flows from operating activities:
Net Income	$17,567	$18,067	$15,240
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(2,341)	(6,249)	(274)
Gain on sale of securities	(58)	(506)	(238)
Increase (decrease) in other assets	(220)	-	325
Increase (decrease) in other liabilities	20	96	(71)
Tax benefit from equity based compensation	-	-	-
Net cash provided for operating activities	14,968	11,408	14,982

Cash flows from investing activities:
Purchases of securities	-	-	(37)
Sales of securities	170	1,104	402
Cash paid from acquisitions, net	(2,994)	-	-
Net cash provided by investing activities	(2,824)	1,104	365

Cash flows from financing activities:
Change in other borrowings	(2,365)	-	-
Stock options exercised	649	526	1,075
Repurchase of common stock	(2,258)	(7,955)	(10,183)
Dividends paid	(6,506)	(5,662)	(4,775)
Net cash used in by financing activities	(10,480)	(13,091)	(13,883)
Net decrease (increase) in cash and cash equivalents	1,664	(579)	1,464
Cash and cash equivalents, beginning of year	2,222	2,801	1,337
Cash and cash equivalents, end of year	$3,886	$2,222	$2,801

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

24.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s unaudited results of operations for the four quarters of 2016 and 2015. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods (dollars in thousands, except per share data).

	2016 Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Interest income	$18,745	$17,794	$15,934	$16,032
Interest expense	980	887	739	717
Net interest income	17,765	16,907	15,195	15,315

Provision for loan and lease losses	-	-	-	-
Non-interest income	5,379	4,991	4,574	4,294
Non-interest expense	14,738	16,121	13,715	13,479
Net income before taxes	8,406	5,777	6,054	6,130
Provision for taxes	2,889	1,848	1,968	2,095
Net income	$5,517	$3,929	$4,086	$4,035

Diluted earnings per share	$.40	$.28	$.31	$.30
Cash dividend per share	$.12	$.12	$.12	$.12

	2015 Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Interest income	$16,163	$15,524	$15,669	$15,351
Interest expense	650	647	651	633
Net interest income	15,513	14,877	15,018	14,718

Provision for loan and lease losses	-	-	-	-
Non-interest income	4,793	4,261	4,654	4,007
Non-interest expense	12,207	12,285	12,751	13,460
Net income before taxes	8,099	6,853	6,921	5,265
Provision for taxes	2,737	2,443	2,364	1,527
Net income	$5,362	$4,410	$4,557	$3,738

Diluted earnings per share	$.40	$.33	$.33	$.27
Cash dividend per share	$.11	$.11	$.10	$.10

Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of regulatory financial statements in accordance with the Federal Financial Institutions Examination Council’s Instructions for Preparation of Consolidated Reports of Condition and Income, and in accordance with the Board of Governors of the Federal Reserve System’s Instructions for Preparation of Financial Statements for Bank Holding Companies (Consolidated and Parent Company Only). Based on this assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, Management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2016.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited Sierra Bancorp and Subsidiary’s (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2016, and our report dated March 13, 2017 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 13, 2017

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Item 10.  Directors, Executive Officers AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2017 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2016 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
2.2	Agreement and Plan of Reorganization and Merger, dated as of January 4, 2016 by and between Sierra Bancorp and Coast Bancorp (2)
3.1	Restated Articles of Incorporation of Sierra Bancorp (3)
3.2	Amended and Restated By-laws of Sierra Bancorp (4)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (5)
10.2	Salary Continuation Agreement for James C. Holly (5)
10.3	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (6)
10.4	Split Dollar Agreement for Kenneth R. Taylor (7)
10.5	Split Dollar Agreement and Amendment thereto for James C. Holly (7)
10.6	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (7)
10.7	Director Retirement Agreement and Split dollar Agreement for Robert Fields (7)
10.8	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (7)
10.9	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (7)
10.10	Director Retirement Agreement and Split dollar Agreement for Albert Berra (7)
10.11	401 Plus Non-Qualified Deferred Compensation Plan (7)
10.12	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (8)
10.13	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (8)
10.14	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (9)
10.15	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (9)
10.16	2007 Stock Incentive Plan (10)
10.17	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (11)
10.18	Salary Continuation Agreement for Kevin J. McPhaill (11)
10.19	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)
10.20	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.21	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (13)
10.22	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (14)
10.23	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (14)
10.24	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (14)
11	Statement of Computation of Per Share Earnings (15)
21	Subsidiaries of Sierra Bancorp
23	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 5, 2016 and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(5)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(7)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(8)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(9)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(10)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(12)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(13)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(14)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(15)	Computation of earnings per share is incorporated by reference to Note 6 to the Financial Statements included herein.

(b)	Financial Statement Schedules

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

Dated: March 13, 2017	SIERRA BANCORP,
a California corporation

	By:	/s/ Kevin J. McPhaill
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

Signature	Title	Date

/s/ Albert L. Berra	Director	March 13, 2017
Albert L. Berra

/s/ Vonn R. Christenson	Director	March 13, 2017
Vonn R. Christenson

/s/ Laurence S. Dutto, PhD	Director	March 13, 2017
Laurence S. Dutto, PhD

/s/ Robb Evans	Director	March 13, 2017
Robb Evans

/s/ Robert L. Fields	Director	March 13, 2017
Robert L. Fields

/s/ James C. Holly	Vice Chairman of the Board	March 13, 2017
James C. Holly

/s/ Kevin J. McPhaill	President, Chief Executive	March 13, 2017
Kevin J. McPhaill	Officer & Director
(Principal Executive Officer)

/s/ Lynda B. Scearcy	Director	March 13, 2017
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 13, 2017
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 13, 2017
Gordon T. Woods

/s/ Kenneth R. Taylor	Executive Vice President &	March 13, 2017
Kenneth R. Taylor	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

