Form 10-Q
period 2017-03-31
SIERRA BANCORP
filed 2017-05-08
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Common stock, no par value, 13,831,749 shares outstanding as of May 1, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$54,307	$79,087
Interest-bearing deposits in banks	38,461	41,355
Total cash & cash equivalents	92,768	120,442
Securities available for sale	551,256	530,083
Loans and leases:
Gross loans and leases	1,235,897	1,262,531
Allowance for loan and lease losses	(9,588)	(9,701)
Deferred loan and lease costs, net	2,869	2,924
Net loans and leases	1,229,178	1,255,754
Foreclosed assets	2,168	2,225
Premises and equipment, net	29,018	28,893
Goodwill	8,268	8,268
Other intangible assets, net	2,696	2,803
Company owned life insurance	44,379	43,706
Other assets	39,994	40,699
	$1,999,725	$2,032,873

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$504,247	$524,552
Interest bearing	1,216,174	1,170,919
Total deposits	1,720,421	1,695,471
Federal funds purchased and repurchase agreements	9,431	8,094
Short-term borrowings	-	65,000
Subordinated debentures, net	34,454	34,410
Other liabilities	25,002	24,020
Total Liabilities	1,789,308	1,826,995

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 13,829,649 and 13,776,589 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	73,508	72,626
Additional paid in capital	3,057	2,832
Retained earnings	134,800	132,180
Accumulated other comprehensive loss	(948)	(1,760)
Total shareholders' equity	210,417	205,878
	$1,999,725	$2,032,873

The accompanying notes are an integral part of these consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended March 31, 2017	For the Quarter Ended March 31, 2016
Interest and dividend income
Loans and leases, including fees	$14,970	$13,092
Taxable securities	2,008	2,147
Tax-exempt securities	805	730
Dividend income on securities	5	36
Federal funds sold and other	114	28
Total interest income	17,902	16,033
Interest expense
Deposits	689	491
Short-term borrowings	10	25
Subordinated debentures	320	202
Total interest expense	1,019	718
Net interest income	16,883	15,315
Provision for loan losses	-	-
Net interest income after provision for loan losses	16,883	15,315
Non-interest income
Service charges on deposits	2,571	2,371
Net gains (losses) on sale of securities available-for-sale	8	(24)
Other income	2,554	1,947
Total non-interest income	5,133	4,294
Other operating expense
Salaries and employee benefits	7,885	6,865
Occupancy and equipment	2,320	1,750
Other	5,496	4,864
Total non-interest expenses	15,701	13,479
Income before income taxes	6,315	6,130
Provision for income taxes	1,764	2,094
Net income	$4,551	$4,036

PER SHARE DATA
Book value	$15.21	$14.64
Cash dividends	$0.14	$0.12
Earnings per share basic	$0.33	$0.30
Earnings per share diluted	$0.32	$0.30
Average shares outstanding, basic	13,801,635	13,265,371
Average shares outstanding, diluted	14,009,496	13,386,652

Total shareholders' equity (in thousands)	$210,417	$194,347
Shares outstanding	13,829,649	13,275,888
Dividends paid (in thousands)	$1,931	$1,591

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	For the quarter ended March 31, 2017	For the quarter ended March 31, 2016

Net income	$4,551	$4,036
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	1,410	2,001
Less: reclassification adjustment for (gains) losses included in net income (1)	(8)	24
Other comprehensive income, before tax	1,402	2,025
Income tax expense related to items of other comprehensive income	(590)	(830)
Other comprehensive income, net of tax	812	1,195

Comprehensive income	$5,363	$5,231

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the quarter ended March 31, 2017 and 2016 was $3 thousand and $10 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$4,551	$4,036
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on investment of securities	(8)	24
Loss on disposal of fixed assets	3	-
Gain on sale on foreclosed assets	(13)	(46)
Writedown on foreclosed assets	98	122
Share-based compensation expense	423	157
Depreciation and amortization	719	598
Net amortization on securities premiums and discounts	1,758	1,583
(Accretion) amortization of discounts/premiums for loans acquired and deferred loan fees/costs	(13)	55
(Increase) decrease in cash surrender value of life insurance policies	(673)	600
Amortization of core deposit intangible	107	34
Decrease in interest receivable and other assets	226	2,689
Decrease (increase) in other liabilities	982	(4,613)
Deferred income tax (benefit) provision	(111)	310
Deferred tax benefit from equity based compensation	-	(73)
Net cash provided by operating activities	8,049	5,476

Cash flows from investing activities:
Maturities of securities available for sale	-	30
Proceeds from sales/calls of securities available for sale	12,905	2,575
Purchases of securities available for sale	(59,511)	(38,673)
Principal pay downs on securities available for sale	25,086	21,496
Net decrease in loans receivable, net	26,532	37,939
Purchases of premises and equipment, net	(803)	(1,023)
Proceeds from sales of fixed assets	-	232
Proceeds from sales of foreclosed assets	29	332
Net cash provided by investing activities	4,238	22,908

Cash flows from financing activities:
Increase in deposits	24,950	23,458
Decrease in borrowed funds	(65,000)	(54,500)
Increase (decrease) in repurchase agreements	1,337	(722)
Cash dividends paid	(1,931)	(1,592)
Stock options exercised	683	284
Excess tax provision from equity based compensation	-	73
Net cash used in financing activities	(39,961)	(32,999)

Decrease in cash and due from banks	(27,674)	(4,615)

Cash and cash equivalents
Beginning of period	120,442	48,623
End of period	$92,768	$44,008

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of March 31, 2017, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which exist solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a full range of retail and commercial banking services in California’s South San Joaquin Valley and neighboring communities, the Central Coast, Ventura County, and Santa Clarita. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes three whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, and Coast National Bank in July of 2016. The Bank now operates 34 full-service branches, a loan production office, and an online branch, and maintains ATMs at all branch locations and seven non-branch locations. Our most recent branching activity occurred in the first quarter of 2017, with a de novo branch opened on California Avenue in Bakersfield and our Paso Robles branch relocated to a superior site in reasonably close proximity to the previous location. The Company plans to expand even further in 2017 with the acquisition of OCB Bancorp, the holding company for Ojai Community Bank (see Note 13 to the financial statements, Recent Developments, for more details on the proposed acquisition), and we have also received regulatory approvals for a de novo branch in Pismo Beach, California, although the timing for that branch opening remains uncertain. In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit. We were $2.0 billion in total assets as of March 31, 2017, and for the past several years have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled over $1.7 billion at March 31, 2017, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2016 have been reclassified to be consistent with the reporting for 2017. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016. The Company plans to adopt ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach. Since the guidance does not apply to revenue associated with financial instruments such as loans and investments, which are accounted for under other provisions of GAAP, we do not expect it to impact interest income, our largest component of income. The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU, including certain deposit related fees and interchange fees, to determine the potential impact of this guidance on our consolidated financial statements.

In January 2016 the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance primarily affects the accounting for equity securities with readily determinable fair values, by requiring that the changes in fair value for such securities will be reflected in earnings rather than in other comprehensive income. The accounting for other financial instruments such as loans, debt securities, and financial liabilities is largely unchanged. ASU 2016-01 also changes the presentation and disclosure requirements for financial instruments, including a requirement that public business entities use exit pricing when estimating fair values for financial instruments measured at amortized cost for disclosure purposes. ASU 2016-01 is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company has evaluated the provisions of ASU 2016-01, and based on this preliminary evaluation we do not expect it to have a material impact on our consolidated financial statements.

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842). The intention of this standard is to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has leases on 17 branch locations, a loan production office, and an administrative office, which are considered operating leases and are not currently reflected in our financial statements. We expect that these lease agreements will be recognized on our consolidated statements of condition as right-of-use assets and corresponding lease liabilities subsequent to implementing ASU 2016-02, but we are still evaluating the extent to which this will impact our consolidated financial statements.

In March 2016 the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. Currently, as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) are recorded in equity, and tax deficiencies (“shortfalls”) are recorded in equity to the extent of previous windfalls, and then to the income statement. ASU 2016-09 will reduce some of the administrative complexities by eliminating the need to track a windfall “pool,” but could increase the volatility of income tax expense. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. ASU 2016-09 also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Furthermore, all tax-related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. However, cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. Under the new guidance, entities are also permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards. Forfeitures can be estimated in advance, as required today, or recognized as they occur. Estimates will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted ASU 2016-09 effective January 1, 2017. We did not elect to recognize forfeitures as they occur, but rather to continue with current GAAP and estimate potential forfeitures in advance, but we expect that the adoption of other provisions of ASU 2016-09 will result in increased volatility to our reported income tax expense going forward.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense. Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019. On the effective date, institutions will apply the new accounting standard as follows: for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis. The Company has commenced its transition efforts by establishing an implementation team chaired by the Company’s Chief Credit Officer, and comprised of members of the Company’s credit administration and finance departments. The Company’s preliminary evaluation indicates that the provisions of ASU 2016-13 will impact our consolidated financial statements, in particular the level of our reserve for credit losses and shareholders’ equity. However, we continue to evaluate the potential extent of that impact.

In January 2017 the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. Currently, Topic 805 specifies three elements of a business – inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. This led many transactions to be accounted for as business combinations rather than asset purchases under legacy GAAP. The primary goal of ASU 2017-01 is to narrow the definition of a business, and the guidance in this update provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this update should be applied prospectively on or after the effective date. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.

In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019. We have not been required to record any goodwill impairment to date, and after a preliminary review do not expect that this guidance would require us to do so given current circumstances. Nevertheless, we will continue to evaluate ASU 2017-04 to more definitely determine its potential impact on the Company’s consolidated financial position, results of operations and cash flows.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2017 and 2016, cash paid for interest due on interest-bearing liabilities was $1.070 million and $697,000, respectively. There was no cash paid for income taxes during the three months ended March 31, 2017, and $1.400 million in cash paid for income taxes for the three months ended March 31, 2016. Assets totaling $94,000 and $330,000 were acquired in settlement of loans for the three months ended March 31, 2017 and March 31, 2016, respectively. We received $29,000 in cash from the sale of foreclosed assets during the first three months of 2017 relative to $332,000 during the first three months of 2016, which represents sales proceeds less loans (if any) extended to finance such sales.

Note 5 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which becomes effective May 24, 2017 subject to the approval of the Company’s shareholders. The 2017 Plan will replace the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 503,020 shares that were granted under the 2007 Plan were still outstanding as of March 31, 2017, and remain unaffected by that plan’s expiration. The new 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan is 850,000 shares. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option granted is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period for options with graded vesting, or by expensing its fair value as of the grant date in the case of immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting. A pre-tax charge of $423,000 was reflected in the Company’s income statement during the first quarter of 2017 and $157,000 was charged during the first quarter of 2016, as expense related to stock options.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 13,801,635 weighted average shares outstanding during the first quarter of 2017, and 13,265,371 during the first quarter of 2016.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. For the first quarter of 2017, calculations under the treasury stock method resulted in the equivalent of 207,861 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 90,000 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the first quarter of 2016 the equivalent of 121,281 shares were added in calculating diluted earnings per share, while 216,100 anti-dilutive stock options were excluded.

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

	March 31, 2017	December 31, 2016
Commitments to extend credit	$577,980	$463,923
Standby letters of credit	$8,482	$8,582

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

At March 31, 2017, the Company was also utilizing a letter of credit in the amount of $97 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at March 31, 2017 and December 31, 2016:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant changes in credit risk or interest rate spreads relative to current market pricing, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Cash surrender value of life insurance policies: Fair values are based on net cash surrender values at each reporting date.

•	Other investments: Certain investments for which no secondary market exists are carried at cost and the carrying amount for those investments typically approximates their estimated fair value, unless an impairment analysis indicates the need for adjustments.

•	Deposits: Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Short-term borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Commitments to extend credit and letters of credit: If funded, the carrying amounts for currently unused commitments would provide an equivalent measure of fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not those commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	March 31, 2017
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$92,768	$92,768	$-	$-	$92,768
Securities available for sale	551,256	1,645	549,611	-	551,256
Loans and leases, net held for investment	1,228,731	-	1,240,991	-	1,240,991
Collateral dependent impaired loans	447	-	447	-	447
Cash surrender value of life insurance policies	44,379	-	44,379	-	44,379
Other investments	8,506	-	8,506	-	8,506
Accrued interest receivable	5,997	-	5,997	-	5,997

Financial liabilities:
Deposits:
Non-interest-bearing	$504,247	$504,247	$-	$-	$504,247
Interest-bearing	1,216,174	-	1,216,510	-	1,216,510
Fed funds purchased and repurchase agreements	9,431	-	9,431	-	9,431
Short-term borrowings	-	-	-	-	-
Subordinated debentures	34,454	-	22,744	-	22,744
Accrued interest payable	137	-	137	-	137

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$577,980
Standby letters of credit	8,482

	December 31, 2016
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$120,442	$120,442	$-	$-	$120,442
Securities available for sale	530,083	1,546	528,537	-	530,083
Loans and leases, net held for investment	1,255,348	-	1,266,447	-	1,266,447
Collateral dependent impaired loans	406	-	406	-	406
Cash surrender value of life insurance policies	43,706	-	43,706	-	43,706
Other investments	8,506	-	8,506	-	8,506
Accrued interest receivable	6,354	-	6,354	-	6,354

Financial liabilities:
Deposits:
Non-interest-bearing	$524,552	$524,552	$-	$-	$524,552
Interest-bearing	1,170,919	-	1,171,188	-	1,171,188
Fed funds purchased and repurchase agreements	8,094	-	8,094	-	8,094
Short-term borrowings	65,000	-	65,000	-	65,000
Subordinated debentures	34,410	-	22,633	-	22,633
Accrued interest payable	188	-	188	-	188

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$463,923
Standby letters of credit	8,582

For financial asset categories that were actually reported at fair value as of March 31, 2017 and December 31, 2016, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
US Government agencies	$-	$25,220	$-	$25,220	$-
Mortgage-backed securities	-	406,817	-	406,817	-
State and poltical subdivisions	-	117,574	-	117,574	-
Equity securities	1,645	-	-	1,645	-

Total available-for-sale securities	$1,645	$549,611	$-	$551,256	$-

	Fair Value Measurements at December 31, 2016, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
US Government agencies	$-	$26,468	$-	$26,468	$-
Mortgage-backed securities	-	387,876	-	387,876	-
State and poltical subdivisions	-	114,193	-	114,193	-
Equity securities	1,546	-	-	1,546	-

Total available-for-sale securities	$1,546	$528,537	$-	$530,083	$-

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$-	$-	$-	$-
Other construction/land	-	-	-	-
1-4 family - closed-end	-	-	-	-
Equity lines	-	15	-	15
Multi-family residential	-	-	-	-
Commercial real estate - owner occupied	-	402	-	402
Commercial real estate-non-owner occupied	-	-	-	-
Farmland	-	-	-	-
Total real estate	-	417	-	417
Agriculture	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer loans	-	30	-	30
Total impaired loans	-	447	-	447
Foreclosed assets	$-	$2,168	$-	$2,168
Total assets measured on a norecurring basis	$-	$2,615	$-	$2,615

	Fair Value Measurements at December 31, 2016, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$-	$-	$-	$-
Other construction/land	-	-	-	-
1-4 family - closed-end	-	-	-	-
Equity lines	-	-	-	-
Multi-family residential	-	-	-	-
Commercial real estate - owner occupied	-	281	-	281
Commercial real estate-non-owner occupied	-	67	-	67
Farmland	-	-	-	-
Total real estate	-	348	-	348
Agriculture	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer loans	-	58	-	58
Total impaired loans	-	406	-	406
Foreclosed assets	$-	$2,225	$-	$2,225
Total assets measured on a norecurring basis	$-	$2,631	$-	$2,631

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

The amortized cost and estimated fair value of investment securities available-for-sale are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S Government agencies	$25,601	$53	$(434)	$25,220
Mortgage-backed securities	409,681	1,431	(4,295)	406,817
State and poltical subdivisions	117,109	1,698	(1,233)	117,574
Equity securities	500	1,145	-	1,645
Total investment securities	$552,891	$4,327	$(5,962)	$551,256

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S Government agencies	$26,926	$48	$(506)	$26,468
Mortgage-backed securities	391,555	1,492	(5,171)	387,876
State and political subdivisons	114,140	1,519	(1,466)	114,193
Equity securities	500	1,046	-	1,546
Total investment securities	$533,121	$4,105	$(7,143)	$530,083

At March 31, 2017 and December 31, 2016, the Company had 408 securities and 431 securities, respectively, with gross unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	March 31, 2017
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(365)	$17,665	$(69)	$2,356
Mortgage-backed securities	(3,518)	270,610	(777)	45,667
State and political subdivisions	(1,231)	46,773	(2)	265
Other securities	-	-	-	-
Total	$(5,114)	$335,048	$(848)	$48,288

	December 31, 2016
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(500)	$21,056	$(6)	$711
Mortgage-backed securities	(4,303)	271,276	(868)	43,570
State and political subdivisions	(1,466)	49,195	-	-
Other securities	-	-	-	-
Total	$(6,269)	$341,527	$(874)	$44,281

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)
(dollars in thousands, unaudited)

	Three months ended March 31,
	2017	2016
Proceeds from sales and calls of securities available for sale	$12,905	$2,575
Gross gains on sales and calls of securities available for sale	$43	$14
Gross losses on sales and calls of securities available for sale	(35)	(38)
Net gains (losses) on sale of securities available for sale	$8	$(24)

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2017 and December 31, 2016 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities could have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)	March 31, 2017
	Amortized Cost	Fair Value

Maturing within one year	$6,286	$6,344
Maturing after one year through five years	221,003	221,297
Maturing after five years through ten years	83,477	83,230
Maturing after ten years	59,159	58,403

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	182,466	180,337
Other securities	500	1,645
	$552,891	$551,256

	December 31, 2016
	Amortized Cost	Fair Value

Maturing within one year	$8,488	$8,573
Maturing after one year through five years	260,387	259,535
Maturing after five years through ten years	50,823	50,687
Maturing after ten years	47,132	46,190

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	165,791	163,552
Other securities	500	1,546
	$533,121	$530,083

At March 31, 2017, the Company’s investment portfolio included securities issued by 311 different government municipalities and agencies located within 30 states with a fair value of $117.6 million. The largest exposure to any single municipality or agency was a $1.146 million (fair value) bond issued by Inyo County, California, to be repaid by property taxes.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location
(dollars in thousands, unaudited)	March 31, 2017		December 31, 2016
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
California	$24,880	$25,318	$25,457	$25,799
Texas	24,415	24,192	20,170	19,875
Ohio	9,393	9,329	9,412	9,324
Illinois	7,984	8,029	9,873	9,871
Washington	6,138	6,203	5,928	5,970
Utah	948	963	949	957
Other (19 states)	22,915	23,034	21,688	21,741
Total General Obligation Bonds	96,673	97,068	93,477	93,537

Revenue bonds
State of issuance
Texas	6,733	6,727	5,727	5,702
Utah	5,005	4,977	5,286	5,236
Washington	1,841	1,855	1,302	1,299
California	1,030	1,035	1,283	1,298
Ohio	260	261	261	261
Other (11 states)	5,567	5,651	6,804	6,860
Total Revenue Bonds	20,436	20,506	20,663	20,656

Total Obligations of States and Political Subdivisions	$117,109	$117,574	$114,140	$114,193

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

Revenue Bonds by Type
(dollars in thousands, unaudited)	March 31, 2017		December 31, 2016

	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$6,732	$6,669	$4,788	$4,722
College & University	2,633	2,713	3,401	3,472
Sales Tax	2,975	2,936	2,981	2,927
Lease	2,328	2,342	3,119	3,123
Electric & Power	1,033	1,035	940	935
Other (11 sources)	4,735	4,811	5,434	5,477
Total Revenue Bonds	$20,436	$20,506	$20,663	$20,656

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

The Company invested in seven LIHTC fund limited partnerships from 2001 through 2007, and in the second quarter of 2016 we committed $3 million to another such fund. Our investments to date have all been in California-focused funds which help the Company meet its obligations under the Community Reinvestment Act. We utilize the cost method of accounting for our LIHTC fund investments, under which we initially record on our balance sheet an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement treatment reflects tax credits and any other tax benefits from these investments “below the line” within our income tax provision, while the initial book value of the investment is amortized on a straight-line basis as an offset to non-interest income, over the time period in which the tax credits and tax benefits are expected to be received.

As of March 31, 2017 our total LIHTC investment book balance was $6.6 million, which includes $1.5 million in remaining commitments for additional capital contributions. There were $172,000 in tax credits derived from our LIHTC investments that were recognized during the three months ended March 31, 2017, and amortization expense of $237,000 associated with those investments was included in pre-tax income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)
	March 31, 2017
	Pass	Special Mention	Substandard	Impaired	Total

Real Estate:
1-4 family residential construction	$33,756	$-	$-	$-	$33,756
Other construction/land	41,198	878	389	595	43,060
1-4 family - closed end	136,870	647	263	5,871	143,651
Equity lines	32,480	3,256	698	4,640	41,074
Multi-family residential	31,511	-	-	568	32,079
Commercial real estate - owner occupied	246,979	4,572	2,857	2,170	256,578
Commercial real estate - non-owner occupied	253,416	4,087	3,198	1,708	262,409
Farmland	143,077	1,014	1,246	38	145,375
Total real estate	919,287	14,454	8,651	15,590	957,982

Agricultural	48,828	757	-	22	49,607
Commercial and industrial	106,016	10,713	659	2,720	120,108
Mortgage Warehouse	96,974	-	-	-	96,974
Consumer loans	9,421	240	16	1,549	11,226
Total gross loans and leases	$1,180,526	$26,164	$9,326	$19,881	$1,235,897

	December 31, 2016
	Pass	Special Mention	Substandard	Impaired	Total

Real Estate:
1-4 family residential construction	$32,417	$-	$-	$-	$32,417
Other construction/land	38,699	888	-	1,063	40,650
1-4 family - closed end	129,726	624	403	6,390	137,143
Equity lines	35,159	3,165	698	4,421	43,443
Multi-family residential	31,058	-	-	573	31,631
Commercial real estate - owner occupied	243,366	4,991	2,892	2,286	253,535
Commercial real estate - non-owner occupied	233,584	5,597	3,220	1,797	244,198
Farmland	132,613	1,020	808	39	134,480
Total real estate	876,622	16,285	8,021	16,569	917,497

Agricultural	45,249	891	-	89	46,229
Commercial and industrial	107,404	13,186	732	2,273	123,595
Mortgage Warehouse	163,045	-	-	-	163,045
Consumer loans	10,303	191	9	1,662	12,165
Total gross loans and leases	$1,202,623	$30,553	$8,762	$20,593	$1,262,531

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

Loan Portfolio Aging

(dollars in thousands, unaudited)

	March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$33,756	$33,756	$-
Other construction/land	5,630	-	-	5,630	37,430	43,060	148
1-4 family - closed end	33	-	555	588	143,063	143,651	932
Equity lines	468	125	94	687	40,387	41,074	1,754
Multi-family residential	-	-	-	-	32,079	32,079	-
Commercial real estate - owner occupied	1,170	192	244	1,606	254,972	256,578	1,462
Commercial real estate - non-owner occupied	-	-	-	-	262,409	262,409	-
Farmland	-	106	-	106	145,269	145,375	38
Total real estate	7,301	423	893	8,617	949,365	957,982	4,334

Agricultural	-	-	22	22	49,585	49,607	22
Commercial and industrial	165	-	789	954	119,154	120,108	1,135
Mortgage warehouse lines	-	-	-	-	96,974	96,974	-
Consumer loans	198	12	23	233	10,993	11,226	434
Total gross loans and leases	$7,664	$435	$1,727	$9,826	$1,226,071	$1,235,897	$5,925

(1) As of March 31, 2017 there were no loans over 90 days past due and still acrruing.

(2) Included in total financing receivables

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$32,417	$32,417	$-
Other construction/land	-	-	-	-	40,650	40,650	558
1-4 family - closed end	99	23	575	697	136,446	137,143	963
Equity lines	397	-	320	717	42,726	43,443	1,926
Multi-family residential	-	-	-	-	31,631	31,631	-
Commercial real estate - owner occupied	338	-	28	366	253,169	253,535	1,572
Commercial real estate - non-owner occupied	-	-	-	-	244,198	244,198	67
Farmland	-	-	-	-	134,480	134,480	39
Total real estate	834	23	923	1,780	915,717	917,497	5,125

Agricultural	-	-	89	89	46,140	46,229	89
Commercial and industrial	168	3	292	463	123,132	123,595	692
Mortgage warehouse lines	-	-	-	-	163,045	163,045	-
Consumer loans	94	9	52	155	12,010	12,165	459
Total gross loans and leases	$1,096	$35	$1,356	$2,487	$1,260,044	$1,262,531	$6,365

(1) As of December 31, 2016 there were no loans over 90 days past due and still accruing.

(2) Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession. At March 31, 2017, the Company had a total of $16.4 million in TDRs, including $2.4 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended March 31, 2017
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$-	$-	$-	$-
1-4 family - closed-end	-	-	47	-	47
Equity lines	-	281	-	-	281
Multi-family residential	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - non-owner occupied	-	-	-	-	-
Total real estate loans	-	281	47	-	328

Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer loans	-	-	-	-	-
	$-	$281	$47	$-	$328

	Three months ended March 31, 2016
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$17	$-	$-	$17
1-4 family - closed-end	-	-	-	-	-
Equity lines	-	229	-	-	229
Multi-family residential	-	-	-	-	-
Commercial real estate - owner occupied	-	-	266	-	266
Commercial real estate - non-owner occupied	-	-	-	-	-
Total real estate loans	-	246	266	-	512

Agricultural	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer loans	-	20	50	-	70
	$-	$266	$316	$-	$582

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended March 31, 2017

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other construction/land	0	$-	$-	$-	$-
1-4 family - closed-end	1	47	47	2	2
Equity lines	2	281	281	4	14
Multi-family residential	0	-	-	-	-
Commercial real estate owner occupied	0	-	-	-	-
Commercial real estate non-owner occupied	0	-	-	-	-
Total real estate loans		328	328	6	16

Agricultural	0	-	-	-	-
Commercial and industrial	0	-	-	-	-
Consumer loans	0	-	-	-	-
		$328	$328	$6	$16

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended March 31, 2016

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other construction/land	1	$17	$17	$-	$2
1-4 family - closed-end	0	-	-	-	-
Equity lines	2	229	229	(43)	9
Multi-family residential	0	-	-	-	-
Commercial real estate owner occupied	1	266	266	-	4
Commercial real estate non-owner occupied	0	-	-	-	-
Total real estate loans		512	512	(43)	15

Agricultural	0	-	-	-	-
Commercial and industrial	0	-	-	-	-
Consumer loans	1	70	70	1	2
		$582	$582	$(42)	$17

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three month periods ended March 31, 2017 and 2016 respectively.

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

Our acquisitions of Santa Clara Valley Bank in the fourth quarter of 2014 and Coast Bancorp in the third quarter of 2016 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	March 31, 2017

	Unpaid Principal Balance	Carrying Value

Real estate secured	$708	$41
Commercial and industrial	-	5
Total purchased credit impaired loans	$708	$46

	December 31, 2016

	Unpaid Principal Balance	Carrying Value

Real estate secured	$712	$47
Commercial and industrial	23	-
Total purchased credit impaired loans	$735	$47

An allowance for loan losses totaling $30,000 was allocated for PCI loans as of March 31, 2017, as compared to $58,000 at December 31, 2016. We also recorded approximately $4,000 in discount accretion on PCI loans during the three months ended March 31, 2017.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $1.100 million at March 31, 2017 and $1.048 million at December 31, 2016.

Impaired Loans
(dollars in thousands, unaudited)

	March 31, 2017
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other construction/land	389	234	13	448	3
1-4 Family - closed-end	7,256	5,301	130	7,865	112
Equity lines	4,299	4,214	338	4,392	27
Multi-family residential	568	568	45	582	9
Commercial real estate- owner occupied	1,314	1,234	44	3,244	19
Commercial real estate- non-owner occupied	1,855	1,708	35	1,924	32
Farmland	-	-	-	-	-
Total real estate	15,681	13,259	605	18,455	202
Agricultural	22	22	22	22	-
Commercial and industrial	2,671	2,671	572	2,832	22
Consumer loans	1,459	1,459	288	1,635	22
	19,833	17,411	1,487	22,944	246
With no related allowance recorded
Real estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other construction/land	361	361	-	366	6
1-4 family - closed-end	570	570	-	638	1
Equity lines	426	426	-	500	-
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	936	936	-	104	20
Commercial real estate- non-owner occupied	-	-	-	49	-
Farmland	38	38	-	49	-
Total real estate	2,331	2,331	-	1,706	27
Agricultural	-	-	-	-	-
Commercial and industrial	49	49	-	175	-
Consumer loans	116	90	-	283	-
	2,496	2,470	-	2,164	27
Total	$22,329	$19,881	$1,487	$25,108	$273

(1)Contractual principal balance due from customer.

(2)Principal balance on Company's books, less any direct charge offs.

(3)Interest income is recognized on performing balances on a regular accrual basis.

	December 31, 2016
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$854	$699	$20	$624	$14
1-4 family - closed-end	7,730	5,783	163	8,008	462
Equity lines	3,991	3,906	214	4,110	49
Multifamily residential	573	573	7	588	50
Commercial real estate- owner occupied	1,287	1,287	49	1,641	14
Commercial real estate- non-owner occupied	1,877	1,730	35	1,969	131
Farmland	-	-	-	-	-
Total real estate	16,312	13,978	488	16,940	720
Agricultural	24	24	24	24	-
Commercial and industrial	2,211	2,211	608	2,652	99
Consumer loans	1,633	1,633	287	1,847	94
	20,180	17,846	1,407	21,463	913
With no related allowance recorded
Real estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other construction/land	364	364	-	374	27
1-4 family - closed-end	666	607	-	685	3
Equity lines	544	515	-	550	-
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	999	999	-	1,773	98
Commercial real estate- non-owner occupied	77	67	-	85	-
Farmland	39	39	-	50	-
Total real estate	2,689	2,591	-	3,517	128
Agricultural	65	65		65	-
Commercial and industrial	62	62	-	277	-
Consumer loans	148	29	-	238	-
	2,964	2,747	-	4,097	128
Total	$23,144	$20,593	$1,407	$25,560	$1,041

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available or in process for 89% of the Company’s impaired real estate loan balances at March 31, 2017. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $8.101 million at March 31, 2017.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended March 31, 2017, although in recognition of relatively low loan loss rates in recent periods upward adjustments were made to qualitative factor multipliers. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	For the quarter ended March 31, 2017
	Real Estate	Agricultural	Commercial and Industrial (1)	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance	$3,548	$209	$4,279	$1,208	$457	$9,701
Charge-offs	(87)	-	(29)	(515)	-	(631)
Recoveries	104	2	161	251	-	518
Provision	547	31	(904)	267	59	-

Ending Balance	$4,112	$242	$3,507	$1,211	$516	$9,588

Reserves:
Specific	$605	$22	$572	$288	$-	$1,487
General	3,507	220	2,935	923	516	8,101

Ending balance	$4,112	$242	$3,507	$1,211	$516	$9,588

Loans evaluated for impairment:
Individually	$15,590	$22	$2,720	$1,549	$-	$19,881
Collectively	942,392	49,585	214,362	9,677	-	1,216,016

Ending balance	$957,982	$49,607	$217,082	$11,226	$-	$1,235,897

(1) Includes mortgage warehouse lines

	For the year ended December 31, 2016
	Real Estate	Agricultural	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4,783	$722	$2,533	$1,263	$1,122	$10,423
Charge-offs	(962)	-	(344)	(1,905)	-	(3,211)
Recoveries	983	14	477	1,015	-	2,489
Provision	(1,256)	(527)	1,613	835	(665)	-

Ending balance	$3,548	$209	$4,279	$1,208	$457	$9,701

Reserves:
Specific	$488	$24	$608	$287	$-	$1,407
General	3,060	185	3,671	921	457	8,294

Ending balance	$3,548	$209	$4,279	$1,208	$457	$9,701

Loans evaluated for impairment:
Individually	$16,569	$89	$2,273	$1,662	$-	$20,593
Collectively	900,928	46,140	284,367	10,503	-	1,241,938

Ending balance	$917,497	$46,229	$286,640	$12,165	$-	$1,262,531

(1) Includes mortgage warehouse lines

Note 13 – Recent Developments

On April 24, 2017, the Company entered into a definitive agreement to acquire OCB Bancorp (“Ojai”), the holding company for Ojai Community Bank. Transaction consideration will consist of Sierra Bancorp stock in an amount equivalent to $14 per share of OCB Bancorp stock, subject to certain adjustments as outlined in the definitive agreement. The mechanics of the transaction are described in greater detail in the definitive agreement, which was included as an attachment to the Form 8-K announcing the acquisition that was filed with the SEC on April 24, 2017. We expect the transaction to be completed in October 2017, subject to customary closing conditions including the receipt of required regulatory approvals and the consent of OCB Bancorp shareholders. Immediately following the acquisition, Ojai Community Bank will be merged with and into Bank of the Sierra. Ojai Community Bank has its main office in Ojai, California, and also maintains branch offices in Ventura, Santa Paula, and Santa Barbara, conducting business in those communities as Ventura Community Bank, Santa Paula Community Bank, and Santa Barbara Community Bank, respectively. Ojai had $257 million in consolidated assets, $209 million in loans, and $208 million in deposits as of December 31, 2016. One-time acquisition costs are expected to add $2.5 million to $3.0 million to the Company’s pre-tax non-interest expense in 2017.

The Company acquired Coast Bancorp (“Coast”), the holding company for Coast National Bank, on July 8, 2016, and immediately following the acquisition Coast National Bank was merged with and into Bank of the Sierra. Coast National Bank was a community bank with branch offices in San Luis Obispo, Paso Robles, and Arroyo Grande, and a loan production office in Atascadero, California. Shortly after transaction closing, the Atascadero location was converted into a full-service branch office. At the acquisition date, the fair value of Coast’s loans totaled $94 million and deposits totaled $129 million. The acquisition also involved $7 million in trust preferred securities, which were booked by the Company at their fair value of $3.4 million. This acquisition had, and will continue to have, a material impact on comparative 2017 and 2016 average balances and associated income and expense. Furthermore, one-time acquisition costs added over $2.4 million to the Company’s pre-tax non-interest expense in the latter half of 2016.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to, the risk of unfavorable economic conditions in the Company’s market areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of acquisitions or branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject. Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

First Quarter 2017 compared to First Quarter 2016

Net income for the quarter ended March 31, 2017 was $4.551 million, representing an increase of $515,000, or 13%, relative to net income of $4.036 million for the quarter ended March 31, 2016. Basic and diluted earnings per share for the first quarter of 2017 were $0.33 and $0.32, respectively, compared to $0.30 basic and diluted earnings per share for the first quarter of 2016. The Company’s annualized return on average equity was 8.85% and annualized return on average assets was 0.94% for the quarter ended March 31, 2017, compared to 8.41% and 0.93%, respectively, for the quarter ended March 31, 2016. The primary drivers behind the variance in first quarter net income are as follows:

•	Net interest income was up by $1.568 million, or 10%, due to growth in average interest-earning assets totaling $205 million, or 13%, net of the impact of a six basis point decline in our net interest margin. There was no loan loss provision recorded in either quarter.

•	Total non-interest income increased by $839,000, or 20%, due to a $200,000 increase in service charges on deposits, a $243,000 increase in bank-owned life insurance (BOLI) income resulting primarily from higher income on BOLI associated with deferred compensation plans, and a $396,000 increase in other non-interest income due mainly to higher non-deposit service charges and fees, and dividends on restricted stock.

•	Total non-interest expense reflects an increase of $2.222 million, or 16%, due in large part to ongoing costs stemming from our acquisition of Coast Bancorp (“Coast”) in July of 2016, and recent de novo branch openings.

•	The Company’s provision for income taxes was 28% of pre-tax income in the first quarter of 2017 compared to 34% in the first quarter of 2016. The lower tax accrual rate is primarily the result of our adoption of FASB’s Accounting Standards Update 2016-09 effective January 1, 2017, and the subsequent change in accounting methodology associated with the disqualifying disposition of Company shares issued pursuant to the exercise of incentive stock options (ISOs). Without consideration of ISO exercises, our tax accrual rate for the first quarter of 2017 would have been approximately 32%.

Financial Condition Summary

March 31, 2017 relative to December 31, 2016

The Company’s assets totaled $2.000 billion at March 31, 2017, relative to total assets of $2.033 billion at December 31, 2016. Total liabilities were $1.789 billion at March 31, 2017 compared to $1.827 billion at the end of 2016, and shareholders’ equity totaled $210 million at March 31, 2017 compared to $206 million at December 31, 2016. The following provides a summary of key balance sheet changes during the first three months of 2017:

•	Cash balances were down $28 million, or 23%, including a $25 million reduction in non-earning balances due in large part to a lower level of cash items in process of collection.

•	Investment securities were up $21 million, or 4%, due in part to the longer-term investment of some of the liquidity created by loan runoff, primarily in mortgage-backed securities.

•	Despite strong organic growth in real estate loans and agricultural production loans, gross loans were down $27 million, or 2%, due to lower utilization on mortgage warehouse lines. There was a $66 million reduction in outstanding balances on mortgage warehouse lines, as the utilization rate on those lines dropped to 26% at March 31, 2017 from 48% at December 31, 2016, due in part to lower residential refinancing and purchase activity.

•	Total nonperforming assets, namely non-accrual loans and foreclosed assets, were reduced by $497,000, or 6%. The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 0.65% at March 31, 2017, compared to 0.68% at December 31, 2016 and 0.97% at March 31, 2016.

•	Deposit balances reflect net growth of $25 million, or 1%, due in large part to continued organic growth in core non-maturity deposits.

•	Junior subordinated debentures increased slightly from the accretion of the discount on trust-preferred securities acquired from Coast, but other borrowings were reduced by $64 million, or 87%.

•	Total capital reflects an increase of almost $5 million, or 2%, due to the addition of income, the impact of stock options exercised and a lower accumulated other comprehensive loss, net of dividends paid. Our consolidated total risk-based capital ratio increased to 17.86% at March 31, 2017 from 17.25% at year-end 2016, due in large part to the reduction in risk-adjusted assets, and our regulatory capital ratios remain very strong relative to peer banks.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $1.568 million, or 10%, for the first quarter of 2017 relative to the first quarter of 2016. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Average Balances and Rates	For the three months ended			For the three months ended
(dollars in thousands, unaudited)	March 31, 2017			March 31, 2016
	Average Balance	Income/	Average	Average Balance	Income/	Average
	(1)	Expense	Rate/Yield (2)	(1)	Expense	Rate/Yield (2)
Assets
Investments:
Federal funds sold/due from time	$56,658	$114	0.80%	$19,947	$28	0.56%
Taxable	424,763	2,008	1.89%	408,968	2,147	2.08%
Non-taxable	116,049	805	4.27%	101,973	730	4.36%
Equity	1,605	5	1.25%	1,253	36	11.37%
Total investments	599,075	2,932	2.25%	532,141	2,941	2.48%

Loans and Leases:(3)
Real estate	927,531	11,608	5.08%	774,324	9,789	5.08%
Agricultural	47,508	556	4.75%	45,824	502	4.41%
Commercial	118,720	1,481	5.06%	106,837	1,226	4.62%
Consumer	12,095	347	11.64%	14,819	402	10.91%
Mortgage warehouse lines	90,030	917	4.13%	117,068	1,119	3.84%
Direct financing leases	1,355	18	5.39%	1,618	21	5.22%
Other	2,979	43	5.85%	2,026	33	6.55%
Total loans and leases	1,200,218	14,970	5.06%	1,062,516	13,092	4.96%
Total interest earning assets (4)	1,799,293	17,902	4.13%	1,594,657	16,033	4.14%
Other earning assets	8,506			7,546
Non-earning assets	155,246			134,639
Total assets	$1,963,045			$1,736,842

Liabilities and shareholders’ equity
Interest bearing deposits:
Demand deposits	$134,717	$101	0.30%	$126,972	$95	0.30%
NOW	368,612	102	0.11%	307,614	89	0.12%
Savings accounts	221,449	63	0.12%	196,914	54	0.11%
Money market	120,367	23	0.08%	99,230	16	0.06%
CDAR's	128	-	-	12,070	2	0.07%
Certificates of deposit, under $100,000	74,704	58	0.31%	74,579	57	0.31%
Certificates of deposit, $100,000 or more	267,885	342	0.52%	219,423	178	0.33%
Total interest bearing deposits	1,187,862	689	0.24%	1,036,802	491	0.19%
Borrowed Funds:
Federal funds purchased	3	-	-	1	-	-
Repurchase agreements	8,157	8	0.40%	8,937	9	0.41%
Short term borrowings	1,648	2	0.49%	16,007	16	0.40%
Long term borrowings	-	-	-	1,231	-	-
TRUPS	34,428	320	3.77%	30,928	202	2.63%
Total borrowed funds	44,236	330	3.03%	57,104	227	1.60%
Total interest bearing liabilities	1,232,098	1,019	0.34%	1,093,906	718	0.26%
Demand deposits - non-interest bearing	495,656			435,563
Other liabilities	26,817			14,399
Shareholders' equity	208,474			192,974
Total liabilities and shareholders’ equity	$1,963,045			$1,736,842

Interest income/interest earning assets			4.13%			4.14%
Interest expense/interest earning assets			0.23%			0.18%
Net interest income and margin(5)		$16,883	3.90%		$15,315	3.96%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Loans are gross the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $13 thousand and $(55) thousand for the quarters ended March 31, 2016 and 2015.
(4)	Non-accrual loans are slotted by loan type and have been included in total loans for purposes of total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances	Quarter ended March 31,
(dollars in thousands, unaudited)	2017 over 2016
	Increase(decrease) due to
	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$52	$34	$86
Taxable	82	(221)	(139)
Non-taxable(1)	100	(25)	75
Equity	9	(40)	(31)
Total Investments	243	(252)	(9)
Loans and Leases:
Real Estate	1,936	(117)	1,819
Agricultural	19	35	54
Commercial	137	118	255
Consumer	(73)	18	(55)
Mortgage Warehouse Lines	(258)	56	(202)
Direct Financing Leases	(3)	-	(3)
Other	15	(5)	10
Total Loans and Leases	1,773	105	1,878
Total Interest Earning Assets	$2,016	$(147)	$1,869
Liabilities
Interest Bearing Deposits:
Demand Deposits	$6	$-	$6
NOW	18	(5)	13
Savings Accounts	7	2	9
Money Market	3	4	7
CDAR's	(2)	-	(2)
Certificates of Deposit, under $100,000	-	1	1
Certificates of Deposit, $100,000 or more	39	125	164
Total Interest Bearing Deposits	71	127	198
Borrowed Funds:
Repurchase Agreements	(1)	-	(1)
Short Term Borrowings	(14)	-	(14)
TRUPS	23	95	118
Total Borrowed Funds	8	95	103
Total Interest Bearing Liabilities	$79	$222	$301
Net Interest Income	$1,937	$(369)	$1,568

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the first quarter of 2017 relative to the first quarter of 2016 was a favorable $1.937 million, due to an increase of $205 million, or 13%, in the average balance of interest-earning assets resulting from growth in loans and investments, including the impact of the Coast acquisition. The rate variance for the first quarter comparison was an unfavorable $369,000. Our yield on investments dropped by 23 basis points for the comparative quarters, due to the reinvestment of cash flows in a historically low interest rate environment and a disproportionate increase in lower-yielding balances maintained at the Federal Reserve Bank. Our weighted average yield on loans was up 10 basis points, however, in response to the impact of higher short-term interest rates on our variable-rate loans, discount accretion on loans from the Coast acquisition, and an increase in non-recurring interest income. Nonrecurring interest income, primarily in the form of interest recovered on non-accrual loans net of interest reversed on loans placed on non-accrual status, totaled $136,000 in the first quarter of 2017 relative to $42,000 in the first quarter of 2016. Our weighted average cost of interest-bearing liabilities increased by eight basis points primarily because of higher interest rates paid on trust-preferred securities (“TRUPS”), short-term borrowings and large time deposits. The unfavorable rate variance includes the allocation of an unfavorable variance of $59,000 attributable to both rate and volume changes, as per the calculations noted above.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 3.90% in the first quarter of 2017, down six basis points relative to the first quarter of 2016 primarily as the result of lower investment yields and higher borrowing costs.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. A loan loss provision has not been necessary thus far in 2017, nor was a provision recorded in 2016. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. The Company recorded $113,000 in net loan balances charged off in the first quarter of 2017 relative to $393,000 in net loans charged off in the first quarter of 2016.

Even without a loan loss provision in recent periods we have been able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. A loan loss provision has not been recorded due to the following factors: all of our acquired loans were booked at their fair values on the acquisition date, and thus did not initially require a loan loss allowance; loan charge-offs have primarily been recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; organic growth in our performing loan portfolio has been concentrated in loan types with low historical loss rates, thus having a positive impact on general reserves for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month periods ended March 31, 2017 and 2016:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the quarter ended March 31,
	2017	% of Total	2016	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$2,571	50.09%	$2,371	55.22%
Other service charges, commissions & fees	2,062	40.17%	1,810	42.15%
Gain (loss) on sale of securities	8	0.15%	(24)	-0.56%
Bank owned life insurance	453	8.83%	210	4.89%
Other	39	0.76%	(73)	-1.70%
Total non-interest income	$5,133	100.00%	$4,294	100.00%
As a % of average interest-earning assets (1)		1.16%		1.08%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$7,885	50.22%	$6,865	50.93%
Occupancy costs
Furniture & equipment	685	4.36%	566	4.20%
Premises	1,635	10.41%	1,184	8.78%
Advertising and marketing costs	518	3.30%	489	3.63%
Data processing costs	938	5.97%	766	5.68%
Deposit services costs	933	5.94%	861	6.39%
Loan services costs
Loan processing	250	1.59%	167	1.24%
Foreclosed assets	141	0.90%	132	0.98%
Other operating costs
Telephone & data communications	422	2.69%	383	2.84%
Postage & mail	258	1.64%	227	1.68%
Other	250	1.60%	156	1.16%
Professional services costs
Legal & accounting	423	2.69%	425	3.15%
Other professional services	878	5.60%	594	4.41%
Stationery & supply costs	328	2.09%	419	3.11%
Sundry & tellers	157	1.00%	245	1.82%
Total other operating expense	$15,701	100.00%	$13,479	100.00%
As a % of average interest-earning assets (1)		3.54%		3.40%
Efficiency Ratio (2)	69.21%		66.93%

(1) Annualized

(2) Tax equivalent

Total non-interest income increased by $839,000, or 20%, for the first quarter of 2017 over the first quarter of 2016. As detailed below, the increase in non-interest income includes higher service charges on deposits, an increase in bank-owned life insurance (BOLI) income, additional non-deposit service charges and fees, and higher dividends on restricted stock. Total non-interest income was an annualized 1.16% of average interest-earning assets in the first quarter of 2017 relative to 1.08% in the first quarter of 2016.

Service charge income on deposits increased by $200,000, or 8%, for the first quarter comparison due primarily to fees earned from accounts added over the past year, including those in the Coast acquisition, but the increase also includes higher revenue-generating activity on certain commercial accounts. Other service charges, commissions, and fees increased by $252,000, or 14%, for the first quarter, including higher levels of debit card interchange fees and an increase in fees related to commercial customer activities. Gains realized on the sale of investment securities totaled $8,000 in the first quarter of 2017 relative to a loss of $24,000 in the first quarter of 2016, for an absolute increase of $32,000.

BOLI income is derived from two types of policies owned by the Company: “separate account” life insurance policies associated with deferred compensation plans, and “general account” life insurance. BOLI income increased by $243,000, or 116%, in the first quarter of 2017 over the first quarter of 2016 due primarily to higher income on separate account BOLI. At March 31, 2017, the Company’s books reflect a $38.6 million net cash surrender value for general account BOLI. General account BOLI generates income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and the income has typically been fairly consistent, but rate reductions and an increase in the cost of insurance for certain policies have led to an overall downward trend in income over the past few years. The Company also had $5.8 million invested in separate account BOLI at March 31, 2017, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers. Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a gain on separate account BOLI totaling $205,000 in the first quarter of 2017 relative to a loss of $24,000 in the first quarter of 2016, for an absolute difference of $229,000. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their net impact on taxable income tends to be minimal.

The “Other” category under non-interest income reflects a favorable swing of $112,000 for the quarter. This line item includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock, and other miscellaneous income. Amortization expense associated with our investments in low-income housing tax credit funds and other limited partnership investments are netted against this category. The favorable variance in “Other” non-interest income is primarily the result of higher dividends on restricted stock in the first quarter of 2017, including dividends on our equity investment in the Federal Home Loan Bank.

Total non-interest expense increased by $2.222 million, or 16%, in the first quarter of 2017 relative to the first quarter of 2016. As detailed below there were several significant fluctuations within non-interest expense, including items of a non-recurring nature. Because of the increase in total non-interest expense, it rose to an annualized 3.54% of average interest-earning assets in the first quarter of 2017 from 3.40% in the first quarter of 2016.

The largest component of non-interest expense, salaries and employee benefits, increased by $1.020 million, or 15%, for the first quarter of 2017 over the first quarter of 2016. Salaries and benefits for the first quarter of 2017 include expenses for former Coast employees retained subsequent to the acquisition in July of 2016, as well as staffing costs for our Sanger branch which opened in May of 2016 and our newest Bakersfield branch that commenced operations in March 2017. The quarterly increase also reflects salary adjustments in the normal course of business, higher staffing levels as vacant positions were filled, and an $89,000 increase in equity incentive compensation costs due primarily to a higher stock option grant date fair value, and thus a greater level of expense, for stock options that were granted in February 2017. Those increases were partially offset by a higher level of deferred salaries directly related to successful loan originations, which are an offset to current period expense and which increased by $236,000 in the first quarter. Total salaries and benefits dropped slightly as a percentage of total non-interest expense for the comparative quarters.

Occupancy expense was up $570,000, or 33%, for the quarter due to occupancy costs associated with the former Coast National Bank branches and our Sanger branch, higher rent and depreciation expense in other locations, and roughly $100,000 in non-recurring expenses associated with opening our newest Bakersfield branch in the first quarter of 2017.

Marketing costs were up by $29,000, or 6%, for the first quarter of 2017 due primarily to marketing efforts targeting our expanded geography. Data processing costs increased by $172,000, or 22%, for the first quarter, largely due to ongoing expenses related to the Coast acquisition and our new branches but including costs associated with an online lending platform that was implemented at the beginning of 2017. Total deposit services costs increased by $72,000, or 8%, for the quarterly comparison due primarily to amortization expense on the core deposit intangible created via the Coast acquisition.

Loan processing costs increased by $83,000, or 50%, for the comparative quarters as the result of certain non-recurring adjustments. Net costs associated with foreclosed assets increased by only $9,000 in the first quarter of 2017 relative to the first quarter of 2016.

Telecommunications expense increased by $39,000, or 10%, in the first quarter of 2017 relative to the first quarter of 2016 due to the Coast acquisition and branch expansion. Postage costs also increased by $31,000, or 14%, due primarily to growth in our customer base. The “Other” category under other operating costs increased by $94,000, or 60%, for the first quarter, due to higher training and education costs and an increase in corporate travel expenses.

Under professional services costs, legal and accounting expenses were at roughly the same level in the first quarters of 2017 and 2016. The cost of other professional services increased by $284,000, or 48%, however, primarily for the following reasons: directors’ deferred compensation expense rose by $198,000 for the first quarter in conjunction with the aforementioned increase in separate account BOLI income; equity incentive compensation costs for stock options issued to our directors was $177,000 higher, due to three additional directors as well as a higher stock option grant date fair value for stock options issued in February 2017; director retirement plan expense accruals were higher due to a non-recurring expense reversal of $173,000 in director retirement plan accruals in the first quarter of 2016, subsequent to the death of a former director; and, directors fees increased due to the expansion of our Board in September 2016. The increases within other professional services costs were partially offset by a $219,000 reduction in non-recurring acquisition costs, and an $87,000 drop in FDIC assessments.

Stationery and supply costs were reduced by $91,000, or 22%, for the first quarter of 2017, due to prior-year costs associated with the issuance of new debit cards incorporating EMV technology. Sundry and teller losses were also reduced by $88,000, or 36%, due to lower operations-related losses within our branch system.

Because of the increase in total overhead expense, the Company’s tax-equivalent overhead efficiency ratio increased to 69.21% in the first quarter of 2017 from 66.93% in the first quarter of 2016. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

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

The Company’s provision for income taxes was 28% of pre-tax income in the first quarter of 2017 relative to 34% in the first quarter of 2016. While a higher level of non-taxable BOLI income had an impact, the lower tax accrual rate for the first quarter of 2017 is primarily the result of our adoption of ASU 2016-09 effective January 1, 2017, and the subsequent change in accounting methodology associated with the disqualifying disposition of Company shares issued pursuant to the exercise of incentive stock options (ISOs). A disqualifying disposition is an employee’s sale, transfer, or exchange of ISO shares within two years of the date of grant or within one year of the option exercise leading to the issuance of such shares. Prior to January 1, 2017, the favorable tax impact of disqualifying dispositions was recorded directly to equity, whereas it now runs through the income statement as an adjustment to our income tax provision. There were a relatively large number of ISO exercises in the first quarter of 2017, and without consideration of disqualifying transactions our tax accrual rate would have been approximately 32% for the quarter. The adoption of ASU 2016-09 will lead to volatility in our tax provision in future periods as the level of disqualifying dispositions fluctuates from quarter to quarter.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $590 million, or 29% of total assets at March 31, 2017, compared to $571 million, or 28% of total assets at December 31, 2016.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances at other banks declined to $38 million at March 31, 2017 from $41 million at December 31, 2016. The Company’s investment portfolio had a book balance of $551 million at March 31, 2017, reflecting an increase of $21 million, or 4%, for the first three months of 2017 due to the longer-term investment of some of the liquidity created by loan runoff. The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for bonds in our investment portfolio was 4.1 years and their average effective duration was 3.1 years at March 31, 2017, up from 3.9 years and 2.6 years, respectively, relative to year-end 2016 due to the addition of longer-term bonds.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	March 31, 2017		December 31, 2016

	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
U.S Government agencies & corporations	$25,601	$25,220	$26,926	$26,468
Mortgage-backed securities	409,681	406,817	391,555	387,876
State & political subdivisions	117,109	117,574	114,140	114,193
Equity securities	500	1,645	500	1,546
Total securities	$552,891	$551,256	$533,121	$530,083

The net unrealized loss on our investment portfolio, or the difference between the fair market value and amortized cost, was $1.6 million at March 31, 2017, down from $3.0 million at December 31, 2016 due primarily to a slight drop in long-term interest rates. The balance of US Government agency securities declined by $1 million, or 5%, during the first three months of 2017 due primarily to bond maturities. Mortgage-backed securities increased by $19 million, or 5%, due to bond purchases and higher market valuations, net of prepayments in the portfolio. Municipal bond balances were also up by over $3 million, or 3%, due to bond purchases and increases in market valuations. All municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio are evaluated quarterly for potential impairment. The balance of other securities increased by $99,000, or 6%, due to a higher market value for our marketable equity securities.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $194 million at both March 31, 2017 and December 31, 2016, leaving $356 million in unpledged debt securities at March 31, 2017 and $335 million at December 31, 2016. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $49 million at March 31, 2017 and $51 million at December 31, 2016.

Loan AND LEASE Portfolio

Despite strong organic growth in real estate loans and agricultural production loans during the first quarter of 2017, total loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, declined to $1.236 billion at March 31, 2017 from $1.263 billion at December 31, 2016. This represents a drop of $27 million, or 2%, due to lower utilization on mortgage warehouse lines. A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs. While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	March 31, 2017	December 31, 2016
Real Estate:
1-4 family residential construction	$33,756	$32,417
Other construction/land	43,060	40,650
1-4 family - closed-end	143,651	137,143
Equity lines	41,074	43,443
Multi-family residential	32,079	31,631
Commercial real estate- owner occupied	256,578	253,535
Commercial real estate- non-owner occupied	262,409	244,198
Farmland	145,375	134,480
Total real estate	957,982	917,497
Agricultural	49,607	46,229
Commercial and industrial	120,108	123,595
Mortgage warehouse lines	96,974	163,045
Consumer loans	11,226	12,165
Total loans and leases	$1,235,897	$1,262,531
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	2.73%	2.57%
Other construction/land	3.48%	3.22%
1-4 family - closed-end	11.62%	10.86%
Equity lines	3.32%	3.44%
Multi-family residential	2.60%	2.51%
Commercial real estate- owner occupied	20.76%	20.08%
Commercial real estate- non-owner occupied	21.23%	19.34%
Farmland	11.76%	10.65%
Total real estate	77.50%	72.67%
Agricultural	4.01%	3.66%
Commercial and industrial	9.72%	9.79%
Mortgage warehouse lines	7.86%	12.92%
Consumer loans	0.91%	0.96%
Total loans and leases	100.00%	100.00%

For the first three months of 2017, total real estate loans increased by $40 million, or 4%, due to growth in loans secured by commercial real estate, farmland, and residential properties. Agricultural production loans were also up by over $3 million, or 7%. As noted, outstanding balances on mortgage warehouse lines were down $66 million, or 41%, due to a market-driven drop in utilization on those lines, to 26% at March 31, 2017 from 48% at December 31, 2016. Commercial loan balances reflect a net decline of $3 million, or 3%, due to paydowns in the portfolio, although we are hopeful that our recent implementation of an online lending platform will have a positive impact on commercial loan volume going forward. Consumer loans declined by close to $1 million, or 8%, but this segment of the portfolio could also eventually be favorably affected by our new online lending solution. The Company’s balance of loan participations purchased was down slightly for the quarter, to $39 million at March 31, 2017 from $41 million at December 31, 2016, although we continue to actively seek quality loan participations to supplement organic growth.

Management remains focused on loan growth, which combined with stronger economic activity in some of our markets has led to increases in our pipeline of loans in process of approval in recent periods. However, mortgage warehouse lending is highly correlated with changes in interest rates and refinancing activity and has historically been subject to significant fluctuations, thus no assurance can be provided with regard to future growth in aggregate loan balances.

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

Nonperforming Assets and Performing Troubled Debt Restructurings
(dollars in thousands, unaudited)	March 31, 2017	December 31, 2016	March 31, 2016
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$-	$-
Other construction/land	148	558	294
1-4 family - closed-end	932	963	590
Equity lines	1,754	1,926	1,614
Multi-family residential	-	-	1,035
Commercial real estate- owner occupied	1,462	1,572	2,384
Commercial real estate- non-owner occupied	-	67	244
Farmland	38	39	101
TOTAL REAL ESTATE	4,334	5,125	6,262
Agricultural	22	89	64
Commercial and industrial	1,135	692	612
Direct finance leases	-	-	-
Consumer loans	434	459	555
TOTAL NONPERFORMING LOANS	5,925	6,365	7,493

Foreclosed assets	2,168	2,225	3,115
Total nonperforming assets	$8,093	$8,590	$10,608
Performing TDR's (1)	$13,814	$14,182	$13,455
Nonperforming loans as a % of total gross loans and leases	0.48%	0.50%	0.68%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.65%	0.68%	0.97%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $497,000, or 6%, during the first three months of 2017. Nonperforming loans decreased by $440,000, or 7%, while foreclosed assets were down $57,000, or 3%. The balance of nonperforming loans at March 31, 2017 includes $3.4 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such. As shown in the table, we also had $13.8 million in loans classified as performing TDRs for which we were still accruing interest as of March 31, 2017, a reduction of $368,000, or 3%, relative to December 31, 2016.

Non-accruing loan balances secured by real estate comprised $4.3 million of total nonperforming loans at March 31, 2017, down $791,000, or 15%, since December 31, 2016 due primarily to principal pay-downs and balances returned to accrual status.

As noted above, foreclosed assets were reduced by $57,000, or 3%, during the first three months of 2017 due to the sale of certain properties and $98,000 in write-downs on OREO, partially offset by additions totaling $94,000. The balance of foreclosed assets had a carrying value of slightly less than $2.2 million at March 31, 2017, and was comprised of 12 properties classified as OREO and two mobile homes. At the end of 2016 foreclosed assets totaled just over $2.2 million, consisting of 11 properties classified as OREO and two mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.65% of gross loans and leases plus foreclosed assets at March 31, 2017, down from 0.68% at December 31, 2016 and 0.97% at March 31, 2016. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was $9.6 million, or 0.78% of gross loans at March 31, 2017, relative to $9.7 million, or 0.77% of gross loans at December 31, 2016. The decline in the dollar amount of the allowance in the first three months of 2017 was due to the fact that the majority of loan charge-offs during the period were charged against specific loss reserves established in previous periods and therefore did not lead to the need for reserve replenishment. Moreover, our need for loss reserves has been favorably impacted in recent periods by loan growth in portfolio segments with relatively low historical loss rates, by continued credit quality improvement in the performing loan portfolio in general as loans booked or renewed during or since the great recession have been underwritten using tighter credit criteria, and by acquired loans that were booked at their fair values and thus initially did not necessarily require loss reserves. The ratio of the allowance to nonperforming loans was 161.83% at March 31, 2017, relative to 152.41% at December 31, 2016 and 133.86% at March 31, 2016. A separate allowance of $344,000 for potential losses inherent in unused commitments is included in other liabilities at March 31, 2017.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Quarter	For the Year	For the Quarter
	Ended March 31,	Ended December 31,	Ended March 31,
	2017	2016	2016
Balances:
Average gross loans and leases outstanding during period (1)	$1,200,218	$1,153,240	$1,062,516
Gross loans and leases outstanding at end of period	$1,235,897	$1,262,531	$1,093,870

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,701	$10,423	$10,423
Provision charged to expense	-	-	-
Charge-offs
Real Estate
1-4 family residential construction	-	-	-
Other construction/land	-	144	-
1-4 family - closed-end	7	97	97
Equity lines	-	94	80
Multi-family residential	-	50	-
Commercial real estate- owner occupied	80	108	22
Commercial real estate- non-owner occupied	-	469	9
Farmland	-	-	-
TOTAL REAL ESTATE	87	962	208
Agricultural	-	-	-
Commercial & industrial	29	344	109
Mortgage warehouse lines	-	-	-
Consumer	515	1,905	491
Total	631	3,211	808
Recoveries
Real Estate
1-4 family residential construction	-	-	-
Other construction/land	5	467	-
1-4 family - closed-end	3	15	1
Equity lines	2	17	3
Multi-family residential	-	-	-
Commercial real estate- owner occupied	-	35	34
Commercial real estate- non-owner occupied	94	449	23
Farmland	-	-	-
TOTAL REAL ESTATE	104	983	61
Agricultural	2	14	2
Commercial and industrial	161	477	120
Mortgage warehouse lines	-	-	-
Consumer	251	1,015	232
Total	518	2,489	415
Net loan charge offs (recoveries)	113	722	393
Balance at end of period	$9,588	$9,701	$10,030

RATIOS
Net charge-offs to average loans and leases (annualized)	0.04%	0.06%	0.15%
Allowance for loan losses to Gross loans and leases at end of period	0.78%	0.77%	0.92%
Allowance for loan losses to Non-performing loans	161.83%	152.41%	133.86%
Net loan charge-offs to allowance for loan losses at end of period	1.18%	7.44%	3.92%
Net loan charge-offs to Provision for loan losses	-	-	-

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table above, the Company did not record a provision for loan and lease losses in the first three months of 2017, nor was a provision recorded during 2016. There were $113,000 in net loan balances charged off during the first quarter of 2017 relative to $393,000 in net loans charged off in the first quarter of 2016, representing a decline of $280,000. Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end. Our allowance for probable losses on specifically identified impaired loans was increased by $125,000, or 9%, during the three months ended March 31, 2017, due to reserves required for certain loans that were downgraded to non-performing status during that period net of the charge-off of losses against the allowance. The allowance for probable losses inherent in non-impaired loans was reduced by $238,000, or 3%, during the first three months of 2017, primarily from the impact of loan runoff on required reserves. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at March 31, 2017 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $578 million at March 31, 2017 and $464 million at December 31, 2016, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 47% of gross loans outstanding at March 31, 2017 and 37% at December 31, 2016, with the increase due primarily to lower utilization on mortgage warehouse lines and an increase in commercial construction loan commitments. The Company also had undrawn letters of credit issued to customers totaling $8 million at March 31, 2017 and $9 million at December 31, 2016. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds. The Company’s balance of non-interest earning cash and due from banks was $54 million at March 31, 2017 and $79 million at December 31, 2016, with the drop due primarily to a lower level of cash items in process of collection. The average balance for the first three months of 2017 was $47 million, relative to an average balance of $42 million for the first three months of 2016. The increase in the average balance in 2017 is largely a function of cash required for the former Coast branches, and for our newer de novo branches.

Net premises and equipment changed only minimally during the first three months of 2017. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Company owned life insurance, with a balance of $44 million at March 31, 2017, is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill was $8 million at March 31, 2017, unchanged for the first quarter. Other intangible assets were down $107,000, or 4%, during the first three months, due to amortization on core deposit intangibles. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has concluded that no impairment exists as of March 31, 2017.

The aggregate balance of “Other assets” was $40.0 million at March 31, 2017, down $705,000, or 2%, for the first three months due in part to a lower deferred tax asset, lower accrued interest receivable and certain other reductions, partially offset by a $2.0 million increase in our capital commitment to a small business investment corporation. At March 31, 2017, the balance of other assets included as its largest components a net deferred tax asset of $9.0 million, an $8.5 million investment in restricted stock, a $6.6 million investment in low-income housing tax credit funds, accrued interest receivable totaling $6.0 million, and a $3.3 million investment in a small business investment corporation. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended March 31, 2017 and 2016 is included in the Average Balances and Rates table appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented as of the dates indicated in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	March 31, 2017	December 31, 2016
Non-interest bearing demand deposits	$504,247	$524,552
Interest bearing demand deposits	143,929	132,586
NOW	378,944	366,238
Savings	229,300	215,693
Money market	120,956	119,417
CDAR's, under $250,000	-	251
Time, under $250,000	152,544	152,561
Time, $250,000 or more	190,501	184,173
Total deposits	$1,720,421	$1,695,471

Percentage of Total Deposits
Non-interest bearing demand deposits	29.31%	30.94%
Interest bearing demand deposits	8.37%	7.82%
NOW	22.03%	21.60%
Savings	13.33%	12.72%
Money market	7.03%	7.04%
CDAR's, under $250,000	-	0.01%
Time, under $250,000	8.86%	9.01%
Time, $250,000 or more	11.07%	10.86%
Total	100.00%	100.00%

Total deposit balances reflect net organic growth of $25 million, or 1%, during the first three months of 2017. Core non-maturity deposits were up by $19 million, or 1%, but within non-maturity deposits there was a drop of $20 million, or 4%, in non-interest bearing transaction account balances, due in part to the migration of some of those accounts to the following deposit types: interest-bearing demand deposits, which were up $11 million, or 9%; NOW accounts, which increased by $13 million, or 3%; and savings deposits, which rose by $14 million, or 6%. Money market deposits also increased by close to $2 million, or 1%. Total time deposits were up by $6 million, or 2%, as growth in larger time deposits more than offset a slight decline in deposits under $250,000. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for core deposit retention and growth. Our deposit-targeted promotions are still favorably impacting growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although no assurance can be provided with regard to future core deposit increases.

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

Total non-deposit interest-bearing liabilities were reduced by $64 million, or 59%, in the first three months of 2017, due to a drop in FHLB borrowings enabled by the decline in total assets and increase in deposits. There were no overnight borrowings from the FHLB at March 31, 2017 as compared to $65 million at December 31, 2016, and there were no overnight fed funds purchased or advances from the FRB on our books at March 31, 2017 or December 31, 2016. Repurchase agreements totaled $9 million at March 31, 2017, an increase of $1 million relative to their balance at year-end 2016. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. The Company had junior subordinated debentures totaling $34 million at March 31, 2017 and December 31, 2016, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities increased by $982,000, or 4%, during the first three months of 2017, due primarily to a higher reserve for income taxes and an increase in our accrued liability for capital commitments to a small business investment corporation, partially offset by a seasonal reduction in expense accruals and lower balances in clearing accounts.

liquidity and market RisK MANAGEMENT

LIQUIDITY

Liquidity management refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by Management on a monthly basis, with various stress scenarios applied to assess our ability to meet liquidity needs under unusual or adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored and we are focused on maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $365 million at March 31, 2017. An additional $127 million in credit is available from the FHLB if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $79 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at March 31, 2017. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2017, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $405 million of the Company’s investment balances, compared to $386 million at December 31, 2016. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $97 million at March 31, 2017. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 62% and 22%, respectively, at March 31, 2017, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at March 31, 2017. Favorable trends in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, shareholder dividends, and stock repurchases. Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 which was filed with the SEC.

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

We use eight standard interest rate scenarios in conducting our rolling 12-month net interest income simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31, 2017 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$19,370	-$13,208	-$6,157	+$1,748	+$3,305	+$4,746	+$5,854
% Change	-26.09%	-17.79%	-8.29%	+2.35%	+4.45%	+6.39%	+7.89%

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

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $6.157 million lower than in a stable interest rate scenario, for a negative variance of 8.29%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view material interest rate reductions as unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.748 million, or 2.35%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The Company had roughly $34 million in variable rate loans for which interest rate floors were effective as of March 31, 2017, which very slightly lowers the increase in net interest income we would otherwise realize in rising rate scenarios while variable rates are increasing to floored levels. The weighted average differential between fully-indexed rates and rate floors on those loans was approximately 55 basis points at March 31, 2017.

In addition to the net interest income simulations shown above, we run stress scenarios modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower with no balance sheet growth, the rate-driven variances projected for net interest income in a static growth environment are similar to the changes noted above for our standard projections. When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard rate projections. However, the benefit we would otherwise experience in rising rate scenarios is diminished, and net interest income remains relatively flat or declines slightly.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of March 31, 2017, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	-$72,914	-$97,587	-$121,357	+$43,459	+$77,421	+$103,641	+$123,472
% Change	-17.39%	-23.28%	-28.95%	+10.37%	+18.47%	+24.72%	+29.45%

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

CAPITAL RESOURCES

The Company had total shareholders’ equity of $210.4 million at March 31, 2017, comprised of $73.5 million in common stock, $3.1 million in additional paid-in capital, $134.8 million in retained earnings, and an accumulated other comprehensive loss of $948,000. At the end of 2016, total shareholders’ equity was $205.9 million. The increase of $4.5 million, or 2%, in shareholders’ equity during the first three months of 2017 is from capital added via net earnings and stock option exercises combined with an $812,000 reduction in our accumulated other comprehensive loss, partially offset by $1.9 million in cash dividends paid.

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

Regulatory Capital Ratios
	March 31,	December 31,	Minimum Requirement
	2017	2016	to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.64%	14.09%	6.50%
Tier 1 Capital to Risk-weighted Assets	17.14%	16.53%	8.00%
Total Capital to Risk-weighted Assets	17.86%	17.25%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	12.10%	11.92%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	16.94%	16.26%	6.50%
Tier 1 Capital to Risk-weighted Assets	16.94%	16.26%	8.00%
Total Capital to Risk-weighted Assets	17.67%	16.97%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.96%	11.73%	5.00%

Regulatory capital ratios increased in the first three months of 2017 due primarily to the drop in risk-weighted assets resulting from loan runoff, but also as a result of the increase in capital. Our capital ratios remain very strong relative to the median for peer financial institutions, and at March 31, 2017 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

In September of 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans. The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be suspended at any time at Management’s discretion. The Company did not repurchase any shares in the first quarter of 2017, and there were 478,954 authorized shares remaining available for repurchase at March 31, 2017. As of the date of this report, Management has no immediate plans to resume stock repurchase activity.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

Item 5: Other Information

Not applicable

Item 6: Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
2.2	Agreement and Plan of Reorganization and Merger, dated as of January 4, 2016 by and between Sierra Bancorp and Coast Bancorp (2)
2.3	Agreement and Plan of Reorganization and Merger, dated as of April 24, 2017 by and between Sierra Bancorp and OCB Bancorp (3)
3.1	Restated Articles of Incorporation of Sierra Bancorp (4)
3.2	Amended and Restated By-laws of the Company (5)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (7)
10.2	Salary Continuation Agreement for James C. Holly (7)
10.3	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (8)
10.4	Split Dollar Agreement for Kenneth R. Taylor (9)
10.5	Split Dollar Agreement and Amendment thereto for James C. Holly (9)
10.6	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (9)
10.7	Director Retirement Agreement and Split dollar Agreement for Robert Fields (9)
10.8	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (9)
10.9	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (9)
10.10	Director Retirement Agreement and Split dollar Agreement for Albert Berra (9)
10.11	401 Plus Non-Qualified Deferred Compensation Plan (9)
10.12	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (10)
10.13	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (10)
10.14	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (11)
10.15	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (11)
10.16	2007 Stock Incentive Plan (12)
10.17	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (13)
10.18	Salary Continuation Agreement for Kevin J. McPhaill (13)
10.19	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (13)
10.20	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (14)
10.21	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (15)
10.22	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (16)
10.23	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (16)
10.24	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (16)
10.25	2017 Stock Incentive Plan (17)
11	Statement of Computation of Per Share Earnings (18)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 5, 2016 and incorporated herein by reference.
(3)	Filed as Exhibit 2.1 to the Form 8-K filed with the SEC on April 25, 2017 and incorporated herein by reference.
(4)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(6)	Filed as Exhibit 10.1 to the Registration Statement of Sierra Bancorp on Form S-4 filed with the SEC (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(7)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(9)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(10)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(11)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(12)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(13)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(14)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(15)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(16)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(18)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 8, 2017	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 8, 2017	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

