Form 10-Q
period 2017-06-30
SIERRA BANCORP
filed 2017-08-07
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 13,838,149 shares outstanding as of August 1, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$64,445	$79,087
Interest-bearing deposits in banks	12,730	41,355
Total cash & cash equivalents	77,175	120,442
Securities available-for-sale	579,581	530,083
Loans and leases:
Gross loans and leases	1,299,239	1,262,531
Allowance for loan and lease losses	(9,230)	(9,701)
Deferred loan and lease fees, net	2,768	2,924
Net loans and leases	1,292,777	1,255,754
Foreclosed assets	2,141	2,225
Premises and equipment, net	28,438	28,893
Goodwill	8,268	8,268
Other intangible assets, net	2,589	2,803
Company owned life insurance	44,815	43,706
Other assets	42,196	40,699
	$2,077,980	$2,032,873

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$557,617	$524,552
Interest-bearing	1,234,240	1,170,919
Total deposits	1,791,857	1,695,471
Repurchase agreements	11,296	8,094
Short-term borrowings	-	65,000
Subordinated debentures, net	34,499	34,410
Other liabilities	24,205	24,020
Total Liabilities	1,861,857	1,826,995

Commitments and contingent liabilities (Note 8)

Shareholders’ equity
Common stock, no par value; 24,000,000 shares authorized; 13,832,549 and 13,776,589 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	73,553	72,626
Additional paid-in capital	2,954	2,832
Retained earnings	138,066	132,180
Accumulated other comprehensive income (loss)	1,550	(1,760)
Total shareholders’ equity	216,123	205,878
	$2,077,980	$2,032,873

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans and leases, including fees	$15,837	$13,147	$30,806	$26,240
Taxable securities	2,141	2,052	4,149	4,199
Tax-exempt securities	932	730	1,737	1,460
Dividend income on securities	6	-	11	36
Federal funds sold and other	139	5	255	32
Total interest income	19,055	15,934	36,958	31,967
Interest expense
Deposits	868	508	1,557	999
Short-term borrowings	10	31	21	56
Subordinated debentures	337	200	657	402
Total interest expense	1,215	739	2,235	1,457
Net interest income	17,840	15,195	34,723	30,510
Provision for loan losses	300	-	300	-
Net interest income after provision for loan losses	17,540	15,195	34,423	30,510
Non-interest income
Service charges on deposits	2,776	2,478	5,348	4,848
Net gains on sale of securities available-for-sale	58	146	66	122
Other income	2,530	1,950	5,084	3,898
Total non-interest income	5,364	4,574	10,498	8,868
Other operating expense
Salaries and employee benefits	7,253	6,624	15,138	13,490
Occupancy and equipment	2,235	1,866	4,555	3,617
Other	5,603	5,225	11,099	10,087
Total non-interest expenses	15,091	13,715	30,792	27,194
Income before taxes	7,813	6,054	14,129	12,184
Provision for income taxes	2,611	1,968	4,375	4,062
Net income	$5,202	$4,086	$9,754	$8,122

PER SHARE DATA
Book value	$15.62	$14.93	$15.62	$14.93
Cash dividends	$0.14	$0.12	$0.28	$0.24
Earnings per share basic	$0.38	$0.31	$0.71	$0.61
Earnings per share diluted	$0.37	$0.31	$0.70	$0.61
Average shares outstanding, basic	13,831,345	13,280,433	13,816,576	13,272,903
Average shares outstanding, diluted	14,010,328	13,393,448	14,009,485	13,388,664

Total shareholder equity (in thousands)	$216,123	$198,315	$216,123	$198,315
Shares outstanding	13,832,549	13,285,568	13,832,549	13,285,568
Dividends paid (in thousands)	$1,936	$1,593	$3,867	$3,185

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net Income	$5,202	$4,086	$9,754	$8,122
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	4,368	2,486	5,778	4,487
Less: reclassification adjustment for gains included in net income(1)	(58)	(146)	(66)	(122)
Other comprehensive income, before tax	4,310	2,340	5,712	4,365
Income tax expense related to items of other comprehensive income, net of tax	(1,812)	(984)	(2,402)	(1,814)
Other comprehensive income gain	2,498	1,356	3,310	2,551

Comprehensive Income	$7,700	$5,442	$13,064	$10,673

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2017 and 2016 was $24 thousand and $61 thousand respectively. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2017 and 2016 was $28 thousand and $51 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$9,754	$8,122
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(66)	(122)
Loss on disposal of fixed assets	2	2
(Gain) loss on sale on foreclosed assets	(12)	1
Writedowns on foreclosed assets	75	262
Share-based compensation expense	441	169
Provision for loan losses	300	-
Depreciation and amortization	1,462	1,209
Net amortization on securities premiums and discounts	3,433	3,312
(Accretion) amortization of discounts/premiums for loans acquired and deferred loan fees/costs	(80)	164
(Increase) decrease in cash surrender value of life insurance policies	(1,109)	311
Amortization of core deposit intangible	213	78
Increase in interest receivable and other assets	(3,907)	(11)
Decrease (increase) in other liabilities	185	(3,959)
Deferred income tax provision	133	310
Net cash provided by operating activities	10,824	9,848

Cash flows from investing activities:
Maturities of securities available for sale	-	30
Proceeds from sales/calls of securities available for sale	17,625	5,365
Purchases of securities available for sale	(114,633)	(70,675)
Principal pay downs on securities available for sale	49,856	45,536
Purchases of FHLB stock	(235)	(399)
Net increase in loans receivable, net	(37,321)	(24,129)
Purchases of premises and equipment, net	(920)	(1,901)
Proceeds from sale premises and equipment	-	231
Proceeds from sales of foreclosed assets	99	729
Net cash used in investing activities	(85,529)	(45,213)

Cash flows from financing activities:
Increase in deposits	96,386	21,446
(Decrease) increase in borrowed funds	(65,000)	16,400
Increase in fed funds purchased	-	4,100
Increase in repurchase agreements	3,202	789
Cash dividends paid	(3,867)	(3,185)
Stock options exercised	717	233
Net cash provided by financing activities	31,438	39,783

(Decrease) increase in cash and due from banks	(43,267)	4,418

Cash and cash equivalents
Beginning of period	120,442	48,623
End of period	$77,175	$53,041

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of June 30, 2017, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which exist solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a full range of retail and commercial banking services in California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes three whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, and Coast National Bank in July of 2016. The Bank now operates 34 full-service branches, a loan production office, and an online branch, and maintains ATMs at all branch locations and seven non-branch locations. Our most recent branching activity occurred in the first quarter of 2017, with a de novo branch opened on California Avenue in Bakersfield and our Paso Robles branch relocated to a superior site in reasonably close proximity to the previous location. The Company plans to expand even further in the fourth quarter of 2017 with the acquisition of OCB Bancorp, the holding company for Ojai Community Bank, and the purchase of the Woodlake branch of Citizens Business Bank (see Note 13 to the financial statements, Recent Developments, for more details on the proposed acquisitions). We have also received regulatory approvals for a de novo branch in Pismo Beach, California, although the timing for that branch opening remains uncertain, and have plans to relocate our Fresno Herndon branch to a nearby location with easier access and better visibility. In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit. We were close to $2.1 billion in total assets as of June 30, 2017, and for the past several years have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled almost $1.8 billion at June 30, 2017, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

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

In January 2016 the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance primarily affects the accounting for equity securities with readily determinable fair values, by requiring that the changes in fair value for such securities will be reflected in earnings rather than in other comprehensive income. The accounting for other financial instruments such as loans, debt securities, and financial liabilities is largely unchanged. ASU 2016-01 also changes the presentation and disclosure requirements for financial instruments, including a requirement that public business entities use exit pricing when estimating fair values for financial instruments measured at amortized cost for disclosure purposes. ASU 2016-01 is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Based on Management’s evaluation of the provisions of ASU 2016-01, we have determined that the difference between the amortized cost and fair market value of our equity securities, which constitutes a $993,000 gain at June 30, 2017, would be credited to retained earnings, net of tax as a one-time cumulative-effect adjustment upon our adoption of this ASU on January 1, 2018, with any subsequent changes in fair market value reflected in our income statement. There would likely be no other impact on our consolidated financial statements or disclosures. We are exploring the possibility of selling most of our equity securities during the current fiscal year, in which case there would be no impact on our consolidated financial statements upon adoption of ASU 2016-01.

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

In March 2016 the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. ASU 2016-09 became effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. The Company adopted ASU 2016-09 effective January 1, 2017. Prior guidance dictated that as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) were to be recorded in equity, and tax deficiencies (“shortfalls”) were to be recorded in equity to the extent of previous windfalls and then to the income statement. ASU 2016-09 reduced some of the administrative complexities by eliminating the need to track a windfall “pool,” but as we have already experienced, it also increases the volatility of income tax expense. ASU 2016-09 also removed the requirement to delay recognition of a windfall tax benefit until such time as it reduces current taxes payable. Under the new guidance, the benefit is recorded when it arises, subject to normal valuation allowance considerations. This change was applied by us on a modified retrospective basis, as required, with a cumulative-effect adjustment to opening retained earnings. Furthermore, all tax-related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. However, cash paid by an employer when directly withholding shares for tax withholding purposes is classified as a financing activity. Under the new guidance, entities were permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards. Forfeitures can be estimated in advance, as required previously, or recognized as they occur. Estimates are still required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur would have been adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. We did not elect to recognize forfeitures as they occur, and continue to estimate potential forfeitures in advance.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense. Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019. On the effective date, institutions will apply the new accounting standard as follows: for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis. The Company has commenced its transition efforts by establishing an implementation team, comprised of the Company’s executive officers and certain other members of our credit administration and finance departments and chaired by our Chief Credit Officer. The Company’s preliminary evaluation indicates that the provisions of ASU 2016-13 will impact our consolidated financial statements, in particular the level of our reserve for credit losses and shareholders’ equity. However, we continue to evaluate the potential extent of that impact.

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

In March 2017 the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium, by requiring the premium to be amortized to the earliest call date. Under current guidance, the premium on a callable debt security is generally amortized as an adjustment to yield over the contractual life of the instrument, and any unamortized premium is recorded as a loss in earnings upon the debtor’s exercise of a call provision. Under ASU 2017-08, because the premium will be amortized to the earliest call date, entities will no longer recognize a loss in earnings if a debt security is called prior to the contractual maturity date. The amendments do not require an accounting change for securities held at a discount; discounts will continue to be amortized as an adjustment to yield over the contractual life of the debt instrument. ASU 2017-08 is effective for public business entities, including the Company, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. To apply ASU 2017-08, entities must use a modified retrospective approach, with the cumulative-effect adjustment recognized to retained earnings at the beginning of the period of adoption. Entities are also required to provide disclosures about a change in accounting principle in the period of adoption. The Company has evaluated the potential impact of this guidance, and does not expect the adoption of ASU 2017-08 to have a material impact on our financial statements or operations.

In May 2017 the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This update was issued to provide clarity, reduce diversity in practice, and lower cost and complexity when applying the guidance in Topic 718. Under the updated guidance, an entity will be expected to account for the effects of an equity award modification unless all the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 continue to apply. ASU 2017-09 is effective for public business entities, including the Company, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period for public business entities for reporting periods for which financial statements have not yet been issued. Since the Company has not modified equity awards in the past and does not expect to do so in the future, we do not anticipate any impact on our financial statements or operations from the adoption of ASU 2017-09.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2017 and 2016, cash paid for interest due on interest-bearing liabilities was $2.273 million and $1.423 million, respectively. There was $5.647 million in cash paid for income taxes during the six months ended June 30, 2017, and $2.500 million for the six months ended June 30, 2016. Assets totaling $115,000 and $694,000 were acquired in settlement of loans for the six months ended June 30, 2017 and June 30, 2016, respectively. We received $99,000 in cash from the sale of foreclosed assets during the first six months of 2017 relative to $729,000 during the first six months of 2016, which represents sales proceeds less loans (if any) extended to finance such sales.

Note 5 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017 pursuant to the approval of the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 500,120 shares that were granted under the 2007 Plan were still outstanding as of June 30, 2017, and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan is 850,000 shares. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option granted is reflected in our income statement as employee compensation or directors’ expense by expensing its fair value as of the grant date in the case of immediately vested options, or by amortizing its grant date fair value over the vesting period for options with graded vesting. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting. A pre-tax charge of $18,000 was reflected in the Company’s income statement during the second quarter of 2017 and $12,000 was charged during the second quarter of 2016, as expense related to stock options. For the first half, the charges totaled $441,000 in 2017 and $169,000 in 2016.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 13,831,345 weighted average shares outstanding during the second quarter of 2017, and 13,280,433 during the second quarter of 2016. There were 13,816,576 weighted average shares outstanding during the first six months of 2017, and 13,272,903 during the first six months of 2016.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. For the second quarter of 2017, calculations under the treasury stock method resulted in the equivalent of 178,983 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 120,700 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the second quarter of 2016 the equivalent of 113,015 shares were added in calculating diluted earnings per share, while 162,700 anti-dilutive stock options were not factored into the computation. Likewise, for the first half of 2017 the equivalent of 192,909 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 120,700 stock options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 115,761 shares and non-inclusion of 212,700 anti-dilutive options in calculating diluted earnings per share for first half of 2016.

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

	June 30, 2017	December 31, 2016
Commitments to extend credit	$583,562	$463,923
Standby letters of credit	$8,432	$8,582

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

At June 30, 2017, the Company was also utilizing a letter of credit in the amount of $87 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

Note 9 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require all entities to disclose in their financial statement footnotes the estimated fair values of financial instruments for which it is practicable to estimate such. In addition to disclosure requirements, FASB’s standard on investments requires that our debt securities which are classified as available for sale and our equity securities that have readily determinable fair values be measured and reported at fair value in our statement of financial position. Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but we have not elected the fair value option for any of those financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at June 30, 2017 and December 31, 2016:

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	June 30, 2017
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$77,175	$77,175	$-	$-	$77,175
Investment securities available for sale	579,581	1,487	578,094	-	579,581
Loans and leases, net held for investment	1,292,777	-	1,304,509	-	1,304,509
Collateral dependent impaired loans	-	-	-	-	-
Cash surrender value of life insurance policies	44,815	-	44,815	-	44,815
Other investments	8,741	-	8,741	-	8,741
Accrued interest receivable	6,490	-	6,490	-	6,490

Financial liabilities:
Deposits:
Noninterest-bearing	$557,617	$557,617	$-	$-	$557,617
Interest-bearing	1,234,240	-	1,234,690	-	1,234,690
Fed funds purchased and repurchase agreements	11,296	-	11,296	-	11,296
Short-term borrowings	-	-	-	-	-
Subordinated debentures	34,499	-	23,995	-	23,995
Accrued interest payable	150	-	150	-	150

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$583,562
Standby letters of credit	8,432

	December 31, 2016
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$120,442	$120,442	$-	$-	$120,442
Investment securities available for sale	530,083	1,546	528,537	-	530,083
Loans and leases, net held for investment	1,255,348	-	1,266,447	-	1,266,447
Collateral dependent impaired loans	406	-	406	-	406
Cash surrender value of life insurance policies	43,706	-	43,706	-	43,706
Other investments	8,506	-	8,506	-	8,506
Accrued interest receivable	6,354	-	6,354	-	6,354

Financial liabilities:
Deposits:
Noninterest-bearing	$524,552	$524,552	$-	$-	$524,552
Interest-bearing	1,170,919	-	1,171,188	-	1,171,188
Fed funds purchased and repurchase agreements	8,094	-	8,094	-	8,094
Short-term borrowings	65,000	-	65,000	-	65,000
Subordinated debentures	34,410	-	22,633	-	22,633
Accrued interest payable	188	-	188	-	188

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$463,923
Standby letters of credit	8,582

For financial asset categories that were actually reported at fair value as of June 30, 2017 and December 31, 2016, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at June 30, 2017, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
US Government agencies	$-	$25,717	$-	$25,717	$-
Mortgage-backed securities	-	412,745	-	412,745	-
State and political subdivisions	-	139,632	-	139,632	-
Equity securities	1,487	-	-	1,487	-

Total available-for-sale securities	$1,487	$578,094	$-	$579,581	$-

	Fair Value Measurements at December 31, 2016, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
US Government agencies	$-	$26,468	$-	$26,468	$-
Mortgage-backed securities	-	387,876	-	387,876	-
State and political subdivisions	-	114,193	-	114,193	-
Equity securities	1,546	-	-	1,546	-

Total available-for-sale securities	$1,546	$528,537	$-	$530,083	$-

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at June 30, 2017, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$-	$-	$-	$-
Other construction/land	-	-	-	-
1-4 family - closed-end	-	13	-	13
Equity lines	-	17	-	17
Multi-family residential	-	-	-	-
Commercial real estate - owner occupied	-	210	-	210
Commercial real estate-non-owner occupied	-	-	-	-
Farmland	-	-	-	-
Total real estate	-	240	-	240
Agriculture	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer loans	-	14	-	14
Total impaired loans	-	254	-	254
Foreclosed assets	$-	$2,141	$-	$2,141
Total assets measured on a norecurring basis	$-	$2,395	$-	$2,395

	Fair Value Measurements at December 31, 2016, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$-	$-	$-	$-
Other construction/land	-	-	-	-
1-4 family - closed-end	-	-	-	-
Equity lines	-	-	-	-
Multi-family residential	-	-	-	-
Commercial real estate - owner occupied	-	281	-	281
Commercial real estate-non-owner occupied	-	67	-	67
Farmland	-	-	-	-
Total real estate	-	348	-	348
Agriculture	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer loans	-	58	-	58
Total impaired loans	-	406	-	406
Foreclosed assets	$-	$2,225	$-	$2,225
Total assets measured on a norecurring basis	$-	$2,631	$-	$2,631

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

The unobservable inputs are based on Management’s best estimates of appropriate discounts in arriving at fair market value. Adjusting any of those inputs could result in a significantly lower or higher fair value measurement. For example, an increase or decrease in actual loss rates would create a directionally opposite change in the fair value of unsecured impaired loans.

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

The amortized cost and estimated fair value of investment securities available-for-sale are as follows:

Amortized Cost And Estimated Fair Value
(dollars in thousands, unaudited):

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$25,793	$162	$(238)	$25,717
Mortgage-backed securities	414,065	1,641	(2,961)	412,745
State and political subdivisions	136,554	3,372	(294)	139,632
Equity securities	494	993	-	1,487
Total securities	$576,906	$6,168	$(3,493)	$579,581

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$26,926	$48	$(506)	$26,468
Mortgage-backed securities	391,555	1,492	(5,171)	387,876
State and political subdivisons	114,140	1,519	(1,466)	114,193
Equity securities	500	1,046	-	1,546
Total securities	$533,121	$4,105	$(7,143)	$530,083

At June 30, 2017 and December 31, 2016, the Company had 296 securities and 431 securities, respectively, with gross unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	June 30, 2017
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(193)	$11,451	$(45)	$1,454
Mortgage-backed securities	(2,086)	234,206	(875)	54,646
State and political subdivisions	(282)	17,465	(12)	696
Total	$(2,561)	$263,122	$(932)	$56,796

	December 31, 2016
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(500)	$21,056	$(6)	$711
Mortgage-backed securities	(4,303)	271,276	(868)	43,570
State and political subdivisions	(1,466)	49,195	-	-
Total	$(6,269)	$341,527	$(874)	$44,281

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)
(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Proceeds from sales, calls and maturities of securities available for sale	$4,721	$2,790	$17,625	$5,395
Gross gains on sales, calls and maturities of securities available for sale	$63	$146	$106	$160
Gross losses on sales, calls and maturities of securities available for sale	(5)	-	(40)	(38)
Net gains on sale of securities available for sale	$58	$146	$66	$122

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2017 and December 31, 2016 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)	June 30, 2017
	Amortized Cost	Fair Value

Maturing within one year	$8,552	$8,600
Maturing after one year through five years	258,614	259,441
Maturing after five years through ten years	40,566	41,538
Maturing after ten years	74,654	75,778

Securities not due at a single maturity date:
US Government agencies collateralized by mortgage obligations	194,026	192,737
Other securities	494	1,487
	$576,906	$579,581

	December 31, 2016
	Amortized Cost	Fair Value

Maturing within one year	$8,488	$8,573
Maturing after one year through five years	260,387	259,535
Maturing after five years through ten years	50,823	50,687
Maturing after ten years	47,132	46,190

Securities not due at a single maturity date:
US Government agencies collateralized by mortgage obligations	165,791	163,552
Other securities	500	1,546
	$533,121	$530,083

At June 30, 2017, the Company’s investment portfolio was comprised of 337 bonds issued by government municipalities and agencies located within 32 states, with an aggregate fair value of $139.6 million. The largest exposure to any single municipality or agency was a combined $2.585 million (fair value) in general obligation bonds issued by the Lindsay (CA) Unified School District.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location
(dollars in thousands, unaudited)	June 30, 2017		December 31, 2016

	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$29,104	$29,570	$20,170	$19,875
California	28,399	29,354	25,457	25,799
Washington	12,524	12,803	5,928	5,970
Ohio	9,374	9,502	9,412	9,324
Illinois	8,398	8,589	9,873	9,871
Utah	948	981	949	957
Other ( 20 states)	24,310	24,845	21,688	21,741
Total General Obligation Bonds	113,057	115,644	93,477	93,537

Revenue bonds
State of issuance
Texas	6,718	6,825	5,727	5,702
Utah	5,413	5,510	5,286	5,236
Washington	2,112	2,184	1,302	1,299
California	1,029	1,044	1,283	1,298
Ohio	260	261	261	261
Other states (12 states)	7,965	8,164	6,804	6,860
Total Revenue Bonds	23,497	23,988	20,663	20,656

Total Obligations of States and Political Subdivisions	$136,554	$139,632	$114,140	$114,193

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

Revenue Bonds by Type
(dollars in thousands, unaudited)	June 30, 2017		December 31, 2016

	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$7,409	$7,483	$4,788	$4,722
Sales Tax	2,969	3,013	2,981	2,927
College & University	2,626	2,729	3,401	3,472
Lease	2,324	2,400	3,119	3,123
Local or GTD Housing	1,541	1,558	167	167
Other (15 sources)	6,628	6,805	9,326	9,368
Total Revenue Bonds	$23,497	$23,988	$20,663	$20,656

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

The Company invested in nine different LIHTC fund limited partnerships from 2001 through 2017, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act. We utilize the cost method of accounting for our LIHTC fund investments, under which we initially record on our balance sheet an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement reflects tax credits and any other tax benefits from these investments “below the line” within our income tax provision, while the initial book value of the investment is amortized on a straight-line basis as an offset to non-interest income, over the time period in which the tax credits and tax benefits are expected to be received.

As of June 30, 2017 our total LIHTC investment book balance was $9.3 million, which includes $4.2 million in remaining commitments for additional capital contributions. There were $343,000 in tax credits derived from our LIHTC investments that were recognized during the six months ended June 30, 2017, and amortization expense of $475,000 associated with those investments was included in pre-tax income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

Note 11 – Credit Quality and Nonperforming Assets

Credit Quality Classifications

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, substandard and impaired to characterize the associated credit risk. Balances classified as “loss” are immediately charged off. The Company conforms to the following definitions for its risk classifications:

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)
	June 30, 2017
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$44,248	$-	$-	$-	$44,248
Other construction/land	46,401	328	56	580	47,365
1-4 family - closed end	143,814	605	324	5,449	150,192
Equity lines	33,169	3,370	488	4,680	41,707
Multi-family residential	30,501	-	-	562	31,063
Commercial real estate - owner occupied	248,053	4,508	2,812	2,012	257,385
Commercial real estate - non-owner occupied	270,076	4,531	3,176	1,688	279,471
Farmland	134,717	1,003	897	310	136,927
Total real estate	950,979	14,345	7,753	15,281	988,358

Agricultural	53,277	759	400	-	54,436
Commercial and industrial	104,571	10,951	708	2,668	118,898
Mortgage Warehouse	126,633	-	-	-	126,633
Consumer loans	9,280	225	21	1,388	10,914
Total gross loans and leases	$1,244,740	$26,280	$8,882	$19,337	$1,299,239

	December 31, 2016
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$32,417	$-	$-	$-	$32,417
Other construction/land	38,699	888	-	1,063	40,650
1-4 family - closed end	129,726	624	403	6,390	137,143
Equity lines	35,159	3,165	698	4,421	43,443
Multi-family residential	31,058	-	-	573	31,631
Commercial real estate - owner occupied	243,366	4,991	2,892	2,286	253,535
Commercial real estate - non-owner occupied	233,584	5,597	3,220	1,797	244,198
Farmland	132,613	1,020	808	39	134,480
Total real estate	876,622	16,285	8,021	16,569	917,497

Agricultural	45,249	891	-	89	46,229
Commercial and industrial	107,404	13,186	732	2,273	123,595
Mortgage Warehouse	163,045	-	-	-	163,045
Consumer loans	10,303	191	9	1,662	12,165
Total gross loans and leases	$1,202,623	$30,553	$8,762	$20,593	$1,262,531

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

Loan Portfolio Aging
(dollars in thousands, unaudited)
	June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$44,248	$44,248	$-
Other construction/land	56	-	-	56	47,309	47,365	140
1-4 family - closed end	-	13	540	553	149,639	150,192	869
Equity lines	625	-	69	694	41,013	41,707	1,715
Multi-family residential	-	-	-	-	31,063	31,063	-
Commercial real estate - owner occupied	944	-	233	1,177	256,208	257,385	1,310
Commercial real estate - non-owner occupied	-	-	-	-	279,471	279,471	-
Farmland	-	-	-	-	136,927	136,927	310
Total real estate	1,625	13	842	2,480	985,878	988,358	4,344

Agricultural	-	-	-	-	54,436	54,436	-
Commercial and industrial	13	-	686	699	118,199	118,898	988
Mortgage warehouse lines	-	-	-	-	126,633	126,633	-
Consumer	90	-	-	90	10,824	10,914	320
Total gross loans and leases	$1,728	$13	$1,528	$3,269	$1,295,970	$1,299,239	$5,652

(1) As of June 30, 2017 there were no loans over 90 days past due and still accruing.

(2) Included in total financing receivables

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$32,417	$32,417	$-
Other construction/land	-	-	-	-	40,650	40,650	558
1-4 family - closed end	99	23	575	697	136,446	137,143	963
Equity lines	397	-	320	717	42,726	43,443	1,926
Multi-family residential	-	-	-	-	31,631	31,631	-
Commercial real estate - owner occupied	338	-	28	366	253,169	253,535	1,572
Commercial real estate - non-owner occupied	-	-	-	-	244,198	244,198	67
Farmland	-	-	-	-	134,480	134,480	39
Total real estate	834	23	923	1,780	915,717	917,497	5,125

Agricultural	-	-	89	89	46,140	46,229	89
Commercial and industrial	168	3	292	463	123,132	123,595	692
Mortgage warehouse lines	-	-	-	-	163,045	163,045	-
Consumer	94	9	52	155	12,010	12,165	459
Total gross loans and leases	$1,096	$35	$1,356	$2,487	$1,260,044	$1,262,531	$6,365

(1) As of December 31, 2016 there were no loans over 90 days past due and still accruing.

(2) Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession. At June 30, 2017, the Company had a total of $16.1 million in TDRs, including $2.4 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification
(dollars in thousands, unaudited)

	Three months ended June 30, 2017
	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$-	$-	$-	$-
1-4 family - closed-end	-	-	43	43
Equity lines	322	-	-	322
Multi-family residential	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-
Total real estate loans	322	-	43	365
Commercial and industrial	15	-	-	15
Consumer loans	-	-	-	-
	$337	$-	$43	$380

	Three months ended June 30, 2016
	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real Estate:
Other construction/land	$-	$-	$-	$-
1-4 family - closed-end	-	547	259	806
Equity lines	1,051	-	-	1,051
Multi-family residential	-	-	132	132
Commercial real estate - owner occupied	-	-	-	-
Total real estate loans	1,051	547	391	1,989

Commercial and industrial	-	-	-	-
Consumer loans	-	-	10	10
	$1,051	$547	$401	$1,999

Troubled Debt Restructurings, by Type of Loan Modification
(dollars in thousands, unaudited)

	Six months ended June 30, 2017

	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$-	$-	$-	$-
1-4 family - closed-end	-	-	90	90
Equity lines	603	-	-	603
Multi-family residential	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-
Total real estate loans	603	-	90	693
Commercial and industrial	15	-	-	15
Consumer loans	-	-	-	-
	$618	$-	$90	$708

	Six months ended June 30, 2016

	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real Estate:
Other construction/land	$17	$-	$-	$17
1-4 family - closed-end	-	547	259	806
Equity lines	1,280	-	-	1,280
Multi-family residential	-	-	132	132
Commercial real estate - owner occupied	-	-	266	266
Total real estate loans	1,297	547	657	2,501
Commercial and industrial	-	-	-	-
Consumer loans	20	-	60	80
	$1,317	$547	$717	$2,581

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings
(dollars in thousands, unaudited)
	Three months ended June 30, 2017

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
1-4 family - closed-end	2	$43	$43	$30	$30
Equity Lines	3	322	322	78	6
Multi-family residential	0	-	-	-	-
Total real estate loans		365	365	108	36

Commercial and industrial	1	15	15	-	-
Consumer loans	0	-	-	-	-
		$380	$380	$108	$36

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended June 30, 2016

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
1-4 family - closed-end	5	$806	$806	$75	$139
Equity Lines	8	1,051	1,051	1	22
Multi-family residential	1	132	132	-	7
Total real estate loans		1,989	1,989	76	168

Commercial and industrial	0	-	-	-	-
Consumer loans	1	10	10	-	1
		$1,999	$1,999	$76	$169

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

Troubled Debt Restructurings
(dollars in thousands, unaudited)
	Six months ended June 30, 2017

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	3	90	90	32	32
Equity Lines	5	603	603	82	27
Multi-family residential	0	-	-	-	-
Commercial real estate owner occupied	0	-	-	-	-
Total real estate loans		693	693	114	59

Commercial and industrial	1	15	15	-	-
Consumer loans	0	-	-	-	-
		$708	$708	$114	$59

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Six months ended June 30, 2016

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	1	$17	$17	$-	$2
1-4 family - closed-end	5	806	806	75	139
Equity Lines	10	1,280	1,280	-	30
Multi-family residential	1	132	132	-	7
Commercial real estate owner occupied	1	266	266	-	4
Total real estate loans		2,501	2,501	75	182

Commercial and industrial	0	-	-	-	-
Consumer loans	3	80	80	-	6
		$2,581	$2,581	$75	$188

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three month or six month periods ended June 30, 2017 and 2016, respectively.

Purchased Credit Impaired Loans

The Company may acquire loans which show evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans are recorded at the amount paid, since there is no carryover of the seller’s allowance for loan losses. Potential losses on PCI loans subsequent to acquisition are recognized by an increase in the allowance for loan losses. PCI loans are accounted for individually or are aggregated into pools of loans based on common risk characteristics. The Company projects the amount and timing of expected cash flows, and expected cash receipts in excess of the amount paid for the loan(s) are recorded as interest income over the remaining life of the loan or pool of loans (accretable yield). The excess of contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Expected cash flows are periodically re-evaluated throughout the life of the loan or pool of loans. If the present value of the expected cash flows is determined at any time to be less than the carrying amount, a reserve is recorded. If the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Purchased Credit Impaired Loans:
(dollars in thousands, unaudited)
	June 30, 2017

	Unpaid Principal Balance	Carrying Value

Real estate secured	$165	$53
Commercial and industrial	-	-
Total purchased credit impaired loans	$165	$53

	December 31, 2016

	Unpaid Principal Balance	Carrying Value

Real estate secured	$712	$47
Commercial and industrial	23	-
Total purchased credit impaired loans	$735	$47

An allowance for loan losses totaling $14,000 was allocated for PCI loans as of June 30, 2017, as compared to $58,000 at December 31, 2016. We also recorded approximately $4,000 in discount accretion on PCI loans during the six months ended June 30, 2017.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $1.172 million at June 30, 2017 and $1.048 million at December 31, 2016.

Impaired Loans	June 30, 2017
(dollars in thousands, unaudited)
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)

With an allowance recorded
Real Estate:
Other construction/land	$378	$223	$12	$446	$5
1-4 family - closed-end	6,814	4,867	144	7,442	221
Equity lines	4,521	4,436	353	4,657	57
Multi-family residential	562	562	42	580	18
Commercial real estate- owner occupied	956	888	22	1,223	10
Commercial real estate- non-owner occupied	1,836	1,688	34	1,916	64
Total real estate	15,067	12,664	607	16,264	375
Commercial and industrial	2,636	2,636	534	2,767	48
Consumer loans	1,370	1,370	264	1,535	43
	19,073	16,670	1,405	20,566	466
With no related allowance recorded
Real estate:
Other construction/land	357	357	-	364	12
1-4 family - closed-end	644	582	-	659	1
Equity lines	273	244	-	309	-
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	1,212	1,124	-	1,450	3
Commercial real estate- non-owner occupied	10	-	-	33	-
Farmland	310	310	-	330	-
Total real estate	2,806	2,617	-	3,145	16
Commercial and industrial	47	32	-	143	-
Consumer loans	150	18	-	244	-
	3,003	2,667	-	3,532	16
Total	$22,076	$19,337	$1,405	$24,098	$482

(1)Contractual principal balance due from customer.

(2)Principal balance on Company’s books, less any direct charge offs, including interest applied to principal and unaccreted discount or premium.

(3)Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans
(dollars in thousands, unaudited)	December 31, 2016

	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$854	$699	$20	$624	$14
1-4 family - closed-end	7,730	5,783	163	8,008	462
Equity lines	3,991	3,906	214	4,110	49
Multifamily residential	573	573	7	588	50
Commercial real estate- owner occupied	1,287	1,287	49	1,641	14
Commercial real estate- non-owner occupied	1,877	1,730	35	1,969	131
Total real estate	16,312	13,978	488	16,940	720
Agriculture	24	24	24	24	-
Commercial and industrial	2,211	2,211	608	2,652	99
Consumer loans	1,633	1,633	287	1,847	94
	20,180	17,846	1,407	21,463	913
With no related allowance recorded
Real estate:
Other construction/land	364	364	-	374	27
1-4 family - closed-end	666	607	-	685	3
Equity lines	544	515	-	550	-
Commercial real estate- owner occupied	999	999	-	1,773	98
Commercial real estate- non-owner occupied	77	67	-	85	-
Farmland	39	39	-	50	-
Total real estate	2,689	2,591	-	3,517	128
Agriculture	65	65	-	65	-
Commercial and industrial	62	62	-	277	-
Consumer loans	148	29	-	238	-
	2,964	2,747	-	4,097	128
Total	$23,144	$20,593	$1,407	$25,560	$1,041

(1)Contractual principal balance due from customer.

(2)Principal balance on Company’s books, less any direct charge offs, including interest applied to principal and unaccreted discount or premium.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available or in process for 99% of the Company’s impaired real estate loan balances at June 30, 2017. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $7.825 million at June 30, 2017.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended June 30, 2017, although in recognition of relatively low loan loss rates in recent periods, upward adjustments were made to qualitative factor multipliers earlier in 2017. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended June 30, 2017

	Real Estate	Agricultural Production	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$4,112	$242	$3,507	$1,211	$516	$9,588
Charge-offs	(58)	(22)	(354)	(531)	-	(965)
Recoveries	42	2	34	229	-	307
Provision	8	21	265	240	(234)	300

Ending Balance	$4,104	$243	$3,452	$1,149	$282	$9,230

	Six months ended June 30, 2017

	Real Estate	Agricultural Production	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$3,548	$209	$4,279	$1,208	$457	$9,701
Charge-offs	(144)	(22)	(384)	(1,046)	-	(1,596)
Recoveries	145	5	195	480	-	825
Provision	555	51	(638)	507	(175)	300

Ending Balance	$4,104	$243	$3,452	$1,149	$282	$9,230

Reserves:
Specific	$607	$-	$534	$264	$-	$1,405
General	3,497	243	2,918	885	282	7,825

Ending Balance	$4,104	$243	$3,452	$1,149	$282	$9,230

Loans evaluated for impairment:
Individually	$15,281	$-	$2,668	$1,388	$-	$19,337
Collectively	973,077	54,436	242,863	9,526	-	1,279,902

Ending Balance	$988,358	$54,436	$245,531	$10,914	$-	$1,299,239

	Year ended December 31, 2016

	Real Estate	Agricultural Production	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$4,783	$722	$2,533	$1,263	$1,122	$10,423
Charge-offs	(962)	-	(344)	(1,905)	-	(3,211)
Recoveries	983	14	477	1,015	-	2,489
Provision	(1,256)	(527)	1,613	835	(665)	-

Ending Balance	$3,548	$209	$4,279	$1,208	$457	$9,701

Reserves:
Specific	$488	$24	$608	$287	$-	$1,407
General	3,060	185	3,671	921	457	8,294

Ending Balance	$3,548	$209	$4,279	$1,208	$457	$9,701

Loans evaluated for impairment:
Individually	$16,569	$89	$2,273	$1,662	$-	$20,593
Collectively	900,928	46,140	284,367	10,503	-	1,241,938

Ending Balance	$917,497	$46,229	$286,640	$12,165	$-	$1,262,531

Note 13 – Recent Developments

On July 5, 2017, Bank of the Sierra, the banking subsidiary of Sierra Bancorp, entered into an agreement with Citizens Business Bank, the banking subsidiary of CVB Financial Corp., to acquire the Citizens branch located in Woodlake, California. The transaction is expected to close in the fourth quarter of 2017, subject to the receipt of all required regulatory approvals. Subsequent to the acquisition, it is anticipated that the Woodlake branch will continue to operate as a full-service branch of Bank of the Sierra. At May 31, 2017 Woodlake branch deposits totaled approximately $27 million, consisting largely of non-maturity deposits. Bank of the Sierra already has a number of deposits in the Woodlake zip code that are domiciled at nearby branches, thus this branch purchase is intended to enhance the level of service for current customers as well as provide additional core deposits for the Bank. The acquisition agreement also contemplates that Bank of the Sierra will purchase the Woodlake branch building, the real property on which the building is located, and certain other equipment and fixed assets at their aggregate fair value of $500,000.

On April 24, 2017, the Company announced the signing of a definitive agreement to acquire OCB Bancorp (“Ojai”), the holding company for Ojai Community Bank. We expect the transaction to be completed in October 2017, subject to customary closing conditions including the receipt of required regulatory approvals and the consent of OCB Bancorp shareholders. Immediately following the acquisition, Ojai Community Bank will be merged with and into Bank of the Sierra. Ojai Community Bank has its main office in Ojai, California, and also maintains branch offices in Ventura, Santa Paula, and Santa Barbara, conducting business in those communities as Ventura Community Bank, Santa Paula Community Bank, and Santa Barbara Community Bank, respectively.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Second Quarter 2017 compared to Second Quarter 2016

Net income for the quarter ended June 30, 2017 was $5.202 million, representing an increase of $1.116 million, or 27%, relative to net income of $4.086 million for the quarter ended June 30, 2016. Basic and diluted earnings per share for the second quarter of 2017 were $0.38 and $0.37, respectively, compared to $0.31 basic and diluted earnings per share for the second quarter of 2016. The Company’s annualized return on average equity was 9.75% and annualized return on average assets was 1.02% for the quarter ended June 30, 2017, compared to 8.38% and 0.93%, respectively, for the quarter ended June 30, 2016. The primary drivers behind the variance in second quarter net income are as follows:

•	Net interest income was up by $2.645 million, or 17%, due to growth in average interest-earning assets totaling $260 million, or 16%, as well as improvement of four basis points in our net interest margin.

•	The Company recorded a provision for loan losses in the second quarter of 2017, for the first time since the second quarter of 2014. The $300,000 provision became necessary due to loan growth, and to replenish reserves subsequent to an unanticipated charge-off.

•	Total non-interest income increased by $790,000, or 17%, due to a $298,000 increase in service charges on deposits, a $129,000 increase in bank-owned life insurance (BOLI) income resulting primarily from higher income on BOLI associated with deferred compensation plans, and a $363,000 increase in other non-interest income that includes a $141,000 prepayment penalty on a large loan that paid off in the second quarter of 2017 and a rising level of non-deposit service charges and fees, particularly debit card interchange income.

•	Total non-interest expense reflects an increase of $1.376 million, or 10%, due in large part to ongoing costs stemming from our acquisition of Coast Bancorp (“Coast”) in July of 2016 and recent de novo branch openings. There were other large variances within non-interest expense, including certain nonrecurring items, which are discussed in greater detail in the “Non-Interest Income and Non-Interest Expense” section of this Management Discussion and Analysis.

•	The Company’s provision for income taxes was 33% of pre-tax income in the second quarters of both 2017 and 2016.

First Half 2017 compared to First Half 2016

Net income for the first half of 2017 was $9.754 million, representing an increase of $1.632 million, or 20%, relative to net income of $8.122 million for the first half of 2016. Basic and diluted earnings per share for the first half of 2017 were $0.71 and $0.70, respectively, compared to $0.61 basic and diluted earnings per share for the first half of 2016. The Company’s annualized return on average equity was 9.31% and annualized return on average assets was 0.98% for the six months ended June 30, 2017, compared to a return on equity of 8.39% and return on assets of 0.93% for the six months ended June 30, 2016. The primary drivers behind the variance in year-to-date net income are as follows:

•	Net interest income increased $4.213 million, or 14%, due to the positive impact of a $232 million increase in average interest-earning assets.

•	As noted above, the Company recorded a $300,000 provision for loan losses in the first half of 2017, relative to no provision in 2016.

•	Total non-interest income was up $1.630 million, or 18%, due to a $500,000 increase in service charges on deposits, a $372,000 increase in bank-owned life insurance (BOLI) income, and a $758,000 increase in other non-interest income that includes the aforementioned loan prepayment penalty in the second quarter of 2017 and a higher level of non-deposit service charges and fees, including debit card interchange income.

•	Total non-interest expense increased by $3.598 million, or 13%, due in large part to the Coast acquisition and recent branch openings; other significant variances are detailed below.

•	The Company’s provision for income taxes was 31% of pre-tax income for the first half of 2017, relative to 33% for the first half of 2016. The lower tax accrual rate in 2017 is primarily the result of our adoption of FASB’s Accounting Standards Update 2016-09 effective January 1, 2017, and the subsequent change in accounting methodology associated with the disqualifying disposition of Company shares issued pursuant to the exercise of incentive stock options (ISOs).

Financial Condition Summary

June 30, 2017 relative to December 31, 2016

The Company’s assets totaled $2.078 billion at June 30, 2017, relative to total assets of $2.033 billion at December 31, 2016. Total liabilities were $1.862 billion at June 30, 2017 compared to $1.827 billion at the end of 2016, and shareholders’ equity totaled $216 million at June 30, 2017 compared to $206 million at December 31, 2016. The following provides a summary of key balance sheet changes during the first six months of 2017:

•	Cash balances were down $43 million, or 36%, including a $15 million reduction in non-earning balances.

•	Investment securities were up $49 million, or 9%, due in part to the longer-term investment of cash balances.

•	Gross loans increased by $37 million, or 3%, due to strong organic growth in real estate loans and agricultural production loans. Loan growth would have been greater if not for the payoff of a $7 million dairy loan in the second quarter of 2017, and a drop of $36 million in mortgage warehouse loans.

•	Total nonperforming assets, namely non-accrual loans and foreclosed assets, were reduced by $797,000, or 9%. The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 0.60% at June 30, 2017, compared to 0.68% at December 31, 2016 and 0.76% at June 30, 2016.

•	Deposit balances reflect net growth of $96 million, or 6%, due in large part to continued organic growth in core non-maturity deposits.

•	Junior subordinated debentures increased slightly from the accretion of the discount on trust-preferred securities acquired from Coast, but other borrowings were reduced by $62 million, or 85%, due to exceptional deposit growth.

•	Total capital reflects an increase of slightly over $10 million, or 5%, due to the addition of income, the impact of stock options exercised, and a $3 million absolute increase in accumulated other comprehensive income, net of dividends paid. Our consolidated total risk-based capital ratio was 17.18% at June 30, 2017 as compared to 17.25% at year-end 2016, and our regulatory capital ratios remain very strong relative to peer banks.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $2.645 million, or 17%, for the second quarter of 2017 relative to the second quarter of 2016 and by $4.213 million, or 14%, for the first half of 2017 compared to the first half of 2016. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables show average balances for significant balance sheet categories and the amount of interest income or interest expense associated with each category for the noted periods. The tables also display calculated yields on each major component of the Company’s investment and loan portfolios, average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin for the noted periods.

Average Balances and Rates	For the three months ended			For the three months ended
(dollars in thousands, unaudited)	Ended June 30, 2017			Ended June 30, 2016
	Average	Income/	Average	Average	Income/	Average
	Balance (1)	Expense	Rate/Yield (2)	Balance (1)	Expense	Rate/Yield (2)
Assets
Investments:
Federal funds sold/due from time	$53,965	$139	1.02%	$4,830	$5	0.41%
Taxable	435,935	2,141	1.94%	417,881	2,052	1.94%
Non-taxable	131,972	932	4.30%	104,548	730	4.25%
Equity	1,535	6	1.55%	1,177	-	-
Total investments	623,407	3,218	2.36%	528,436	2,787	2.38%

Loans and Leases:(3)
Real estate	969,925	12,207	5.05%	776,172	9,567	4.96%
Agricultural	50,942	620	4.88%	47,184	520	4.43%
Commercial	116,719	1,577	5.42%	107,342	1,257	4.71%
Consumer	11,577	307	10.64%	14,152	421	11.97%
Mortgage warehouse lines	97,191	1,077	4.44%	137,937	1,353	3.95%
Other	3,309	49	5.94%	1,951	29	5.98%
Total loans and leases	1,249,663	15,837	5.08%	1,084,738	13,147	4.87%
Total interest earning assets (4)	1,873,070	19,055	4.19%	1,613,174	15,934	4.07%
Other earning assets	8,689			7,853
Non-earning assets	156,643			137,025
Total assets	$2,038,402			$1,758,052

Liabilities and shareholders’ equity
Interest bearing deposits:
Demand deposits	$157,482	$122	0.31%	$146,686	$110	0.30%
NOW	374,304	104	0.11%	314,556	78	0.10%
Savings accounts	228,859	58	0.10%	202,011	56	0.11%
Money market	118,172	23	0.08%	97,971	16	0.07%
CDAR’s	-	-	-	2,074	-	-
Certificates of deposit, under $100,000	72,736	67	0.37%	73,913	57	0.31%
Certificates of deposit, $100,000 or more	268,706	494	0.74%	222,547	191	0.35%
Total interest bearing deposits	1,220,259	868	0.29%	1,059,758	508	0.19%
Borrowed Funds:
Federal funds purchased	3	-	-	1,399	3	0.86%
Repurchase agreements	10,229	10	0.39%	9,989	10	0.40%
Short term borrowings	1	-	-	17,273	18	0.42%
TRUPS	34,475	337	3.92%	30,928	200	2.60%
Total borrowed funds	44,708	347	3.11%	59,589	231	1.56%
Total interest bearing liabilities	1,264,967	1,215	0.39%	1,119,347	739	0.27%
Demand deposits - non-interest bearing	533,570			427,581
Other liabilities	25,945			14,918
Shareholders’ equity	213,920			196,206
Total liabilities and shareholders’ equity	$2,038,402			$1,758,052

Interest income/interest earning assets			4.19%			4.07%
Interest expense/interest earning assets			0.26%			0.18%
Net interest income and margin(5)		$17,840	3.93%		$15,195	3.89%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Loans are gross the allowance for possible loan losses. Net loan fees have been been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $(67) thousand and $109 thousand for the quarters ended June 30, 2017 and 2016.
(4)	Non-accrual loans are slotted by loan type and have been included in total loans for purposes of total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the six months ended			For the six months ended
(dollars in thousands, unaudited)	June 30, 2017			June 30, 2016
	Average	Income/	Average	Average	Income/	Average
	Balance (1)	Expense	Rate/Yield (2)	Balance (1)	Expense	Rate/Yield (2)
Assets
Investments:
Federal funds sold/due from time	$55,304	$255	0.92%	$12,389	$32	0.51%
Taxable	430,380	4,149	1.92%	413,424	4,199	2.01%
Non-taxable	124,055	1,737	4.28%	103,261	1,460	4.30%
Equity	1,569	11	1.39%	1,215	36	5.86%
Total Investments	611,308	6,152	2.31%	530,289	5,727	2.43%

Loans and Leases:(3)
Real Estate	948,845	23,814	5.06%	775,248	19,356	5.02%
Agricultural	49,235	1,176	4.82%	46,504	1,022	4.42%
Commercial	118,388	3,076	5.24%	107,898	2,504	4.67%
Consumer	11,835	654	11.14%	14,486	823	11.43%
Mortgage Warehouse Lines	93,630	1,995	4.30%	127,502	2,471	3.90%
Other	3,145	91	5.83%	1,989	64	6.47%
Total Loans and Leases	1,225,078	30,806	5.07%	1,073,627	26,240	4.91%
Total Interest Earning Assets (4)	1,836,386	36,958	4.16%	1,603,916	31,967	4.11%
Other Earning Assets	8,598			7,700
Non-Earning Assets	155,948			135,831
Total Assets	$2,000,932			$1,747,447

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
Demand Deposits	$146,162	$223	0.31%	$136,829	$205	0.30%
NOW	371,474	206	0.11%	311,085	166	0.11%
Savings Accounts	225,174	121	0.11%	199,463	109	0.11%
Money Market	119,264	45	0.08%	98,600	32	0.07%
CDAR’s	64	-	-	7,072	2	0.06%
Certificates of Deposit, under $100,000	73,714	124	0.34%	74,246	114	0.31%
Certificates of Deposit, $100,000 or more	268,298	838	0.63%	220,985	371	0.34%
Total Interest Bearing Deposits	1,204,150	1,557	0.26%	1,048,280	999	0.19%
Borrowed Funds:
Federal Funds Purchased	3	-	-	700	3	0.86%
Repurchase Agreements	9,199	18	0.39%	9,463	19	0.40%
Short Term Borrowings	820	3	0.74%	16,640	34	0.41%
Long Term Borrowings	-	-	-	615	-	-
TRUPS	34,451	657	3.85%	30,928	402	2.61%
Total Borrowed Funds	44,473	678	3.07%	58,346	458	1.58%
Total Interest Bearing Liabilities	1,248,623	2,235	0.36%	1,106,626	1,457	0.26%
Demand deposits- non interest bearing	514,718			431,572
Other liabilities	26,379			14,659
Shareholders’ equity	211,212			194,590
Total liabilities and shareholders’ equity	$2,000,932			$1,747,447

Interest Income/Interest Earning Assets			4.16%			4.11%
Interest Expense/Interest Earning Assets			0.24%			0.19%
Net Interest Income and Margin(5)		$34,723	3.92%		$30,510	3.92%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(2) Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.

(3) Loans are gross of the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan fees and loan acquistion FMV amortization were $(80) thousand and $164 thousand for the six months ended June 30, 2017 and 2016.

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

Volume & Rate Variances	Three months ended June 30,			Six months ended June 30,
(dollars in thousands, unaudited)	2017 over 2016			2017 over 2016
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$51	$83	$134	$111	$112	$223
Taxable	89	-	89	172	(222)	(50)
Non-taxable(1)	191	11	202	294	(17)	277
Equity	-	6	6	10	(35)	(25)
Total Investments	331	100	431	587	(162)	425
Loans and Leases:
Real Estate	2,388	252	2,640	4,334	124	4,458
Agricultural	41	59	100	60	94	154
Commercial	110	210	320	243	329	572
Consumer	(77)	(37)	(114)	(151)	(18)	(169)
Mortgage Warehouse	(400)	124	(276)	(656)	180	(476)
Other	20	-	20	37	(10)	27
Total Loans and Leases	2,082	608	2,690	3,867	699	4,566
Total Interest Earning Assets	$2,413	$708	$3,121	$4,454	$537	$4,991
Liabilities
Interest Bearing Deposits:
Demand Deposits	$8	$4	$12	$14	$4	$18
NOW	15	11	26	32	8	40
Savings Accounts	7	(5)	2	14	(2)	12
Money Market	3	4	7	7	6	13
CDAR’s	-	-	-	(2)	-	(2)
Certificates of Deposit < $100,000	(1)	11	10	(1)	11	10
Certificates of Deposit > $100,000	40	263	303	79	388	467
Total Interest Bearing Deposits	72	288	360	143	415	558
Borrowed Funds:
Federal Funds Purchased	(3)	-	(3)	(3)	-	(3)
Repurchase Agreements	-	-	-	(1)	-	(1)
Short Term Borrowings	(18)	-	(18)	(32)	1	(31)
TRUPS	23	114	137	46	209	255
Total Borrowed Funds	2	114	116	10	210	220
Total Interest Bearing Liabilities	74	402	476	153	625	778
Net Interest Income	$2,339	$306	$2,645	$4,301	$(88)	$4,213

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the second quarter of 2017 relative to the second quarter of 2016 was a favorable $2.339 million, due to an increase of $260 million, or 16%, in the average balance of interest-earning assets resulting from growth in loans and investments, including the impact of the Coast acquisition. There was also a favorable rate variance of $306,000 for the second quarter comparison. Our weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities were both up by 12 basis points, but there was a net benefit to the Company because the yield increase on earning assets was applied to a much higher balance than the rate change for interest-bearing liabilities. Loan yields have risen in response to the impact of higher short-term interest rates on our variable-rate loans, discount accretion on loans from the Coast acquisition, and an increase in non-recurring interest income. Nonrecurring interest income, primarily in the form of interest recovered on non-accrual loans net of interest reversed on loans placed on non-accrual status, totaled $83,000 in the second quarter of 2017 relative to $22,000 in the second quarter of 2016. Our weighted average cost of interest-bearing liabilities increased primarily because of higher rates paid on adjustable-rate trust-preferred securities (“TRUPS”), short-term borrowings and large time deposits.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 3.93% in the second quarter of 2017, up four basis points relative to the second quarter of 2016 primarily as the result of higher loan yields.

Net interest income in the first half of 2017 relative to the first half of 2016 reflects a favorable variance of $4.301 million attributable to volume changes, and an unfavorable rate variance of $88,000. The volume variance for the half was due primarily to an increase of $232 million, or 14%, in average interest-earning assets. The negative rate variance for the half is the result of a 10 basis point increase in our average cost of interest-bearing liabilities, relative to only a five basis point increase in our average yield on earning assets. As with the quarterly comparison, the year-to-date rate variance was favorably impacted by nonrecurring interest income, with totaled $219,000 for the first six months of 2017 but added just $65,000 to interest income for the first six months of 2016. The Company’s net interest margin for the first half of 2017 was 3.92%, the same as our net interest margin in the first half of 2016.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company recorded a provision for loan losses in the second quarter of 2017, for the first time since the second quarter of 2014. The $300,000 provision became necessary due to loan growth, and to replenish reserves subsequent to the unanticipated charge-off of a $224,000 overdraft on a business account. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. The Company recorded $658,000 in net loan balances charged off in the second quarter of 2017 relative to $12,000 in net recoveries in the second quarter of 2016, and net charge-offs were $771,000 in the first six months of 2017 relative to $381,000 in the first six months of 2016.

With the loan loss provision recorded in the second quarter of 2017, we were able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. The need for reserve replenishment via a loan loss provision has been minimized in recent periods due to the following factors: all of our acquired loans were booked at their fair values on the acquisition date, and thus did not initially require a loan loss allowance; with the notable exception of the overdraft charge-off noted in the previous paragraph, charge-offs have primarily been recorded against pre-established reserves which alleviated what otherwise might have been a need for reserve replenishment; organic growth in our performing loan portfolio has been concentrated in loan types with low historical loss rates, and loss rates for most loan types have been declining, thus having a positive impact on general reserves for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three- and six-month periods ended June 30, 2017 and 2016:

Non-Interest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended June 30,				For the six months ended June 30,
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$2,776	51.75%	$2,478	54.18%	$5,348	50.94%	$4,848	54.66%
Other service charges, commissions & fees	2,212	41.24%	1,783	38.98%	4,245	40.44%	3,593	40.52%
Gains on securities	58	1.08%	146	3.19%	66	0.63%	122	1.38%
Bank owned life insurance	358	6.67%	229	5.01%	811	7.73%	439	4.95%
Other	(40)	-0.74%	(62)	-1.36%	28	0.26%	(134)	-1.51%
Total non-interest income	$5,364	100.00%	$4,574	100.00%	$10,498	100.00%	$8,868	100.00%
As a % of average interest-earning assets (1)		1.15%		1.14%		1.15%		1.12%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$7,253	48.06%	$6,624	48.28%	$15,138	49.16%	$13,490	49.61%
Occupancy costs
Furniture & equipment	562	3.72%	596	4.35%	1,247	4.05%	1,163	4.28%
Premises	1,673	11.09%	1,270	9.26%	3,308	10.74%	2,454	9.02%
Advertising and marketing costs	605	4.01%	695	5.07%	1,123	3.65%	1,184	4.35%
Data processing costs	1,071	7.10%	861	6.28%	2,009	6.52%	1,627	5.98%
Deposit services costs	1,178	7.81%	861	6.28%	2,111	6.86%	1,722	6.33%
Loan services costs
Loan processing	189	1.25%	192	1.40%	439	1.43%	359	1.32%
Foreclosed assets	23	0.15%	319	2.33%	164	0.53%	450	1.65%
Other operating costs
Telephone & data communications	450	2.98%	366	2.67%	873	2.84%	749	2.75%
Postage & mail	221	1.46%	226	1.65%	479	1.56%	453	1.67%
Other	283	1.88%	230	1.68%	532	1.71%	386	1.42%
Professional services costs
Legal & accounting	511	3.39%	425	3.10%	933	3.03%	850	3.13%
Acquistion Cost	166	1.10%	128	0.93%	161	0.52%	342	1.26%
Other professional service	442	2.93%	487	3.55%	1,326	4.31%	868	3.19%
Stationery & supply costs	305	2.02%	231	1.68%	633	2.06%	650	2.39%
Sundry & tellers	159	1.05%	204	1.49%	316	1.03%	447	1.65%
Total non-interest expense	$15,091	100.00%	$13,715	100.00%	$30,792	100.00%	$27,194	100.00%
As a % of average interest-earning assets (1)		3.23%		3.42%		3.36%		3.43%
Efficiency Ratio (2)	63.30%		68.10%		66.18%		67.51%

(1) Annualized

(2) Tax Equivalent

Total non-interest income increased by $790,000, or 17%, for the second quarter of 2017 over the second quarter of 2016, and by $1.630 million, or 18%, for the first half of 2017 relative to the first half of 2016. Both the second quarter and first six months of 2017 saw a higher level of service charges on deposits, an increase in bank-owned life insurance (BOLI) income, and additional non-deposit service charges and fees, including a $141,000 prepayment penalty on a large dairy loan that paid off in the second quarter of 2017. The year-to-date comparison also reflects higher dividends on restricted stock. Total non-interest income was an annualized 1.15% of average interest-earning assets in the second quarter of 2017 relative to 1.14% in the second quarter of 2016, and was 1.15% for the first half of 2017 relative to 1.12% in the first half of 2016.

Service charge income on deposits increased by $298,000, or 12%, for the second quarter comparison and $500,000, or 10%, for the first six months due primarily to fees earned from accounts added over the past year, including from the Coast acquisition. The increase also includes higher revenue-generating activity on certain commercial accounts, and additional fees on higher-risk commercial accounts. Other service charges, commissions, and fees increased by $429,000, or 24%, for the second quarter and $652,000, or 18%, for the first half. This category includes the aforementioned $141,000 prepayment penalty recorded in the second quarter of 2017, as well as higher levels of debit card interchange fees and an increase in fees related to commercial customer activities. Gains realized on the sale of investment securities totaled $58,000 in the second quarter of 2017 relative to $146,000 in the second quarter of 2016, and $66,000 in the first half of 2017 relative to $122,000 in the first half of 2016.

BOLI income is derived from two types of policies owned by the Company: “separate account” life insurance policies associated with deferred compensation plans, and “general account” life insurance. BOLI income increased by $129,000, or 56%, in the second quarter of 2017 over the second quarter of 2016, and by $372,000, or 85%, for the first six months due in large part to higher income on separate account BOLI. The Company had $6.0 million invested in separate account BOLI at June 30, 2017, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers. Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). Gains on separate account BOLI totaled $116,000 in the second quarter of 2017 relative to $36,000 in the second quarter of 2016, for an increase of $80,000, and $321,000 in the first half of 2017 relative to $11,000 in the first half of 2016, for an increase of $310,000. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their net impact on taxable income tends to be minimal. At June 30, 2017, the Company’s books also reflect a net cash surrender value of $38.8 million for general account BOLI. General account BOLI generates income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent. While rate reductions and an increase in the cost of insurance for certain policies contributed to an overall downward trend in general account BOLI income over the past few years, the average income crediting rate increased in 2017 due to the termination of a high-cost policy in late 2016. Income on general account BOLI thus increased by $49,000 for the second quarter, and $62,000 for the first six months of 2017.

The “Other” category under non-interest income reflects a favorable swing of $22,000 for the second quarter and $162,000 for the first six months of 2017. This line item includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock (including dividends on our equity investment in the Federal Home Loan Bank), and other miscellaneous income. Amortization expense associated with our investments in low-income housing tax credit funds and other limited partnership investments is netted against this category. The favorable variance in “Other” non-interest income includes lower expense on low-income housing tax credit funds for both the quarter and year-to-date comparisons, and higher dividends on restricted stock for the first six months of 2017.

Total non-interest expense was up by $1.376 million, or 10%, for the second quarter of 2017 relative to the second quarter of 2016, and $3.598 million, or 13%, for the comparative six-month periods. As detailed below there were several significant fluctuations within non-interest expense, including items of a non-recurring nature. Despite the increase in total non-interest expense, it fell to an annualized 3.23% of average interest-earning assets in the second quarter of 2017 from 3.42% in the second quarter of 2016, and to 3.36% for the first six months of 2017 relative to 3.43% for the first six months of 2016. The reduction is the result of a sizeable increase in average earning assets.

The largest component of non-interest expense, salaries and benefits, increased by $629,000, or 9%, for the second quarter and $1.648 million, or 12%, for the first half, largely because salaries and benefits in 2017 include expenses for former Coast employees retained subsequent to the Coast acquisition in July of 2016, as well as staffing costs for our Sanger branch which opened in May of 2016 and our newest Bakersfield branch that commenced operations in March of 2017. The increase also reflects salary adjustments in the normal course of business, a relatively large increase in group health insurance costs, and, for the year-to-date comparison, higher stock option expense stemming from options granted in February of 2017. Those increases were partially offset by lower overtime and temporary staffing costs, which were down $60,000 for the quarter and $72,000 for the first six months due to costs incurred in preparation for the Coast acquisition and related systems conversion in 2016. Compensation costs also benefited from stronger loan origination activity, since salaries directly related to successful loan originations, which are deferred and amortized as loan costs and thus reduce current period compensation expense, increased by $399,000 for the second quarter and $634,000 for the first six months. Total salaries and benefits dropped slightly as a percentage of total non-interest expense for the comparative periods.

Occupancy expense increased by $369,000, or 20%, in the second quarter of 2017 over the second quarter of 2016, and by $938,000, or 26%, for the comparative year-to-date periods, due to occupancy costs associated with the former Coast National Bank branches and our newer de-novo branches, higher rent and depreciation expense in other locations, and, for the year-to-date comparison, roughly $100,000 in non-recurring expenses associated with opening our newest Bakersfield branch in the first quarter of 2017. Despite an increase in marketing efforts targeting our expanded geography, marketing costs were down $90,000, or 13%, for the second quarter and also fell by $61,000, or 5%, for the first six months of 2017 due largely to the timing of payments. Data processing costs increased by $210,000, or 24%, for the second quarter and $382,000, or 23%, for the first half of 2017, primarily from ongoing expenses related to the Coast acquisition and our new branches but also due to costs associated with an online lending platform that was implemented at the beginning of 2017. Deposit services costs increased by $317,000, or 37%, for the quarterly comparison and $389,000, or 23% for the year-to-date period due primarily to higher mobile banking costs as we seek to upgrade that access channel, higher debit card processing costs, and amortization expense on the core deposit intangible created via the Coast acquisition.

Loan processing costs were about the same for the comparative quarters, but increased by $80,000, or 22%, for the first six months of 2017 as the result of certain non-recurring adjustments in the first quarter of 2017. Net expenses associated with foreclosed assets dropped by $296,000, or 93%, in the second quarter of 2017 relative to the second quarter of 2016, and by $286,000, or 64%, for the first half of 2017, primarily due to a reduced level of OREO write-downs and operating costs.

Telecommunications expense increased by $84,000, or 23%, in the second quarter of 2017 relative to the second quarter of 2016 and $124,000, or 17%, in the first half of 2017 due to the Coast acquisition and branch expansion, and well as certain circuit enhancements. Postage costs were about the same for the quarterly comparison, but increased by $26,000, or 6%, for the year-to-date comparison, primarily from increased mailings associated with growth in our customer base. The “Other” category under other operating costs increased by $53,000, or 23%, for the second quarter and $146,000, or 38%, for the first six months due to an increase in corporate travel expenses.

Under professional services costs, legal and accounting expenses increased by $86,000, or 20%, for the second quarter and $83,000, or 10%, for the comparative year-to-date periods due primarily to a negotiated settlement that added $85,000 to legal expense in the second quarter of 2017. Acquisition costs, which include nonrecurring acquisition expenses for the planned Ojai acquisition in 2017 and the Coast acquisition in 2016, reflect an increase of $38,000 for the second quarter but a reduction of $181,000 for the first six months of 2017. The cost of other professional services fell by $45,000, or 9% for the second quarter, but increased by $458,000, or 53%, for the first six months of 2017 primarily for the following reasons: FDIC assessment costs were down $157,000 for the second quarter and $244,000 for the first six months; directors’ deferred compensation expense rose by $67,000 for the second quarter and $266,000 for the first half in conjunction with the aforementioned increase in separate account BOLI income; equity incentive compensation costs for stock options issued to our directors was $177,000 higher for the year-to-date comparison, due to three additional directors as well as a higher stock option grant date fair value for stock options issued in February 2017; director retirement plan expense accruals were also higher for the year-to-date comparison due to a non-recurring expense reversal of $173,000 in director retirement plan accruals in the second quarter of 2016, subsequent to the death of a former director; and, directors fees increased for both the quarter and the first six months of 2017 due to the expansion of our Board in September 2016.

Stationery and supply costs increased by $74,000 for the second quarter due to higher forms and supplies costs, but were reduced by $17,000, or 3%, for the first half of 2017 due to prior-year costs associated with the issuance of new debit cards incorporating EMV technology. Sundry and teller losses were also reduced by $45,000, or 22%, for the second quarter of 2017 due to reduced debit card losses, and were down $131,000, or 29% for the first half of 2017 due to lower operations-related losses within our branch system.

The Company’s tax-equivalent overhead efficiency ratio declined to 63.30% in the second quarter of 2017 from 68.10% in the second quarter of 2016, and to 66.18% for the first half of 2017 from 67.51% in the first half of 2016. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

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

The Company’s provision for income taxes was 33% of pre-tax income in the second quarters of 2017 and 2016, and was 31% of pre-tax income in the first half of 2017 relative to 33% in the first half of 2016. While a higher level of tax-exempt muni income and non-taxable BOLI income had an impact, the lower tax accrual rate for the first half of 2017 also resulted from our adoption of ASU 2016-09 effective January 1, 2017, and the subsequent change in accounting methodology associated with the disqualifying disposition of Company shares issued pursuant to the exercise of incentive stock options (ISOs). A disqualifying disposition is an employee’s sale, transfer, or exchange of ISO shares within two years of the date of grant or within one year of the option exercise leading to the issuance of such shares. Prior to January 1, 2017, the favorable tax impact of disqualifying dispositions was recorded directly to equity, whereas it now runs through the income statement as an adjustment to our income tax provision. The adoption of ASU 2016-09 will lead to volatility in our tax provision as the level of disqualifying dispositions fluctuates from quarter to quarter, as witnessed in the first and second quarters of 2017. There were a relatively large number of disqualifying dispositions in the first quarter of 2017, which lowered our tax accrual by $284 thousand but only by $5 thousand in the second quarter of 2017.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $592 million, or 29% of total assets at June 30, 2017, compared to $571 million, or 28% of total assets at December 31, 2016.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances at other banks declined to $13 million at June 30, 2017 from $41 million at December 31, 2016 as excess liquidity was repositioned into longer-term investment securities. The Company’s investment portfolio had a book balance of $580 million at June 30, 2017, reflecting an increase of $49 million, or 9%, for the first six months of 2017. The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for bonds in our investment portfolio was 3.9 years and their average effective duration was 2.9 years at June 30, 2017, with the duration up slightly from 2.6 years at year-end 2016 due to the addition of longer-term municipal bonds.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2017		December 31, 2016

	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies	$25,793	$25,717	$26,926	$26,468
Mortgage-backed securities	414,065	412,745	391,555	387,876
State & political subdivisions	136,554	139,632	114,140	114,193
Equity securities	494	1,487	500	1,546
Total securities	$576,906	$579,581	$533,121	$530,083

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $2.7 million at June 30, 2017, an absolute difference of $5.7 million relative to the net unrealized loss of $3.0 million at December 31, 2016 due primarily to lower long-term interest rates. The balance of US Government agency securities declined by close $1 million, or 3%, during the first six months of 2017 due primarily to bond maturities. Mortgage-backed securities increased by $25 million, or 6%, due to bond purchases and higher market valuations, net of prepayments in the portfolio. Municipal bond balances were also up by over $25 million, or 22%, due to bond purchases and increases in market valuations. All municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio undergo a detailed quarterly analysis for potential impairment. The balance of other securities declined by $59,000, or 4%, due to a lower market value for our marketable equity securities.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $193 million at June 30, 2017 and $194 million at December 31, 2016, leaving $385 million in unpledged debt securities at June 30, 2017 and $335 million at December 31, 2016. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $46 million at June 30, 2017 and $51 million at December 31, 2016.

Loan AND LEASE Portfolio

Despite a drop of $36 million in mortgage warehouse balances, total loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, reflect a net increase of $37 million, or 3%, to $1.299 billion at June 30, 2017 from $1.263 billion at December 31, 2016. A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances in the table are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs. While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	June 30, 2017	December 31, 2016
Real Estate:
1-4 family residential construction	$44,248	$32,417
Other construction/land	47,365	40,650
1-4 family - closed-end	150,192	137,143
Equity lines	41,707	43,443
Multi-family residential	31,063	31,631
Commercial real estate- owner occupied	257,385	253,535
Commercial real estate- non-owner occupied	279,471	244,198
Farmland	136,927	134,480
Total real estate	988,358	917,497
Agricultural	54,436	46,229
Commercial and industrial	118,898	123,595
Mortgage warehouse lines	126,633	163,045
Consumer loans	10,914	12,165
Total loans and leases	$1,299,239	$1,262,531
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	3.41%	2.57%
Other construction/land	3.65%	3.22%
1-4 family - closed-end	11.56%	10.86%
Equity lines	3.21%	3.44%
Multi-family residential	2.39%	2.51%
Commercial real estate- owner occupied	19.81%	20.08%
Commercial real estate- non-owner occupied	21.51%	19.34%
Farmland	10.54%	10.65%
Total real estate	76.08%	72.67%
Agricultural	4.19%	3.66%
Commercial and industrial	9.15%	9.79%
Mortgage warehouse lines	9.75%	12.92%
Consumer loans	0.83%	0.96%
Total loans and leases	100.00%	100.00%

For the first six months of 2017, total real estate loans increased by $71 million, or 8%, due primarily to growth in loans secured by commercial real estate and residential properties, and agricultural production loans were also up by over $8 million, or 18%. Net growth in agricultural loans, especially those secured by farmland, was negatively impacted by the prepayment of a $7 million dairy loan subsequent to the borrower’s sale of land adjacent to the business in the second quarter of 2017. As noted, outstanding balances on mortgage warehouse lines were down $36 million, or 22%, due to a drop in utilization on those lines to 35% at June 30, 2017 from 48% at December 31, 2016. Commercial loan and lease balances reflect a net decline of $5 million, or 4%, due to paydowns in the portfolio, although we are hopeful that our implementation of an online lending platform in the first quarter of 2017 will have a positive impact on commercial loan volume going forward. Consumer loans declined by $1 million, or 10%, but this segment of the portfolio could also eventually be favorably affected by our new online lending solution. The Company’s balance of loan participations purchased was down during the first six months of 2017, to $37 million at June 30, 2017 from $41 million at December 31, 2016, although we continue to actively seek quality loan participations to supplement organic growth.

Management remains focused on loan growth, which combined with stronger economic activity in some of our markets has led to a steady increase in our pipeline of loans in process of approval in recent periods. However, we are still experiencing a relatively high level of prepayments and mortgage warehouse lending is subject to significant fluctuations, thus no assurance can be provided with regard to future growth in aggregate loan balances.

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

Nonperforming Assets and Performing Troubled Debt Restructurings

(dollars in thousands, unaudited)

	June 30, 2017	December 31, 2016	June 30, 2016
NON-ACCRUAL LOANS:
Real Estate:
Other construction/land	$140	$558	$257
1-4 family - closed-end	869	963	446
Equity lines	1,715	1,926	1,630
Commercial real estate- owner occupied	1,310	1,572	2,276
Commercial real estate- non-owner occupied	-	67	235
Farmland	310	39	43
TOTAL REAL ESTATE	4,344	5,125	4,887
Agriculture	-	89	65
Commercial and industrial	988	692	529
Consumer loans	320	459	463
TOTAL NONPERFORMING LOANS	5,652	6,365	5,944

Foreclosed assets	2,141	2,225	2,897
Total nonperforming assets	$7,793	$8,590	$8,841
Performing TDR’s(1)	$13,640	$14,182	$14,716
Nonperforming loans as a % of total gross loans and leases	0.44%	0.50%	0.51%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.60%	0.68%	0.76%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $797,000, or 9%, during the first six months of 2017. Nonperforming loans declined by $713,000, or 11%, while foreclosed assets were down $84,000, or 4%. Non-accruing loan balances secured by real estate comprised $4.3 million, or 77%, of total nonperforming loans at June 30, 2017, and reflect a decline of $781,000 since December 31, 2016 due primarily to principal pay-downs and balances returned to accrual status. The balance of nonperforming loans at June 30, 2017 includes $3.9 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming loans and were classified as such. As shown in the table, we also had $13.6 million in loans classified as performing TDRs for which we were still accruing interest as of June 30, 2017, a reduction of $542,000, or 4%, relative to December 31, 2016.

As noted above, foreclosed assets were reduced by $84,000, or 4%, during the first six months of 2017 due to the sale of certain properties and $75,000 in write-downs on OREO, partially offset by additions totaling $115,000. The balance of foreclosed assets had a carrying value of $2.1 million at June 30, 2017, and was comprised of 11 properties classified as OREO and two mobile homes. At the end of 2016 foreclosed assets totaled just over $2.2 million, also consisting of 11 properties classified as OREO and two mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.60% of gross loans and leases plus foreclosed assets at June 30, 2017, down from 0.68% at December 31, 2016 and 0.76% at June 30, 2016. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was $9.2 million, or 0.71% of gross loans at June 30, 2017, relative to $9.7 million, or 0.77% of gross loans at December 31, 2016. The decline resulted from the charge-off of certain impaired loan balances against previously-established reserves, partially offset by reserves provided for losses inherent in incremental loan balances and unanticipated charge-offs. Moreover, our need for loss reserves has been favorably impacted in recent periods by loan growth in portfolio segments with relatively low historical loss rates, by continued credit quality improvement in the performing loan portfolio in general as loans booked or renewed during or since the great recession have been underwritten using tighter credit criteria, and by acquired loans that were booked at their fair values and thus initially did not necessarily require loss reserves. The ratio of the allowance to nonperforming loans was 163.31% at June 30, 2017, relative to 152.41% at December 31, 2016 and 168.94% at June 30, 2016. A separate allowance of $344,000 for potential losses inherent in unused commitments is included in other liabilities at June 30, 2017.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the three months	For the three months	For the six months	For the six months	For the year
	ended June 30,	ended June 30,	ended June 30,	ended June 30,	ended December 31,
	2017	2016	2017	2016	2016
Balances:
Average gross loans and leases outstanding during period	$1,249,663	$1,084,738	$1,225,078	$1,073,627	$1,153,240
Gross loans and leases outstanding at end of period	$1,299,239	$1,155,262	$1,299,239	$1,155,262	$1,262,531

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,588	$10,030	$9,701	$10,423	$10,423
Provision charged to expense	300	-	300	-	-
Charge-offs
Real Estate
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	-	6	-	6	144
1-4 family - closed-end	-	-	7	97	97
Equity Lines	50	14	50	94	94
Multi-family residential	-	50	-	50	50
Commercial real estate- owner occupied	8	1	87	23	108
Commercial real estate- non-owner occupied	-	-	-	10	469
Farmland	-	-	-	-	-
TOTAL REAL ESTATE	58	71	144	280	962
Agricultural	22	-	22	-	-
Commercial & industrial loans	354	66	384	174	344
Consumer Loans	531	494	1,046	985	1,905
Total	$965	$631	$1,596	$1,439	$3,211
Recoveries
Real Estate
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	-	329	5	329	467
1-4 family - closed-end	2	3	5	4	15
Equity Lines	2	4	4	7	17
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	38	-	38	34	35
Commercial real estate- non-owner occupied	-	-	93	23	449
Farmland	-	-	-	-	-
TOTAL REAL ESTATE	42	336	145	397	983
Agricultural	2	2	5	4	14
Commercial and Industrial	34	39	195	160	477
Consumer Loans	229	266	480	497	1,015
Total	$307	$643	$825	$1,058	$2,489
Net loan charge offs (recoveries)	$658	$(12)	$771	$381	$722
Balance at end of period	$9,230	$10,042	$9,230	$10,042	$9,701

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.21%	-	0.13%	0.07%	0.06%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	0.71%	0.87%	0.71%	0.87%	0.77%
Allowance for Loan Losses to NonPerforming Loans	163.31%	168.94%	163.31%	168.94%	152.41%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	7.13%	-0.12%	8.35%	3.79%	7.44%
Net Loan Charge-offs to Provision for Loan Losses	219.33%	-	257.00%	-	-

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As reflected in the table above, the Company did not record a provision for loan and lease losses during 2016, but a $300,000 provision was required in the second quarter of 2017 to cover net loan growth and to replenish reserves subsequent to unanticipated charge-offs. Net loans charged off against the allowance totaled $771,000 in the first six months of 2017, including a $224,000 overdraft on a business account that did not previously have specifically allocated reserves, compared to $381,000 in the first six months of 2016. Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end. Our allowance for probable losses on specifically identified impaired loans was increased by $43,000, or 3%, during the six months ended June 30, 2017, due to reserves required for certain loans that were downgraded to non-performing status during that period net of the charge-off of losses against the allowance. The allowance for probable losses inherent in non-impaired loans was reduced by $514,000, or 6%, during the first six months of 2017, primarily from the impact of improved credit quality on required reserves, net of reserves provided to accommodate loan growth. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at June 30, 2017 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $584 million at June 30, 2017 and $464 million at December 31, 2016, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 45% of gross loans outstanding at June 30, 2017 and 37% at December 31, 2016, with the increase due primarily to lower utilization on mortgage warehouse lines and an increase in commercial construction loan commitments. The Company also had undrawn letters of credit issued to customers totaling $8 million at June 30, 2017 and $9 million at December 31, 2016. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing an $87 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds. The Company’s balance of non-interest earning cash and due from banks was $64 million at June 30, 2017 and $79 million at December 31, 2016, with the drop due primarily to a lower level of cash items in process of collection. The average balance for the first six months of 2017 was $48 million, relative to an average balance of $43 million for the first six months of 2016. The increase in the average balance in 2017 is largely a function of cash required for the former Coast branches, and for our newer de novo branches.

Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Net premises and equipment was down $455,000, or 2%, during the first six months of 2017, as the result of depreciation. Goodwill was $8 million at June 30, 2017, unchanged for the first half. Other intangible assets were down $214,000, or 8%, during the first six months, due to amortization on core deposit intangibles. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has concluded that no impairment exists as of June 30, 2017. Company owned life insurance, with a balance of $45 million at June 30, 2017, is discussed above in the “Non-Interest Income and Non-Interest Expense” section.

The aggregate balance of “Other assets” was $42.2 million at June 30, 2017, up by $1.5 million, or 4%, for the first six months of 2017. The increase is due to the net addition of $2.5 million to our investment in low-income housing tax credit funds and a $1.9 million increase in our capital commitment to a small business investment corporation, offset in part by a $2.3 million reduction in our net deferred tax asset. At June 30, 2017, the balance of other assets included as its largest components a $9.3 million investment in low-income housing tax credit funds, an $8.7 million investment in restricted stock, a net deferred tax asset of $7.2 million, accrued interest receivable totaling $6.5 million, a $3.2 million investment in a small business investment corporation, and $2.5 million in prepaid current income taxes. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three- and six-month periods ended June 30, 2017 and 2016 is included in the Average Balances and Rates table appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented as of the dates indicated in the following table.

Deposit Distribution

(dollars in thousands, unaudited)

	June 30, 2017	December 31, 2016
Non-interest bearing demand deposits	$557,617	$524,552
Interest bearing demand deposits	161,979	132,586
NOW	379,197	366,238
Savings	232,456	215,693
Money market	119,714	119,417
CDAR’s, under $250,000	-	251
Time, under $250,000	151,773	152,561
Time, $250,000 or more	189,121	184,173
Total deposits	$1,791,857	$1,695,471

Percentage of Total Deposits
Non-interest bearing demand deposits	31.12%	30.94%
Interest bearing demand deposits	9.04%	7.82%
NOW	21.16%	21.60%
Savings	12.97%	12.72%
Money market	6.68%	7.04%
CDAR’s, under $250,000	-	0.01%
Time, under $250,000	8.47%	9.01%
Time, $250,000 or more	10.56%	10.86%
Total	100.00%	100.00%

Total deposit balances reflect net organic growth of $96 million, or 6%, during the first six months of 2017, due primarily to an increase of $92 million, or 7%, in core non-maturity deposits. Despite a drop in in the first quarter, non-interest bearing transaction account balances rebounded in the second quarter due in part to the addition of a few large-balance business accounts, and they reflect net growth of $33 million, or 6%, for the first six months of 2017. In addition, interest-bearing demand deposits were up $29 million, or 22%, NOW accounts increased by $13 million, or 4%, and savings deposits rose by $17 million, or 8%. Total time deposits were up by $4 million, or 1%, as growth in larger time deposits more than offset a slight decline in deposits under $250,000. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth. Our deposit-targeted promotions are still favorably impacting growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although no assurance can be provided with regard to future core deposit increases.

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

Total non-deposit interest-bearing liabilities were reduced by $62 million, or 57%, in the first six months of 2017, due to a drop in FHLB borrowings facilitated by the increase in deposits. There were no overnight borrowings from the FHLB at June 30, 2017 as compared to $65 million at December 31, 2016, and there were no overnight fed funds purchased or advances from the FRB on our books at June 30, 2017 or December 31, 2016. Repurchase agreements totaled $11 million at June 30, 2017, an increase of $3 million relative to their balance at year-end 2016. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. The Company had junior subordinated debentures totaling $34 million at June 30, 2017 and December 31, 2016, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities increased by only $185,000, or 1%, during the first six months of 2017. There were sizeable increases in accruals for capital commitments to low-income housing tax credit funds and a small business investment corporation, but those were largely offset by a lower reserve for income taxes, a seasonal reduction in expense accruals, and lower balances in clearing accounts.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $398 million at June 30, 2017. An additional $96 million in credit is available from the FHLB if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $79 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at June 30, 2017. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2017, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $431 million of the Company’s investment balances, compared to $386 million at December 31, 2016. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $87 million at June 30, 2017. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 63% and 21%, respectively, at June 30, 2017, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at June 30, 2017. Favorable trends in core deposits and relatively high levels of liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

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

We use eight standard interest rate scenarios in conducting our rolling 12-month net interest income simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2017 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$19,489	-$13,391	-$6,278	+$896	+$1,545	+$2,133	+$2,532
% Change	-25.60%	-17.59%	-8.25%	+1.18%	+2.03%	+2.80%	+3.33%

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

If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $896,000, or 1.18%, relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. If interest rates were to decline by 100 basis points, however, net interest income would likely be around $6.278 million lower than in a stable interest rate scenario, for a negative variance of 8.25%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view material interest rate reductions as unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

In addition to the net interest income simulations shown above, we run stress scenarios on the Bank’s balance sheet modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Projected net interest income is roughly $2 million lower in the stable rate scenario if no balance sheet growth is assumed, but the rate-driven variances predicted for net interest income in a static growth environment are similar to the changes noted above for our standard projections. When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining and flat rate scenarios does not change materially relative to standard rate projections, but the benefit we would otherwise experience in rising rate scenarios is diminished and net interest income remains relatively flat or declines slightly.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at projected replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and interest rate and yield curve assumptions are updated.

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of June 30, 2017, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	-$104,667	-$121,769	-$74,555	+$45,787	+$70,729	+$85,699	+$92,989
% Change	-24.25%	-28.21%	-17.27%	+10.61%	+16.38%	+19.85%	+21.54%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve. While still negative relative to the base case, we see a favorable swing in EVE as interest rates drop more than 200 basis points. This is due to the relative durations of our fixed-rate assets and liabilities, combined with the optionality inherent in our balance sheet. As noted previously, however, Management is of the opinion that the potential for a significant rate decline is low. We also run stress scenarios for the Bank’s EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $216.1 million at June 30, 2017, comprised of $73.6 million in common stock, $3.0 million in additional paid-in capital, $138.1 million in retained earnings, and accumulated other comprehensive income of $1.6 million. At the end of 2016, total shareholders’ equity was $205.9 million. The increase of $10.2 million, or 5%, in shareholders’ equity during the first six months of 2017 is from the addition of income, the impact of stock options exercised, and a $3 million absolute increase in accumulated other comprehensive income, net of dividends paid. There were no share repurchases executed by the Company during the quarter.

The Company uses a variety of measures to evaluate its capital adequacy, including risk-based capital and leverage ratios that are calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. The following table sets forth the consolidated Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios

	June 30, 2017	December 31, 2016	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-weighted Assets	14.14%	14.09%	6.50%
Tier 1 Capital to Risk-weighted Assets	16.52%	16.53%	8.00%
Total Capital to Risk-weighted Assets	17.18%	17.25%	10.00%
Tier 1 Capital to Adjusted Average Assets (“Leverage Ratio”)	11.81%	11.92%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-weighted Assets	16.32%	16.26%	6.50%
Tier 1 Capital to Risk-weighted Assets	16.32%	16.26%	8.00%
Total Capital to Risk-weighted Assets	16.98%	16.97%	10.00%
Tier 1 Capital to Adjusted Average Assets (“Leverage Ratio”)	11.67%	11.73%	5.00%

We experienced minimal change in regulatory capital ratios during the first six months of 2017, since the growth rate for risk-based capital was similar to growth in risk-adjusted assets. Our capital ratios remain very strong relative to the median for peer financial institutions, and at June 30, 2017 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

In September of 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans. The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be suspended at any time at Management’s discretion. The Company did not repurchase any shares in the second quarter of 2017, and there were 478,954 authorized shares remaining available for repurchase at June 30, 2017. As of the date of this report, Management has no immediate plans to resume stock repurchase activity.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

Item 5: Other Information

Not applicable

Item 6: Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
2.2	Agreement and Plan of Reorganization and Merger, dated as of January 4, 2016 by and between Sierra Bancorp and Coast Bancorp (2)
2.3	Agreement and Plan of Reorganization and Merger, dated as of April 24, 2017 by and between Sierra Bancorp and OCB Bancorp, as amended by Amendment No. 1 thereto dated May 4, 2017 and Amendment No. 2 thereto dated June 6, 2017 (3)
3.1	Restated Articles of Incorporation of Sierra Bancorp (4)
3.2	Amended and Restated By-laws of the Company (5)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (6)
10.2	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (7)
10.3	Split Dollar Agreement for Kenneth R. Taylor (8)
10.4	Director Retirement Agreement and Split dollar Agreement for Robert Fields (8)
10.5	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (8)
10.6	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (8)
10.7	Director Retirement Agreement and Split dollar Agreement for Albert Berra (8)
10.8	401 Plus Non-Qualified Deferred Compensation Plan (8)
10.9	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (9)
10.10	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (9)
10.11	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (10)
10.12	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (10)
10.13	2007 Stock Incentive Plan (11)
10.14	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (12)
10.15	Salary Continuation Agreement for Kevin J. McPhaill (12)
10.16	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.17	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (13)
10.18	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (14)
10.19	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (15)
10.20	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (15)
10.21	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (15)
10.22	2017 Stock Incentive Plan (16)
11	Statement of Computation of Per Share Earnings (17)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 5, 2016 and incorporated herein by reference.
(3)	Original agreement filed as an exhibit to the Form 8-K filed with the SEC on April 25, 2017 and incorporated herein by reference, and amendments thereto filed as appendices to the proxy statement/prospectus included in the Form S-4/A filed with the SEC on July 24, 2017 and incorporated herein by reference.
(4)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(6)	Filed as Exhibit 10.5 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(8)	Filed as Exhibits 10.10, 10.17 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(9)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(10)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(11)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(13)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(15)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(16)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(17)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 7, 2017	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

August 7, 2017	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

