Form 10-Q
period 2017-09-30
SIERRA BANCORP
filed 2017-11-08
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer:	☒
Non‑accelerated Filer:	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company:	☐
Emerging Growth Company:	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 15,218,740 shares outstanding as of November 1, 2017

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	September 30, 2017	December 31, 2016
ASSETS	(unaudited)	(audited)
Cash and due from banks	$52,358	$79,087
Interest-bearing deposits in banks	2,249	41,355
Total cash & cash equivalents	54,607	120,442
Securities available-for-sale	583,200	530,083
Loans and leases:
Gross loans and leases	1,311,625	1,262,531
Allowance for loan and lease losses	(8,784)	(9,701)
Deferred loan and lease costs, net	2,705	2,924
Net loans and leases	1,305,546	1,255,754
Foreclosed assets	2,674	2,225
Premises and equipment, net	28,373	28,893
Goodwill	8,268	8,268
Other intangible assets, net	2,483	2,803
Company owned life insurance	45,270	43,706
Other assets	47,572	40,699
Total assets	$2,077,993	$2,032,873

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$571,509	$524,552
Interest bearing	1,208,070	1,170,919
Total deposits	1,779,579	1,695,471
Repurchase agreements	8,679	8,094
Federal funds purchased	1,600	—
Short-term borrowings	10,500	65,000
Subordinated debentures, net	34,544	34,410
Other liabilities	24,008	24,020
Total Liabilities	1,858,910	1,826,995

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 13,840,429 and 13,776,589 shares issued and outstanding at September 30, 2017 and
December 31, 2016, respectively	73,668	72,626
Additional paid-in capital	2,940	2,832
Retained earnings	141,870	132,180
Accumulated other comprehensive income (loss), net	605	(1,760)
Total shareholders' equity	219,083	205,878
Total liabilities and shareholder's equity	$2,077,993	$2,032,873

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
Interest and dividend income	2017	2016	2017	2016
Loans and leases, including fees	$16,543	$15,121	$47,349	$41,360
Taxable securities	2,224	1,879	6,385	6,114
Tax-exempt securities	1,002	765	2,739	2,225
Federal funds sold and other	63	29	317	61
Total interest income	19,832	17,794	56,790	49,760
Interest expense
Deposits	1,032	575	2,588	1,573
Short-term borrowings	14	51	34	107
Subordinated debentures	351	261	1,009	663
Total interest expense	1,397	887	3,631	2,343
Net interest income	18,435	16,907	53,159	47,417
Provision for loan losses	—	—	300	—
Net interest income after provision for loan losses	18,435	16,907	52,859	47,417
Non-interest income
Service charges on deposits	2,916	2,686	8,263	7,535
Net gains on sale of securities available-for-sale	918	90	984	212
Other income	2,076	2,215	7,161	6,112
Total non-interest income	5,910	4,991	16,408	13,859
Other operating expense
Salaries and employee benefits	7,478	6,866	22,617	20,355
Occupancy and equipment	2,368	2,063	6,923	5,680
Other	5,599	7,192	16,698	17,280
Total other operating expense	15,445	16,121	46,238	43,315
Income before taxes	8,900	5,777	23,029	17,961
Provision for income taxes	3,158	1,848	7,533	5,911
Net income	$5,742	$3,929	$15,496	$12,050

PER SHARE DATA
Book value	$15.83	$15.12	$15.83	$15.12
Cash dividends	$0.14	$0.12	$0.42	$0.36
Earnings per share basic	$0.41	$0.28	$1.12	$0.90
Earnings per share diluted	$0.41	$0.28	$1.11	$0.89
Average shares outstanding, basic	13,839,111	13,790,107	13,824,173	13,446,567
Average shares outstanding, diluted	14,013,987	13,904,460	14,010,894	13,560,716

Total shareholder equity (in thousands)	$219,083	$208,528	$219,083	$208,528
Shares outstanding	13,840,429	13,789,501	13,840,429	13,789,501
Dividends Paid (in thousands)	$1,937	$1,666	$5,805	$4,851

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income	$5,742	$3,929	$15,496	$12,050
Other comprehensive income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period	(713)	(674)	5,065	3,813
Less: reclassification adjustment for gains included in net income (1)	(918)	(90)	(984)	(212)
Other comprehensive (loss) income, before tax	(1,631)	(764)	4,081	3,601
Income tax expense related to items of other comprehensive income (loss), net of tax	686	362	(1,716)	(1,452)
Other comprehensive income (loss) gain	(945)	(402)	2,365	2,149

Comprehensive income	$4,797	$3,527	$17,861	$14,199

(1)

Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue.  Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2017 and 2016 was $386 thousand and $38 thousand respectively.  Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2017 and 2016 was $414 thousand and $89 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$15,496	$12,050
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(984)	(212)
Gain on sales of loans	(3)	—
Loss on disposal of fixed assets	66	—
(Gain) loss on sale on foreclosed assets	(12)	3
Writedowns on foreclosed assets	75	275
Share-based compensation expense	459	180
Provision for loan losses	300	—
Depreciation and amortization	2,177	1,880
Net amortization on securities premiums and discounts	5,083	5,208
Amortization/(accretion) of discounts for loans acquired and net deferred loan fees	276	(303)
(Increase) decrease in cash surrender value of life insurance policies	(1,188)	249
Amortization of core deposit intangible	320	101
Decrease in interest receivable and other assets	4,004	11,830
Increase in other liabilities	(12)	(8,995)
Deferred income tax (benefit) provision	(336)	1,998
Net cash provided by operating activities	25,721	24,264

Cash flows from investing activities:
Maturities of securities available for sale	1,165	1,195
Proceeds from sales/calls of securities available for sale	22,325	23,753
Purchases of securities available for sale	(151,711)	(103,334)
Principal pay downs on securities available for sale	75,086	72,463
Net purchases of FHLB stock	(235)	(960)
Net increase in loans receivable, net	(50,976)	(31,086)
Purchases of premises and equipment, net	(1,589)	(4,016)
Proceeds from sale premises and equipment	—	1,204
Proceeds from sales of foreclosed assets	99	982
Purchase of company owned life insurance	(376)	(300)
Net increase in partnership investment	(12,132)	(8,338)
Net cash from bank acquisition	—	15,502
Net cash used in investing activities	(118,344)	(32,935)

Cash flows from financing activities:
Increase in deposits	84,108	40,165
Decrease in borrowed funds	(54,500)	(8,200)
Increase in Fed funds purchased	1,600	2,500
Increase (decrease) in repurchase agreements	585	(2,635)
Cash dividends paid	(5,804)	(4,851)
Repurchases of common stock	—	(1,723)
Stock options exercised	799	234
Net cash provided by financing activities	26,788	25,490

(Decrease) increase in cash and due from banks	(65,835)	16,819

Cash and cash equivalents
Beginning of period	120,442	48,623
End of period	$54,607	$65,442

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws.  The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  As of September 30, 2017, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”).  Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements.  References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a full range of retail and commercial banking services in California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities.  The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital.  Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions:  Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October of 2017, subsequent to the reporting date of this 10-Q.  Certain branching activity also occurred after the reporting date, namely the consolidation of our Oxnard loan production office into the Ventura branch (a former Ojai Community Bank location), the acquisition of the Woodlake branch from Citizens Business Bank, and the closure of our Fresno Herndon branch.  We plan to open a new branch on Palm Avenue in Fresno in 2018, in close proximity to the former Herndon Branch but with easier access and superior visibility.  Additional branching activity that has taken place in 2017 includes the opening of a de novo branch in Pismo Beach, California in the third quarter, preceded by the opening of a de novo branch on California Avenue in Bakersfield and the relocation of our Paso Robles branch earlier in the year.  Counting our latest acquisitions and branching activity, as of the filing date of this report the Bank operates 39 full service branches and an online branch, and we maintain ATMs at all branch locations and seven non-branch locations.  Details on our most recent acquisitions are provided in Note 13 to the financial statements, Recent Developments.  In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit.  We were close to $2.1 billion in total assets as of September 30, 2017, and for the past several years have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley.  Total assets surpassed $2.3 billion subsequent to our recent acquisitions.  The Bank’s deposit accounts, which totaled almost $1.8 billion at September 30, 2017, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.  Immediately after the acquisitions, total deposits exceeded $2.0 billion.

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

Note 3 – Current Accounting Developments

In May 2014 the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets.  The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016.  The Company plans to adopt ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach.  Since the guidance does not apply to revenue associated with financial instruments such as loans and investments, which are accounted for under other provisions of GAAP, we do not expect it to impact interest income, our largest component of income.  The Company is currently performing an overall assessment of revenue streams potentially affected by the ASU, including certain deposit related fees and interchange fees, to determine the impact this guidance will have on our consolidated financial statements.

In January 2016 the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance primarily affects the accounting for equity securities with readily determinable fair values, by requiring that the changes in fair value for such securities will be reflected in earnings rather than in other comprehensive income.  The accounting for other financial instruments such as loans, debt securities, and financial liabilities is largely unchanged.  ASU 2016-01 also changes the presentation and disclosure requirements for financial instruments, including a requirement that public business entities use exit pricing when estimating fair values for financial instruments measured at amortized cost for disclosure purposes.  ASU 2016-01 is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Based on Management’s evaluation of the provisions of ASU 2016-01 and the fact that we had no equity positions with readily determinable market values remaining at September 30, 2017, we do not anticipate any impact on our consolidated financial statements upon adoption of ASU 2016-01.

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842).  The intention of this standard is to increase the transparency and comparability around lease obligations.  Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  ASU 2016-02 is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has leases on 21 branch locations and an administrative office building, which are considered operating leases and are not currently reflected in our financial statements.  We expect that these lease agreements will be recognized on our consolidated statements of condition as right-of-use assets and corresponding lease liabilities subsequent to implementing ASU 2016-02, but we are still evaluating the extent to which this will impact our consolidated financial statements.

In March 2016 the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative.  ASU 2016-09 became effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  Accordingly, the Company adopted ASU 2016-09 effective January 1, 2017.  Prior guidance dictated that as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) were to be recorded in equity, and tax deficiencies (“shortfalls”) were to be recorded in equity to the extent of previous windfalls and then to the income statement.  ASU 2016-09 reduced some of the administrative complexities by eliminating the need to track a windfall “pool,” but as we have already experienced, it also increases the volatility of income tax expense.  ASU 2016-09 also removed the requirement to delay recognition of a windfall tax benefit until such time as it reduces current taxes payable.  Under the new guidance, the benefit is recorded when it arises, subject to normal valuation allowance considerations.  This change was applied by us on a modified retrospective basis, as required, with a cumulative-effect adjustment to opening retained earnings.  Furthermore, all tax-related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities.  However, cash paid by an employer when directly withholding shares for tax withholding purposes is classified as a financing activity.  Under the new guidance, entities were permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards.  Forfeitures can be estimated in advance, as required previously, or recognized as they occur.  Estimates are still required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination.  If elected, the change to recognize forfeitures when they occur would have been adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.  We did not elect to recognize forfeitures as they occur, and continue to estimate potential forfeitures in advance.

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost.  This is commonly referred to as the current expected credit losses (“CECL”) methodology.  Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards.  When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense.  Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment.  ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses.  ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value.  As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019.  On the effective date, institutions will apply the new accounting standard as follows:  for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis.  The Company commenced its transition efforts by establishing an implementation team, comprised of the Company’s executive officers and certain other members of our credit administration and finance departments and chaired by our Chief Credit Officer.  Furthermore, after extensive discussion and due diligence, we engaged an external vendor to assist in our calculation of potential required reserves utilizing the CECL methodology and help validate our current reserving methodology.  A preliminary evaluation indicates that the provisions of ASU 2016-13 will likely have a material impact on our consolidated financial statements, particularly the level of our allowance for credit losses and shareholders’ equity.  While the potential extent of that impact has not yet been definitively determined, initial estimates indicate that our allowance for loan and lease losses could increase to as much as two times current levels if utilizing a discounted cash flow methodology with forecasting.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2017 and 2016, cash paid for interest due on interest-bearing liabilities was $3.645 million and $2.362 million, respectively.  There was $6.497 million in cash paid for income taxes during the nine months ended September 30, 2017, and $2.900 million for the nine months ended September 30, 2016.  Assets totaling $648,000 and $847,000 were acquired in settlement of loans for the nine months ended September 30, 2017 and September 30, 2016, respectively.  We received $99,000 in cash from the sale of foreclosed assets during the first nine months of 2017 relative to $837,000 during the first nine months of 2016, which represents sales proceeds less loans (if any) extended to finance such sales.

Note 5 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders.  The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017.  Options to purchase 492,240 shares that were granted under the 2007 Plan were still outstanding as of September 30, 2017, and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan is 850,000 shares; no awards have yet been granted under the 2017 Plan.  The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option granted is reflected in our income statement as employee compensation or directors’ expense by expensing its fair value as of the grant date in the case of immediately vested options, or by amortizing its grant date fair value over the vesting period for options with graded vesting.  The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense.  Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting.  A pre-tax charge of $18,000 was reflected in the Company’s income statement during the third quarter of 2017 and $11,000 was charged during the third quarter of 2016, as expense related to stock options.  For the first three quarters, the charges totaled $460,000 in 2017 and $180,000 in 2016.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period.  There were 13,839,111 weighted average shares outstanding during the third quarter of 2017, and 13,790,107 during the third quarter of 2016.  There were 13,824,173 weighted average shares outstanding during the first nine months of 2017, and 13,446,567 during the first nine months of 2016.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options.  For the third quarter of 2017, calculations under the treasury stock method resulted in the equivalent of 174,876 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 120,700 stock options were excluded from the calculation because they were underwater and thus anti-dilutive.  For the third quarter of 2016 the equivalent of 114,353 shares were added in calculating diluted earnings per share, while 146,900 anti-dilutive stock options were not factored into the computation.  Likewise, for the first nine months of 2017 the equivalent of 186,721 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 120,700 stock options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 114,149 shares and non-inclusion of 196,900 anti-dilutive options in calculating diluted earnings per share for first nine months of 2016.

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

Note 8 – Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off‑balance‑sheet risk in the normal course of business.  Those financial instruments currently consist of unused commitments to extend credit and standby letters of credit.  They involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by counterparties for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and issuing letters of credit as it does for originating loans included on the balance sheet.  The following financial instruments represent off‑balance‑sheet credit risk (dollars in thousands):

	September 30, 2017	December 31, 2016
Commitments to extend credit	$639,177	$463,923
Standby letters of credit	$7,936	$8,582

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

At September 30, 2017, the Company was also utilizing a letter of credit in the amount of $86 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans which are pledged to the FHLB by the Company.

Note 9 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require all entities to disclose in their financial statement footnotes the estimated fair values of financial instruments for which it is practicable to estimate such.  In addition to disclosure requirements, FASB’s standard on investments requires that our debt securities which are classified as available for sale and any equity securities that have readily determinable fair values be measured and reported at fair value in our statement of financial position.  Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value.  FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but we have not elected the fair value option for any of those financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to those instruments.  In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in determining those estimates.  Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision.  Changes in assumptions could significantly alter the fair values presented.  The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at September 30, 2017 and December 31, 2016:

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	September 30, 2017
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$54,607	$54,610	$—	$—	$54,610
Investment securities available for sale	583,200	—	583,200	—	583,200
Loans and leases, net held for investment	1,305,507	—	1,317,560	—	1,317,560
Collateral dependent impaired loans	39	—	39	—	39
Cash surrender value of life insurance policies	45,270	—	45,270	—	45,270
Other investments	8,741	—	8,741	—	8,741
Accrued interest receivable	6,676	—	6,676	—	6,676

Financial liabilities:
Deposits:
Noninterest-bearing	$571,509	$571,509	$—	$—	$571,509
Interest-bearing	1,208,070	—	1,207,808	—	1,207,808
Fed funds purchased and repurchase agreements	10,279	—	10,279	—	10,279
Short-term borrowings	10,500	—	10,500	—	10,500
Subordinated debentures	34,544	—	24,095	—	24,095
Accrued interest payable	175	—	175	—	175

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$639,177
Standby letters of credit	7,936

	December 31, 2016
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$120,442	$120,442	$—	$—	$120,442
Investment securities available for sale	530,083	1,546	528,537	—	530,083
Loans and leases, net held for investment	1,255,348	—	1,266,447	—	1,266,447
Collateral dependent impaired loans	406	—	406	—	406
Cash surrender value of life insurance policies	43,706	—	43,706	—	43,706
Other investments	8,506	—	8,506	—	8,506
Accrued interest receivable	6,354	—	6,354	—	6,354

Financial liabilities:
Deposits:
Noninterest-bearing	$524,552	$524,552	$—	$—	$524,552
Interest-bearing	1,170,919	—	1,171,188	—	1,171,188
Fed funds purchased and repurchase agreements	8,094	—	8,094	—	8,094
Short-term borrowings	65,000	—	65,000	—	65,000
Subordinated debentures	34,410	—	22,633	—	22,633
Accrued interest payable	188	—	188	—	188

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$463,923
Standby letters of credit	8,582

For financial asset categories that were actually reported at fair value as of September 30, 2017 and December 31, 2016, the Company used the following methods and significant assumptions:

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

•

Foreclosed assets:  Repossessed real estate (known as other real estate owned, or “OREO”) and other foreclosed assets are carried at the lower of cost or fair value.  Fair value is the appraised value less expected selling costs for OREO and some other assets such as mobile homes; fair values for any other foreclosed assets are represented by estimated sales proceeds as determined using reasonably available sources.  Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals.  Fair values for other foreclosed assets are adjusted as necessary, subsequent to a periodic re-evaluation of expected cash flows and the timing of resolution.  If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at September 30, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
US Government agencies	$—	$24,422	$—	$24,422	$—
Mortgage-backed securities	—	417,038	—	417,038	—
State and political subdivisions	—	141,740	—	141,740	—
Equity securities	—	—	—	—	—

Total available-for-sale securities	$—	$583,200	$—	$583,200	$—

	Fair Value Measurements at December 31, 2016, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
US Government agencies	$—	$26,468	$—	$26,468	$—
Mortgage-backed securities	—	387,876	—	387,876	—
State and political subdivisions	—	114,193	—	114,193	—
Equity securities	1,546	—	—	1,546	—

Total available-for-sale securities	$1,546	$528,537	$—	$530,083	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at September 30, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	12	—	12
Equity lines	—	14	—	14
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	26	—	26
Agriculture	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	13	—	13
Total impaired loans	—	39	—	39
Foreclosed assets	$—	$2,674	$—	$2,674
Total assets measured on a nonrecurring basis	$—	$2,713	$—	$2,713

	Fair Value Measurements at December 31, 2016, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	281	—	281
Commercial real estate - non-owner occupied	—	67	—	67
Farmland	—	—	—	—
Total real estate	—	348	—	348
Agriculture	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	58	—	58
Total impaired loans	—	$406	—	406
Foreclosed assets	$—	$2,225	$—	$2,225
Total assets measured on a nonrecurring basis	$—	$2,631	$—	$2,631

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

The amortized cost and estimated fair value of investment securities available-for-sale are as follows:

Amortized Cost And Estimated Fair Value
(dollars in thousands, unaudited)

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government agencies	$24,574	$112	$(264)	$24,422
Mortgage-backed securities	418,961	1,416	(3,339)	417,038
State and political subdivisions	138,621	3,401	(282)	141,740
Equity securities	—	—	—	—
Total securities	$582,156	$4,929	$(3,885)	$583,200

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government agencies	$26,926	$48	$(506)	$26,468
Mortgage-backed securities	391,555	1,492	(5,171)	387,876
State and political subdivisions	114,140	1,519	(1,466)	114,193
Equity securities	500	1,046	—	1,546
Total securities	$533,121	$4,105	$(7,143)	$530,083

At September 30, 2017 and December 31, 2016, the Company had 329 securities and 431 securities, respectively, with gross unrealized losses.  Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary.  Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	September 30, 2017
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
US Government agencies	$(136)	$12,379	$(128)	$4,512
Mortgage-backed securities	(1,906)	231,968	(1,433)	79,052
State and political subdivisions	(120)	13,042	(162)	7,018
Total	$(2,162)	$257,389	$(1,723)	$90,582

	December 31, 2016
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
US Government agencies	$(500)	$21,056	$(6)	$711
Mortgage-backed securities	(4,303)	271,276	(868)	43,570
State and political subdivisions	(1,466)	49,195	—	—
Total	$(6,269)	$341,527	$(874)	$44,281

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)
(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Proceeds from sales, calls and maturities of securities available for sale	$5,865	$19,723	$23,490	$24,948
Gross gains on sales, calls and maturities of securities available for sale	$918	$90	$1,024	$250
Gross losses on sales, calls and maturities of securities available for sale	—	—	(40)	(38)
Net gains on sale of securities available for sale	$918	$90	$984	$212

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2017 and December 31, 2016 are shown below, grouped by the remaining time to contractual maturity dates.  The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)	September 30, 2017
	Amortized Cost	Fair Value
Maturing within one year	$7,657	$7,736
Maturing after one year through five years	252,046	252,582
Maturing after five years through ten years	44,786	45,702
Maturing after ten years	75,744	76,935

Securities not due at a single maturity date:
US Government agencies collateralized by mortgage obligations	201,923	200,245
Other securities	-	-
	$582,156	$583,200

	December 31, 2016
	Amortized Cost	Fair Value
Maturing within one year	$8,488	$8,573
Maturing after one year through five years	260,387	259,535
Maturing after five years through ten years	50,823	50,687
Maturing after ten years	47,132	46,190

Securities not due at a single maturity date:
US Government agencies collateralized by mortgage obligations	165,791	163,552
Other securities	500	1,546
	$533,121	$530,083

At September 30, 2017, the Company’s investment portfolio included 330 “muni” bonds issued by government municipalities and agencies located within 32 different states, with an aggregate fair value of $142 million.  The largest exposure to any single municipality or agency was a combined $2.588 million (fair value) in general obligation bonds issued by the Lindsay (CA) Unified School District.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location
(dollars in thousands, unaudited)	September 30, 2017		December 31, 2016
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$32,352	$32,826	$20,170	$19,875
California	26,677	27,638	25,457	25,799
Washington	13,108	13,392	5,928	5,970
Ohio	9,355	9,464	9,412	9,324
Illinois	8,388	8,565	9,873	9,871
Other (21 states)	24,236	24,831	22,637	22,698
Total General Obligation Bonds	114,116	116,716	93,477	93,537

Revenue bonds
State of issuance
Texas	7,105	7,248	5,727	5,702
California	1,029	1,046	1,283	1,298
Washington	2,108	2,177	1,302	1,299
Ohio	—	—	261	261
Illinois	284	290	287	284
Other (12 states)	13,979	14,263	11,803	11,812
Total Revenue Bonds	24,505	25,024	20,663	20,656

Total Obligations of States and Political Subdivisions	$138,621	$141,740	$114,140	$114,193

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

Revenue Bonds by Type
(dollars in thousands, unaudited)	September 30, 2017		December 31, 2016
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$7,236	$7,362	$4,788	$4,722
Sales Tax	2,963	3,005	2,981	2,927
College & University	2,619	2,710	3,401	3,472
Lease	2,320	2,387	3,119	3,123
Local Housing	1,535	1,552	168	167
Other (13 sources)	7,832	8,008	6,206	6,245
Total Revenue Bonds	$24,505	$25,024	$20,663	$20,656

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

As of September 30, 2017 our total LIHTC investment book balance was $8.9 million, which includes $3.5 million in remaining commitments for additional capital contributions.  There were $533,000 in tax credits derived from our LIHTC investments that were recognized during the nine months ended September 30, 2017, and amortization expense of $837,000 associated with those investments was netted against pre-tax non-interest income for the same time period.  Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)	September 30, 2017
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$53,035	$—	$—	$—	$53,035
Other construction/land	46,317	281	—	562	47,160
1-4 family - closed end	148,652	626	794	4,862	154,934
Equity lines	33,411	3,555	538	4,618	42,122
Multi-family residential	31,020	—	—	394	31,414
Commercial real estate - owner occupied	253,912	4,343	2,766	1,844	262,865
Commercial real estate - non-owner occupied	275,251	4,464	3,154	1,668	284,537
Farmland	143,742	996	515	297	145,550
Total real estate	985,340	14,265	7,767	14,245	1,021,617

Agricultural	48,663	652	—	—	49,315
Commercial and industrial	98,822	10,539	679	1,325	111,365
Mortgage warehouse	119,031	—	—	—	119,031
Consumer loans	8,609	320	68	1,300	10,297
Total gross loans and leases	$1,260,465	$25,776	$8,514	$16,870	$1,311,625

	December 31, 2016
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$32,417	$—	$—	$—	$32,417
Other construction/land	38,699	888	—	1,063	40,650
1-4 family - closed end	129,726	624	403	6,390	137,143
Equity lines	35,159	3,165	698	4,421	43,443
Multi-family residential	31,058	—	—	573	31,631
Commercial real estate - owner occupied	243,366	4,991	2,892	2,286	253,535
Commercial real estate - non-owner occupied	233,584	5,597	3,220	1,797	244,198
Farmland	132,613	1,020	808	39	134,480
Total real estate	876,622	16,285	8,021	16,569	917,497

Agricultural	45,249	891	—	89	46,229
Commercial and industrial	107,404	13,186	732	2,273	123,595
Mortgage warehouse	163,045	—	—	—	163,045
Consumer loans	10,303	191	9	1,662	12,165
Total gross loans and leases	$1,202,623	$30,553	$8,762	$20,593	$1,262,531

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets.  The Company’s foreclosed assets can include mobile homes and/or OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale.  Foreclosed assets totaled $2.674 million at September 30, 2017, which includes one single-family residential property with a carrying value of $51,000 and two relatively low-value mobile homes, and $2.225 million at December 31, 2016, which includes two relatively low-value mobile homes but no single-family residential properties.

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

Loan Portfolio Aging

(dollars in thousands, unaudited)	September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$53,035	$53,035	$—
Other construction/land	—	—	—	—	47,160	47,160	83
1-4 family - closed end	298	90	540	928	154,006	154,934	886
Equity lines	334	—	203	537	41,585	42,122	893
Multi-family residential	—	—	—	—	31,414	31,414	—
Commercial real estate - owner occupied	191	—	114	305	262,560	262,865	1,148
Commercial real estate - non-owner occupied	—	—	—	—	284,537	284,537	—
Farmland	—	—	—	—	145,550	145,550	297
Total real estate	823	90	857	1,770	1,019,847	1,021,617	3,307

Agricultural	—	—	—	—	49,315	49,315	—
Commercial and industrial	463	—	519	982	110,383	111,365	734
Mortgage warehouse lines	—	—	—	—	119,031	119,031	—
Consumer	206	15	—	221	10,076	10,297	77
Total gross loans and leases	$1,492	$105	$1,376	$2,973	$1,308,652	$1,311,625	$4,118

(1)	As of September 30, 2017 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

	December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$32,417	$32,417	$—
Other construction/land	—	—	—	—	40,650	40,650	558
1-4 family - closed end	99	23	575	697	136,446	137,143	963
Equity lines	397	—	320	717	42,726	43,443	1,926
Multi-family residential	—	—	—	—	31,631	31,631	—
Commercial real estate - owner occupied	338	—	28	366	253,169	253,535	1,572
Commercial real estate - non-owner occupied	—	—	—	—	244,198	244,198	67
Farmland	—	—	—	—	134,480	134,480	39
Total real estate	834	23	923	1,780	915,717	917,497	5,125

Agricultural	—	—	89	89	46,140	46,229	89
Commercial and industrial	168	3	292	463	123,132	123,595	692
Mortgage warehouse lines	—	—	—	—	163,045	163,045	—
Consumer	94	9	52	155	12,010	12,165	459
Total gross loans and leases	$1,096	$35	$1,356	$2,487	$1,260,044	$1,262,531	$6,365

(1)	As of December 31, 2016 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession.  At September 30, 2017, the Company had a total of $14.3 million in TDRs, including $1.6 million in TDRs that were on non-accrual status.  Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms.  However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification.  Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status.  Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease.  The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)	Three months ended September 30, 2017
	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real Estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	250	250
Equity lines	40	—	96	136
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	529	—	—	529
Farmland	—	—	—	—
Total real estate loans	569	—	346	915
Commercial and industrial	—	—	—	—
Consumer loans	7	—	—	7
	$576	$—	$346	$922

	Three months ended September 30, 2016
	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real Estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	178	178
Equity lines	135	—	97	232
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Farmland	—	—	258	258
Total real estate loans	135	—	533	668
Commercial and industrial	—	—	—	—
Consumer loans	5	—	—	5
	$140	$—	$533	$673

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)	Nine months ended September 30, 2017
	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real Estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	340	340
Equity lines	643	—	96	739
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	529	—	—	529
Farmland	—	—	—	—
Total real estate loans	1,172	—	436	1,608
Commercial and industrial	15	—	—	15
Consumer loans	7	—	—	7
	$1,194	$—	$436	$1,630

	Nine months ended September 30, 2016
	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real Estate:
Other construction/land	$17	$—	$—	$17
1-4 family - closed-end	—	547	437	984
Equity lines	1,415	—	97	1,512
Multi-family residential	—	—	132	132
Commercial real estate - owner occupied	—	—	266	266
Farmland	—	—	258	258
Total real estate loans	1,432	547	1,190	3,169
Commercial and industrial	—	—	—	—
Consumer loans	25	—	60	85
	$1,457	$547	$1,250	$3,254

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)	Three months ended September 30, 2017

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real Estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	3	250	250	—	8
Equity lines	2	136	136	3	2
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	529	529	—	6
Farmland	0	—	—	—	—
Total real estate loans		915	915	3	16

Commercial and industrial	0	—	—	—	—
Consumer loans	1	7	7	—	2
		$922	$922	$3	$18

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended September 30, 2016

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real Estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	3	178	178	41	80
Equity lines	3	232	232	15	17
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	1	258	258	(26)	-
Total real estate loans		668	668	30	97

Commercial and industrial	0	—	—	—	—
Consumer loans	1	4	5	—	—
		$672	$673	$30	$97

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

Troubled Debt Restructurings

(dollars in thousands, unaudited)	Nine months ended September 30, 2017

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real Estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	6	340	340	32	12
Equity lines	7	739	739	85	25
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	529	529	—	6
Farmland	0	—	—	—	—
Total real estate loans		1,608	1,608	117	43

Commercial and industrial	1	15	15	—	—
Consumer loans	1	7	7	—	2
		$1,630	$1,630	$117	$45

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Nine months ended September 30, 2016

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real Estate:
Other construction/land	1	$17	$17	$—	$2
1-4 family - closed-end	8	984	984	116	107
Equity lines	13	1,512	1,512	(27)	46
Multi-family residential	1	132	132	—	6
Commercial real estate - owner occupied	1	266	266	—	4
Farmland	1	258	258	(26)	—
Total real estate loans		3,169	3,169	63	165

Commercial and industrial	0	—	—	—	—
Consumer loans	4	84	85	(7)	6
		$3,253	$3,254	$56	$171

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three- or nine-month periods ended September 30, 2017 and 2016, respectively.

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

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)	September 30, 2017
	Unpaid Principal Balance	Carrying Value
Real estate secured	$254	$37
Commercial and industrial	8	-
Total purchased credit impaired loans	$262	$37

	December 31, 2016
	Unpaid Principal Balance	Carrying Value
Real estate secured	$712	$47
Commercial and industrial	23	—
Total purchased credit impaired loans	$735	$47

An allowance for loan losses totaling $130,000 was allocated for PCI loans as of September 30, 2017, as compared to $58,000 at December 31, 2016.  We also recorded approximately $6,000 in discount accretion on PCI loans during the nine months ended September 30, 2017.

Note 12 – Allowance for Loan and Lease Losses

The Company’s allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses.  The allowance is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified impaired loans, as well as probable incurred losses inherent in the remaining loan portfolio.  Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off.  We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it to that level at least quarterly.  Pursuant to our methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan.  A specific loss allowance is created for each impaired loan, if necessary.

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated.  Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such.  Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $886,000 at September 30, 2017 and $1.048 million at December 31, 2016.

Impaired Loans
(dollars in thousands, unaudited)	September 30, 2017
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
Other construction/land	$688	$533	$31	$772	$33
1-4 family - closed-end	6,108	4,160	88	6,933	314
Equity lines	4,404	4,318	327	4,550	113
Multi-family residential	394	394	30	412	17
Commercial real estate- owner occupied	519	400	136	524	30
Commercial real estate- non-owner occupied	1,815	1,668	34	1,907	95
Total real estate	13,928	11,473	646	15,098	602
Agriculture	—	—	—	—	—
Commercial and industrial	739	707	170	1,826	74
Consumer loans	1,280	1,270	230	1,461	75
	15,947	13,450	1,046	18,385	751
With no related allowance recorded
Real Estate:
Other construction/land	29	29	—	34	—
1-4 family - closed-end	760	702	—	828	2
Equity lines	329	300	—	333	—
Commercial real estate- owner occupied	1,445	1,444	—	1,808	8
Commercial real estate- non-owner occupied	10	—	—	28	—
Farmland	297	297	—	328	—
Total real estate	2,870	2,772	—	3,359	10
Agriculture	132	—	—	397	—
Commercial and industrial	619	618	—	854	—
Consumer loans	155	30	—	238	—
	3,776	3,420	—	4,848	10
Total	$19,723	$16,870	$1,046	$23,233	$761

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans
(dollars in thousands, unaudited)	December 31, 2016
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
Other construction/land	$854	$699	$20	$624	$14
1-4 family - closed-end	7,730	5,783	163	8,008	462
Equity lines	3,991	3,906	214	4,110	49
Multi-family residential	573	573	7	588	50
Commercial real estate- owner occupied	1,287	1,287	49	1,641	14
Commercial real estate- non-owner occupied	1,877	1,730	35	1,969	131
Total real estate	16,312	13,978	488	16,940	720
Agriculture	24	24	24	24	—
Commercial and industrial	2,211	2,211	608	2,652	99
Consumer loans	1,633	1,633	287	1,847	94
	20,180	17,846	1,407	21,463	913
With no related allowance recorded
Real Estate:
Other construction/land	364	364	—	374	27
1-4 family - closed-end	666	607	—	685	3
Equity lines	544	515	—	550	—
Commercial real estate- owner occupied	999	999	—	1,773	98
Commercial real estate- non-owner occupied	77	67	—	85	—
Farmland	39	39	—	50	—
Total real estate	2,689	2,591	—	3,517	128
Agriculture	65	65		65
Commercial and industrial	62	62	—	277	—
Consumer loans	148	29	—	238	—
	2,964	2,747	—	4,097	128
Total	$23,144	$20,593	$1,407	$25,560	$1,041

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral.   If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage.  If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required.  At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available.  We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends.  Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required.  The specific loss allowance is adjusted, as necessary, once a new appraisal is received.  Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired.  Current appraisals were available or in process for all of the Company’s impaired real estate loan balances at September 30, 2017.  Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss.  All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable.  Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired.  Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics.  At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings.  While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience.  Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date.  Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values.  Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries.  Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.  The total general reserve established for probable incurred losses on unimpaired loans was $7.738 million at September 30, 2017.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended September 30, 2017, although in recognition of relatively low loan loss rates in recent periods upward adjustments have been made to certain qualitative factor multipliers.  As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces.  We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.  In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes.  Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)	Three months ended September 30, 2017
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4,104	$243	$3,452	$1,149	$282	$9,230
Charge-offs	(1)	(132)	(192)	(561)	—	(886)
Recoveries	69	—	87	284	—	440
Provision	369	108	(568)	315	(224)	—
Ending Balance	$4,541	$219	$2,779	$1,187	$58	$8,784

	Nine months ended September 30, 2017
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$3,548	$209	$4,279	$1,208	$457	$9,701
Charge-offs	(146)	(154)	(576)	(1,606)	—	(2,482)
Recoveries	214	5	282	764	—	1,265
Provision	925	159	(1,206)	821	(399)	300

Ending Balance	$4,541	$219	$2,779	$1,187	$58	$8,784

Reserves:
Specific	$646	$—	$170	$230	$—	$1,046
General	3,895	219	2,609	957	58	7,738

Ending Balance	$4,541	$219	$2,779	$1,187	$58	$8,784

Loans evaluated for impairment:
Individually	$14,245	$—	$1,325	$1,300	$—	$16,870
Collectively	1,007,372	49,315	229,071	8,997		1,294,755

Ending Balance	$1,021,617	$49,315	$230,396	$10,297	$—	$1,311,625

	Year ended December 31, 2016
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4,783	$722	$2,533	$1,263	$1,122	$10,423
Charge-offs	(962)	—	(344)	(1,905)	—	(3,211)
Recoveries	983	14	477	1,015	—	2,489
Provision	(1,256)	(527)	1,613	835	(665)	—
Ending Balance	$3,548	$209	$4,279	$1,208	$457	$9,701

Reserves:
Specific	$488	$24	$608	$287	$—	$1,407
General	3,060	185	3,671	921	457	8,294
Ending Balance	$3,548	$209	$4,279	$1,208	$457	$9,701

Loans evaluated for impairment:
Individually	$16,569	$89	$2,273	$1,662	$—	$20,593
Collectively	900,928	46,140	284,367	10,503	—	1,241,938
Ending Balance	$917,497	$46,229	$286,640	$12,165	$—	$1,262,531

Note 13 – Recent Developments

On April 24, 2017, the Company announced the signing of a definitive agreement to acquire OCB Bancorp (“Ojai”), the holding company for Ojai Community Bank, and the transaction was completed on October 1, 2017.  Immediately following the acquisition, Ojai Community Bank was merged with and into Bank of the Sierra.  Ojai Community Bank had its head office in Ojai, and branch offices in Ventura, Santa Paula, and Santa Barbara, conducting business in the respective communities as Ventura Community Bank, Santa Paula Community Bank, and Santa Barbara Community Bank.  Those locations are now being operated as our branch offices under the Bank of the Sierra name, but it should be noted that we plan to consolidate Ojai’s former Santa Paula office into our Santa Paula branch in early 2018.  The aggregate consideration tendered by the Company in its acquisition of OCB Bancorp consisted of 1.376 million shares of Sierra Bancorp common stock, approximately $1.2 million in cash in lieu of shares for certain convertible debt and unexercised stock options, and a nominal amount of cash for fractional shares.  One-time acquisition costs are expected to add $2.5 million to $3.0 million to the Company’s pre-tax non-interest expense, primarily in 2017.  At the merger date the Ojai acquisition contributed approximately $220 million to the Company’s outstanding loan balances, over $5 million to investment securities, and $231 million to total deposits.  In accordance with GAAP, assets and liabilities will be reflected on the Company’s books at their estimated fair values and there was no carryover of the allowance for loan losses that had previously been recorded by Ojai.  The Company will also record a deferred income tax asset, goodwill, and a core deposit intangible (“CDI”) in conjunction with the acquisition, although those amounts have not yet been definitively determined.  Goodwill represents the excess of consideration transferred over the fair values of the identifiable net assets acquired; it is not amortized but could be written down if deemed to be impaired at some point.  The CDI is essentially the premium paid for core deposits over the fair value of those deposits, and it will be amortized on a straight line basis over eight years commencing at the date of acquisition.  Goodwill and core deposit intangibles are not deductible for income tax purposes.

On July 5, 2017, Bank of the Sierra, the banking subsidiary of Sierra Bancorp, entered into an agreement with Citizens Business Bank, the banking subsidiary of CVB Financial Corp., to acquire the Citizens branch located in Woodlake, California.  The transaction closed on November 3, 2017, and the Woodlake branch is now being operated as a full-service branch of Bank of the Sierra.  Woodlake branch deposits totaled approximately $26 million at the acquisition date, consisting largely of non-maturity deposits.  Bank of the Sierra already had a number of deposits in the Woodlake zip code that are domiciled at nearby branches, and this branch purchase is intended to enhance the level of service for those customers as well as provide additional core deposits for the Bank.  The acquisition also included the purchase of the Woodlake branch building, the real property on which the building is located, and certain other equipment and fixed assets at their aggregate fair value of $500,000.

The Company acquired Coast Bancorp (“Coast”), the holding company for Coast National Bank, on July 8, 2016, and immediately following the acquisition, Coast National Bank was merged with and into Bank of the Sierra.  Coast National Bank was a community bank with branch offices in San Luis Obispo, Paso Robles, and Arroyo Grande, and a loan production office in Atascadero, California.  Shortly after transaction closing, the Atascadero location was converted into a full-service branch office.  At the acquisition date, the fair value of Coast’s loans totaled $94 million and deposits totaled $129 million.  The acquisition also involved $7 million in trust preferred securities, which were booked by the Company at their initial fair value of $3.4 million.  This acquisition had, and will continue to have, a material impact on comparative 2017 and 2016 average balances and associated income and expense.  Furthermore, one-time acquisition costs added over $2.4 million to the Company’s pre-tax non-interest expense in 2016.

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties.  Words such as “expects”, “anticipates”, “believes”, “projects”, and “estimates” or variations of such words and similar expressions are intended to identify forward-looking statements.  These statements are based on certain underlying assumptions and are not guarantees of future performance, as they could be impacted by a number of potential risks and developments that cannot be predicted with any degree of certainty.  Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Third Quarter 2017 compared to Third Quarter 2016

Net income for the quarter ended September 30, 2017 was $5.742 million, representing an increase of $1.813 million, or 46%, relative to net income of $3.929 million for the quarter ended September 30, 2016.  Basic and diluted earnings per share for the third quarter of

2017 were both $0.41, compared to $0.28 basic and diluted earnings per share for the third quarter of 2016.  The Company’s annualized return on average equity was 10.45% and annualized return on average assets was 1.10% for the quarter ended September 30, 2017, compared to 7.50% and 0.81%, respectively, for the quarter ended September 30, 2016.  The primary drivers behind the variance in third quarter net income are as follows:

•

Net interest income was up by $1.528 million, or 9%, due to growth in average interest-earning assets totaling $142 million, or 8%, as well as improvement of four basis points in our net interest margin.

•

Total non-interest income increased by $919,000, or 18%, due to a $918,000 gain realized on the sale of certain investment securities in the third quarter of 2017.  An increase in deposit service charges was largely offset by a net drop in other non-interest income.

•

Total non-interest expense fell by $676,000, or 4%, due to lower nonrecurring acquisition costs, which totaled $424,000 in the third quarter of 2017 relative to $1.695 million in the third quarter of 2016.  This favorable variance was partially offset by other large variances within non-interest expense, including an increase of $612,000, or 9%, in personnel costs.  Fluctuations in operating costs are discussed in greater detail in the “Non-Interest Income and Non-Interest Expense” section of this Management Discussion and Analysis.

•

While pre-tax income increased by 54%, net income reflects a lower percentage increase due to a higher income tax accrual rate.  The Company’s provision for income taxes increased to 35% of pre-tax income in the third quarter of 2017 from 32% in the third quarter of 2016, due primarily to higher taxable income and a declining level of tax credits.

First Nine Months of 2017 compared to First Nine Months of 2016

Net income for the first nine months of 2017 was $15.496 million, representing an increase of $3.446 million, or 29%, relative to net income of $12.050 million for the first nine months of 2016.  Basic and diluted earnings per share for the first nine months of 2017 were $1.12 and $1.11, respectively, compared to $0.90 basic earnings per share and $0.89 diluted earnings per share for the first nine months of 2016.  The Company’s annualized return on average equity was 9.70% and annualized return on average assets was 1.02% for the nine months ended September 30, 2017, compared to a return on equity of 8.08% and return on assets of 0.89% for the nine months ended September 30, 2016.  The primary drivers behind the variance in year-to-date net income are as follows:

•	Net interest income increased $5.742 million, or 12%, due to the positive impact of a $202 million increase in average interest-earning assets resulting in part from the Coast acquisition in 2016.
•	The year-to-date comparison was impacted by a $300,000 loan loss provision that was recorded in the second quarter of 2017, the first such provision since the third quarter of 2014.
•

Total non-interest income was up $2.549 million, or 18%, due to an increase of $772,000 in investment gains, a $728,000 increase in service charges on deposits, a $447,000 increase in bank-owned life insurance (BOLI) income, and a $602,000 increase in other non-interest income.

•

Total non-interest expense increased by $2.923 million, or 7%, due in large part to ongoing operating expenses associated with the Coast acquisition and recent branch openings; other significant variances are detailed below in the “Non-Interest Income and Non-Interest Expense” section of this Management Discussion and Analysis.

Financial Condition Summary

September 30, 2017 relative to December 31, 2016

The Company’s assets totaled $2.078 billion at September 30, 2017, relative to $2.033 billion at December 31, 2016.  Total liabilities were $1.859 billion at September 30, 2017 compared to $1.827 billion at the end of 2016, and shareholders’ equity totaled $219 million at September 30, 2017 compared to $206 million at December 31, 2016.  The following provides a summary of key balance sheet changes during the first nine months of 2017:

•	Cash balances were down $66 million, or 55%, including a $27 million reduction in non-earning balances.
•	Investment securities were up $53 million, or 10%, due in part to the longer-term investment of cash balances.
•

Gross loans increased by $49 million, or 4%, due to strong organic growth in real estate loans and agricultural production loans.  Loan growth would have been greater if not for the payoff of sizeable agricultural and commercial loans, and a drop of $44 million in mortgage warehouse loans.

•

Total nonperforming assets, namely non-accrual loans and foreclosed assets, were reduced by almost $2 million, or 21%.  The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 0.52% at September 30, 2017, compared to 0.68% at December 31, 2016 and 0.72% at September 30, 2016.

•

Despite a quarterly decline resulting from the runoff of seasonal deposits, deposits were still up $84 million, or 5%, for the first nine months of 2017, ending the period at $1.780 billion due largely to growth in core non-maturity deposits.

•

Junior subordinated debentures increased slightly from accretion of the discount on trust-preferred securities gained in the Coast acquisition, but other borrowings were reduced by $52 million, or 72%, as facilitated by deposit growth.

•

Total capital reflects an increase of $13 million, or 6%, due to the addition of income, the impact of stock options exercised, and a $2 million absolute increase in accumulated other comprehensive income, net of dividends paid.  Our consolidated total risk-based capital ratio was 17.26% at September 30, 2017 as compared to 17.25% at year-end 2016, and our regulatory capital ratios remain very strong relative to peer banks.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $1.528 million, or 9%, for the third quarter of 2017 relative to the third quarter of 2016 and by $5.742 million, or 12%, for the first nine months of 2017 compared to the first nine months of 2016.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Average Balances and Rates
(dollars in thousands, except per share data)
	For the three months ended			For the three months ended
	Ended September 30, 2017			Ended September 30, 2016
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$18,743	$63	1.32%	$11,221	$29	1.01%
Taxable	446,395	2,224	1.95%	419,218	1,879	1.75%
Non-taxable	142,544	1,002	4.23%	112,600	765	4.09%
Total investments	607,682	3,289	2.47%	543,039	2,673	2.22%

Loans and Leases:(3)
Real estate	999,692	12,772	5.07%	860,753	10,931	5.05%
Agricultural	51,063	651	5.06%	52,979	576	4.33%
Commercial	113,166	1,483	5.20%	126,190	1,685	5.31%
Consumer	11,046	328	11.78%	13,456	395	11.68%
Mortgage warehouse lines	109,547	1,258	4.56%	155,487	1,501	3.84%
Other	3,392	51	5.97%	2,035	33	6.45%
Total loans and leases	1,287,906	16,543	5.10%	1,210,900	15,121	4.97%
Total interest earning assets (4)	1,895,588	19,832	4.26%	1,753,939	17,794	4.13%
Other earning assets	8,741			8,268
Non-earning assets	163,525			156,657
Total assets	$2,067,854			$1,918,864

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$136,304	$106	0.31%	$136,467	$105	0.31%
NOW	376,067	106	0.11%	338,086	95	0.11%
Savings accounts	238,824	65	0.11%	211,900	59	0.11%
Money market	120,086	24	0.08%	117,854	24	0.08%
CDAR's	—	—	—	477	—	—
Certificates of deposit, under $100,000	70,884	78	0.44%	76,609	61	0.32%
Certificates of deposit, $100,000 or more	272,680	653	0.95%	249,132	231	0.37%
Brokered deposits	—	—	—	—	—	—
Total interest bearing deposits	1,214,845	1,032	0.34%	1,130,525	575	0.20%
Borrowed Funds:
Federal funds purchased	174	1	2.28%	898	1	0.44%
Repurchase agreements	8,247	8	0.38%	7,704	8	0.41%
Short term borrowings	1,441	5	1.38%	36,293	42	0.46%
TRUPS	34,519	351	4.03%	37,319	261	2.78%
Total borrowed funds	44,381	365	3.26%	82,214	312	1.51%
Total interest bearing liabilities	1,259,226	1,397	0.44%	1,212,739	887	0.29%
Demand deposits - non-interest bearing	560,057			481,996
Other liabilities	30,487			15,678
Shareholders' equity	218,084			208,451
Total liabilities and shareholders' equity	$2,067,854			$1,918,864

Interest income/interest earning assets			4.26%			4.13%
Interest expense/interest earning assets			0.29%			0.20%
Net interest income and margin(5)		$18,435	3.97%		$16,907	3.93%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)

Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $(22) thousand and $156 thousand for the quarters ended September 30, 2017 and 2016.

(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(dollars in thousands, except per share data)
	For the nine months ended			For the nine months ended
	September 30, 2017			September 30, 2016

Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$42,983	$317	0.97%	$11,996	$61	0.67%
Taxable	436,818	6,385	1.93%	416,177	6,114	1.93%
Non-taxable	130,285	2,739	4.27%	106,396	2,225	4.23%
Total investments	610,086	9,441	2.36%	534,569	8,400	2.36%

Loans and Leases:(3)
Real estate	965,980	36,586	5.06%	803,958	30,287	5.03%
Agricultural	49,851	1,826	4.90%	48,678	1,598	4.39%
Commercial	116,628	4,558	5.23%	114,040	4,189	4.91%
Consumer	11,569	982	11.35%	14,140	1,218	11.51%
Mortgage warehouse lines	98,994	3,253	4.39%	136,899	3,972	3.88%
Other	3,228	144	5.96%	2,004	96	6.40%
Total loans and leases	1,246,250	47,349	5.08%	1,119,719	41,360	4.93%
Total interest earning assets (4)	1,856,336	56,790	4.20%	1,654,288	49,760	4.11%
Other earning assets	8,646			7,890
Non-earning assets	158,502			142,825
Total assets	$2,023,484			$1,805,003

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$142,840	$328	0.31%	$136,708	$309	0.30%
NOW	373,022	311	0.11%	320,151	261	0.11%
Savings accounts	229,774	186	0.11%	203,639	168	0.11%
Money market	119,541	69	0.08%	105,065	56	0.07%
CDAR's	42	-	0.00%	4,858	3	0.08%
Certificates of deposit, under $100,000	72,761	204	0.37%	75,039	175	0.31%
Certificates of deposit, $100,000 or more	269,775	1,490	0.74%	230,436	601	0.35%
Brokered deposits	—	—	0.00%	-	-	0.00%
Total interest bearing deposits	1,207,755	2,588	0.29%	1,075,896	1,573	0.20%
Borrowed Funds:
Federal funds purchased	61	1	2.19%	766	4	0.70%
Repurchase agreements	8,878	26	0.39%	8,872	26	0.39%
Short term borrowings	1,029	7	0.91%	23,239	77	0.44%
Long term borrowings	—	—	—	409	—	—
TRUPS	34,474	1,009	3.91%	33,074	663	2.68%
Total borrowed funds	44,442	1,043	3.14%	66,360	770	1.55%
Total interest bearing liabilities	1,252,197	3,631	0.39%	1,142,256	2,343	0.27%
Demand deposits - non-interest bearing	529,997			448,502
Other liabilities	27,763			15,001
Shareholders' equity	213,527			199,244
Total liabilities and shareholders' equity	$2,023,484			$1,805,003

Interest income/interest earning assets			4.20%			4.11%
Interest expense/interest earning assets			0.27%			0.18%
Net interest income and margin(5)		$53,159	3.93%		$47,417	3.93%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)

Loans are gross of the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan fees and loan acquistion FMV amortization were $57 thousand and $(7) thousand for the nine months ended September 30, 2017 and 2016.

(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands, unaudited)	2017 over 2016			2017 over 2016
	Increase (decrease) due to			Increase (decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$19	$15	$34	$158	$98	$256
Taxable	122	223	345	303	(32)	271
Non-taxable(1)	203	34	237	500	14	514
Total investments	344	272	616	961	80	1,041
Loans and Leases:
Real estate	1,764	77	1,841	6,104	195	6,299
Agricultural	(21)	96	75	39	189	228
Commercial	(174)	(28)	(202)	95	274	369
Consumer	(71)	4	(67)	(221)	(15)	(236)
Mortgage warehouse	(443)	200	(243)	(1,100)	381	(719)
Other	22	(4)	18	59	(11)	48
Total loans and leases	1,077	345	1,422	4,976	1,013	5,989
Total interest earning assets	$1,421	$617	$2,038	$5,937	$1,093	$7,030
Liabilities
Interest Bearing Deposits:
Demand deposits	$-	$1	$1	$14	$5	$19
NOW	11	—	11	43	7	50
Savings accounts	7	(1)	6	22	(4)	18
Money market	—	—	—	8	5	13
CDAR's	—	—	—	(3)	—	(3)
Certificates of Deposit, under $100,000	(5)	22	17	(5)	34	29
Certificates of Deposit, $100,000 or more	22	400	422	103	786	889
Total interest bearing deposits	35	422	457	182	833	1,015
Borrowed Funds:
Federal funds purchased	(1)	1	-	(4)	1	(3)
Repurchase agreements	1	(1)	—	—	—	-
Short term borrowings	(40)	3	(37)	(74)	4	(70)
TRUPS	(20)	110	90	28	318	346
Total borrowed funds	(60)	113	53	(50)	323	273
Total interest bearing liabilities	(25)	535	510	132	1,156	1,288
Net interest income	$1,446	$82	$1,528	$5,805	$(63)	$5,742

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the third quarter of 2017 relative to the third quarter of 2016 was a favorable $1.446 million, due to an increase of $142 million, or 8%, in the average balance of interest-earning assets resulting from organic growth in loans and investments.  There was also a favorable rate variance of $82,000 for the third quarter comparison.  Our weighted average yield on interest-earning assets was up by 13 basis points while the weighted average cost of interest-bearing liabilities increased by 15 basis points, but there was a net benefit to the Company because the yield increase on earning assets was applied to a much higher balance than the rate change for interest-bearing liabilities.  Investment yields have started to increase due to the recent rising rate environment, and also in response to limited investment portfolio restructuring which took place in the second quarter of 2017.  Loan yields have risen due to the impact of higher short-term interest rates on our variable-rate loans and discount accretion on loans from the Coast acquisition.  The comparative results were also impacted by non-recurring interest items, which can include things such as interest recoveries on non-accrual loans, interest reversals for loans placed on non-accrual status, accelerated fee recognition for loan prepayments, and late fees.  We had net interest reversals of $54,000 in the third quarter of 2017 relative to net interest recoveries of $117,000 in the third quarter of 2016, for an unfavorable swing of $171,000.  Our weighted average cost of interest-bearing liabilities increased primarily because of higher rates paid on adjustable-rate trust-preferred securities (“TRUPS”), short-term borrowings and large time deposits.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 3.97% in the third quarter of 2017, up four basis points relative to the third quarter of 2016 primarily as the result of higher loan and investment yields.  However, the fact that average investment balances have grown faster than higher-yielding loans has somewhat restrained net interest margin expansion in recent periods.

Net interest income in the first nine months of 2017 relative to the first nine months of 2016 reflects a favorable variance of $5.805 million attributable to volume changes, and an unfavorable rate variance of $63,000.  The volume variance for the year-to-date period was due primarily to an increase of $202 million, or 12%, in average interest-earning assets, including the impact of the Coast acquisition.  The negative rate variance for the first nine months is the result of a 12 basis point increase in our average cost of interest-bearing liabilities, relative to an increase of only nine basis points in our average yield on earning assets.  Nonrecurring interest items had a slight unfavorable impact on the year-to-date results, with net interest recoveries of $164,000 for the first nine months of 2017 relative to net interest recoveries of $181,000 for the first nine months of 2016.  There was no net change in the Company’s net interest margin for the nine month comparison.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses.  There was no provision for loan losses in the third quarters of 2017 or 2016, but the year-to-date comparison was impacted by a $300,000 loan loss provision that was recorded in the second quarter of 2017, the first such provision since the third quarter of 2014.  The provision helped replenish reserves subsequent to the unanticipated charge-off of a $224,000 overdraft on a business account, and also provided limited reserves for growth in performing loan balances.  Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance.  The Company recorded $446,000 in net loan balances charged off in the third quarter of 2017 relative to $162,000 in the third quarter of 2016, and net charge-offs were $1.217 million in the first nine months of 2017 relative to $543,000 in the first nine months of 2016.

With the loan loss provision that was recorded in the second quarter of 2017, we have been able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio.  The need for reserve replenishment via a loan loss provision has been minimized in recent periods for the following reasons:  all of our acquired loans were booked at their fair values on the acquisition date, and thus did not initially require a loan loss allowance; with the exception of the overdraft noted in the previous paragraph, charge-offs have primarily been recorded against pre-established reserves which alleviated what otherwise might have been a need for reserve replenishment; organic growth in our performing loan portfolio has been concentrated in loan types with low historical loss rates, and loss rates for most loan types have been declining, thus having a positive impact on general reserves for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three- and nine-month periods ended September 30, 2017 and 2016:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the three months ended September 30,				For the nine months ended September 30,
NON-INTEREST INCOME:	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
Service charges on deposit accounts	$2,916	49.34%	$2,686	53.82%	$8,263	50.36%	$7,535	54.37%
Other service charges, commissions & fees	1,975	33.42%	1,893	37.93%	6,249	38.09%	5,484	39.57%
Gains on securities	918	15.53%	90	1.80%	984	6.00%	212	1.53%
Bank owned life insurance	377	6.38%	302	6.05%	1,188	7.24%	741	5.35%
Other	(276)	-4.67%	20	0.40%	(276)	-1.69%	(113)	-0.82%
Total non-interest income	$5,910	100.00%	$4,991	100.00%	$16,408	100.00%	$13,859	100.00%
As a % of average interest- earning assets (1)		1.24%		1.13%		1.18%		1.12%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$7,478	48.42%	$6,866	42.59%	$22,617	48.91%	$20,355	46.99%
Occupancy costs
Furniture & equipment	641	4.15%	651	4.04%	1,888	4.08%	1,814	4.19%
Premises	1,727	11.18%	1,412	8.76%	5,035	10.89%	3,866	8.93%
Advertising and marketing costs	552	3.57%	576	3.57%	1,675	3.62%	1,761	4.07%
Data processing costs	1,040	6.73%	933	5.79%	3,049	6.59%	2,560	5.91%
Deposit services costs	1,029	6.66%	1,063	6.59%	3,140	6.79%	2,785	6.43%
Loan services costs
Loan processing	195	1.26%	148	0.92%	634	1.37%	506	1.17%
Foreclosed assets	43	0.28%	84	0.52%	207	0.45%	535	1.24%
Other operating costs
Telephone & data communications	406	2.63%	392	2.43%	1,278	2.76%	1,141	2.63%
Postage & mail	284	1.84%	284	1.76%	762	1.65%	737	1.70%
Other	273	1.77%	252	1.57%	809	1.76%	638	1.47%
Professional services costs
Legal & accounting	448	2.90%	463	2.87%	1,381	2.99%	1,312	3.03%
Acquisition Costs	424	2.75%	1,695	10.51%	585	1.27%	2,037	4.70%
Other professional service	440	2.85%	596	3.70%	1,766	3.82%	1,464	3.38%
Stationery & supply costs	329	2.13%	416	2.58%	962	2.08%	1,066	2.46%
Sundry & tellers	136	0.88%	290	1.80%	450	0.97%	738	1.70%
Total non-interest expense	$15,445	100.00%	$16,121	100.00%	$46,238	100.00%	$43,315	100.00%
As a % of average interest- earning assets (1)		3.23%		3.66%		3.32%		3.51%
Efficiency Ratio (2)	63.90%		72.02%		65.40%		69.13%

(1)	Annualized
(2)	Tax Equivalent

Total non-interest income increased by $919,000, or 18%, for the third quarter of 2017 over the third quarter of 2016, and by $2.549 million, or 18%, for the first nine months of 2017 relative to the first nine months of 2016.  As discussed below, relatively large investment gains realized in the third quarter of 2017 had a significant impact on the comparative results, and the year-to-date comparison also includes a $141,000 prepayment charge on a large dairy loan that paid off in the second quarter of 2017.  Total non-interest income was an annualized 1.24% of average interest-earning assets in the third quarter of 2017 relative to 1.13% in the third quarter of 2016, and was 1.18% of average earning assets for the first nine months of 2017 relative to 1.12% for the first nine months of 2016.

Service charge income on deposits increased by $230,000, or 9%, for the third quarter comparison and $728,000, or 10%, for the first nine months due primarily to fees earned from accounts added over the past year, including from the Coast acquisition.  The increase also includes higher revenue-generating activity on certain commercial accounts, and additional fees on higher-risk commercial accounts.  Other service charges, commissions, and fees increased by $82,000, or 4%, for the third quarter and $765,000, or 14%, for the first nine months.  This category includes the aforementioned $141,000 prepayment penalty recorded in the second quarter of 2017, as well as higher levels of debit card interchange fees and an increase in fees related to commercial customer activities.

The Company sold its remaining equity position in other community banks during the third quarter of 2017, for a net gain of $918,000.  Gains realized on the sale of investment securities thus totaled $918,000 in the third quarter of 2017 relative to $90,000 in the third quarter of 2016, and $984,000 for the first nine months of 2017 relative to $212,000 for the first nine months of 2016, resulting in material increases for the comparative periods.

BOLI income is derived from two types of policies owned by the Company:  “separate account” life insurance policies associated with deferred compensation plans, and “general account” life insurance.   BOLI income increased by $75,000, or 25%, in the third quarter of 2017 over the third quarter of 2016, and by $447,000, or 60%, for the first nine months due in part to higher income on separate account BOLI.  The Company had $6.2 million invested in separate account BOLI at September 30, 2017, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers.  Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals).  Gains on separate account BOLI totaled $144,000 in the third quarter of 2017 relative to $109,000 in the third quarter of 2016, for an increase of $35,000, and $465,000 in the first nine months of 2017 relative to $121,000 in the first nine months of 2016, for an increase of $344,000.  As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their net impact on taxable income tends to be minimal.  At September 30, 2017, the Company’s books also reflect a net cash surrender value of $39.1 million for general account BOLI.  General account BOLI generates income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits.  Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent.  While rate reductions and an increase in the cost of insurance for certain policies created downward pressure on general account BOLI income over the past few years, the average income crediting rate increased in 2017 due to the termination of a high-cost policy in late 2016.  Income on general account BOLI thus shows increases of $40,000 for the third quarter, and $103,000 for the first nine months of 2017.

The “Other” category under non-interest income reflects unfavorable swings of $296,000 for the third quarter and $163,000 for the first nine months of 2017, relative to the same periods in 2016.  This line item includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock (including dividends on our equity investment in the Federal Home Loan Bank), and other miscellaneous income.  Amortization expense associated with our investments in low-income housing tax credit funds and other limited partnership investments is netted against this category, and third quarter 2017 adjustments to true-up those investments contributed $201,000 to the unfavorable category variance for the third quarter and $157,000 for the first nine months.  The unfavorable variance in “Other” non-interest income was exacerbated by a non-recurring charge of $68,000 in the third quarter of 2017 to write off obsolete equipment, and by lower dividends on restricted stock as the FHLB dividend payout ratio has been declining in 2017 relative to historically high ratios in prior years.

Total non-interest expense was down by $676,000, or 4%, for the third quarter of 2017 relative to the third quarter of 2016, but reflects an increase of $2.923 million, or 7%, for the comparative nine-month periods.  As detailed below there were several significant fluctuations within non-interest expense, including some items of a non-recurring nature.  Acquisition costs, in particular, had a material impact on the comparative results, declining by $1.271 million for the third quarter and $1.452 million for the first nine months.  Total non-interest expense fell to an annualized 3.23% of average interest-earning assets in the third quarter of 2017 from 3.66% in the third quarter of 2016, and to 3.32% for the first nine months of 2017 relative to 3.51% for the first nine months of 2016.  The reduction in the ratio for the third quarter is logical given the drop in total non-interest expense, but the year-to-date ratio is also down primarily as the result of a sizeable increase in average earning assets.

The largest component of non-interest expense, salaries and benefits, increased by $612,000, or 9%, for the third quarter and $2.262 million, or 11%, for the first nine months, with the disproportionate increase for the year-to-date period due primarily to the fact that personnel expense for the first six months of 2016 did not include expenses for former Coast employees retained subsequent to the Coast acquisition in July of 2016.  Both the third quarter and year-to-date comparisons reflect staffing costs for our Sanger branch which opened in May of 2016, our newest Bakersfield branch that commenced operations in March of 2017, and our Pismo Beach office that opened for business in September of 2017.  The increase also includes salary adjustments in the normal course of business, a relatively large increase in group health insurance costs, and, for the year-to-date comparison, higher stock option expense stemming from options granted in February of 2017.  The comparative periods were also impacted by fluctuations in salaries directly related to successful loan originations, which are deferred and amortized as loan costs and thus reduce current period compensation expense.  Those deferrals declined by $63,000 for the third quarter, but were up by $572,000 for the comparative year-to-date periods.

Occupancy expense increased by $305,000, or 15%, in the third quarter of 2017 over the third quarter of 2016, and by $1.243 million, or 22%, for the comparative year-to-date periods, due to ongoing occupancy costs associated with the former Coast National Bank branches and our newer de-novo branches, certain non-recurring start-up costs associated with the new branches, and higher rent and depreciation expense in other locations.  Despite an increase in marketing efforts targeting our expanded geography, marketing costs were down $24,000, or 4%, for the third quarter and also fell by $86,000, or 5%, for the first nine months of 2017 due largely to the timing of payments.  Data processing costs increased by $107,000, or 11%, for the third quarter and $489,000, or 19%, for the first nine months of 2017, primarily from ongoing expenses related to the Coast acquisition and our new branches but also due to costs associated with an online lending platform that was implemented at the beginning of 2017.  Deposit services costs fell by $34,000, or 3%, for the quarterly comparison, but increased by $355,000, or 13% for the first nine months.  The year-to-date increase is due largely to higher ATM costs, and amortization expense on the core deposit intangible created via the Coast acquisition.

Loan processing costs increased by $47,000, or 32% for the third quarter and $128,000, or 25%, for the first nine months of 2017, with the year-to-date increase resulting largely from certain non-recurring costs incurred in the first quarter of 2017.  Net expenses associated with foreclosed assets dropped by $41,000, or 49%, in the third quarter of 2017 relative to the third quarter of 2016, and by $328,000, or 61%, for the first nine months of 2017, primarily due to a reduced level of OREO write-downs and operating costs.

Telecommunications expense increased by $14,000, or 4%, in the third quarter of 2017 relative to the third quarter of 2016 and $137,000, or 12%, for the first nine months of 2017.  Negotiated rate reductions in effect for much of the third quarter of 2017 helped minimize cost increases in the telecommunications area for the quarterly comparison, but the year-to-date increase includes the impact of the Coast acquisition and branch expansion, and well as certain circuit enhancements.  Postage costs were the same for the quarterly comparison, but increased by $25,000, or 3%, for the year-to-date comparison, primarily from increased mailings associated with growth in our customer base.  The “Other” category under other operating costs increased by $21,000, or 8%, for the third quarter and $171,000, or 27%, for the first nine months due to an increase in corporate travel expenses.

Under professional services costs, legal and accounting expenses fell slightly for the third quarter, but increased by $69,000, or 5%, for the comparative year-to-date periods due to a negotiated settlement that added $85,000 to legal expense in the second quarter of 2017.  Acquisition costs, which include nonrecurring acquisition expenses for the Ojai acquisition in 2017 and the Coast acquisition in 2016, were reduced by $1.271 million for the third quarter and $1.452 million for the first nine months, since the bulk of the Coast acquisition costs were recorded in the third quarter of 2016.  We expect that the majority of non-recurring costs related to the Ojai acquisition will be recorded in the fourth quarter of 2017.  The cost of other professional services fell by $156,000, or 26% for the third quarter, but reflects an increase of $302,000, or 21%, for the first nine months of 2017 primarily for the following reasons:  FDIC assessment costs were down $194,000 for the third quarter and $438,000 for the first nine months; directors’ deferred compensation expense rose by $275,000 for the first nine months in conjunction with the aforementioned increase in separate account BOLI income; equity incentive compensation costs for stock options issued to our directors was $177,000 higher for the year-to-date comparison, due to three additional directors as well as a higher stock option grant date fair value for stock options issued in February 2017; and, director retirement plan expense accruals were also higher for the year-to-date comparison due to a non-recurring expense reversal of $173,000 in director retirement plan accruals in the third quarter of 2016, subsequent to the death of a former director.

Stationery and supply costs were reduced by $87,000, or 21%, for the third quarter and $104,000, or 10%, for the first nine months of 2017 due to prior-year costs associated with the issuance of new debit cards incorporating EMV technology.  Sundry and teller losses were also reduced by $154,000, or 53%, for the third quarter and $288,000, or 39% for the first nine months of 2017 due to reduced debit card losses, with the year-to-date reduction also reflective of lower operations-related losses within our branch system.  The drop in debit card losses is the result of new technology implemented in the latter part of 2016, although no assurance can be provided that those losses will remain at reduced levels.

The Company’s tax-equivalent overhead efficiency ratio declined to 63.90% in the third quarter of 2017 from 72.02% in the third quarter of 2016, and to 65.40% for the first nine months of 2017 from 69.13% in the first nine months of 2016.  The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

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

The Company’s provision for income taxes was 35% of pre-tax income in the third quarter of 2017 as compared to 32% in the third quarter of 2016, and was 33% of pre-tax income for the first nine months of 2017 and 2016.  The higher tax accrual rate for the third quarter of 2017 is primarily the result of higher taxable income and a declining level of employment tax credits.  Our year-to-date tax accrual rate would also have been higher if not for our adoption of FASB’s Accounting Standards Update 2016-09 effective January 1, 2017, and the subsequent change in accounting methodology associated with the disqualifying disposition of Company shares issued pursuant to the exercise of incentive stock options.  Prior to January 1, 2017, the favorable tax impact of disqualifying dispositions was recorded directly to equity, whereas it is now reflected in the income statement as an adjustment to our income tax provision.  Disqualifying dispositions had a marginal effect on our tax accrual rate during the third quarter, but they occurred at a higher rate during the first half of 2017 and thus had a more material impact on our year-to-date tax accrual.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Aggregate investments totaled $585 million, or 28% of total assets at September 30, 2017, compared to $571 million, or 28% of total assets at December 31, 2016.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances at other banks declined to $2 million at September 30, 2017 from $41 million at December 31, 2016 as excess liquidity was repositioned into longer-term investment securities.  The Company’s investment portfolio had a book balance of $583 million at September 30, 2017, reflecting an increase of $53 million, or 10%, for the first nine months of 2017.  The Company carries investments at their fair market values.  We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  The expected average life for bonds in our investment portfolio was 4.0 years and their average effective duration was 2.9 years at September 30, 2017, with the duration up slightly from 2.6 years at year-end 2016 due to a modest portfolio restructuring took place primarily in June of 2017.  That restructuring involved the sale of certain underperforming bonds and the addition of longer-term municipal bonds, which improved yields in addition to increasing the effective duration of the portfolio.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	September 30, 2017		December 31, 2016
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies	$24,574	$24,422	$26,926	$26,468
Mortgage-backed securities	418,961	417,038	391,555	387,876
State and political subdivisions	138,621	141,740	114,140	114,193
Equity securities	—	—	500	1,546
Total securities	$582,156	$583,200	$533,121	$530,083

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $1 million at September 30, 2017, an absolute difference of about $4 million relative to the net unrealized loss of $3 million at December 31, 2016.  The improvement is due primarily to lower long-term interest rates.  The balance of US Government agency securities in our portfolio declined by $2 million, or 8%, during the first nine months of 2017 due primarily to bond maturities.  Mortgage-backed securities increased by $29 million, or 8%, due to bond purchases and higher market valuations, net of prepayments in the portfolio.  Municipal bond balances were also up by $28 million, or 24%, due to bond purchases and increases in market valuations.  Municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio undergo a detailed quarterly review for potential impairment.  The balance of equity securities fell to zero at September 30, 2017, due to the sale of our last remaining equity position in other community banks during the third quarter.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $188 million at September 30, 2017 and $194 million at December 31, 2016, leaving $395 million in unpledged debt securities at September 30, 2017 and $336 million at December 31, 2016.  Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $33 million at September 30, 2017 and $51 million at December 31, 2016.

Loan AND LEASE Portfolio

Despite a drop of $44 million in balances outstanding on mortgage warehouse lines, total loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, reflect a net increase of $49 million, or 4%, to $1.312 billion at September 30, 2017 from $1.263 billion at December 31, 2016.  A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances in the table are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.  While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution
(dollars in thousands, unaudited)	September 30, 2017	December 31, 2016
Real Estate:
1-4 family residential construction	$53,035	$32,417
Other construction/land	47,160	40,650
1-4 family - closed-end	154,934	137,143
Equity lines	42,122	43,443
Multi-family residential	31,414	31,631
Commercial real estate - owner occupied	262,865	253,535
Commercial real estate - non-owner occupied	284,537	244,198
Farmland	145,550	134,480
Total real estate	1,021,617	917,497
Agricultural	49,315	46,229
Commercial and industrial	111,365	123,595
Mortgage warehouse lines	119,031	163,045
Consumer loans	10,297	12,165
Total loans and leases	$1,311,625	$1,262,531
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	4.04%	2.57%
Other construction/land	3.60%	3.22%
1-4 family - closed-end	11.81%	10.86%
Equity lines	3.21%	3.44%
Multi-family residential	2.40%	2.51%
Commercial real estate - owner occupied	20.03%	20.08%
Commercial real estate - non-owner occupied	21.69%	19.34%
Farmland	11.10%	10.65%
Total real estate	77.88%	72.67%
Agricultural	3.76%	3.66%
Commercial and industrial	8.49%	9.79%
Mortgage warehouse lines	9.08%	12.92%
Consumer loans	0.79%	0.96%
Total loans and leases	100.00%	100.00%

For the first nine months of 2017, total real estate loans increased by $104 million, or 11%, due to strong growth in loans secured by commercial real estate, farmland and residential properties.  Agricultural production loans were also up by $3 million, or 7%.  Net growth in agricultural loans, including loans secured by farmland, was negatively impacted by the prepayment of a large dairy loan in the second quarter subsequent to the borrower’s sale of land adjacent to the business.  As noted, outstanding balances on mortgage warehouse lines were down $44 million, or 27%, due to a drop in utilization on those lines to 31% at September 30, 2017 from 48% at December 31, 2016.  Commercial loan and lease balances reflect a net decline of $12 million, or 10%, as the addition of new commercial lending relationships was more than offset by payoffs in the portfolio.  One large commercial relationship, in particular, had a detrimental impact when the borrower sold the business in the third quarter of 2017 and paid off $14 million in loans.  Consumer loans also declined by $2 million, or 15%.  We continue to actively seek quality loan participations to supplement organic growth, but the Company’s loan participations purchased, which are included in the balances shown in the table above, declined during the first nine months of 2017, to $37 million at September 30, 2017 from $41 million at December 31, 2016.

Management remains focused on loan growth, which combined with stronger economic activity in some of our markets has led to record levels for our pipeline of loans in process of approval in recent periods.  However, we are still experiencing a relatively high level of prepayments and mortgage warehouse lending is subject to significant fluctuations, thus no assurance can be provided with regard to future net growth in aggregate loan balances.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO.  If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (“TDR”).  TDRs may be classified as either nonperforming or performing loans depending on their underlying characteristics and circumstances.  The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming Assets and Performing Troubled Debt Restructurings
(dollars in thousands, unaudited)	September 30, 2017	December 31, 2016	September 30, 2016
NON-ACCRUAL LOANS:
Real Estate:
Other construction/land	$83	$558	$590
1-4 family - closed-end	886	963	975
Equity lines	893	1,926	1,898
Commercial real estate - owner occupied	1,148	1,572	1,485
Commercial real estate - non-owner occupied	—	67	69
Farmland	297	39	295
TOTAL REAL ESTATE	3,307	5,125	5,312
Agriculture	—	89	89
Commercial and industrial	734	692	438
Consumer loans	77	459	446
TOTAL NONPERFORMING LOANS	4,118	6,365	6,285

Foreclosed assets	2,674	2,225	2,782
Total nonperforming assets	$6,792	$8,590	$9,067
Performing TDRs (1)	$12,707	$14,182	$14,478
Nonperforming loans as a % of total gross loans and leases	0.31%	0.50%	0.50%

Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.52%	0.68%	0.72%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $1.8 million, or 21%, during the first nine months of 2017.  Nonperforming loans declined by $2.2 million, or 35%, while foreclosed assets increased by $449,000, or 20%.  Non-accruing loan balances secured by real estate totaled $3.3 million at September 30, 2017, comprising 80% of total nonperforming loans and reflecting a decline of $1.8 million, or 35%, since December 31, 2016 due primarily to principal pay-downs and balances returned to accrual status.  The balance of nonperforming loans at September 30, 2017 includes $2.5 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming loans and were classified as such.  As shown in the table, we also had $12.7 million in loans classified as performing TDRs for which we were still accruing interest as of September 30, 2017, a reduction of $1.5 million, or 10%, relative to December 31, 2016.

As noted above, foreclosed assets increased by $449,000, or 20%, during the first nine months of 2017 due to gross additions totaling $648,000, partially offset by the sale of certain small properties and $75,000 in write-downs on OREO.  The balance of foreclosed assets had a carrying value of $2.7 million at September 30, 2017, and was comprised of 14 properties classified as OREO and two mobile homes.  At the end of 2016 foreclosed assets totaled just over $2.2 million, consisting of 11 properties classified as OREO and two mobile homes.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.52% of gross loans and leases plus foreclosed assets at September 30, 2017, down from 0.68% at December 31, 2016 and 0.72% at September 30, 2016.  An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed.  Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was $8.8 million, or 0.67% of gross loans at September 30, 2017, relative to $9.7 million, or 0.77% of gross loans at December 31, 2016.  The decline resulted from the charge-off of certain impaired loan balances against previously-established reserves, partially offset by reserves provided for losses inherent in incremental loan balances and unanticipated charge-offs.  Moreover, our need for loss reserves has been favorably impacted in recent periods by loan growth in portfolio segments with relatively low historical loss rates, by continued credit quality improvement in the performing loan portfolio in general as loans booked or renewed during or since the great recession have been underwritten using tighter credit criteria, and by acquired loans that were booked at their fair values and thus initially did not necessarily require loss reserves.  The ratio of the allowance to nonperforming loans was 213.31% at September 30, 2017, relative to 152.41% at December 31, 2016 and 157.20% at September 30, 2016.  A separate allowance of $344,000 for potential losses inherent in unused commitments is included in other liabilities at September 30, 2017.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses	For the three months	For the three months	For the nine months	For the nine months	For the year
(dollars in thousands, unaudited)	ended September 30,	ended September 30,	ended September 30,	ended September 30,	ended December 31,
Balances:	2017	2016	2017	2016	2016
Average gross loans and leases outstanding during period (1)	$1,287,906	$1,210,900	$1,246,250	$1,119,719	$1,153,240
Gross loans and leases outstanding at end of period	$1,311,625	$1,256,330	$1,311,625	$1,256,330	$1,262,531

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,230	$10,042	$9,701	$10,423	$10,423
Provision charged to expense	—	—	300	—	—
Charge-offs
Real Estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	6	144
1-4 family - closed-end	—	—	7	97	97
Equity lines	1	—	52	94	94
Multi-family residential	—	—	—	50	50
Commercial real estate- owner occupied	—	—	87	23	108
Commercial real estate- non-owner occupied	—	—	—	10	469
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	1	—	146	280	962
Agricultural	132	—	154		—
Commercial & industrial loans	192	23	576	197	344
Consumer loans	561	458	1,606	1,443	1,905
Total	$886	$481	$2,482	$1,920	$3,211
Recoveries
Real Estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	5	329	467
1-4 family - closed-end	3	6	8	10	15
Equity lines	3	2	8	9	17
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	51	—	89	34	35
Commercial real estate- non-owner occupied	12	—	104	23	449
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	69	8	214	405	983
Agricultural	-	3	5	7	14
Commercial and industrial	87	97	282	257	477
Consumer loans	284	211	764	708	1,015
Total	$440	$319	$1,265	$1,377	$2,489
Net loan charge offs (recoveries)	$446	$162	$1,217	$543	$722
Balance at end of period	$8,784	$9,880	$8,784	$9,880	$9,701

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.14%	0.05%	0.13%	0.06%	0.06%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	0.67%	0.79%	0.67%	0.79%	0.77%
Allowance for Loan Losses to Nonperforming Loans	213.31%	157.20%	213.31%	157.20%	152.41%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	5.08%	1.64%	13.85%	5.50%	7.44%
Net Loan Charge-offs to Provision for Loan Losses	—	—	406%	—	—

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As reflected in the table above, the Company did not record a provision for loan and lease losses during 2016, but a $300,000 provision was required in the second quarter of 2017 to cover net loan growth and to replenish reserves subsequent to unanticipated charge-offs.  Net loans charged off against the allowance totaled $1.217 million in the first nine months of 2017, including a $224,000 overdraft on a business account that did not previously have specifically allocated reserves, compared to $543,000 in the first nine months of 2016.  Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end.  Our allowance for probable losses on specifically identified impaired loans was reduced by $316,000, or 23%, during the nine months ended September 30, 2017, due to the charge-off of losses against the allowance.  The allowance for probable losses inherent in non-impaired loans was reduced by $601,000, or 7%, during the first nine months of 2017, primarily from the impact of improved credit quality, net of reserves provided to accommodate loan growth.  The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at September 30, 2017 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.  Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  Unused commitments to extend credit totaled $639 million at September 30, 2017 and $464 million at December 31, 2016, although it is not likely that all of those commitments will ultimately be drawn down.  Unused commitments represented approximately 49% of gross loans outstanding at September 30, 2017 and 37% at December 31, 2016, with the increase due primarily to lower utilization on mortgage warehouse lines and an increase in commercial construction loan commitments.  The Company also had undrawn letters of credit issued to customers totaling $8 million at September 30, 2017 and $9 million at December 31, 2016.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing an $86 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans that are pledged to the FHLB by the Company.  For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank.  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.  The Company’s balance of non-interest earning cash and due from banks was $52 million at September 30, 2017 and $79 million at December 31, 2016, with the drop due primarily to a lower level of cash items in process of collection.  The average balance for the first nine months of 2017 was $50 million, relative to an average balance of $45 million for the first nine months of 2016.  The increase in the average balance in 2017 is largely a function of cash maintained on-premises for customer transactions at the former Coast branches, and our newer de novo branches.

Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.”  Net premises and equipment was down $520,000, or 2%, during the first nine months of 2017, as the result of depreciation.  Goodwill was $8 million at September 30, 2017, unchanged for the first nine months.  Other intangible assets were down $320,000, or 11%, during the first nine months, due to amortization on core deposit intangibles.  The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has concluded that no impairment exists as of September 30, 2017.  Company owned life insurance, with a balance of $45 million at September 30, 2017, is discussed above in the “Non-Interest Income and Non-Interest Expense” section.

The aggregate balance of “Other assets” was $47.6 million at September 30, 2017, up by $6.9 million, or 17%, for the first nine months of 2017.  The increase is due to a $4.9 million increase in suspense resources, representing loan transactions in process of settlement, as well as the net addition of $2.1 million to our investment in low-income housing tax credit funds and a $2.0 million increase in our capital commitment to a small business investment corporation.  Those increases were offset in part by a $2.1 million reduction in our net deferred tax asset.  At September 30, 2017, the balance of other assets included as its largest components an $8.9 million investment in low-income housing tax credit funds, an $8.7 million investment in restricted stock, a net deferred tax asset of $7.5 million, accrued interest receivable totaling $6.7 million, a $6.4 million balance in suspense resources, and a $3.2 million investment in a small business investment corporation.  Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits represent another key balance sheet category impacting the Company’s net interest margin and other profitability metrics.  Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates paid by deposit type for the three- and nine-month periods ended September 30, 2017 and 2016 is included in the Average Balances and Rates table appearing above, in the section titled “Net Interest Income and Net Interest Margin.”  A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented as of the dates indicated in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	September 30, 2017	December 31, 2016
Interest bearing demand deposits	$115,024	$132,586
Non-interest bearing demand deposits	571,509	524,552
NOW	381,623	366,238
Savings	245,093	215,693
Money market	122,772	119,417
CDAR's	-	251
Time, under $250,000	150,361	152,561
Time, $250,000 or more	193,197	184,173
Total deposits	$1,779,579	$1,695,471

Percentage of Total Deposits
Interest bearing demand deposits	6.46%	7.82%
Non-interest bearing demand deposits	32.12%	30.94%
NOW	21.44%	21.60%
Savings	13.77%	12.72%
Money market	6.90%	7.04%
CDAR's	-	0.01%
Time, under $250,000	8.45%	9.01%
Time, $250,000 or more	10.86%	10.86%
Total	100.00%	100.00%

While total deposit balances fell during the third quarter of 2017 due to the runoff of seasonal deposits, they still reflect net organic growth of $84 million, or 5%, for the first nine months of 2017 due primarily to an increase of $78 million, or 6%, in core non-maturity deposits.  Non-interest bearing demand deposit balances grew by $47 million, or 9%, for the first nine months of 2017, NOW accounts increased by $15 million, or 4%, savings deposits rose by $29 million, or 14%, and money market demand deposits were up by $3 million, or 3%.  However, part of the growth in those deposit account types came from a shift out of interest-bearing demand deposits, which were down $18 million, or 13%, for the first nine months of 2017.  Total time deposits were up by $7 million, or 2%, as growth in larger time deposits more than offset a slight decline in deposits under $250,000.  Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth.  Our deposit-targeted promotions are still favorably impacting growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although no assurance can be provided with regard to future core deposit increases.

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

Total non-deposit interest-bearing liabilities were reduced by $52 million, or 49%, in the first nine months of 2017, due to a drop in FHLB borrowings facilitated by the increase in deposits.  There were $11 million in overnight borrowings from the FHLB at September 30, 2017, down from $65 million at December 31, 2016, and we had $2 million in overnight funds purchased from other correspondent banks at September 30, 2017 but none at December 31, 2016.  There were no advances from the FRB on our books at September 30, 2017 or December 31, 2016.  Repurchase agreements totaled $9 million at September 30, 2017, constituting a slight increase relative to their balance at year-end 2016.  Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  The Company had junior subordinated debentures totaling $34.5 million at September 30, 2017 and $34.4 million December 31, 2016, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.  The small increase resulted from the amortization of discount on junior subordinated debentures acquired with Coast Bancorp in 2016.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  Other liabilities were virtually unchanged during the first nine months of 2017.  There were sizeable increases in accruals for capital commitments to low-income housing tax credit funds and a small business investment corporation, but those were largely offset by lower balances in clearing accounts.

liquidity and market RisK MANAGEMENT

LIQUIDITY

Liquidity management refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner.  Detailed cash flow projections are reviewed by Management on a monthly basis, with various stress scenarios applied to assess our ability to meet liquidity needs under unusual or adverse conditions.  Liquidity ratios are also calculated and reviewed on a regular basis.  While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored and we are committed to maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks and the FHLB totaled $398 million at September 30, 2017.  An additional $105 million in credit is available from the FHLB if the Company were to pledge sufficient collateral and maintain the required amount of FHLB stock.  The Company is also eligible to borrow approximately $74 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at September 30, 2017.  Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of September 30, 2017, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $429 million of the Company’s investment balances, compared to $386 million at December 31, 2016.  Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $86 million at September 30, 2017.  Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 63% and 21%, respectively, at September 30, 2017, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.”  Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at September 30, 2017.  Favorable trends in core deposits and relatively high levels of liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

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

To identify areas of potential exposure to interest rate changes, we utilize commercially available modeling software to perform monthly earnings simulations and calculate the Company’s market value of portfolio equity under varying interest rate scenarios.  The model imports relevant information for the Company’s financial instruments and incorporates Management’s assumptions on pricing, duration, and optionality for anticipated new volumes.  Various rate scenarios consisting of key rate and yield curve projections are then applied in order to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments.  The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

We use eight standard interest rate scenarios in conducting our rolling 12-month net interest income simulations:  “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points.  Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.  As of September 30, 2017 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$18,793	-$12,659	-$5,603	+$938	+$1,340	+$1,788	+$1,839
% Change	-24.53%	-16.53%	-7.31%	+1.22%	+1.75%	+2.33%	+2.40%

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

If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $938,000, or 1.22%, relative to a stable interest rate scenario, with the favorable variance continuing to expand slightly as interest rates rise higher.  If interest rates were to decline by 100 basis points, however, net interest income would likely be around $5.603 million lower than in a stable interest rate scenario, for a negative variance of 7.31%.  The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view material interest rate reductions as unlikely in the near term, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas).  Projected net interest income is roughly $2 million lower in the stable rate scenario if no balance sheet growth is assumed, but the rate-driven variances predicted for net interest income in a static growth environment are similar to the changes noted above for our standard projections.  When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining and flat rate scenarios does not change materially relative to standard rate projections but net interest income drops and the slope reverses in rising rate scenarios.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates.  The table below shows estimated changes in the Company’s EVE as of September 30, 2017, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	-$75,290	-$94,028	-$68,448	+$34,099	+$52,699	+$62,062	+$63,632
% Change	-18.38%	-22.96%	-16.71%	+8.33%	+12.87%	+15.15%	+15.54%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve.  While still negative relative to the base case we see a favorable swing in EVE as interest rates drop more than 200 basis points, and the change in EVE begins to level off as interest rates rise by more than 300 basis points.  This is due to the relative durations of our fixed-rate assets and liabilities, combined with the optionality inherent in our balance sheet.  We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates.  Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased.  Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in higher rate scenarios.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $219.1 million at September 30, 2017, comprised of $73.7 million in common stock, $2.9 million in additional paid-in capital, $141.9 million in retained earnings, and accumulated other comprehensive income of $605,000.  At the end of 2016, total shareholders’ equity was $205.9 million.  The increase of $13.2 million, or 6%, in shareholders’ equity during the first nine months of 2017 is from the addition of income, the impact of stock options exercised, and a $2 million absolute increase in accumulated other comprehensive income, net of dividends paid.  There were no share repurchases executed by the Company during the first three quarters of 2017.

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

Regulatory Capital Ratios
	September 30,	December 31,	Minimum Requirement
	2017	2016	to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.28%	14.09%	6.50%
Tier 1 Capital to Risk-weighted Assets	16.64%	16.53%	8.00%
Total Capital to Risk-weighted Assets	17.26%	17.25%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.84%	11.92%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	15.86%	16.26%	6.50%
Tier 1 Capital to Risk-weighted Assets	15.86%	16.26%	8.00%
Total Capital to Risk-weighted Assets	16.48%	16.97%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.24%	11.73%	5.00%

With the exception of Sierra Bancorp’s leverage ratio, which declined slightly, our consolidated risk-based capital ratios experienced marginal increases for the first nine months of 2017 since risk-based capital grew at a higher rate than risk-adjusted assets.  However, initial projections indicate that the impact of the Ojai acquisition could reduce our consolidated total risk-based capital ratio by close to 150 basis points, with other regulatory capital ratios declining by lesser amounts.  Bank of the Sierra’s standalone ratios already reflect material reductions for the year-to-date period, due to the payment of an $11 million cash dividend to the holding company in August to ensure that Sierra Bancorp had enough cash on hand for the Ojai acquisition.  Even with potential reductions our capital ratios should be very strong relative to the median for peer financial institutions, and are expected to remain well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991.  We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September of 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans.  The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be suspended at any time at Management’s discretion.  The Company did not repurchase any shares in the third quarter of 2017, and there were 478,954 authorized shares remaining available for repurchase at September 30, 2017.  As of the date of this report, Management has no immediate plans to resume stock repurchase activity.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 8, 2017	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

November 8, 2017	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)