Form 10-K
period 2017-12-31
SIERRA BANCORP
filed 2018-03-14
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

☒ Yes   ☐ No

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

Large accelerated filer ☐	Smaller reporting company ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $298 million, based on the closing price reported to the registrant on that date of $24.55 per share.  Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of March 1, 2018 was 15,234,980.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

Item 1.  Business

General

The Company

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws.  The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  As of December 31, 2017, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”).  Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company.  References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.  At December 31, 2017, the Company had consolidated assets of $2.340 billion (including gross loans of $1.558 billion), liabilities totaling $2.084 billion (including deposits of $1.988 billion), and shareholders’ equity of $256 million.  The Company’s liabilities include $35 million in debt obligations due to its trust subsidiaries, related to TRUPS issued by those entities.

The Bank

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a full range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities.  The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital.  Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions:  Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017.  See Note 21 to the consolidated financial statements, Business Combinations, for details on our most recent acquisitions.

The Ojai Community Bank acquisition included branches in Ojai, Ventura, Santa Paula, and Santa Barbara, California, and we consolidated our Oxnard loan production office into the Ventura branch shortly after the acquisition.  Furthermore, we acquired a branch in Woodlake, California in November 2017, opened de novo branches in Bakersfield and Pismo Beach earlier in the year, and relocated our Paso Robles branch in the first quarter of 2017.  We also closed our Fresno Herndon branch in October 2017, but intend to open another Fresno branch on Palm Avenue in the first half of 2018 within close proximity of the discontinued office.  With our latest acquisitions and branching activity, as of December 31, 2017 the Bank operated 39 full-service branches in the following California locations:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue
Arroyo Grande:	Arroyo Grande Office 1360 East Grand Avenue
Atascadero:	Atascadero Office 7315 El Camino Real
Bakersfield:	Bakersfield California Office 4456 California Ave	Bakersfield Riverlakes Office 4060 Coffee Road	Bakersfield East Hills Office 2501 Mt. Vernon Avenue
Bakersfield Ming Office 8500 Ming Avenue

California City:	California City Office 8031 California City Blvd.
Clovis:	Clovis Office 1835 East Shaw Avenue
Delano:	Delano Office 1126 Main Street
Dinuba:	Dinuba Office 401 East Tulare Street
Exeter:	Exeter Office 1103 West Visalia Road
Farmersville:	Farmersville Office 400 West Visalia Road
Fillmore:	Fillmore Office 527 Sespe Avenue
Fresno:	Fresno Shaw Office 636 East Shaw Avenue	Fresno Sunnyside Office 5775 E. Kings Canyon Rd.
Hanford:	Hanford Office 427 West Lacey Boulevard
Lindsay:	Lindsay Office 142 South Mirage Avenue
Ojai:	Ojai Office 402 W. Ojai Avenue
Paso Robles:	Paso Robles Office 1207 Spring Street
Pismo Beach:	Pismo Beach Office 1401 Dolliver Street
Reedley:	Reedley Office 1095 W. Manning Street
San Luis Obispo:	San Luis Obispo Office 500 Marsh Street
Sanger:	Sanger Office 1500 7th Street
Santa Barbara:	Santa Barbara Office 21 E. Carrillo Street
Santa Clarita:	Santa Clarita Office 26328 Citrus Street
Santa Paula:	Santa Paula Office 901 E. Main Street	Santa Paula Harvard Office 537 West Harvard Boulevard

Selma:	Selma Office 2446 McCall Avenue
Tehachapi:	Tehachapi Downtown Office 224 West “F” Street	Tehachapi Old Town Office 21000 Mission Street
Three Rivers:	Three Rivers Office 40884 Sierra Drive
Tulare:	Tulare Office 246 East Tulare Avenue	Tulare Prosperity Office 1430 E Prosperity Avenue
Ventura:	Ventura Office 89 S. California Street
Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street
Woodlake:	Woodlake Office 232 N. Valencia Boulevard

Additional branching activity has occurred in or is planned for the first part of 2018, including the consolidation of Ojai Community Bank’s former Santa Paula branch (the Santa Paula Harvard Office) into our Santa Paula Main Street office in early January, the opening of a branch on Palm Avenue in Fresno in the second quarter, and the acquisition of Community Bank of Santa Maria’s Lompoc branch in the second quarter (see “Recent Developments” below).  Complementing the Bank’s stand-alone offices are specialized lending units which include our real estate industries center, an agricultural credit center, and an SBA lending unit.  We also have ATMs at all branch locations and six different non-branch locations.  Furthermore, the Bank is a member of the Allpoint network, which provides our deposit customers with surcharge-free access to over 43,000 ATMs across the nation and another 12,000 ATMs in foreign countries, and customers have access to electronic point-of-sale payment alternatives nationwide via the Pulse network.  To ensure that account access preferences are addressed for all customers, we provide the following options:  an internet branch which provides the ability to open deposit accounts online; an online banking option with bill-pay and mobile banking capabilities, including mobile check deposit; a customer service center that is accessible by toll-free telephone during business hours; and an automated telephone banking system that is usually accessible 24 hours a day, seven days a week.  We offer a variety of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and payroll services for business customers.

Our chief products and services relate to extending loans and accepting deposits.  Our lending activities include real estate, commercial (including small business), mortgage warehouse, agricultural, and consumer loans.  The bulk of our real estate loans are secured by commercial, professional office and agricultural properties, but we also offer a complete line of construction loans for residential and commercial development, permanent mortgage loans, land acquisition and development loans, and multifamily credit facilities.  Secondary market services for residential mortgage loans are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and certain non-governmental institutions.  As noted above, gross loans totaled $1.558 billion at December 31, 2017, and the percentage of our total loan and lease portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (78.7%); (ii) agricultural production loans (3.0%); (iii) commercial and industrial loans and leases (including SBA loans and direct finance leases) (8.7%); (iv) mortgage warehouse loans (8.9%); and (v) consumer loans (0.7%).  Interest, fees, and other income on real-estate secured loans, which is by far the largest segment of our portfolio, totaled $53.3 million, or 55% of net interest plus other income in 2017, and $42.1 million, or 50% of net interest plus other income in 2016.

In addition to loans, we offer a wide range of deposit products and services for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts.  We attract deposits throughout our market area via referrals from other customers, direct-mail campaigns, a customer-oriented product mix, competitive pricing, convenient locations, drive-through banking, and by offering various other delivery channels.  We strive to retain our deposit customers by providing a consistently high level of service.  At December 31, 2017, the consolidated Company had 118,700 deposit accounts totaling $1.988 billion, compared to 107,500 deposit accounts totaling $1.695 billion at December 31, 2016.

We have not engaged in any material research activities related to the development of new products or services during the last two fiscal years.  However, our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and enable us to improve our competitive position.  The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty.  We hold no patents or licenses (other than licenses required by bank regulatory agencies), franchises, or concessions.  Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley, but as our branches in more metropolitan areas have expanded we have become less reliant on the agriculture-related base.  We are not dependent on a single customer or group of related customers for a material portion of our core deposits, but our time deposit balances at December 31, 2017 include $120 million in deposits from the State of California, comprising 6% of total deposits.  Furthermore, for loans we have what could be considered to be industry concentrations in loans to the dairy industry (8% of total loans), and credit extended to mortgage companies in the form of mortgage warehouse loans (9% of total loans).  Our efforts to comply with government and regulatory mandates on consumer protection and privacy, anti-terrorism, and other initiatives have resulted in significant ongoing expense to the Bank, including compliance staffing costs and other expenses associated with compliance-related software.  However, as far as can be determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of environmental regulation at the Federal, state, or local level. The Company is not involved with chemicals or toxins that might have an adverse effect on the environment, thus its primary exposure to environmental legislation is through lending activities.  The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability.

Recent Developments

On October 1, 2017, the Company completed its acquisition of OCB Bancorp, parent company to Ojai Community Bank (collectively referred to herein as “Ojai”), and the conversion of Ojai’s core banking system to Bank of the Sierra’s core system took place on November 3, 2017.  Furthermore, on November 3, 2017 the Company acquired the Woodlake branch of Citizen’s Business Bank.  See Note 21 to the consolidated financial statements, Business Combinations, for more detailed information on these acquisitions.

On January 23, 2018, the Bank announced that it has entered into an agreement with Community Bank of Santa Maria to acquire its branch located in Lompoc, California (Santa Barbara County).  The transaction is expected to close in the second quarter of 2018, subject to the receipt of all required regulatory approvals.  Subsequent to the acquisition, the Lompoc branch will operate as a full-service branch of Bank of the Sierra.  Lompoc branch deposits totaled $39 million at December 31, 2017, consisting largely of non-maturity deposits.  However, some of those deposits are excluded pursuant to the terms of the acquisition agreement and it is expected that the amount ultimately acquired could be closer to $35 million.  The acquisition agreement also contemplates that Bank of the Sierra will purchase the Lompoc branch building, the real property on which the building is located, and certain other equipment and fixed assets at their aggregate fair value of $1.7 million.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Note 2 to the consolidated financial statements.

Competition

The banking business in California is generally highly competitive, including in our market areas.  Continued consolidation within the banking industry has heightened competition in recent periods, following on the heels of a relatively large number of FDIC-assisted takeovers of failed banks and other acquisitions of troubled financial institutions in the aftermath of the Great Recession.  There are also a number of unregulated companies competing for business in our markets, with financial products targeted at profitable customer segments.  Many of those companies are able to compete across geographic boundaries and provide meaningful alternatives to banking products and services.  These competitive trends are likely to continue.

With respect to commercial bank competitors, our business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint.  Based on June 30, 2017 FDIC combined market share data for the 30 cities within which the Company currently maintains branches, the largest portion of deposits belongs to Wells Fargo Bank with 21.7% of total combined deposits, followed by Bank of America (17.3%), JPMorgan Chase (10.4%), Union Bank (8.7%), and Rabobank (5.5%).  Bank of the Sierra ranks sixth on the 2017 market share list with 4.7% of total deposits (including Ojai Community Bank deposits).  In Tulare County, however, where the Bank was originally formed, we rank first for deposit market share with 20.0% of total deposits at June 30, 2017, and had the largest number of branch locations (12, including our online branch).  With the addition of the Woodlake branch, which is not included in the numbers above, Bank of the Sierra now operates 13 branches in Tulare County and enjoys an even higher market share percentage.  The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand.  They can also offer certain services that we do not provide directly but may offer indirectly through correspondent institutions, and by virtue of their greater capitalization those banks have legal lending limits that are substantially higher than ours.  For loan customers whose needs exceed our legal lending limits, we typically arrange for the sale, or participation, of some of the balances to financial institutions that are not within our geographic footprint.

In addition to other banks our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, asset management groups, mortgage banking firms and internet companies.  Innovative technologies have lowered traditional barriers of entry and enabled many of these companies to offer services that were previously considered traditional banking products, and we have witnessed increased competition from companies that circumvent the banking system by facilitating payments via the internet, mobile devices, prepaid cards, and other means.

Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and terms on which financial products are offered to customers.  Mergers between financial institutions have created additional pressures within the financial services industry to streamline operations, reduce expenses, and increase revenues in order to remain competitive.  Competition is also impacted by federal and state interstate banking laws which permit banking organizations to expand into other states.  The relatively large California market has been particularly attractive to out-of-state institutions.

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

Employees

As of December 31, 2017 the Company had 490 full-time and 86 part-time employees.  On a full-time equivalent basis staffing stood at 560 at December 31, 2017, up from 479 at December 31, 2016.

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

Regulation of the Company Generally

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries.  As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), and is subject to supervision, regulation and inspection by the Federal Reserve Board.  The Company is also subject to certain provisions of the California Financial Code which are applicable to bank holding companies.  In addition, the Company is under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, each administered by the SEC.  The Company’s common stock is listed on the NASDAQ Global Select market (“NASDAQ”) with “BSRR” as its trading symbol, and the Company is subject to the rules of NASDAQ for listed companies.

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

The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or its parent holding company. Acquisitions by the Bank are subject instead to the Bank Merger Act, which requires the prior approval of an acquiring bank’s primary federal regulator for any merger with or acquisition of another bank.  Acquisitions by both the Company and the Bank also require the prior approval of the California Department of Business Oversight (the “DBO”) pursuant to the California Financial Code.

The Company and the Bank are deemed to be “affiliates” of each other and thus are subject to Sections 23A and 23B of the Federal Reserve Act as well as related Federal Reserve Regulation W which impose both quantitative and qualitative restrictions and limitations on transactions between affiliates.  The Bank is also subject to laws and regulations requiring that all extensions of credit to our executive officers, directors, principal shareholders and related parties must, among other things, be made on substantially the same terms and follow credit underwriting procedures no less stringent than those prevailing at the time for comparable transactions with persons not related to the Bank.

Under certain conditions, the Federal Reserve has the authority to restrict the payment of cash dividends by a bank holding company as an unsafe and unsound banking practice, and may require a bank holding company to obtain the approval of the Federal Reserve prior to purchasing or redeeming its own equity securities.  The Federal Reserve also has the authority to regulate the debt of bank holding companies.

A bank holding company is required to act as a source of financial and managerial strength for its subsidiary banks and must commit resources as necessary to support such subsidiaries.  The Federal Reserve may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the holding company’s payment of dividends to the shareholders in such circumstances.

Regulation of the Bank Generally

As a state chartered bank, the Bank is subject to broad federal regulation and oversight extending to all its operations by the FDIC and to state regulation by the DBO.  The Bank is also subject to certain regulations of the Federal Reserve Board.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy.  These agencies have adopted risk-based capital guidelines to provide a systematic ana lytical framework that imposes regulatory capital requirements based on differences in risk profiles among banking organizations, considers off-balance sheet exposures in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets.  Capital levels, as measured by these standards, are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Pursuant to the adoption of final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and bank holding companies with more than $500 million in assets, minimum regulatory requirements for both the quantity and quality of capital held by the Company and the Bank increased effective January 1, 2015.  Furthermore, a capital class known as Common Equity Tier 1 capital was established in addition to Tier 1 capital and Tier 2 capital, and most financial institutions were given the option of a one-time election to continue to exclude accumulated other comprehensive income (“AOCI”) from regulatory capital.  The Company has exercised its option to exclude AOCI from regulatory capital.  The final rules also increased capital requirements for certain categories of assets, including higher-risk construction and real estate loans, certain past-due or nonaccrual loans, and certain exposures related to securitizations.  The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets of less than $15 billion at December 31, 2009, subject to a limit of 25% of Tier 1 capital.  All of the Company’s trust preferred securities were issued prior to that date, and they continue to qualify as Tier 1 capital.

Our Common Equity Tier 1 capital includes common stock, additional paid-in capital, and retained earnings, less the following: disallowed goodwill and intangibles, disallowed deferred tax assets, and any insufficient additional capital to cover the deductions.  Tier 1 capital is generally defined as the sum of core capital elements, less the following:  goodwill and other intangible assets, accumulated other comprehensive income, disallowed deferred tax assets, and certain other deductions.  The following items are defined as core capital elements:  (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) “restricted” core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements.  Tier 2 capital includes the following supplemental capital elements: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and, (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of Tier 2 capital is capped at 100% of Tier 1 capital.

The final rules established a regulatory minimum of 4.5% for common equity Tier 1 capital to total risk weighted assets (“Common Equity Tier 1 RBC Ratio”), a minimum of 6.0% for Tier 1 capital to total risk weighted assets (“Tier 1 Risk-Based Capital Ratio” or “Tier 1 RBC Ratio”), a minimum of 8.0% for qualifying Tier 1 plus Tier 2 capital to total risk weighted assets (“Total Risk-Based Capital Ratio” or “Total RBC Ratio”), and a minimum of 4.0% for the Leverage Ratio, which is defined as Tier 1 capital to adjusted average assets (quarterly average assets less the disallowed capital items discussed above).  In addition to the other minimum risk-based capital standards the final rules also require a Common Equity Tier 1 capital conservation buffer, which is being phased in over three years starting on January 1, 2016.  The capital conservation buffer was 0.625% for 2016 and 1.25% for 2017.  It increased to 1.875% for 2018 and will be fully phased in to 2.5% of risk-weighted assets beginning on January 1, 2019.  At that point the buffer will effectively raise the minimum required Common Equity Tier 1 RBC Ratio to 7.0%, the Tier 1 RBC Ratio to 8.5%, and the Total RBC Ratio to 10.5%.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to executive management.

Based on our capital levels at December 31, 2017 and 2016, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.  For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources.  Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total RBC Ratio of 10%; Tier 1 RBC Ratio of 8%; Common Equity Tier 1 RBC Ratio of 6.5%; and Leverage Ratio of 5%); “adequately capitalized” (Total RBC Ratio of 8%; Tier 1 RBC Ratio of 6%; Common Equity Tier 1 RBC Ratio of 4.5%; and Leverage Ratio of 4%); “undercapitalized” (Total RBC Ratio of less than 8%; Tier 1 RBC Ratio of less than 6%; Common Equity Tier 1 RBC Ratio of less than 4.5%; or Leverage Ratio of less than 4%); “significantly undercapitalized” (Total RBC Ratio of less than 6%; Tier 1 RBC Ratio of less than 4%; Common Equity Tier 1 RBC Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than or equal to 2%).  A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice merits a downgrade, but no bank may be treated as “critically undercapitalized” unless its actual tangible equity to assets ratio warrants such treatment.  As of December 31, 2017 and 2016, both the Company and the Bank were deemed to be well capitalized for regulatory capital purposes.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations.  For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would cause the bank to be “undercapitalized.”  Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any).  “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval.  Even more severe restrictions apply to “critically undercapitalized” banks.  Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

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

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions.  Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation, and liquidity and interest rate exposure.  In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  If an institution fails to meet the requisite standards, the appropriate federal banking agency may require the institution to submit a compliance plan and could institute enforcement proceedings if an acceptable compliance plan is not submitted or followed.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Legislation and regulations enacted and implemented since 2008 in response to the U.S. economic downturn and financial industry instability continue to impact most institutions in the banking sector.  Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, are now effective and have been fully implemented, including revisions to the deposit insurance assessment base for FDIC insurance and a permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching; and, required disclosures and shareholder advisory votes on executive compensation.  Additional actions taken to implement Dodd-Frank provisions include (i) final capital rules, (ii) a final rule to implement the so called Volcker rule restrictions on certain proprietary trading and investment activities, and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (discussed further below in connection with consumer protection).

Some aspects of Dodd-Frank are still subject to rulemaking, making it difficult to anticipate the ultimate financial impact on the Company, its customers or the financial services industry more generally.  However, many provisions of Dodd-Frank are already affecting our operations and expenses, including but not limited to changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements.  Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions.  We could see continued attention and resources devoted by the Company to ensure compliance with the statutory and regulatory requirements engendered by Dodd-Frank.

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law.  The Act makes significant changes that impact corporate taxation, including the reduction of the maximum federal income tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions.  The reduced tax rate will have a favorable impact on our tax expense beginning in 2018, and we anticipate that our blended marginal income tax rate will drop to 29.56% in 2018 from 42.05% in 2017.  The tax rate reduction also resulted an adjustment to our deferred tax assets and liabilities to reflect their value to the Company at the lower federal tax rate of 21%, with such revaluation required in the period in which the legislation was enacted.  Subsequent to a detailed analysis of our deferred tax assets and liabilities we reduced our net deferred tax asset by $2.710 million via a charge to our income tax provision, and our net deferred tax asset totaled $6.527 million at December 31, 2017.

Deposit Insurance

The Bank’s deposits are insured up to maximum applicable limits under the Federal Deposit Insurance Act, and the Bank is subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (the “DIF”).  In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act.  In August 2016 the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016 and assessment rates for most institutions were adjusted downward, but institutions with $10 billion or more in assets were assessed a quarterly surcharge which will continue until the reserve ratio reaches the statutory minimum of 1.35%.  Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund.

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

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.  The assessment amount can fluctuate, but was 0.54 basis points of insured deposits for the fourth quarter of 2017.  Those assessments will continue until the Financing Corporation bonds mature in 2019.

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

In January 2013, the CFPB issued final regulations governing consumer mortgage lending.  Certain rules which became effective in January 2014 impose additional requirements on lenders, including the directive that lenders need to ensure the ability of their borrowers to repay mortgages.  The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act.  The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing.  In November 2013 the CFPB issued a final rule on integrated and simplified mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, which became effective in October 2015.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices.  Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or con dition of a consumer financial product or service or take unreasonable advantage of a consumer’s:  (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests.

The Bank continues to be subject to numerous other federal and state consumer protection laws that extensively govern its relationship with its customers.  Those laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act, and respective state-law counterparts to these laws, as well as state usury laws and laws regarding unfair and deceptive acts and practices.  These and other laws require disclosures including the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and otherwise subject the Company to substantial regulatory oversight.

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

Identity Theft

Under the Fair and Accurate Credit Transactions Act (the “FACT Act”), the Bank is required to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with certain existing accounts or the opening of certain accounts.  Under the FACT Act, the Bank is required to adopt reasonable policies and procedures to (i) identify relevant red flags for covered accounts and incorporate those red flags into the program; (ii) detect red flags that have been incorporated into the program; (iii) respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and (iv) ensure the program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft.  The Bank maintains a program to meet the requirements of the FACT Act and the Bank believes it is currently in compliance with these requirements.

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

Risks Relating to the Bank and to the Business of Banking in General

Our business has been and may in the future be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally.  National and global economies are constantly in flux, as evidenced by market volatility over the past decade.  Future economic conditions cannot be predicted, and recurrent deterioration in the economies of the nation as a whole or in the Company’s markets could have an adverse effect, which could be material, on our business, financial condition, results of operations and future prospects, and could cause the market price of the Company’s stock to decline.

From December 2007 through June 2009, the U.S. economy was officially in recession.  Business activity across a wide range of industries and regions in the U.S. was greatly reduced during and after the recession.  The U.S. economy has undergone a continued and gradual expansion since 2009, but financial stress on borrowers as a result of an uncertain future economic environment could still have an adverse effect on ability of the Company’s borrowers to repay their loans, which could adversely affect the Company’s business, financial condition and results of operations.

California’s San Joaquin Valley, where the Company is headquartered and has many of its branch locations, was particularly hard hit by the most recent adverse economic cycle.  Unemployment levels have historically been elevated in the San Joaquin Valley, including Tulare County which is our geographic center, but recessionary conditions pushed unemployment rates to exceptionally high levels.  The unemployment rate for Tulare County reached a high of 19.3% in March 2010.  It reflects a steady downward trend since 2010 and had declined to 10.1% by December 2017, but is still well above the 4.3% aggregate unemployment rate reported for California in December 2017.  In addition, as discussed below in connection with challenges to the agricultural industry, the persistence of a California drought could have a significant negative impact on unemployment rates in our market areas.  Furthermore, a drop in oil prices like the decline experienced in recent years could also negatively impact unemployment rates, particularly in Kern County.

Economic conditions are currently stable in most of our local markets, and the real estate sector appears to have gained momentum.  However, any adverse developments could depress business and/or consumer confidence levels, negatively impact real estate values, and otherwise lead to economic weakness which could have one or more of the following undesirable effects on our business:

•	a lack of demand for loans, or other products and services offered by us;
•	a decline in the value of our loans or other assets secured by real estate;
•	a decrease in deposit balances due to increased pressure on the liquidity of our customers;
•	an impairment of our investment securities; or

•

an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

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

The markets for agricultural products can be adversely impacted by increased supply from overseas competition, a drop in consumer demand, and numerous other factors.  The ripple effect of any resulting drop in commodity prices could lower borrower income and depress collateral values.  Weather patterns are also of critical importance to row crop, tree fruit, and citrus production.  A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to higher unemployment throughout the San Joaquin Valley.  The state of California has recently experienced the worst drought in recorded history, and it is difficult to predict if the drought will resume and how long it might last.  Another looming issue that could have a major impact on the agricultural industry involves water availability and distribution rights.  If the amount of water available to agriculture becomes increasingly scarce as a result of diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business.  Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

While oil prices rebounded significantly in 2016 and 2017 subsequent to the precipitous drop in 2014 and 2015, the reversal of recent trends could have an adverse impact on our customers and their ability to make payments to us, particularly in areas such as Kern County where oil production is a key economic driver.  The drop in oil prices led to related declines in oil property values and property taxes, and Kern County, which is home to about three quarters of California’s oil production, declared a fiscal emergency in January 2015 after projecting a potential material budget gap.  Kern County had access to ample fiscal reserves and it cut expenses to help address the issue, thus the County was not ultimately forced to file bankruptcy.  The Company does not have material direct exposure to oil producers, but does have some indirect exposure via loans outstanding to borrowers involved in servicing oil companies.  Our energy-related credits totaled $16 million at December 31, 2017, relative to $23 million at December 31, 2016 and $43 million at December 31, 2015.  If cash flows are disrupted for our remaining energy-related borrowers, or if other borrowers are indirectly impacted and/or non-oil property values decline, our level of nonperforming assets and loan charge-offs could increase.  Furthermore, economic multipliers to a contracting oil industry include the prospects of a depressed residential housing market and a drop in commercial real estate values, in what was historically a strong growth region for us.

Concentrations of real estate loans have negatively impacted our performance in the past, and could subject us to further risks in the event of another real estate recession or natural disaster.  Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate.  At December 31, 2017, 79% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio had real estate collateral as a secondary source of repayment or as an abundance of caution.  Loans on commercial buildings represented approximately 52% of all real estate loans, while construction/development and land loans were 11%, loans secured by residential properties accounted for 25%, and loans secured by farmland were 12% of real estate loans.  The Company’s $9.4 million balance of nonperforming assets at December 31, 2017 includes nonperforming real estate loans totaling $2.5 million, and $5.5 million in foreclosed assets comprised primarily of OREO.

The Central Valley residential real estate market experienced significant deflation in property values during 2008 and 2009, and foreclosures occurred at relatively high rates during and after the recession.  While residential real estate values in our market areas have stabilized or are increasing, if they were to slide again, or if commercial real estate values were to decline materially, the Company could experience additional migration into nonperforming assets.  An increase in nonperforming assets could have a material adverse effect on our financial condition and results of operations by reducing our income and increasing our expenses.  Deterioration in real estate values might also further reduce the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects.  Similarly, the occurrence of more natural disasters like those California has experienced recently, including fires, flooding, and earthquakes, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

Moreover, banking regulators give commercial real estate loans extremely close scrutiny due to risks relating to the cyclical nature of the real estate market and risks for lenders with high concentrations of such loans.  The regulators have required banks with relatively high levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses.  Expectations for higher capital levels have also emerged.  Any required increase in our allowance for loan losses could adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact financial performance measures such as earnings per share and return on equity.

Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks.  Commercial and agricultural real estate, construction and land development, and commercial and industrial loans and leases (including agricultural production loans but excluding mortgage warehouse loans), which comprised approximately 66% of our total loan portfolio as of December 31, 2017, expose the Company to a greater risk of loss than residential real estate and consumer loans, which were a smaller percentage of the total loan portfolio.  Commercial real estate and land development loans typically involve relatively large balances to a borrower or a group of related borrowers, and an adverse development with respect to a larger commercial loan relationship would expose us to greater risk of loss than issues with respect to a smaller residential mortgage loan or consumer loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value.  At December 31, 2017, we had $182 million, or 12% of total loans, in commercial loans and leases (including agricultural production loans but excluding mortgage warehouse loans).  Commercial lending involves risks that are different from those associated with real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Our commercial loans are primarily extended based on the cash flows of the borrowers, and secondarily on any underlying collateral provided by the borrowers.  A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value.  Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of such collateral in the event of default is often an insufficient source of repayment for a number of reasons, including uncollectible accounts receivable and obsolete or special-purpose inventories among other things.

Nonperforming assets adversely affect our results of operations and financial condition, and can take significant time to resolve.  Our nonperforming loans may return to elevated levels, which would negatively impact earnings, possibly in a material way depending on the severity.  We do not record interest income on non-accrual loans, thereby adversely affecting income levels.  Furthermore, when we receive collateral through foreclosures and similar proceedings we are required to record the collateral at its fair market value less estimated selling costs, which may result in charges against our allowance for loan losses if that value is less than the book value of the related loan.  Additionally, our non-interest expense has risen materially in adverse economic cycles due to the costs of reappraising adversely classified assets, write-downs on foreclosed assets resulting from declining property values, operating costs related to foreclosed assets, legal and other costs associated with loan collections, and various other expenses that would not typically be incurred in a normal operating environment.  A relatively high level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks.  We have utilized various techniques such as loan sales, workouts and restructurings to manage our problem assets.  Deterioration in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of nonperforming assets requires a significant commitment of time from Management and staff, which can be detrimental to their performance of other responsibilities.  There can be no assurance that we will avoid increases in nonperforming loans in the future.

We may experience loan and lease losses in excess of our allowance for such losses.  We endeavor to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur.  We have established an allowance for estimated loan and lease losses in our accounting records based on:

•	historical experience with our loans;
•	our evaluation of economic conditions;
•	regular reviews of the quality, mix and size of the overall loan portfolio;
•	a detailed cash flow analysis for nonperforming loans;
•	regular reviews of delinquencies; and
•	the quality of the collateral underlying our loans.

At any given date, we maintain an allowance for loan and lease losses that we believe is adequate to absorb specifically identified probable losses as well as any other losses inherent in our loan portfolio as of that date.  While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any given time there may be loans in our portfolio that could result in losses but have not been identified as nonperforming or potential problem loans. We cannot be sure that we will identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on loans that have been so identified.  Changes in economic, operating and other conditions which are beyond our control, including interest rate fluctuations, deteriorating collateral values, and changes in the financial condition of borrowers may lead to an increase in our estimate of probable losses, or could cause actual loan losses to exceed our current allowance.  In addition, the FDIC and the DBO, as part of their supervisory functions, periodically review our allowance for loan and lease losses.  Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses based on their judgment, which may be different from that of our Management.  Any such increase in the allowance required by regulators could also hurt our business.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the collateral.  In considering whether to make a loan secured by real property, we generally require an appraisal of the property.  However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of the appraisal.  In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease.  As a result of any of these factors the value of the collateral backing a loan may be less than supposed, and if a default occurs we may not recover the entire outstanding balance of the loan via the liquidation of such collateral.

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

The future impact of changes to the Internal Revenue Code is uncertain and may adversely affect our business.  The Tax Cuts and Jobs Act was signed into law in December 2017, reforming the U.S. tax code.  The ultimate impact of the Tax Act on our business, customers and shareholders is uncertain but some effects could be adverse.  While the decline in the maximum federal corporate tax rate from 35 percent to 21 percent will reduce our income tax expense in 2018, the legislation initially resulted in a $2.7 million decrease in the value of our deferred tax asset, which materially reduced our net income via a charge to our income tax provision in that amount for the year ended December 31, 2017.  Other provisions of the Tax Act could also negatively impact our consolidated financial statements and may adversely affect us in the future.

In addition, the Tax Act could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits state and local tax deductions.  These changes may adversely impact the property values of real estate used to secure loans and create an additional tax burden on certain individuals, particularly in high state tax jurisdictions such as California where we operate.  These changes could therefore make it more difficult for some borrowers to make their loan payments and could also negatively impact the housing market, which could adversely affect our business and loan growth.  Any negative financial impact to our customers resulting from tax reform could adversely impact our financial condition and earnings.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability.  The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services, which may limit our ability to attract and retain banking customers.  In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry.  Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with economies of scale that result in relatively low operating costs.  We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services via the internet.  Recent advances in technology and other changes have allowed parties to effectuate financial transactions that previously required the involvement of banks.  For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits.  Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of customer deposits and the fee income generated by those deposits.  The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Moreover, with the large number of bank failures in the past decade some customers have become more concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured.  Decreases in deposits may adversely affect our funding costs and net income.  Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability.  It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings which are generally more expensive than retail deposits.

If we are not able to successfully keep pace with technological changes affecting the industry, our business could be hurt.  The financial services industry is constantly undergoing technological change, with the frequent introduction of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve clients and reduce costs.  Our future success depends, in part, upon our ability to respond to the needs of our clients by using technology to provide desired products and services and create additional operating efficiencies.  Some of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.  Failure to keep pace with technological change in the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition and results of operations.

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

In recent periods there has been a rise in fraudulent electronic activity, security breaches, and cyber-attacks, including in the banking sector.  Some financial institutions have reported breaches of their websites and systems which have involved sophisticated and targeted attacks intended to misappropriate sensitive or confidential information, destroy or corrupt data, disable or degrade service, disrupt operations or sabotage systems.  These breaches can remain undetected for an extended period of time.  Furthermore, our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications that may appear to be legitimate messages sent by the Bank, in attempts to misappropriate passwords, card numbers, bank account information or other personal information or to introduce viruses or malware to personal computers.  Information security risks for financial institutions have increased in part because of new technologies, mobile services and other web-based products used to conduct financial and other business transactions, as well as the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others.  The secure maintenance and transmission of confidential information, as well as the secure and reliable execution of transactions over our systems, are essential to protect us and our customers and to maintain our customers’ confidence.  Despite our efforts to identify, contain and mitigate these threats through detection and response mechanisms, product improvement, the use of encryption and authentication technology, and customer and employee education, such attempted fraudulent activities directed against us, our customers, and third party service providers remain a serious issue.  The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve.

We also face risks related to cyber-attacks and other security breaches in connection with debit card transactions, which typically involve the transmission of sensitive information regarding our customers through various third parties.  Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them.  We also rely on third party service providers to conduct certain other aspects of our business operations, and face similar risks relating to them.  While we regularly conduct security assessments on those third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or security breach.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully remediated.  Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems could result in losses that are difficult to detect.  We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability.  We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their employees) and to the risk that our (or our vendors’) business continuity and data security efforts might prove to be inadequate.  The occurrence of any of these risks could result in a diminished ability to operate our busi ness (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

Previously enacted and potential future regulations could have a significant impact on our business, financial condition and results of operations.  Dodd-Frank, which was enacted in 2010, is having a broad impact on the financial services industry, including significant regulatory and compliance changes.  Many of the requirements called for in Dodd-Frank will be implemented over time, and most will be facilitated by the enactment of regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented, the full extent to which they will impact our operations is unclear.  The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business.  In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

•	an increase in our cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	the limitation of our ability to expand consumer product and service offerings due to more stringent consumer protection laws and regulations;
•	a negative impact on our cost of funds in a rising interest rate environment, since financial institutions can now pay interest on business checking accounts;
•	a potential reduction in fee income, due to limits on interchange fees applicable to larger institutions which could ultimately lead to a competitive-driven reduction in the fees we receive; and
•	a potential increase in competition due to the elimination of the remaining barriers to de novo interstate branching.

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

Growing by acquisition entails integration and certain other risks, and our financial condition and results of operations could be negatively affected if our expansion efforts are unsuccessful or we fail to manage our growth effectively.  In addition to organic growth and the establishment of de novo branches, over the past several years we have engaged in expansion through acquisitions of branches and whole institutions.  We intend to continue pursuing this growth strategy within our current footprint and via geographic expansion.  There are risks associated with any such expansion.  Those risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, and being unable to profitably deploy assets acquired in the transaction.  To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company.  We may be unable to integrate operations successfully or to achieve expected cost savings.  Any cost savings which are realized may be offset by losses in revenues or other charges to earnings.  There also may be business disruptions that cause us to lose customers or cause customers to remove their accounts from us and move their business to competing financial institutions.  In addition, our ability to grow may be limited if we cannot make acquisitions.  We compete with other financial institutions with respect to proposed acquisitions.  We cannot predict if or when we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms.

We may experience future goodwill impairment.  In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill.  As a result, acquisitions typically result in recording goodwill, as was the case with our acquisition of OCB Bancorp in October 2017 which substantially increased our goodwill.  We perform a goodwill evaluation at least annually to test for goodwill impairment.  As part of our testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If we determine that the fair value of a reporting unit is less than its carrying amount using these qualitative factors, we then measure the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger impairment losses, which could be materially adverse to our operating results and financial position.  We cannot provide assurance that we will not be required to take an impairment charge in the future.  Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

Changes in accounting standards may affect our performance.  Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations.  From time to time the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be difficult to predict and can materially impact how we report and record our financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in a retrospective adjustment to prior financial statements.

One such change is ASU 2016-13, which was released by the FASB in 2016 and which the Company is required to adopt no later than January 1, 2020, with early adoption permitted on January 1, 2019.  ASU 2016-13 includes changes to the methodology for determining the amount of the allowance for credit losses, among other things.  The new credit loss model will be a significant change from the standard in place today, as it requires the Company to calculate its allowance on the basis of current expected credit losses over the lifetime of its loans (commonly referred to as the “CECL” model), instead of losses inherent in the portfolio as of a point in time.  On the effective date, institutions will record a cumulative-effect balance sheet adjustment for financial assets carried at amortized cost for any change in the related allowance for loan and lease losses generated by the adoption of the new standard.  The Company’s preliminary evaluation indicates that when adopted, the provisions of ASU 2016-13 will impact our consolidated financial statements, particularly the level of our reserve for credit losses and shareholders’ equity, which could materially affect our financial condition and future results of operations.  The extent of the impact is currently unknown, and will ultimately depend upon the nature and characteristics of our loan portfolio and the macroeconomic conditions and forecasts at the adoption date.

We may be adversely affected by the financial stability of other financial institutions.  Our ability to engage in routine transactions could be adversely affected by the actions and liquidity of other financial institutions.  Financial institutions are often interconnected as a result of trading, clearing, counterparty, or other business relationships.  We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients.  Many of these transactions expose us to credit risk in the event of a default by a counterparty or client.  Even if the transactions are collateralized, credit risk could exist if the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to us.  Any such losses could adversely affect our business, financial condition or results of operations.

Changes in interest rates could adversely affect our profitability, business and prospects.  Net interest income, and therefore earnings, can be adversely affected by differences or changes in the interest rates on, or the repricing frequency of, our financial instruments.  In addition, fluctuations in interest rates can affect the demand of customers for products and services, and an increase in the general level of interest rates may adversely affect the ability of certain borrowers to make variable-rate loan payments.  Accordingly, changes in market interest rates could have a material adverse effect on the Company’s asset quality, loan origination volume, financial condition, results of operations, and cash flows.  This interest rate risk can arise from Federal Reserve Board monetary policies, as well as other economic, regulatory and competitive factors that are beyond our control.

We depend on our executive officers and key personnel to implement our business strategy, and could be harmed by the loss of their services.  We believe that our continued growth and success depends in large part upon the skills of our management team and other key personnel.  The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel or an inability to attract, retain or motivate key personnel could adversely affect our business.  If we are not able to retain our existing key personnel or attract additional qualified personnel, our business operations could be impaired.  None of our executive officers have employment agreements.

The value of the securities in our investment portfolio may be negatively affected by market disruptions, adverse credit events or fluctuations in interest rates, which could have a material adverse impact on capital levels.  Our available-for-sale investment securities are reported at their estimated fair values, and fluctuations in fair values can result from changes in market interest rates, rating agency actions, issuer defaults, illiquid markets and limited investor demand, among other things.  As long as the change in the fair value of a security is not considered to be “other than temporary,” we directly increase or decrease accumulated other comprehensive income in shareholders’ equity by the amount of the change in fair value, net of the tax effect.  Because of the size of our fixed income bond portfolio relative to total assets, a relatively large increase in market interest rates, in particular, could result in a material drop in fair values and, by extension, our capital.  Investment securities that have an amortized cost in excess of their current fair value at the end of a reporting period are also evaluated for other-than-temporary impairment.  If such impairment is indicated, the difference between the amortized cost and the fair value of those securities will be recorded as a charge in our income statement, which could also have a material adverse effect on our results of operations and capital levels.

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title.  Approximately 79% of our loan portfolio at December 31, 2017 consisted of real estate loans.  In the normal course of business we may foreclose and take title to real estate collateral, and could be subject to environmental liabilities with respect to those properties.  We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  These costs and claims could adversely affect our business and prospects.

Risks Related to our Common Stock

You may not be able to sell your shares at the times and in the amounts you want if the price of our stock fluctuates significantly or the trading market for our stock is not active.  The trading price of our common stock could be impacted by a number of factors, many of which are outside our control.  Although our stock has been listed on NASDAQ for many years and our trading volume has increased in recent periods, trading in our stock does not consistently occur in high volumes and the market for our stock cannot always be characterized as active.  Thin trading in our stock may exaggerate fluctuations in the stock’s value, leading to price volatility in excess of that which would occur in a more active trading market.  In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock.  Factors that could affect our common stock price in the future include but are not necessarily limited to the following:

•	actual or anticipated fluctuations in our operating results and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	actions by shareholders;

•	sales of our equity or equity-related securities, or the perception that such sales may occur;
•	fluctuations in the trading volume of our common stock;
•	fluctuations in the stock prices, trading volumes, and operating results of our competitors;
•	market conditions in general and, in particular, for the financial services industry;
•	proposed or adopted regulatory changes or developments;
•	regulatory action against us;
•	actual, anticipated or pending investigations, proceedings, or litigation that involve or affect us; and
•	domestic and international economic factors unrelated to our performance.

The stock market and, more specifically, the market for financial institution stocks, has experienced significant volatility in the past.  As a result, the market price of our common stock has at times been volatile, and could be in the future, as well.  The capital and credit markets have also experienced volatility and disruption over the past several years, at times reaching unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and adversely impacted credit availability for certain issuers without regard to the issuers’ underlying financial strength.

We could pursue additional capital in the future, which may or may not be available on acceptable terms, could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance.  Furthermore, any capital raising activity could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock and performance measures such as return on equity and earnings per share.

Future acquisitions may dilute shareholder ownership and value, especially tangible book value per share.  We regularly evaluate opportunities to acquire other financial institutions and/or bank branches and intend to continue to pursue such acquisitions as part of our growth strategy.  Such acquisitions may involve cash, debt, and/or equity securities.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value per common share may occur in connection with any future acquisitions.  To the extent we issue capital stock in connection with such transactions, the share ownership of our existing shareholders may be diluted.

The Company relies heavily on the payment of dividends from the Bank.  Other than $4.9 million in cash available at the holding company level at December 31, 2017, the Company’s ability to meet debt service requirements and to pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income.  However, the Bank is subject to regulations limiting the amount of dividends it may pay.  For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation.  If (i) any capital requirements are increased; and/or (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios.  This would reduce the amount of funds available for the payment of dividends by the Bank to the Company.  Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices.  The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code.  Whether dividends are paid, and the frequency and amount of such dividends will also depend on the financial condition and performance of the Bank and the decision of the Bank’s Board of Directors.  Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.”  However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options.  The shares of our common stock do not have preemptive rights, which means that you may not be entitled to buy additional shares if shares are offered to others in the future.  We are authorized to issue up to 24,000,000 shares of common stock, and as of December 31, 2017 we had 15,223,360 shares of common stock outstanding.  Except for certain limitations imposed by NASDAQ, nothing restricts our ability to offer additional shares of stock for fair value to others in the future.  Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock.  Furthermore, when our directors and officers exercise in-the-money stock options your ownership in the Company is diluted.  As of December 31, 2017, there were outstanding options to purchase an aggregate of 455,040 shares of our common stock with an average exercise price of $16.33 per share.  At the same date there were an additional 850,000 shares available to grant under our 2017 Stock Incentive Plan.

Shares of our preferred stock issued in the future could have dilutive and other effects on our common stock.  Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock, none of which is presently outstanding.  Although our Board of Directors has no present intention to authorize the issuance of shares of preferred stock, such shares could be authorized in the future.  If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding.  In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights, or in the redemption of our common stock.  The rights, preferences, privileges and restrictions applicable to any series or preferred stock would be determined by resolution of our Board of Directors.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  Properties

The Company’s administrative headquarters is housed in a 37,000 square foot, three-story office building located at 86 North Main Street, Porterville, California, and our main office consists of a one-story brick building located at 90 N. Main Street, Porterville, California, adjacent to our administrative headquarters.  Both of those buildings are situated on unencumbered property owned by the Company.  The Company also owns unencumbered property on which 17 of our other offices are located, namely the following branches:  Porterville West Olive, Bakersfield Ming, California City, Dinuba, Exeter, Farmersville, Fresno Shaw, Hanford, Lindsay, San Luis Obispo, Santa Paula, Tehachapi Downtown, Tehachapi Old Town, Three Rivers, Tulare, Visalia Mooney and Woodlake.  The remaining branches, as well as our technology center and remote ATM locations, are leased from unrelated parties.  While near-term expansion is planned, Management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

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

Sierra Bancorp’s Common Stock trades on the NASDAQ Global Select Market under the symbol BSRR, and the CUSIP number for our stock is #82620P102.  Trading in the Company’s Common Stock has not consistently occurred in high volumes, and such trading activity cannot always be characterized as an active trading market.

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information available via public sources:

	Sale Price Of The Company's		Approximate Trading
Calendar	Common Stock		Volumes
Quarter End	High	Low	Shares
March 31, 2016	21.70	15.78	2,447,862
June 30, 2016	19.05	16.27	2,307,127
September 30, 2016	18.87	15.60	1,655,183
December 31, 2016	27.04	17.25	2,986,103
March 31, 2017	29.50	25.06	3,199,738
June 30, 2017	27.86	23.10	2,107,112
September 30, 2017	28.03	23.29	1,904,551
December 31, 2017	28.87	24.32	2,368,197

(b)	Holders

As of January 31, 2018 there were an estimated 4,999 shareholders of the Company’s Common Stock.  There were 734 registered holders of record on that date, and per Broadridge, an investor communication company, there were 4,265 beneficial holders with shares held under a street name, including “objecting beneficial owners” whose names and addresses are unavailable.  Since some holders maintain multiple accounts, it is likely that the above numbers overstate the actual number of the Company’s shareholders to some extent.

(c)	Dividends

The Company paid cash dividends totaling $7.9 million, or $0.56 per share in 2017 and $6.5 million, or $0.48 per share in 2016, which represents 41% of annual net earnings for 2017 and 37% for 2016.  The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity.  However, in the past when many of our peers elected to suspend dividend payments, the Company’s Board determined that we should continue to pay a certain level of dividends without regard to peer payout ratios, as long as our core operating performance was adequate and policy or regulatory restrictions did not preclude such payments.  That said, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends upon cash on hand as supplemented by dividends from the Bank.  The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by the Bank’s Board of Directors.  The authority of the Bank’s Board of Directors to declare cash dividends is also subject to statutory restrictions.  Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three fiscal years (reduced by distributions to the Bank’s shareholder during such period), or with the prior approval of the California Commissioner of Business Oversight in an amount not exceeding the greater of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year.

The Company’s ability to pay dividends is also limited by state law.  California law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend plus any preferred dividend arrears amount.  If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the value of the company’s assets would equal or exceed the sum of its total liabilities plus any preferred dividend arrears amount.  In addition, during any period in which the Company has deferred the payment of interest otherwise due and payable on its subordinated debt securities, it may not pay any dividends or make any distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).

(d)	Securities Authorized for Issuance under Equity Compensation Plans

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017 pursuant to the approval of the Company’s shareholders.  The 2017 Plan replaced the 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan is 850,000 shares, and as of December 31, 2017 no awards had been granted under the 2017 Plan.  The following table provides information as of December 31, 2017 with respect to options issued and still outstanding under the expired 2007 Plan, which was our only equity compensation plan with outstanding options, and options available to grant under the 2017 Plan, our only active equity compensation plan:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	455,040	$16.33	850,000

(e)	Performance Graph

Below is a five-year performance graph comparing the cumulative total return on the Company’s common stock to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2012 and the reinvestment of dividends.

	Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Sierra Bancorp	100.00	143.27	159.64	164.63	254.96	260.10
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank $1B-$5B Index	100.00	145.41	152.04	170.20	244.85	261.04
SNL Bank Index	100.00	137.30	153.48	156.10	197.23	232.91

Source: S&P Global Market Intelligence

(f)	Stock Repurchases

In September 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans.  The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be suspended at any time at Management’s discretion.  The Company did not repurchase any shares in the fourth quarter of 2017, and there were 478,954 authorized shares remaining available for repurchase at December 31, 2017.  As of the date of this report, Management has no immediate plans to resume stock repurchase activity.

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.  The selected financial data as of December 31, 2017 and 2016, and for each of the years in the three year period ended December 31, 2017, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report.  The selected financial data presented for earlier years is from our audited financial statements which are not included in this Annual Report.  Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data
(dollars in thousands, except per share data)
	As of and for the years ended December 31,

Operating Data	2017	2016	2015	2014	2013
Interest income	$80,924	$68,505	$62,707	$55,121	$51,785
Interest expense	5,223	3,323	2,581	2,796	3,221
Net interest income before provision for loan losses	75,701	65,182	60,126	52,325	48,564
(Benefit) provision for loan losses	(1,140)	—	—	350	4,350
Non-interest income	21,779	19,238	17,715	15,831	17,063
Non-interest expense	65,441	58,053	50,703	46,375	44,815
Income before provision for income taxes	33,179	26,367	27,138	21,431	16,462
Provision for income taxes	13,640	8,800	9,071	6,191	3,093
Net income	19,539	17,567	18,067	15,240	13,369
Selected Balance Sheet Summary
Total loans, net	1,551,551	1,255,754	1,124,602	961,056	793,087
Allowance for loan losses	9,043	9,701	10,423	11,248	11,677
Securities available for sale	558,329	530,083	507,582	511,883	425,044
Cash and due from banks	70,137	120,442	48,623	50,095	78,006
Foreclosed assets	5,481	2,225	3,193	3,991	8,185
Premises and equipment, net	29,388	28,893	21,990	21,853	20,393
Total interest-earning assets	2,118,875	1,827,192	1,634,180	1,474,629	1,244,795
Total assets	2,340,298	2,032,873	1,796,537	1,637,320	1,410,249
Total interest-bearing liabilities	1,417,590	1,277,416	1,150,010	1,038,177	845,084
Total deposits	1,988,386	1,695,471	1,464,628	1,366,695	1,174,179
Total liabilities	2,084,356	1,826,995	1,606,197	1,450,229	1,228,575
Total shareholders' equity	255,942	205,878	190,340	187,091	181,674
Per Share Data
Net income per basic share	1.38	1.30	1.34	1.09	0.94
Net income per diluted share	1.36	1.29	1.33	1.08	0.94
Book value	16.81	14.94	14.36	13.67	12.78
Cash dividends	0.56	0.48	0.42	0.34	0.26
Weighted average common shares outstanding basic	14,172,196	13,530,293	13,460,605	14,001,958	14,155,927
Weighted average common shares outstanding diluted	14,357,782	13,651,804	13,585,110	14,136,486	14,290,150
Key Operating Ratios:
Performance Ratios: (1)
Return on average equity	8.82%	8.71%	9.59%	8.18%	7.56%
Return on average assets	0.93%	0.95%	1.07%	1.03%	0.96%
Net interest spread (tax-equivalent) (4)	3.90%	3.86%	3.92%	3.92%	3.90%
Net interest margin (tax-equivalent)	4.04%	3.95%	3.99%	4.01%	4.02%
Dividend payout ratio	40.61%	36.97%	31.29%	31.33%	27.52%
Equity to assets ratio	10.53%	10.93%	11.13%	12.58%	12.72%
Efficiency ratio (tax-equivalent)	65.52%	67.23%	63.98%	66.30%	66.90%
Net loans to total Deposits at Period end	78.03%	74.07%	70.32%	70.32%	67.54%
Asset Quality Ratios: (1)
Non-performing loans to total loans (2)	0.25%	0.50%	0.85%	2.13%	4.66%
Non-performing assets to total loans and other real estate owned (2)	0.60%	0.68%	1.13%	2.53%	5.62%
Net (recoveries) charge-offs to average loans	-0.04%	0.06%	0.08%	0.09%	0.81%
Allowance for loan losses to net loans at period end	-0.58%	-0.77%	-0.93%	-1.17%	-1.47%
Allowance for Loan Losses to Non-Performing Loans	-228.19%	-152.41%	-108.19%	-54.40%	-31.21%
Regulatory Capital Ratios: (3)
Common equity tier 1 capital to risk-weighted assets	12.84%	14.09%	N/A	N/A	N/A
Tier 1 capital to adjusted average assets (leverage ratio)	11.32%	11.92%	12.99%	12.99%	14.37%
Tier 1 capital to risk-weighted assets	14.79%	16.53%	17.39%	17.39%	20.39%
Total capital to risk-weighted assets	15.32%	17.25%	18.44%	18.44%	21.67%

(1)	Asset quality ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.
(2)	Performing TDR’s are not included in nonperforming loans and are therefore not included in the numerators used to calculate these ratios.
(3)	For definitions and further information relating to regulatory capital requirements, see “Item 1, Business - Supervision and Regulation - Capital Adequacy Requirements herein.
(4)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2017 and 2016, and the results of operations for each of the years in the three-year period ended December 31, 2017.  The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Summary of Performance

Our operating results and balance sheet have been materially impacted by whole-bank acquisitions in 2014, 2016 and 2017, as discussed in greater detail in the applicable sections below.  The Company recognized net income of $19.539 million in 2017, relative to $17.567 million in 2016 and $18.067 million in 2015.  Net income per diluted share was $1.36 in 2017, as compared to $1.29 in 2016 and $1.33 for 2015.  The Company’s return on average assets and return on average equity were 0.93% and 8.82%, respectively, in 2017, as compared to 0.95% and 8.71%, respectively, in 2016, and 1.07% and 9.59%, respectively, for 2015.  The Company’s financial performance was unfavorably impacted by a $2.710 million charge to our income tax provision in 2017 as we revalued our net deferred tax asset to reflect a lower corporate income tax rate.  Furthermore, we recognized nonrecurring acquisition costs in 2017 and 2016, but our core financial results have been trending better for the past several years due in part to a higher volume of loans, a strong base of core deposits, and reductions in nonperforming assets.  The following are some of the major factors that impacted the Company’s results of operations for the years presented in the consolidated financial statements.

•

Net interest income improved by 16% in 2017 over 2016 and 8% in 2016 over 2015, due primarily to growth in average interest-earning assets that was largely funded by low-cost non-maturity deposits.  The increase in average earning assets in 2017 over 2016 was the result of our acquisitions of Coast National Bank in mid-2016 and Ojai Community Bank in the fourth quarter of 2017, organic loan growth, and a higher level of investments, while growth in 2016 over 2015 came from the impact of the Coast acquisition, organic loan growth, and an increase in loan participations purchased.  The positive impact of asset growth was enhanced in 2017 by net interest margin expansion of nine basis points resulting in part from short-term interest rate increases and discount accretion on acquisition loans.  Net interest income has also been impacted by nonrecurring items, which added $736,000 to interest income in 2017, relative to $563,000 in 2016 and $825,000 in 2015.

•

We recorded a negative loan loss provision of $1.140 million in 2017, and provisions were not required in 2016 or 2015.  The provision reversal in 2017 was made possible by principal recovered on charged-off loan balances, and the zero provisions for 2016 and 2015 were facilitated by the reduction of impaired loan balances, lower loan losses, and tighter underwriting standards for new and renewed loans.

•

Non-interest income increased by $2.541 million, or 13%, in 2017 over 2016, and by $1.523 million, or 9%, in 2016 compared to 2015.  The improvement in 2017 is comprised primarily of growth in service charges on deposit accounts and other core fee income, but also includes nonrecurring items as discussed below.  For 2016 over 2015, the increase includes nonrecurring income comprised of net proceeds from life insurance policies and core increases in fees and service charge income, partially offset by lower investment gains.

•

Operating expense increased by $7.388 million, or 13%, in 2017 compared to 2016, and by $7.350 million, or 14%, in 2016 over 2015.  Most of the 2017 increase came from higher operating costs associated with branches added via our acquisitions as well as de novo branch expansion.  Operating expense also includes nonrecurring acquisition costs, which totaled $2.225 million for the year in 2017 as compared to $2.411 million in 2016.  Other nonrecurring costs are delineated below.  The increase in 2016 was impacted by non-recurring acquisition costs, which totaled only $101,000 in 2015, and also by ongoing operating costs associated with branch expansion and the Coast acquisition.

•

The Company had tax provisions of $13.640 million, or 41% of pre-tax income in 2017; $8.800 million, or 33% of pre-tax income in 2016; and $9.071 million, or 33% of pre-tax income in 2015.  The higher tax accrual rate for 2017 is primarily the result of the aforementioned $2.710 million deferred tax asset revaluation charge, but also reflects higher taxable income relative to available tax credits.  Lower pre-tax income and higher non-taxable BOLI income benefitted our tax accrual rate for 2016 over 2015, although the impact of those factors was offset by declining tax credits.

The Company’s assets totaled $2.340 billion at December 31, 2017, relative to $2.033 billion at December 31, 2016.  Total liabilities were $2.084 billion at the end of 2017 compared to $1.827 billion at the end of 2016, and shareholders’ equity totaled $256 million at December 31, 2017 relative to $206 million at December 31, 2016.  The following is a summary of key balance sheet changes during 2017.

•

Total assets increased by $307 million, or 15%.  The increase resulted from higher loan and investment portfolio balances and a $23 million increase in goodwill and other intangible assets, partially offset by a reduction in cash and due from banks.

•

Gross loans and leases were up $295 million, or 23%.  Loan growth was favorably impacted by the Ojai acquisition, which added $218 million in loans as of the acquisition date, and strong organic growth in real estate loans, net of a drop of $25 million, or 15%, in mortgage warehouse loans.

•

Cash balances declined by $50 million, or 42%.   The reduction in cash balances includes a $32 million decrease in interest-earning balances held in our Federal Reserve Bank account and correspondent banks, and an $18 million drop in non-earning balances.

•

Our allowance for loan and lease losses totaled $9.0 million as of December 31, 2017, a reduction of $658,000, or 7%, relative to year-end 2016.  The allowance fell to 0.58% of total loans at December 31, 2017 from 0.77% of total loans at December 31, 2016, due to acquisition loans which were initially booked at their fair values and thus did not require loss reserves, and credit quality improvement in the remainder of the loan portfolio.

•

Deposit balances reflect net growth of $293 million, or 17%.  Deposit growth in 2017 includes balances from the Ojai Community Bank and Woodlake branch acquisitions in the fourth quarter, which added $231 million and $27 million, respectively, to deposit balances at the acquisition dates, although we have seen subsequent runoff in some higher-rate deposits from the Ojai acquisition.  Furthermore, while organic deposit growth was relatively strong in the first half of the year, if acquisition balances were excluded we would have experienced net deposit runoff during the latter half of 2017.

•

Total capital increased by $50 million, or 24%, ending the year with a balance of $256 million.  The increase in capital is primarily the result of 1,376,431 shares issued as part of the consideration for the Ojai acquisition, but also includes capital from stock options exercised and the addition of net income, less dividends paid.  The Company’s regulatory capital ratios declined as a result of the acquisition and organic loan growth but remain relatively robust, and at December 31, 2017 our consolidated Common Equity Tier One Capital Ratio was 12.84%, our Tier One Risk-Based Capital Ratio was 14.79%, our Total Risk-Based Capital Ratio was 15.32%, and our Tier One Leverage Ratio was 11.32%.

Results of Operations

As noted above, acquisitions have had a material impact on our operating results in recent periods, including the recognition of nonrecurring acquisition costs as well as higher revenues and ongoing overhead expense.  Net income was $19.539 million in 2017, an increase of $1.972 million, or 11%, compared to 2016.  Net income dropped by $500,000, or 3%, in 2016 relative to 2015.  The Company earns income from two primary sources.  The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money.  The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance and investment gains.  The majority of the Company’s non-interest expense is comprised of operating costs that facilitate offering a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income was $75.701 million in 2017, compared to $65.182 million in 2016 and $60.126 million in 2015.  This equates to increases of 16% in 2017 and 8% in 2016.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Distribution, Rate & Yield
(dollars in thousands, except footnotes)
	Year Ended December 31,
	2017			2016			2015
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
Assets	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)
Investments:
Federal funds sold/due from banks	$34,832	$356	1.01%	$11,210	$84	0.74%	$11,313	$31	0.27%
Taxable	437,194	8,578	1.94%	415,902	7,922	1.87%	405,987	8,192	1.99%
Non-taxable	133,506	3,747	4.32%	108,568	3,009	4.26%	99,963	2,953	4.54%
Equity	1,128	16	1.40%	1,214	40	3.24%	1,760	19	1.06%
Total investments	606,660	12,697	2.39%	536,894	11,055	2.32%	519,023	11,195	2.43%
Loans and Leases: (3)
Real estate	1,029,224	53,329	5.18%	827,868	42,107	5.09%	730,509	38,203	5.23%
Agricultural	49,335	2,448	4.96%	48,730	2,143	4.40%	32,084	1,329	4.14%
Commercial	120,307	6,252	5.20%	116,135	5,915	5.09%	108,213	5,039	4.66%
Consumer	11,471	1,329	11.59%	13,789	1,574	11.41%	16,981	1,707	10.05%
Mortgage warehouse	105,352	4,690	4.45%	144,531	5,577	3.86%	138,106	5,103	3.69%
Other	3,220	179	5.56%	2,187	134	6.13%	2,090	131	6.27%
Total loans and leases	1,318,909	68,227	5.17%	1,153,240	57,450	4.98%	1,027,983	51,512	5.01%
Total interest earning assets (4)	1,925,569	80,924	4.31%	1,690,134	68,505	4.15%	1,547,006	62,707	4.16%
Other earning assets	9,018			8,045			7,385
Non-earning assets	170,229			146,361			138,378
Total assets	$2,104,816			$1,844,540			$1,692,769

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand deposits	$135,713	$417	0.31%	$131,803	$399	0.30%	$120,363	$355	0.29%
NOW	380,626	427	0.11%	327,961	361	0.11%	293,043	344	0.12%
Savings accounts	241,746	258	0.11%	206,234	229	0.11%	186,224	207	0.11%
Money market	136,915	157	0.11%	109,027	80	0.07%	109,479	78	0.07%
CDAR's	32	—	—	3,700	4	0.11%	12,007	8	0.07%
Certificates of deposit<$100,000	74,847	292	0.39%	75,383	236	0.31%	77,058	247	0.32%
Certificates of deposit>$100,000	274,298	2,211	0.81%	238,858	865	0.36%	215,625	535	0.25%
Brokered deposits	—	—	—	—	—	—	644	11	1.71%
Total interest bearing deposits	1,244,177	3,762	0.30%	1,092,966	2,174	0.20%	1,014,443	1,785	0.18%
Borrowed funds:
Federal funds purchased	166	1	0.60%	822	6	0.73%	6	—	—
Repurchase agreements	8,514	34	0.40%	8,371	33	0.39%	8,601	35	0.41%
Short term borrowings	7,074	58	0.82%	28,333	127	0.45%	14,697	31	0.21%
Long term borrowings	—	—	—	306	—	—	2,504	13	0.52%
TRUPS	34,496	1,368	3.97%	33,403	983	2.94%	30,928	717	2.32%
Total borrowed funds	50,250	1,461	2.91%	71,235	1,149	1.61%	56,736	796	1.40%
Total interest bearing liabilities	1,294,427	5,223	0.40%	1,164,201	3,323	0.29%	1,071,179	2,581	0.24%
Non-interest bearing demand deposits	557,686			462,200			417,993
Other liabilities	31,062			16,521			15,116
Shareholders' equity	221,641			201,618			188,481
Total Liabilities and Shareholders' Equity	$2,104,816			$1,844,540			$1,692,769

Interest income/interest earning assets			4.31%			4.15%			4.16%
Interest expense/interest earning assets			0.27%			0.20%			0.17%
Net Interest Income and Margin(5)		$75,701	4.04%		$65,182	3.95%		$60,126	3.99%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)

Loans are gross of the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $629,660, $461,003, and $276,596 for the years ended December 31, 2017, 2016, and 2015 respectively.

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

Volume & Rate Variances
(dollars in thousands)
	Years Ended December 31,
	2017 over 2016			2016 over 2015
	Increase(decrease) due to			Increase(decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$176	$96	$272	$—	$53	$53
Taxable	383	273	656	223	(493)	(270)
Non-taxable	691	47	738	263	(207)	56
Equity	(3)	(21)	(24)	(6)	27	21
Total investments	1,247	395	1,642	480	(620)	(140)

Loans and Leases:
Real estate	10,241	981	11,222	5,092	(1,188)	3,904
Agricultural	27	278	305	690	124	814
Commercial	212	125	337	366	510	876
Consumer	(265)	20	(245)	(321)	188	(133)
Mortgage warehouse	(1,512)	625	(887)	237	237	474
Other	63	(18)	45	6	(3)	3
Total loans and leases	8,766	2,011	10,777	6,070	(132)	5,938
Total interest earning assets	$10,013	$2,406	$12,419	$6,550	$(752)	$5,798
Liabilities:
Interest Bearing Deposits:
Demand
NOW	$12	$6	$18	$34	$10	$44
Savings accounts	58	8	66	41	(24)	17
Money Market	39	(10)	29	22	—	22
CDAR's	20	57	77	—	2	2
Certificates of deposit < $100,000	(4)	—	(4)	(6)	2	(4)
Certificates of deposit > $100,000	(2)	58	56	(5)	(6)	(11)
Brokered deposits	128	1,218	1,346	58	272	330
Total interest bearing deposits	—	—	—	(11)	—	(11)
Borrowed funds:	251	1,337	1,588	133	256	389
Borrowed funds:
Federal funds purchased	(5)	—	(5)	—	6	6
Repurchase agreements	1	—	1	(1)	(1)	(2)
Short term borrowings	(95)	26	(69)	29	67	96
Long term borrowings	—	—	—	(11)	(2)	(13)
TRUPS	32	353	385	57	209	266
Total borrowed funds	(67)	379	312	74	279	353
Total interest bearing liabilities	184	1,716	1,900	207	535	742
Net interest income	$9,829	$690	$10,519	$6,343	$(1,287)	$5,056

The volume variance calculated for 2017 relative to 2016 was a favorable $9.829 million, due to an increase of $235 million, or 14%, in the average balance of interest-earning assets resulting from the impact of acquisitions and organic growth in loans and investments.  There was also a favorable rate variance of $690,000 for 2017 over 2016.  Our weighted average yield on interest-earning assets was up by 16 basis points while the weighted average cost of interest-bearing liabilities increased by 11 basis points, and the Company also benefited from the fact that the yield increase on earning assets was applied to a much higher balance than the rate change for interest-bearing liabilities.  Investment yields have been increasing due to the current rising rate environment, and in response to limited investment portfolio restructuring which took place in 2017.  Loan yields have risen due to the impact of higher short-term interest rates on our variable-rate loans and discount accretion on acquisition loans.  The comparative results were also impacted by non-recurring interest items, which can include things such as interest recoveries on non-accrual loans, interest reversals for loans placed on non-accrual status, accelerated fee recognition for loan prepayments, and late fees.  We had net interest recoveries of $736,000 in 2017 relative to net interest recoveries of $563,000 in 2016, for an increase of $173,000.  Our weighted average cost of interest-bearing liabilities increased primarily because of higher rates paid on adjustable-rate trust-preferred securities (“TRUPS”), short-term borrowings and large time deposits.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 4.04% in 2017, up nine basis points relative to 2016 primarily as the result of higher loan and investment yields.

For 2016 over 2015, a favorable volume variance of $6.343 million was partially offset by an unfavorable rate variance of $1.287 million.  The volume variance was due to an increase of $143 million, or 9%, in average interest-earning assets resulting from growth in loans and investments, including the impact of the Coast acquisition.  It was enhanced by strong growth in the average balance of loans relative to lower-yielding investments.  The negative rate variance, which resulted from lower yields on investments and loans combined with a slightly higher weighted average rate on interest-bearing liabilities, was exacerbated by the volume differential between interest-earning assets and interest-bearing liabilities.  Loan yields were impacted in part by nonrecurring interest income, which was down $262,000 in 2016 relative to 2015.  Our net interest margin was 3.95% in 2016, or four basis points lower than in 2015.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses.  The Company recorded a negative loan loss provision of $1.140 million in 2017, and did not need to record provisions in 2016 or 2015.  The provision reversal in 2017 was made possible by principal recovered on charged-off loan balances, and the zero provisions for 2016 and 2015 were facilitated by the reduction of impaired loan balances, lower loan losses, and tighter underwriting standards for new and renewed loans.

Even without a regular loan loss provision in recent periods we have been able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio.  Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance.  The Company experienced net recoveries of $482,000 on charged off balances in 2017, as compared to net loan charge-offs totaling $722,000 in 2016 and $825,000 in 2015.  The need for reserve replenishment via a loan loss provision has been minimized in recent periods for the following reasons:  we had net principal recoveries in 2017, which went back into the allowance; with the exception of the unanticipated charge-off of a $225,000 overdraft in 2017, charge-offs have primarily been recorded against pre-established reserves which alleviated what otherwise might have been a need for reserve replenishment; all of our acquired loans were booked at their fair values, and thus did not initially require a loan loss allowance; loss rates have been declining, thus having a positive impact on general reserves for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.

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

Non-interest Revenue and Operating Expense

The table below sets forth the major components of the Company’s non-interest revenue and operating expense for the years indicated, along with relevant ratios:

Non-Interest Income/Expense
(dollars in thousands)
	Year Ended December 31,
	2017	% of Total	2016	% of Total	2015	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$11,230	51.55%	$10,151	52.76%	$9,399	53.05%
Checkcard fees	4,955	22.75%	4,467	23.22%	4,234	23.90%
Other service charges and fees	4,052	18.61%	3,865	20.09%	3,617	20.42%
Bank owned life insurance income	1,640	7.53%	994	5.17%	907	5.12%
Gain on sale of securities	500	2.30%	223	1.16%	666	3.76%
Loss on tax credit investment	(961)	-4.41%	(944)	-4.91%	(1,058)	-5.97%
Other	363	1.67%	482	2.51%	(50)	-0.28%
Total non-interest income	21,779	100.00%	19,238	100.00%	17,715	100.00%
As a % of average interest-earning assets		1.13%		1.14%		1.15%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	31,506	48.14%	27,452	47.30%	24,871	49.05%
Occupancy costs
Furniture and equipment	2,674	4.09%	2,372	4.09%	2,060	4.06%
Premises	6,916	10.57%	5,394	9.29%	4,839	9.54%
Advertising and promotion costs	2,514	3.84%	2,386	4.11%	2,319	4.57%
Data processing costs	4,365	6.67%	3,607	6.21%	3,426	6.76%
Deposit services costs	4,426	6.76%	3,737	6.44%	3,182	6.28%
Loan services costs
Loan processing	1,029	1.57%	635	1.09%	891	1.76%
Foreclosed assets	270	0.41%	657	1.13%	153	0.30%
Other operating costs
Telephone and data communications	1,654	2.53%	1,552	2.67%	1,857	3.66%
Postage and mail	1,064	1.63%	997	1.72%	923	1.82%
Other	1,089	1.67%	902	1.55%	800	1.58%
Professional services costs
Legal and accounting	1,532	2.34%	1,675	2.89%	1,337	2.64%
Acquisition costs	2,225	3.40%	2,411	4.15%	101	0.20%
Other professional services costs	2,266	3.46%	1,996	3.44%	1,785	3.52%
Stationery and supply costs	1,309	2.00%	1,425	2.45%	1,296	2.56%
Sundry & tellers	602	0.92%	855	1.47%	863	1.70%
Total other operating expense	$65,441	100.00%	$58,053	100.00%	$50,703	100.00%
As a % of average interest-earning assets		3.40%		3.43%		3.28%
Net non-interest income as a % of average interest-earning assets		-2.27%		-2.30%		-2.13%
Efficiency ratio (1)		65.52%		67.23%		63.98%
(1)	Tax Equivalent

The Company’s results reflect increases in total non-interest income of $2.541 million, or 13%, in 2017 over 2016, and $1.523 million, or 9%, in 2016 over 2015.  These are primarily core increases resulting from growth, as discussed in greater detail below, but several items of a nonrecurring nature have also had a significant impact over the past few years.  In 2017, nonrecurring non-interest income includes $500,000 in gains on the sale of investments, $503,000 in life insurance proceeds, and $323,000 in gains from the dissolution of a low-income housing tax credit fund investment.  Nonrecurring non-interest income for 2016 was comprised of $223,000 in gains on the sale of investments, $481,000 in net life insurance proceeds, and $276,000 in special dividends received pursuant to our equity investment in the Federal Home Loan Bank (“FHLB”), while 2015 includes $666,000 in investment gains and $245,000 in special dividends from the FHLB.  Total non-interest income was 1.13% of average interest-earning assets in 2017, relative to 1.14% in 2016 and 1.15% in 2015.  The ratio has been trending slightly lower due mainly to a rising balance of interest-earning assets.

The principal component of the Company’s non-interest revenue, namely service charges on deposit accounts, increased by $1.079 million, or 11%, in 2017 relative to 2016, due to fees earned on a higher number of deposit accounts, as well as a higher level of commercial deposit account activity and additional fees on higher-risk accounts.  Deposit service charges increased by $752,000, or 8%, in 2016 relative to 2015 for the same reasons.  The Company’s ratio of service charge income to average transaction account balances was 1.0% in 2017, down slightly from 1.1% in 2016 and 2015.

The line item immediately following service charges on deposits is checkcard fees, consisting of interchange fees from our customers’ use of debit cards for electronic funds transactions.  This category increased by $488,000, or 11%, in 2017 over 2016 and by $233,000, or 6%, in 2016 over 2015 as a result of growth in our deposit account base, including the addition of accounts pursuant to our acquisitions.  Other service charges and fees, which also constitute a relatively large portion of non-interest income, increased by $187,000, or 5%, in 2017 over 2016 and by $248,000, or 7%, in 2016 over 2015.  Factoring out the impact of nonrecurring special dividends from the FHLB, as noted above, and a declining level of regular FHLB dividends, the increase in this category reflects a stronger volume of fee-generating activities.

BOLI income increased by $646,000, or 65%, in 2017 over 2016.  BOLI income is derived from two types of policies owned by the Company, namely “separate account” and “general account” life insurance, and the increase in 2017 is due in large part to higher income on separate account BOLI.  The Company had $6.5 million invested in separate account BOLI at December 31, 2017, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers.  Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals).  Gains on separate account BOLI totaled $689,000 in 2017 relative to $151,000 in 2016, for an increase of $538,000.  As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their net impact on taxable income tends to be minimal.  The Company’s books also reflect a net cash surrender value of $40.6 million for general account BOLI at year-end 2017.  General account BOLI generates income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits.  Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent.  While rate reductions and an increase in the cost of insurance for certain policies created downward pressure on general account BOLI income over the past few years, the average income crediting rate improved in 2017 due to the termination of a high-cost policy in late 2016.  Furthermore, the Ojai acquisition included over $2 million in BOLI, thus income on general account BOLI reflects an increase of $108,000 for 2017.

As previously noted, we realized $500,000 in gains on the sale of investments in 2017, compared to $223,000 in 2016 and $666,000 in 2015.  The next line item reflects pass-through expenses associated with our investments in low-income housing tax credit funds and other limited partnerships.  Those expenses, which are netted out of revenue, increased by $17,000, or 2%, in 2017 relative to 2016, but dropped by $114,000, or 11%, in 2016 compared to 2015.  If not for the aforementioned gain from the dissolution of one of the limited partnerships, the increase would have been even greater in 2017 due to new investments added in 2017 and 2016.

Other non-interest income includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, life insurance proceeds, loan servicing income (net of amortization expense on our servicing asset), and other miscellaneous income.  There was a drop of $119,000 in other non-interest income in 2017 relative to 2016 resulting from the disposition of certain fixed assets at a loss in 2017.  As noted above, life insurance proceeds totaled $503,000 in 2017 relative to $481,000 in 2016, for an immaterial difference.  The variance in other non-interest income for 2016 over 2015 reflects an absolute increase of $532,000, due primarily to the fact that no life insurance proceeds were received in 2015.

Total operating expense, or non-interest expense, increased by $7.388 million, or 13%, in 2017 over 2016, and by $7.350 million, or 14%, in 2016 relative to 2015.  The increase for 2017 is comprised in large part of ongoing oper ating costs incidental to our acquisitions and de novo branch expansion.  The increase in 2016 includes nonrecurring acquisition costs, as well as core operating expenses required to support a larger number of branches.  Non-interest expense includes the following items of a nonrecurring nature:  for 2017, acquisition costs of $2.225 million, lending-related costs totaling about $300,000, and net OREO expense of $270,000; for 2016, acquisition costs of $2.411 million, net OREO expense of $657,000, and a nonrecurring expense reversal of $173,000 in director retirement plan accruals subsequent to the death of a former director and the payment of split-dollar life insurance proceeds to his beneficiary; and for 2015, net OREO expense of $153,000 and one-time acquisition costs totaling $101,000.  Non-interest expense was 3.40% of average earning assets in 2017, relative to 3.43% for 2016 and 3.28% in 2015.  The ratios were higher in 2017 and 2016 largely because of acquisition costs.

The largest component of operating expense, namely salaries and employee benefits, was up $4.054 million, or 15%, in 2017 over 2016, and $2.581 million, or 10%, in 2016 over 2015.  Personnel costs increased in 2017 due to expenses for employees retained subsequent to our acquisitions, staffing costs for de novo branch offices that commenced operations in 2017, and higher costs for temporary employees and overtime related to the Ojai whole-bank and Woodlake branch acquisitions and system conversions.  The increase also includes salary adjustments in the normal course of business, costs for non-acquisition related staff additions, a relatively large increase in group health insurance costs, and higher equity incentive compensation expense related to stock options.  Personnel costs for 2016 were up relative to 2015 due to the impact of the acquisition and the de novo branch, as well as salary adjustments in the normal course of business, higher staffing levels as vacant positions were filled, and higher temporary salaries and overtime costs.  Components of compensation expense that can experience significant variability and are typically difficult to predict include salaries associated with successful loan originations, which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) guidelines on the recognition and measurement of non-refundable fees and origination costs for lending activities, and accruals associated with employee deferred compensation plans.  Loan origination salaries that were deferred from current expense for recognition over the life of related loans totaled $3.854 million for 2017, $3.430 million for 2016, and $3.058 million for 2015, with the fluctuations due to variability in successful organic loan origination activity.  Employee deferred compensation expense accruals totaled $217,000 in 2017, relative to $141,000 in 2016 and $37,000 in 2015.  As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.  Salaries and benefits were 48.14% of total operating expense in 2017, relative to 47.29% in 2016 and 49.05% in 2015.  The number of full-time equivalent staff employed by the Company totaled 560 at the end of 2017, 479 at the end of 2016, and 417 at the end of 2015.  The increase in 2017 over 2016 is due to the addition of former Ojai Community Bank employees and Woodlake branch staff, personnel for de novo branches opened in 2017, and certain back office additions deemed necessary to ensure a continued high level of customer service.

Total rent and occupancy expense, including furniture and equipment costs, increased by $1.824 million, or 23%, in 2017 over 2016, and by $867,000, or 13%, in 2016 over 2015.  The increase in 2017 was primarily the result of expenses associated with locations added during the year, including certain non-recurring start-up costs associated with outfitting new branches, but it also includes inflationary increases related to other locations.  The increase in 2016 is due to occupancy costs associated with acquisitions and branch openings, rent escalations in the normal course of business, and depreciation expense on office renovations.

Advertising and promotion costs were up by $128,000, or 5%, in 2017 over 2016, and by $67,000, or 3%, in 2016 over 2015.  The increases are mainly the result of marketing efforts targeting our expanded geography, and other promotional expenses associated with opening new branches.  Data processing costs increased by $758,000, or 21%, in 2017 over 2016, and by $181,000, or 5%, in 2016 over 2015.  The increase in 2017 is primarily from ongoing expenses related to our acquisitions and new branches, but also includes costs associated with an online lending platform that was implemented at the beginning of 2017.  The increase in 2016 is largely due to ongoing costs associated with the Coast acquisition which were partially offset by efforts to manage network and other information technology costs.  Deposit services costs also increased by $689,000, or 18%, in 2017 over 2016, and by $555,000, or 17%, in 2016 over 2015.  As with data processing costs, much of the increase in deposit costs is the result of ongoing expenses associated with our acquisitions, including operational costs as well as amortization expense for our core deposit intangible, and expenses for other new offices.  Deposit costs were further impacted by increases in debit card processing costs due to higher activity levels.

Loan services costs are comprised of loan processing costs, and net costs associated with foreclosed assets.  Loan processing costs, which include expenses for property appraisals and inspections, loan collections, demand and foreclosure activities, loan servicing, loan sales, and other miscellaneous lending costs, increased by $394,000, or 62%, in 2017 relative to 2016, but reflect a drop of $256,000, or 29%, in 2016 as compared to 2015.   The increase in 2017 is due primarily to $300,000 in nonrecurring lending costs as noted above, but it also includes a higher level of appraisal, inspection and credit reporting costs incidental to more robust lending activity.  The reduction in 2016 includes lower appraisal and inspection costs, and declining collection costs.  Foreclosed assets costs are comprised of write-downs taken subsequent to reappraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets.  Those costs reflect a drop of $387,000 in 2017 over 2016 and an increase of $504,000 in 2016 relative to 2015.  The decline in 2017 came primarily in lower OREO write-downs, while the increase in 2016 is the result of additional OREO write-downs, higher OREO operating expense, and lower gains on the sale of foreclosed assets.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs.  Telecommunications expense increased by $102,000, or 7%, in 2017 relative to 2016, following a reduction of $305,000, or 16%, in 2016 over 2015.  The increase in 2017 is reflective of branch expansion, while the reduction for 2016 includes non-recurring credits received from prior period overbillings, but was also the result of focused efforts to increase efficiencies.  Postage expense increased by $67,000, or 7%, in 2017 over 2016 and by $74,000, or 8%, in 2016 over 2015, due mainly to statements and disclosures mailed to an expanding customer base.  The “Other” category under other operating costs was up by $187,000, or 21%, in 2017 over 2016 and by $102,000, or 13%, in 2016 over 2015, due primarily to higher travel costs.  Travel costs rose in connection with our acquisitions and conversions, de novo branches, and increased frequency of offsite meetings.

Legal and accounting costs declined $143,000, or 9%, in 2017 relative to 2016 due to lower legal expense, primarily in the collections area.  This line item increased by $338,000, or 25%, in 2016 over 2015, however, due to higher audit costs and higher legal expense.  Acquisition costs, or one-time expenses directly attributable to our whole-bank and branch acquisitions, totaled $2.225 million in 2017, $2.411 million in 2016, and $101,000 in 2015.  Those nonrecurring expenses are comprised primarily of termination fees for core processing contracts and certain other contracts, software conversion costs, financial advisor fees, legal costs, severance and retention amounts paid to employees of the acquired institutions, and the write-off of furniture, fixtures and equipment that were not utilized by the Company.

Other professional services costs include FDIC assessments and other regulatory expenses, directors’ costs, and certain insurance costs among other things.  This category increased by $270,000, or 14%, in 2017 over 2016 and $211,000, or 12%, in 2016 over 2015.  The increase in 2017 includes higher director’s deferred compensation expense, an increase stemming from a nonrecurring reversal of $173,000 in director retirement plan accruals in 2016, and higher stock option expense, partially offset by lower regulatory assessments.  The increase for 2016 includes higher deferred compensation expense, an increase in directors’ fees due to an expanded Board, and equity incentive compensation costs for stock options issued to directors in 2016, partially offset by the aforementioned reversal of certain director retirement plan accruals in 2016.  As with deferred compensation accruals for employees, directors’ deferred compensation accruals are related to separate account BOLI income and losses, and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.  Directors’ deferred compensation expense accruals totaled $598,000 in 2017, $173,000 in 2016, and $57,000 in 2015.

Stationery and supply costs fell by $116,000, or 8%, in 2017 over 2016, but increased by $129,000, or 10%, in 2016 over 2015.  The drop in 2017 is primarily due to costs associated with the issuance of new debit cards incorporating EMV technology in 2016; both 2017 and 2016 include recurring costs stemming from our whole-bank acquisitions and branch expansion, as well as one-time costs to outfit new branches with Bank of the Sierra supplies.  Sundry and teller costs reflect a reduction of $253,000, or 30%, in 2017 relative to 2016 due to reduced debit card losses and lower operations-related losses within our branch system.  These costs were about the same in 2016 as in 2015.

The Company’s tax-equivalent overhead efficiency ratio was 65.52% in 2017, relative to 67.23% in 2016 and 63.98% in 2015.  The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.  The ratio was higher in 2017 and 2016 due in part to non-recurring acquisition costs incurred in those periods.

Income Taxes

Our income tax provision was $13.640 million, or 41% of pre-tax income in 2017, relative to provisions of $8.800 million, or 33% of pre-tax income in 2016 and $9.071 million, or 33% of pre-tax income in 2015.  The tax accrual rate for 2017 was higher primarily because of the $2.710 million deferred tax asset revaluation charge, but it also reflects higher taxable income relative to available tax credits.  Our tax accrual rate would have been even higher in 2017 if not for our adoption of FASB’s Accounting Standards Update 2016-09 effective January 1, 2017, and the subsequent change in accounting methodology associated with the disqualifying disposition of Company shares issued pursuant to the exercise of incentive stock options.  Prior to January 1, 2017, the favorable tax impact of disqualifying dispositions was recorded directly to equity, whereas it is now reflected in the income statement as an adjustment to our income tax provision.  Disqualifying dispositions had a small impact on our tax accrual rate during the fourth quarter, but they occurred at a higher rate during the first half of 2017 and thus had a larger favorable impact on our year-to-date income tax accrual.

The Company sets aside a provision for income taxes on a monthly basis.  The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits.  Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions.  The Company’s investments in state, county and municipal bonds provided $3.711million in federal tax-exempt income in 2017, $3.001 million in 2016, and $2.953 million in 2015.  Moreover, in addition to life insurance proceeds of $503,000 in 2017 and $481,000 in 2016, our bank-owned life insurance generated $1.640 million in tax-exempt income in 2017, compared to $994,000 in 2016 and $907,000 in 2015.

Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds, and California state employment tax credits.  We had a total of $8.4 million invested in low-income housing tax credit funds as of December 31, 2017, which are included in other assets rather than in our investment portfolio.  Those investments have generated substantial tax credits over the past few years, with about $711,000 in credits available for the 2017 tax year, $686,000 in tax credits utilized in 2016, and $770,000 in tax credits utilized in 2015.  The credits are dependent upon the occupancy level of the housing projects and income of the tenants, and cannot be projected with certainty.  Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income.  We plan to invest in additional tax credit funds in the future, but if the economics of such transactions do not justify continued investments then the level of low-income housing tax credits will taper off in future years until they are substantially utilized by the end of 2028.  That means that even if taxable income stayed at the same level through 2028, our tax accrual rate would gradually increase.

Financial Condition

Our acquisitions had a significant impact on balance sheet growth in 2017, as discussed in the following sections.  Assets totaled $2.340 billion at the end of 2017, reflecting an increase of $307 million, or 15%, for the year.  Asset growth came primarily from increases of $295 million, or 23%, in gross loan balances, $28 million, or 5%, in investment securities, and close to $23 million in goodwill and other intangible assets, offset in part by a $50 million reduction in cash and cash equivalents.  Deposits were up $293 million, or 17%, reflecting very balanced growth relative to loans, while non-deposit borrowings, including junior subordinated debentures, were reduced by a net $43 million, or 40%.  Total capital increased by $50 million, or 24%.   The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

Loan and Lease Portfolio

The Company’s loan and lease portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio are important considerations when reviewing the Company’s financial condition.

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2013 through 2017, net of deferred fees and origination costs and the allowance for loan and lease losses.  The Loan and Lease Distribution table that follows sets forth by loan type the Company’s gross loans and leases outstanding, and the percentage distribution in each category at the dates indicated.  The balances for each loan type include nonperforming loans, if any, but do not reflect any deferred or unamortized loan origination, extension, or commitment fees, or deferred loan origination costs.  Although not reflected in the loan totals below and not currently comprising a material part of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution
(dollars in thousands)
	As of December 31,
	2017	2016	2015	2014	2013
Real estate:
1-4 family residential construction	$74,256	$32,417	$14,941	$5,858	$1,720
Other construction/land	58,779	40,650	37,359	19,908	25,531
1-4 family - closed-end	204,766	137,143	137,356	114,259	87,024
Equity lines	62,590	43,443	44,233	49,717	53,723
Multi-family residential	42,930	31,631	27,222	18,718	8,485
Commercial real estate - owner occupied	263,447	253,535	218,708	218,654	186,012
Commercial real estate - non-owner occupied	379,432	244,198	165,107	132,077	106,840
Farmland	140,516	134,480	133,182	145,039	108,504
Total real estate	1,226,716	917,497	778,108	704,230	577,839
Agricultural	46,796	46,229	46,237	27,746	25,180
Commercial and industrial	135,662	123,595	113,207	113,771	103,262
Mortgage warehouse lines	138,020	163,045	180,355	106,021	73,425
Consumer loans	10,626	12,165	14,949	18,885	23,536
Total loans and leases	$1,557,820	$1,262,531	$1,132,856	$970,653	$803,242
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	4.77%	2.57%	1.32%	0.60%	0.21%
Other construction/land	3.77%	3.22%	3.30%	2.05%	3.18%
1-4 family - closed-end	13.14%	10.86%	12.12%	11.77%	10.83%
Equity lines	4.02%	3.44%	3.90%	5.12%	6.69%
Multi-family residential	2.76%	2.51%	2.40%	1.93%	1.06%
Commercial real estate - owner occupied	16.91%	20.08%	19.31%	22.53%	23.16%
Commercial real estate - non-owner occupied	24.36%	19.34%	14.57%	13.61%	13.30%
Farmland	9.02%	10.65%	11.76%	14.94%	13.51%
Total real estate	78.75%	72.67%	68.69%	72.55%	71.94%
Agricultural	3.00%	3.66%	4.08%	2.86%	3.13%
Commercial and industrial	8.71%	9.79%	9.99%	11.72%	12.86%
Mortgage warehouse lines	8.86%	12.91%	15.92%	10.92%	9.14%
Consumer loans	0.68%	0.96%	1.32%	1.95%	2.93%
	100.00%	100.00%	100.00%	100.00%	100.00%

The Company has experienced net growth in loan and lease balances every year since 2013, in spite of fluctuations caused by variability in outstanding balances on mortgage warehouse lines, reductions associated with the resolution of impaired loans, weak loan demand in some of those years, tightened underwriting standards, and intense competi tion. This growth is due in part to acquisitions, including Santa Clara Valley Bank in 2014, Coast National Bank in 2016 and Ojai Community Bank in 2017, as well as whole loan purchases and participations purchased in 2015 and 2016.  Organic loan growth has also been relatively robust in recent periods, particularly with regard to commercial real estate, construction and single-family loans.

For 2017, gross loans were up by $295 million, or 23%, due to the addition of $218 million in loans via the Ojai acquisition and strong organic growth in real estate loans, net of a $25 million reduction in outstanding balances on mortgage warehouse lines.  Total real estate loans increased by $309 million, or 34%, due to $189 million in balances from the Ojai acquisition and net organic growth.  Agricultural production loan balances were up earlier in 2017, but due to subsequent payoffs ended the year with almost no net growth.  Commercial loans reflect a net increase of $12 million, or 10%, due to $28 million in loans from the Ojai acquisition partially offset by runoff in our legacy portfolio.  One large commercial relationship, in particular, had an undesirable impact when the borrower sold the business in 2017 and paid off $14 million in loans.  Outstanding balances on mortgage warehouse lines declined by $25 million, or 15%, as the utilization rate on those lines dropped to 34% at December 31, 2017 from 48% at December 31, 2016.  Mortgage lending activity is highly correlated with changes in interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances.  Consumer loans fell by $2 million, or 13%, during 2017.  We continue to actively seek quality loan participations to supplement organic growth, but despite almost $5 million in loan participations inherited from Ojai Community Bank, the Company’s total loan participations purchased declined to $32 million at December 31, 2017 from $41 million at December 31, 2016 due to paydowns during the year.   Loan participations are included in the balances shown in the table above.

Management remains focused on loan growth, which combined with stronger economic activity in some of our markets has led to recent record levels in our pipeline of loans in process of approval.  However, we are still experiencing a relatively high level of prepayments and mortgage warehouse lending is subject to significant fluctuations, thus no assurance can be provided with regard to future net growth in aggregate loan balances.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2017, including non-accruing loans, grouped by remaining scheduled principal payments:

Loans and Lease Maturity
(dollars in thousands)
	As of December 31, 2017
		Three months				Floating rate:	Fixed rate:
	Three months	to twelve	One to five	Over five		due after one	due after one
	or less	months	years	years	Total	year	year
Real estate	$41,576	$88,969	$113,653	$982,518	$1,226,716	$829,768	$266,403
Agricultural	8,318	31,328	5,611	1,539	46,796	6,041	1,109
Commercial and industrial	16,148	29,292	38,203	52,019	135,662	40,752	49,470
Mortgage warehouse lines	13,157	114,781	10,082	—	138,020	—	10,082
Consumer loans	1,262	789	4,054	4,521	10,626	1,129	7,446
Total	$80,461	$265,159	$171,603	$1,040,597	$1,557,820	$877,690	$334,510

For a comprehensive discussion of the Company’s liquidity position, balance sheet re-pricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  Unused commitments to extend credit totaled $692 million at December 31, 2017 and $464 million at December 31, 2016, although it is not likely that all of those commitments will ultimately be drawn down.  Unused commitments represented approximately 44% of gross loans outstanding at December 31, 2017 and 37% at December 31, 2016, with the increase due in part to a higher level of construction loans, which fund incrementally rather than immediately at booking, and lower utilization on mortgage warehouse lines.  The Company also had undrawn letters of credit issued to customers totaling $9 million at December 31, 2017 and 2016.  Off-balance sheet obligations pose potential credit risk to the Company, and a $334,000 reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2017.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10-K outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing an $86 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans which are pledged to the FHLB by the Company.  For more information regarding the Company’s off-balance sheet arrangements, see Note 12 to the consolidated financial statements in Item 8 herein.

Contractual Obligations

At the end of 2017, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Subordinated debentures	$34,588	$-	$-	$-	$34,588
Operating leases	13,036	1,974	4,006	3,096	3,960
Other long-term obligations	5,376	1,364	1,876	46	2,090
Total	$53,000	$3,339	$5,882	$3,142	$40,638

Nonperforming Assets

Nonperforming assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO.  If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (“TDR”), which may be designated as either nonperforming or performing depending on the loan’s accrual status.  The following table presents comparative data for the Company’s NPAs and performing TDRs as of the dates noted:

Nonperforming Assets and Performing TDRs
(dollars in thousands)
	As of December 31,
	2017	2016	2015	2014	2013
Real estate:
Other construction/land	$77	$558	$457	$3,547	$5,528
1-4 family - closed-end	871	963	2,298	3,042	13,168
Equity lines	922	1,926	1,770	1,049	778
Multi-family residential	—	—	630	171	—
Commercial real estate - owner occupied	236	1,572	2,325	3,417	5,516
Commercial real estate - non-owner occupied	123	67	262	7,754	8,058
Farmland	293	39	610	51	282
TOTAL REAL ESTATE	2,522	5,125	8,352	19,031	33,330
Agricultural	—	89	—	—	470
Commercial and industrial	1,301	692	710	821	2,622
Consumer loans	140	459	572	826	992
TOTAL NONPERFORMING LOANS (1)	$3,963	$6,365	$9,634	$20,678	$37,414

Foreclosed assets	5,481	2,225	3,193	3,991	8,185
Total nonperforming assets	$9,444	$8,590	$12,827	$24,669	$45,599
Performing TDRs (1)	$12,413	$14,182	$12,431	$12,359	$15,239
Nonperforming loans as a % of total gross loans and leases	0.25%	0.50%	0.85%	2.13%	4.66%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.60%	0.68%	1.13%	2.53%	5.62%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total NPAs were reduced to $9.4 million, or 0.60% of gross loans and leases plus foreclosed assets at the end of 2017, from $45.6 million, or 5.62% of gross loans and leases plus foreclosed assets at the end of 2013.  This reduction has occurred in response to better economic conditions and our continuous efforts to improve credit quality.  The contraction in NPAs includes a drop in nonperforming loans of $2.4 million, or 38%, during 2017, but foreclosed assets were up by $3.3 million for the year due to the addition of a single property that was on the books of Ojai Community Bank on the acquisition date.  The $4.0 million balance of nonperforming loans at December 31, 2017 includes $1.6 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such.  We also had $12.0 million in loans classified as performing TDRs for which we were still accruing interest at December 31, 2017, a drop of $2.2 million, or 15%, relative to December 31, 2016.  Notes 2 and 4 to the consolidated financial statements provide a more comprehensive disclosure of TDR balances and activity within recent periods.

Non-accruing loan balances secured by real estate comprised $2.5 million of total nonperforming loans at December 31, 2017, down $2.6 million, or 51%, since December 31, 2016.  The balance of nonperforming commercial loans increased by $609,000, or 88%, during 2017, ending the period at $1.3 million.  We have no reason to believe that there will be further material increases in nonperforming commercial loans in the near term, but no assurance can be provided in that regard.  Nonperforming consumer loans, which are largely unsecured, declined by $319,000, or 69%, to a balance of only $140,000 at December 31, 2017.

The balance of foreclosed assets had a carrying value of $5.5 million at December 31, 2017, and was comprised of 13 properties classified as OREO and three mobile homes.  At the end of 2016 foreclosed assets totaled just over $2.2 million, consisting of 11 properties classified as OREO and two mobile homes.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

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

The Company’s allowance for loan and lease losses was $9.0 million, or 0.58% of gross loans at December 31, 2017, relative to $9.7 million, or 0.77% of gross loans at December 31, 2016.  The reduction in the allowance resulted from a net provision reversal of $1.1 million in 2017, partially offset by $482,000 in net principal recoveries.  While reserves were established for losses inherent in incremental loan balances and unanticipated charge-offs in 2017, the net decline in the allowance was made possible by the following circumstances:  charge-offs were primarily recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; all acquired loans were booked at their fair values, and thus did not initially require a loan loss allowance; loan loss rates have been declining, having a positive impact on general reserves established for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.  The ratio of the allowance to nonperforming loans was 228.19% at December 31, 2017, relative to 152.41% at December 31, 2016 and 108.19% at December 31, 2015.  A separate allowance of $334,000 for potential losses inherent in unused commitments is included in other liabilities at December 31, 2017.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses
(dollars in thousands)
	As of and for the years ended December 31,
Balances:	2017	2016	2015	2014	2013
Average gross loans and leases outstanding during period	$1,318,909	$1,153,240	$1,027,983	$1,027,983	$804,533
Gross loans and leases held for investment	$1,557,820	$1,262,531	$1,132,856	$970,653	$803,242

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,701	$10,423	$11,248	$11,677	$13,873
(Benefit) provision charged to expense	(1,140)	—	—	350	4,350
Charge-offs
Real estate:
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	144	73	135	625
1-4 family - closed-end	7	97	224	431	454
Equity lines	58	94	92	828	1,131
Multi-family residential	—	50	—	—	—
Commercial real estate - owner occupied	36	108	318	171	933
Commercial real estate - non-owner occupied	—	469	—	45	523
Farmland	—	—	—	19	539
TOTAL REAL ESTATE	101	962	707	1,629	4,205
Agricultural	154	—	—	124	473
Commercial and industrial	669	344	395	625	1,668
Mortgage warehouse lines	—	—	—	—	—
Consumer loans	2,161	1,905	1,738	1,837	1,917
Total	3,085	3,211	2,840	4,215	8,263
Recoveries
Real estate:
1-4 family residential construction	—	—	—	38	—
Other construction/land	5	467	117	702	174
1-4 family - closed-end	1,959	15	93	317	58
Equity lines	32	17	189	273	118
Multi-family residential	—	—	—	—	36
Commercial real estate - owner occupied	38	35	106	504	60
Commercial real estate - non-owner occupied	201	449	246	79	172
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	2,235	983	751	1,913	618
Agricultural	5	14	81	6	—
Commercial and industrial	310	477	225	801	802
Mortgage warehouse lines	—	—	—	—	—
Consumer loans	1,017	1,015	958	716	297
Total	3,567	2,489	2,015	3,436	1,717
Net loan (recoveries) charge offs	(482)	722	825	779	6,546
Balance	$9,043	$9,701	$10,423	$11,248	$11,677

RATIOS
Net loan and lease (recoveries) charge-offs to average loans and leases	-0.04%	0.06%	0.08%	0.08%	0.81%
Allowance for loan and lease losses to gross loans and leases at end of period	0.58%	0.77%	0.92%	1.16%	1.45%
Allowance for loan losses to non-performing loans	228.19%	152.41%	108.19%	54.40%	31.21%
Net loan and lease (recoveries) charge-offs to allowance for loan losses at end of period	-5.33%	7.44%	7.92%	6.93%	56.06%
Net loan charge-offs to provision for loan and lease losses	42.28%	-	-	222.57%	150.48%

As shown in the table above, the Company recorded a negative loan loss provision of $1.140 million in 2017, and was not required to record provisions in 2016 or 2015.  As previously noted, there were $482,000 in net recoveries on previously charged-off balances in 2017, relative to net charged-off loan balances totaling $722,000 in 2016 and $825,000 in 2015.  Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end.  Our allowance for probable losses on specifically identified impaired loans was reduced by

$209,000, or 15%, during 2017, due to the charge-off of losses against the allowance and the release of reserves subsequent to the resolution of certain non-performing loans.  The allowance for probable losses inherent in non-impaired loans was also down by $449,000, or 5%, as a result of credit quality improvement.  The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

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

Allocation of Allowance for Loan and Lease Losses
(dollars in thousands)
	As of December 31,
	2017		2016		2015		2014		2013
	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans
Real Estate	$4,786	78.75%	$3,548	72.67%	$4,783	68.69%	$6,243	72.55%	$5,544	71.94%
Agricultural	208	3.00%	209	3.66%	722	4.08%	986	2.86%	978	3.13%
Commercial and industrial (2)	2,772	17.57%	4,279	22.71%	2,533	25.91%	1,944	22.64%	3,787	22.00%
Consumer loans	1,231	0.68%	1,208	0.96%	1,263	1.32%	1,765	1.95%	1,117	2.93%
Unallocated	46	—	457	—	1,122	—	310	—	251	—
Total	$9,043	100.00%	$9,701	100.00%	$10,423	100.00%	$11,248	100.00%	$11,677	100.00%

(1)	Represents percentage of loans in category to total loans
(2)	Includes mortgage warehouse lines

The Company’s allowance for loan and lease losses at December 31, 2017 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.  Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

Investments

The Company’s investments can at any given time consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Aggregate investments totaled $567 million, or 24% of total assets at December 31, 2017, compared to $571 million, or 28% of total assets at December 31, 2016.

We had no fed funds sold at December 31, 2017 or 2016.  Interest-bearing deposits held at other banks were reduced by $32 million during the year to a balance of $9 million at December 31, 2017, due to the deployment of excess liquidity.  The Company’s investment portfolio had a book balance of $558 million at December 31, 2017, reflecting an increase of $28 million, or 5%, for 2017 due to the investment of excess liquidity.  The Company carries investments at their fair market values.  We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  The expected average life for bonds in our investment portfolio was 4.0 years and their average effective duration was 3.1 years at December 31, 2017, up from 3.9 years and 2.6 years, respectively, at year-end 2016 due to relatively strong growth in longer-term municipal bond balances during 2017.

The following Investment Portfolio table reflects the amortized cost and fair market values for each primary category of investment securities for the past three years:

Investment Portfolio-Available for Sale
(dollars in thousands)
	As of December 31,
	2017		2016		2015
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
U.S. government agencies	$21,524	$21,326	$26,926	$26,468	$28,801	$29,042
Mortgage-backed securities	399,203	393,802	391,555	387,876	374,683	375,061
State and political subdivisions	140,909	143,201	114,140	114,193	99,093	102,183
Equity securities	—	—	500	1,546	575	1,296
Total securities	$561,636	$558,329	$533,121	$530,083	$503,152	$507,582

We had a net unrealized loss of $3.3 million on our investment portfolio at December 31, 2017 relative to a net unrealized loss of $3.0 million at December 31, 2016, with the increase due to the unfavorable impact of higher interest rates on fixed-rate bond values.  The net unrealized gain or loss represents the difference between the fair market value and amortized cost of our investments.  The balance of U.S. Government agency securities fell by over $5 million, or 19%, during 2017, due to bond maturities and declining market values.  Mortgage-backed securities increased by $6 million, or 2%, due to bond purchases during the year, net of the impact of lower market valuations and prepayments.  Municipal bond balances were up by $29 million, or 25%, due to bond purchases, less the drop in market value caused by rising interest rates.  This segment of our portfolio experienced the strongest growth in 2017, as we felt that it presented the greatest potential value.  All newly purchased municipal bonds have strong underlying ratings, and all municipal bonds in our portfolio are evaluated quarterly for potential impairment.  Equity securities reflect a drop of $1.5 million, falling to a zero balance as we successfully liquidated our remaining equity position in 2017.

Investment securities pledged as collateral for borrowings from the Federal Home Loan Bank of San Francisco (“FHLB”), repurchase agreements, public deposits and other purposes as required or permitted by law totaled $183 million at December 31, 2017 and $194 million at December 31, 2016, leaving $376 million in unpledged debt securities at December 31, 2017 and $335 million at December 31, 2016.  Securities pledged in excess of actual pledging needs and thus available for liquidity purposes, if necessary, totaled $40 million at December 31, 2017 and $51 million at December 31, 2016.

The table below groups the Company’s investment securities by their remaining time to maturity as of December 31, 2017, and provides weighted average yields for each segment.  Since the actual timing of principal payments may differ from contractual maturities when obligors have the right to prepay principal, maturities for mortgage-backed securities (including collateralized mortgage obligations) were determined by incorporating expected prepayments.

Maturity and Yield of Available for Sale Investment Portfolio
(dollars in thousands)
	December 31, 2017
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies	$767	1.35%	$16,405	2.16%	$4,154	2.99%	$—	—	$21,326	2.29%
Mortgage-backed securities	3,011	2.01%	381,643	2.08%	9,148	2.54%	—	—	393,802	2.09%
State and political subdivisions	7,532	4.30%	22,741	4.19%	35,505	3.41%	77,423	3.54%	143,201	3.65%
Total securities	$11,310		$420,789		$48,807		$77,423		$558,329

Cash and Due from Banks

Cash on hand and non-interest bearing balances due from correspondent banks totaled $61 million, or 3% of total assets at December 31, 2017, and $79 million, or 4% of total assets at December 31, 2016.  The balance of cash and due from banks at any given time depends on the timing of collection of outstanding cash items (checks), the level of vault cash kept on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank.  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.  The average balance of cash and due from banks, which is a better measure for ascertaining trends, was $53 million for 2017 relative to an average balance of $46 million in 2016.  The increase in the average balance in 2017 is due to vault cash required for acquired and de novo branches, as well as a larger average volume of cash items in process of collection incidental to an expanding base of deposit customers.

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

Premises and Equipment
(dollars in thousands)
	As of December 31,
	2017			2016			2015
		Accumulated			Accumulated			Accumulated
		Depreciation			Depreciation			Depreciation
		and	Net Book		and	Net Book		and	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value	Cost	Amortization	Value
Land	$5,261	$—	$5,261	$5,161	$—	$5,161	$3,019	$—	$3,019
Buildings	20,255	9,551	10,704	19,579	8,993	10,586	16,398	8,523	7,875
Furniture and equipment	18,899	14,159	4,740	20,136	15,048	5,088	18,166	12,936	5,230
Leasehold improvements	15,013	6,665	8,348	11,618	6,074	5,544	11,049	5,367	5,682
Construction in progress	335	—	335	2,514	—	2,514	184	—	184
Total	$59,763	$30,375	$29,388	$59,008	$30,115	$28,893	$48,816	$26,826	$21,990

Net premises and equipment increased by $495,000, or 2%, in 2017 due primarily to the addition of the Woodlake branch and tenant improvements at de novo branches, net of depreciation expense recorded during the year; all of the locations associated with the Ojai acquisition and our de novo expansion in 2017 are leased from non-affiliated parties.  The net book value of the Company’s premises and equipment was 1.3% of total assets at December 31, 2017, and 1.4% of total assets at December 31, 2016.  Depreciation and amortization included in occupancy and equipment expense totaled $2.9 million in 2017, as compared to $2.5 million in 2016.

Other Assets

The Company’s goodwill and other intangible assets totaled $33.6 million at December 31, 2017, relative to $11.1 million at December 31, 2016.  The increase during 2017 represents goodwill and the core deposit intangible from the Ojai acquisition plus a core deposit intangible from the Woodlake branch acquisition, less amortization expense on our core deposit intangibles.  The Company’s goodwill and other intangible assets are evaluated for potential impairment every year following FASB guidelines, and pursuant to those analytics Management has determined that no impairment exists as of December 31, 2017.

The net cash surrender value of bank-owned life insurance increased to $47.1 million at December 31, 2017 from $43.7 million at December 31, 2016.  The increase is from BOLI policies that were part of the Ojai acquisition and the addition of BOLI income to the net cash surrender value of our policies, net of the reduction resulting from the elimination of cash surrender values for policies that paid out in 2017.  Refer to the “Non-Interest Revenue and Operating Expense” section above for a more detailed discussion of BOLI and the income it generates.

The line item for “other assets” on the Company’s balance sheet totaled $44.7 million at December 31, 2017, an increase of $4.0 million relative to the $40.7 million balance at December 31, 2016.  The growth is due mainly to increases of $1.7 million in restricted stock, $1.3 million in accrued interest receivable, $1.6 million in our investment in low-income housing tax credit funds and $1.9 million in our capital commitment to a small business investment corporation.  Those increases were partially offset by a $3.0 million reduction in our net deferred tax asset, due in part to the revaluation required by a lower corporate income tax rate.  At year-end 2017, the balance of other assets included as its largest components a $10.2 million investment in restricted stock, an $8.4 million investment in low-income housing tax credit funds, accrued interest receivable totaling $7.7 million, a net deferred tax asset of $6.5 million, and a $3.1 million investment in a small business investment corporation.  Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

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

Deposit Distribution
(dollars in thousands)
	Year Ended December 31,
	2017	2016	2015	2014	2013
Interest bearing demand deposits	$118,533	$132,586	$125,210	$110,840	$82,408
Non-interest bearing demand deposits	635,434	524,552	432,251	390,897	365,997
NOW	405,057	366,238	306,630	275,494	200,313
Savings	283,126	215,693	193,052	167,655	144,162
Money market	171,611	119,417	101,562	117,907	73,132
CDAR's < $100,000	—	251	306	572	437
CDAR's ≥ $100,000	—	—	13,803	10,727	12,919
Customer time deposit < $100,000	82,885	75,633	75,069	79,292	79,261
Customer time deposits ≥ $100,000	291,740	261,101	216,745	208,311	205,550
Brokered deposits	—	—	—	5,000	10,000
Total deposits	$1,988,386	$1,695,471	$1,464,628	$1,366,695	$1,174,179

Percentage of Total Deposits
Interest bearing demand deposits	5.96%	7.82%	8.55%	8.11%	7.02%
Non-interest bearing demand deposits	31.96%	30.94%	29.51%	28.60%	31.17%
NOW	20.37%	21.60%	20.94%	20.16%	17.06%
Savings	14.24%	12.72%	13.18%	12.27%	12.28%
Money market	8.63%	7.04%	6.93%	8.63%	6.23%
CDAR's < $100,000	—	0.01%	0.02%	0.04%	0.04%
CDAR's ≥ $100,000	—	—	0.94%	0.78%	1.10%
Customer Time deposit < $100,000	4.17%	4.46%	5.13%	5.80%	6.75%
Customer Time deposits > $100,000	14.67%	15.40%	14.80%	15.24%	17.50%
Brokered deposits	—	—	—	0.37%	0.85%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Total deposit balances reflect a net increase of $293 million, or 17%, during 2017.  Growth resulted primarily from the Ojai Community Bank and Woodlake branch acquisitions in the fourth quarter, which added $231 million and $27 million, respectively, to deposit balances at the acquisition dates, although we experienced runoff for some higher-rate deposits from the Ojai acquisition prior to year-end.  Time deposits comprised $22 million of acquired deposits for Ojai and $4 million for Woodlake at the respective acquisition dates, with the remainder consisting of non-maturity balances.  There was also limited net organic growth in deposits in 2017, with strong second quarter growth followed by net runoff in the latter half of the year.

Core non-maturity deposits were up by $255 million, or 19%, and within non-maturity deposits we saw the following changes during 2017:  an increase of $136 million, or 13%, in transaction account balances (demand deposits and NOW accounts); an increase of $67 million, or 31%, in savings deposits; and an increase of $52 million, or 44%, in money market deposits.  Total time deposits were up by $38 million, or 11%.  Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for deposit retention and growth.  Our deposit-targeted promotions are still favorably impacting growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although no assurance can be provided with regard to future core deposit increases.

The scheduled maturity distribution of the Company’s time deposits at the end of 2017 was as follows:

Deposit Maturity Distribution
(dollars in thousands)
	As of December 31, 2017
	Three months or less	Three to six months	Six to twelve months	One to three years	Over three years	Total
Time certificates of deposit < $100,000	45,051	15,916	14,741	5,293	1,884	82,885
Other time deposits ≥ $100,000	237,617	25,847	20,583	7,082	611	291,740
Total	$282,668	$41,763	$35,324	$12,375	$2,495	$374,625

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

Total non-deposit interest-bearing liabilities were reduced by $43 million, or 40%, in 2017, due to a drop in FHLB borrowings facilitated by the increase in deposits.  There was a total of $22 million in overnight borrowings from the FHLB at December 31, 2017, down from $65 million at December 31, 2016.  There were no overnight funds purchased from other correspondent banks at December 31, 2017 and 2016, nor were there advances from the FRB on our books at those dates.  Repurchase agreements totaled $8 million at December 31, 2017 and 2016.  Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  The Company had junior subordinated debentures totaling $34.6 million at December 31, 2017 and $34.4 million December 31, 2016, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.  The small increase resulted from the amortization of the discount on junior subordinated debentures acquired with Coast Bancorp in 2016.

The details of the Company’s short-term borrowings are presented in the table below, for the years noted:

Short-term Borrowings
(dollars in thousands)
	Year Ended December 31,
	2017	2016	2015
Repurchase Agreements
Balance at December 31	$8,150	$8,094	$9,405
Average amount outstanding	8,514	8,371	8,601
Maximum amount outstanding at any month end	11,409	11,877	11,272
Average interest rate for the year	0.40%	0.39%	0.41%

Fed funds purchased
Balance at December 31	$—	$—	$—
Average amount outstanding	166	822	6
Maximum amount outstanding at any month end	5,500	8,200	335
Average interest rate for the year	0.60%	0.73%	—

FHLB advances
Balance at December 31	$21,900	$65,000	$75,300
Average amount outstanding	7,074	28,333	14,697
Maximum amount outstanding at any month end	55,000	93,700	98,000
Average interest rate for the year	0.82%	0.45%	0.21%

Other Non-Interest Bearing Liabilities

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  The balance of other liabilities was up $7 million, or 30%, in 2017 due primarily to an increase in income taxes payable, a higher accrued liability for deferred compensation, and increases in accruals for capital commitments to low-income housing tax credit funds and a small business investment corporation.

Capital Resources

The Company had total shareholders’ equity of $256 million at December 31, 2017, compared to shareholders’ equity of $206 million at the end of 2016.  The increase of $50 million, or 24%, is due in large part to the impact of 1,376,431 shares issued as consideration for the Ojai acquisition, but also includes a rising level of retained earnings and capital from stock options exercised, net of dividends paid and a small increase in our accumulated other comprehensive loss.  We maintained a very strong capital position throughout the recession and in the ensuing years, and our capital remains at relatively high levels in comparison to peer banks.

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

	December 31, 2017	December 31, 2016
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.84%	14.09%
Tier 1 Capital to Risk-weighted Assets	14.79%	16.53%
Total Capital to Risk-weighted Assets	15.32%	17.25%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.32%	11.92%
Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.51%	16.26%
Tier 1 Capital to Risk-weighted Assets	14.51%	16.26%
Total Capital to Risk-weighted Assets	15.04%	16.97%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.14%	11.73%

At the end of 2017 the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, and our regulatory capital ratios were well above the median for peer financial institutions.  We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.  A more detailed table of regulatory capital ratios, which includes the capital amounts and ratios to qualify as “well capitalized” as well as minimum capital ratios, appears in Note 14 to the Consolidated Financial Statements in Item 8 herein.  For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks and the FHLB totaled $394 million at December 31, 2017.  An additional $96 million in credit is available from the FHLB if the Company were to pledge sufficient collateral and maintain the required amount of FHLB stock.  The Company was also eligible to borrow approximately $68 million at the Federal Reserve Discount Window based on pledged assets at December 31, 2017.  Furthermore, funds can be obtained by drawing down any cash available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of December 31, 2017, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $415 million of the Company’s investment balances, compared to $386 million at December 31, 2016.  Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $86 million at December 31, 2017.  Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 67% and 18%, respectively, at December 31, 2017, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.”  Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at December 31, 2017.  Strong levels of core deposits and a relatively high balance of liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least six other interest rate scenarios in conducting our rolling 12-month net interest income simulations:  upward shocks of 100, 200, and 300 basis points, and downward shocks of 100, 200, and 300 basis points.  These scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time.  We have currently added an upward rate shock scenario of 400 basis points.  Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.  As of December 31, 2017 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$20,662	-$14,072	-$5,880	+$1,196	+$1,876	+$2,523	+$2,938
% Change	-23.02%	-15.68%	-6.55%	+1.33%	+2.09%	+2.81%	+3.27%

Our current simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases with a parallel shift up in the yield curve but a drop in interest rates could have a negative impact. This profile is consistent with the Company’s relatively large balance of less rate-sensitive non-maturity deposits and large volume of variable-rate loans, which contributes to higher net interest income in rising rate scenarios and compression in net interest income in declining rate scenarios.

If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $1.196 million, or 1.33%, relative to a stable interest rate scenario, with the favorable variance continuing to expand slightly as interest rates rise higher.  If interest rates were to decline by 100 basis points, however, net interest income would likely be around $5.880 million lower than in a stable interest rate scenario, for a negative variance of 6.55%.  The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view material interest rate reductions as unlikely in the near term, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas).  Projected net interest income is close to $3 million lower in the stable rate scenario if no balance sheet growth is assumed, but the rate-shock variances predicted for net interest income in a static growth environment are similar to the variances noted above for our standard projections.  When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining and flat rate scenarios does not change materially relative to standard rate projections, but net interest income drops and the slope reverses in rising rate scenarios.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates.  The table below shows estimated changes in the Company’s EVE as of December 31, 2017, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	-$104,068	-$132,175	-$83,323	+$43,412	+$69,061	+$85,561	+$94,998
% Change	-21.18%	-26.90%	-16.96%	+8.83%	+14.05%	+17.41%	+19.33%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve.  While still negative relative to the base case we see a favorable swing in EVE as interest rates drop more than 200 basis points, while the rate of increase in EVE begins to taper off the higher interest rates rise.  This is due to the relative durations of our fixed-rate assets and liabilities, combined with the optionality inherent in our balance sheet.  We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates.  Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased.  Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in higher rate scenarios.

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sierra Bancorp and Subsidiary

Porterville, California

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, of changes in shareholders’ equity, and of cash flows for each of the years in the three year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Vavrinek, Trine, Day & Co., LLP

We have served as the Company’s auditor since 2004.

Rancho Cucamonga, California

March 13, 2018

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(dollars in thousands)

	2017	2016
ASSETS
Cash and due from banks	$61,142	$79,087
Interest-bearing deposits in banks	8,995	41,355
Cash and cash equivalents	70,137	120,442
Securities available-for-sale	558,329	530,083
Loans and leases:
Gross loans and leases	1,557,820	1,262,531
Allowance for loan and lease losses	(9,043)	(9,701)
Deferred loan and lease costs, net	2,774	2,924
Net loans and leases	1,551,551	1,255,754
Foreclosed assets	5,481	2,225
Premises and equipment, net	29,388	28,893
Goodwill	27,357	8,268
Other intangible assets, net	6,234	2,803
Company owned life insurance	47,108	43,706
Other assets	44,713	40,699
	$2,340,298	$2,032,873
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$635,434	$524,552
Interest bearing	1,352,952	1,170,919
Total deposits	1,988,386	1,695,471
Repurchase agreements	8,150	8,094
Short-term borrowings	21,900	65,000
Long-term borrowings	—	—
Subordinated debentures, net	34,588	34,410
Other liabilities	31,332	24,020
Total liabilities	2,084,356	1,826,995
Commitments and contingent liabilities (Notes 5 & 12)
Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, no par value; 24,000,000 shares authorized; 15,223,360 and 13,776,589 shares issued and outstanding
in 2017 and 2016 respectively	111,138	72,626
Additional paid-in capital	2,937	2,832
Retained earnings	144,197	132,180
Accumulated other comprehensive loss, net of taxes of $(977) in 2017 and $(1,278) in 2016	(2,330)	(1,760)
Total shareholders' equity	255,942	205,878
	$2,340,298	$2,032,873

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands, except per share data)

	2017	2016	2015
Interest and dividend income
Loans and leases, including fees	$68,227	$57,450	$51,512
Taxable securities	8,578	7,922	8,192
Tax-exempt securities	3,747	3,009	2,953
Dividend income on securities	16	40	19
Federal funds sold and other	356	84	31
Total interest income	80,924	68,505	62,707
Interest expense
Deposits	3,762	2,174	1,785
Short-term borrowings	93	166	66
Long-term borrowings	—	—	13
Subordinated debentures	1,368	983	717
Total interest expense	5,223	3,323	2,581
Net interest income	75,701	65,182	60,126
(Benefit) provision for loan and lease losses	(1,140)	—	—
Net interest income after provision for loan and lease losses	76,841	65,182	60,126
Non-interest income
Service charges on deposits	11,230	10,151	9,399
Gain on sale of loans	3	2	6
Checkcard fees	4,955	4,467	4,234
Net gains on sale of securities available-for-sale	500	223	666
Increase in cash surrender value of life insurance	1,640	994	907
Other income	3,451	3,401	2,503
Total non-interest income	21,779	19,238	17,715
Non-interest expense
Salaries and employee benefits	31,506	27,452	24,871
Occupancy and equipment	9,590	7,766	6,899
Acquisition costs	2,225	2,411	101
Other	22,120	20,424	18,832
Total non-interest expense	65,441	58,053	50,703
Income before income taxes	33,179	26,367	27,138
Provision for income taxes	13,640	8,800	9,071
Net income	$19,539	$17,567	$18,067
Earnings per share
Basic	$1.38	$1.30	$1.34
Diluted	$1.36	$1.29	$1.33
Weighted average shares outstanding, basic	14,172,196	13,530,293	13,460,605
Weighted average shares outstanding, diluted	14,357,782	13,651,804	13,585,110

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands, except footnotes)

	2017	2016	2015
Net income	$19,539	$17,567	$18,067
Other comprehensive loss, before tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	231	(7,245)	(2,224)
Reclassification adjustment for gain included in net income (1)	(500)	(223)	(666)
Other comprehensive loss, before tax	(269)	(7,468)	(2,890)
Income tax benefit related to items of other comprehensive income	112	3,162	1,129
Total other comprehensive loss, net of tax	(157)	(4,306)	(1,761)
Comprehensive income	19,382	13,261	16,306

(1)

Amounts are included in net gains on securities available-for-sale on the Consolidated Statements of Income in non-interest income.  Income tax expense associated with the reclassification adjustment for the years ended 2017, 2016 and 2015 was $210,000, $94,000 and $280,000 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2017

(dollars in thousands, except per share data)

	Common Stock
			Additional		Accumulated Other
	Shares	Amount	Paid In Capital	Retained Earnings	Comprehensive Income (loss)	Shareholders' Equity
Balance, January 1, 2015	13,689,181	$64,153	$2,605	$116,026	$4,307	$187,091
Net Income				18,067		18,067
Other comprehensive income, net of tax					(1,761)	(1,761)
Exercise of stock options and related tax benefits of $164	37,240	477	49			526
Stock compensation costs			35			35
Stock repurchase	(472,333)	(2,226)		(5,730)		(7,956)
Cash dividends - $.42 per share				(5,662)		(5,662)
Balance, December 31, 2015	13,254,088	62,404	2,689	122,701	2,546	190,340
Net Income				17,567		17,567
Other comprehensive loss, net of tax					(4,306)	(4,306)
Exercise of stock options and related tax benefits of $146	48,640	694	(45)			649
Stock compensation costs			188			188
Stock repurchase	(125,365)	(677)		(1,582)		(2,259)
Stock issued-acquisition	599,226	10,205				10,205
Cash dividends - $.48 per share				(6,506)		(6,506)
Balance, December 31, 2016	13,776,589	72,626	2,832	132,180	(1,760)	205,878
Net Income				19,539		19,539
Other comprehensive loss, net of tax					(157)	(157)
Tax act reclassification				413	(413)	—
Exercise of stock options and related tax benefits of $106	70,340	1,141	(377)			764
Stock compensation costs			476			476
Stock repurchase						—
Stock issued-acquisition	1,376,431	37,371	6			37,377
Cash dividends - $.56 per share				(7,935)		(7,935)
Balance, December 31, 2017	15,223,360	$111,138	$2,937	$144,197	$(2,330)	$255,942

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016, and 2015

(dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$19,539	$17,567	$18,067
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(500)	(223)	(666)
Gain on sale of loans	(3)	—	(6)
Loss on disposal of fixed assets	136	2	62
Gain on sale of foreclosed assets	(56)	(130)	(259)
Writedown of foreclosed assets	95	450	221
Share-based compensation expense	476	188	35
Benefit for loan losses	(1,140)	—	—
Depreciation and amortization	3,030	2,584	2,272
Net amortization on securities premiums and discounts	6,749	7,130	6,932
Amortization/(accretion) of discounts for loans acquired and net deferred loan fees	779	(461)	(277)
Increase in cash surrender value of life insurance policies	(1,640)	(945)	(1,151)
Loss from sales of loans	—	—	323
Originations of loans held for sale	—	—	(317)
Amortization of core deposit intangible	508	272	134
Decrease (increase) in interest receivable and other assets	10,402	(3,442)	1,085
Increase (decrease) in other liabilities	4,100	(621)	758
Deferred tax (benefit) provision	(1,130)	(6,113)	1,629
Deferred tax benefit from equity based compensation	—	(106)	(146)
Net cash provided by operating activities	41,345	16,152	28,696
Cash flows from investing activities:	.
Maturities of securities available for sale	2,065	1,310	580
Proceeds from sales/calls of securities available for sale	47,594	39,568	39,831
Purchases of securities available for sale	(179,092)	(138,675)	(136,459)
Principal paydowns on securities available for sale	100,161	99,181	91,193
Net purchases of FHLB stock	(1,689)	(960)	(504)
Increase in loans receivable, net	(78,292)	(37,330)	(164,266)
Purchases of premises and equipment, net	(2,141)	(3,586)	(2,530)
Proceeds from sales of fixed assets	—	—	59
Proceeds from sales of foreclosed assets	443	1,551	1,833
Purchase of bank owned life insurance	(455)	(360)	—
Proceeds from BOLI death benefit	999	1,739	—
Net increase in partnership investment	(3,503)	—	—
Net cash from bank acquisition	61,571	15,651	—
Net cash used in investing activities	(52,339)	(21,911)	(170,263)
Cash flows from financing activities:
Increase in deposits	35,304	101,805	97,933
(Decrease) increase in borrowed funds	(67,500)	(14,800)	53,100
Increase (decrease) in repurchase agreements	56	(1,311)	2,154
Cash dividends paid	(7,935)	(6,506)	(5,662)
Repurchases of common stock	—	(2,259)	(7,956)
Stock options exercised	764	543	380
Excess tax provision from equity based compensation	—	106	146
Net cash (used in) provided by financing activities	(39,311)	77,578	140,095
(Decrease) increase in cash and due from banks	(50,305)	71,819	(1,472)
Cash and cash equivalents, beginning of year	120,442	48,623	50,095
Cash and cash equivalents, end of year	$70,137	$120,442	$48,623

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)

	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,000	$3,396	$2,560
Income taxes	$7,147	$4,930	$6,390
Non-cash investing activities
Real estate acquired through foreclosure	$666	$902	$1,004
Change in unrealized net losses on securities available-for-sale	$(269)	$(7,468)	$(2,890)
Assets acquired (liabilities assumed) in bank acquisition:
Cash and cash equivalents	$62,374	$18,931	$—
Securities	$5,492	$23,363	$—
Federal Home Loan Bank and Federal Reserve Bank stock	$—	$1,057	$—
Loans	$217,807	$94,264	$—
Premises and equipment	$1,342	$5,844	$—
Foreclosed assets	$3,072	$—	$—
Core deposit intangibles	$3,939	$1,827	$—
Goodwill	$19,089	$1,360	$—
Other assets	$10,479	$2,504	$—
Deposits	$(257,611)	$(129,038)	$—
Other liabilities	$(3,404)	$(705)	$—
Borrowings	$(24,400)	$(2,500)	$—
Subordinated debentures	$—	$(3,422)	$—

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

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

At December 31, 2017, the Bank operated 39 full service branch offices, an online branch, a real estate industries group, an agricultural credit division, and an SBA lending unit.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans.  Loans are made in California within the market area of the South Central San Joaquin Valley, the Central Coast, Ventura County and neighboring communities.  These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra.  All significant intercompany balances and transactions have been eliminated.  Certain reclassifications have been made to prior years' balances to conform to classifications used in 2017.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

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

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and deposits with other financial institutions that mature within 90 days, and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and fed funds purchased and repurchase agreements.

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

The Company has issued various representations and warranties associated with the sale of loans.  These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale.  The Company did not experience losses during the years ended December 31, 2017, 2016, or 2015 regarding these representations and warranties.

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

Purchased Credit Impaired Loans

The Company purchases individual loans and groups of loans, some of which may show evidence of credit deterioration since origination.  These purchased credit impaired (“PCI”) loans are recorded at the amount paid, since there is no carryover of the seller’s allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management’s judgment, is adequate to absorb loan and lease losses inherent in the loan and lease portfolio.  The allowance for loan and lease losses is increased by a provision for loan and lease losses, which is charged to expense, and by principal recovered on charged-off balances.  It is reduced by principal charge-offs.  The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, changes in its risk profile, credit concentrations, historical trends, and economic conditions.  This evaluation also considers the balance of impaired loans and leases.  A loan or lease is impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan or lease agreement.  The impairment on certain individually identified loans or leases is measured based on the present value of expected future cash flows discounted at the original effective interest rate of the loan or lease. As a practical expedient, impairment may be measured based on the loan’s or lease’s observable market price or the fair value of collateral if the loan or lease is collateral dependent.  The amount of impairment, if any, is recorded through the provision for loan and lease losses and is added to the allowance for loan and lease losses, with any changes over time recognized as additional bad debt expense in our provision for loan losses. Impaired loans with homogenous characteristics, such as one-to-four family residential mortgages and consumer installment loans, may be subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors.

General reserves cover non-impaired loans and are based on historical net loss rates for each portfolio segment by call report code, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience.  Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in international, national, regional, and local economic and business conditions and developments; changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in quality of the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of the other external factors such as competition and legal and regulatory requirements.

Most of the Company’s business activity is with customers located in California within the Southern Central San Joaquin Valley; in the corridor stretching between Santa Paula and Santa Clarita in Southern California, and on the Central Coast. Therefore the Company’s exposure to credit risk is significantly affected by changes in the economy in those regions.  The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for loan losses.  Portfolio segments identified by the Company include Agricultural, Commercial and Industrial, Real Estate, Small Business Administration, and Consumer loans.  Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans; and credit scores, debt-to-income ratios, collateral type and loan-to-value ratios for consumer loans.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reserve for Off-Balance Sheet Commitments

In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet commitments such as unused commitments from revolving lines of credit, mortgage warehouse lines of credit, construction loans and commercial and standby letters of credit.  Because the available funds have not yet been disbursed on these commitments the estimated losses are not included in the calculation of the ALLL.  The reserve for off-balance sheet commitments is an estimated loss contingency which is included in other liabilities on the Consolidated Balance Sheets.  The adjustments to the reserve for off-balance sheet commitments are reported as a noninterest expense.  This reserve is for estimated losses that could occur when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

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

Foreclosed Assets

Foreclosed assets include real estate and other property acquired in full or partial settlement of loan obligations.  Upon acquisition, any excess of the recorded investment in the loan balance over the appraised fair market value, net of estimated selling costs, is charged against the allowance for loan and lease losses.  A valuation allowance for losses on foreclosed assets is maintained to provide for declines in value.  The allowance is established through a provision for losses on foreclosed assets which is included in other non-interest expense.  Subsequent gains or losses on sales or write-downs resulting from permanent impairments are recorded in other non-interest expense as incurred.  Operating costs after acquisition are expensed.

The Company had two foreclosed residential real estate properties recorded at December 31, 2017, as a result of obtaining physical possession of the property.  At December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $354,000.

Goodwill and Other Intangible Assets

The Company acquired Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank and the Woodlake Branch of Citizen’s Business Bank in 2017.  Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually or more frequently if events and circumstances exist which indicate that an impairment test should be performed.  The Company selected December 31, 2017 as the date to perform the annual impairment test for 2017.    Goodwill is the only intangible asset with an indefinite life on our balance sheet.  There was no impairment recognized for the years ended December 31, 2017, 2016, and 2015.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company’s other intangible assets consist solely of core deposit intangible assets (CDI’s) arising from the acquisitions of Santa Clara Valley Bank, Coast National Bank, a Citizen’s Business Bank Porterville branch deposit portfolio, Ojai Community Bank and the Woodlake Branch of Citizen’s Business Bank.  All of the CDI’s are being amortized on a straight line basis over eight years, except for the Citizen’s Business Bank Porterville branch deposit portfolio which is being amortized on a straightline basis over five years.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  We have determined that as of December 31, 2017 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

Stock-Based Compensation

At December 31, 2017, the Company had one stock-based compensation plan, the Sierra Bancorp 2017 Stock Incentive Plan (the “2017 Plan”), which was adopted by the Company’s Board of Directors on March 16, 2017 and approved by the Company’s shareholders on May 24, 2017.  The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007” Plan), which expired by its own terms on March 15, 2017.  Options to purchase shares granted under the 2007 Plan that remained outstanding were unaffected by the plan’s termination.  The 2017 Plan covers 850,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. We have not issued, nor do we currently have plans to issue, restricted stock awards.

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

	Years Ended December 31,
	2017	2016	2015
Dividend yield	1.70%	2.55%	2.18%
Expected Volatility	26.47%	24.62%	26.45%
Risk-free interest rate	1.92%	1.14%	1.02%
Expected option life	5.0 years	5.0 years	4.0 years

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 Revenue from Contracts with Customers. This update to the ASC is the culmination of efforts by the FASB and the International Accounting Standards Board (IASB) to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

used in determining that information. This update was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. In July 2015 the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. Since the guidance does not apply to revenue associated with financial instruments, such as loans and securities that are accounted for under other GAAP, the Company does not expect the new guidance to have a material impact on revenue most closely associated with financial instruments, including interest income. The Company performed an overall assessment of revenue streams potentially affected by the ASU including deposit related fees and interchange fees to determine the potential impact the new guidance is expected to have on the Company’s Consolidated Financial Statements. The Company’s assessment did not identify any significant changes in the timing of revenue recognition under those contracts within the scope of ASU 2014-09. The Company plans to adopt ASU No. 2017-09 on January 1, 2018 utilizing the modified retrospective approach.

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

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Based on Management’s evaluation of the provisions of ASU 2016-01 and the fact that we had no equity positions with readily determinable market values remaining at December 31, 2017, we do not anticipate any impact on our consolidated financial statements upon adoption of ASU 2016-01.

On February 25, 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842).  The new standard is being issued to increase the transparency and comparability around lease obligations.  Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has several lease agreements, including 21 branch locations, and one administrative office which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require some of these lease agreements to now be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition. However, the Company continues to evaluate the extent of the impact the new guidance will have on the Company’s Consolidated Financial Statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On March 30, 2016 the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative.  Currently, as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) are recorded in equity, and tax deficiencies (“shortfalls”) are recorded in equity to the extent of previous windfalls, and then to the income statement.  ASU 2016-09 will reduce some of the administrative complexities by eliminating the need to track a windfall “pool,” but could increase the volatility of income tax expense. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption.  ASU 2016-09 also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable.  Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations.  This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings.  Furthermore, all tax-related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities.  However, cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.  Under the new guidance, entities are also permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards.  Forfeitures can be estimated in advance, as required today, or recognized as they occur.  Estimates will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination.  If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.  ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.   The Company adopted ASU No. 2016-09 on January 1, 2017 and did not elect to recognize forfeitures as they occur, but rather to continue with current GAAP and estimate the number of awards that are expected to vest.  The Company expects that the adoption of ASU No. 2016-09 could result in increased volatility to reported income tax expense related to excess tax benefits and tax.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost.  This is commonly referred to as the current expected credit losses (“CECL”) methodology.  Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards.  When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense.  Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment.  ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses.  ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value.  As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019.  On the effective date, institutions will apply the new accounting standard as follows:  for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis.   The Company has begun its implementation efforts by establishing an implementation team chaired by

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the Company’s Chief Lending Officer and composed of members of the Company’s credit administration and finance departments. The Company’s preliminary evaluation indicates that the provisions of ASU No. 2016-13 will likely impact the Company’s Consolidated Financial Statements, in particular the level of the reserve for credit losses. However, the Company continues to evaluate the extent of the potential impact.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

In February 2018 the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income  This ASU requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (Tax Act), which was enacted on December 22, 2017. The Tax Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We have adopted the guidance during the first quarter of 2018, retrospectively to December 31, 2017.  The change in accounting principle will be accounted for as a cumulative-effect adjustment to the balance sheet resulting in a $413 thousand increase to retained earnings and a corresponding decrease to AOCI on December 31, 2017.

3.	SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of the securities available-for-sale are as follows (dollars in thousands):

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$21,524	$70	$(268)	$21,326
Mortgage-backed securities	399,203	816	(6,217)	393,802
State and political subdivisions	140,909	2,673	(381)	143,201
Equity securities	—	—	—	—
Total securities	$561,636	$3,559	$(6,866)	$558,329

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$26,926	$48	$(506)	$26,468
Mortgage-backed securities	391,555	1,492	(5,171)	387,876
State and political subdivisions	114,140	1,519	(1,466)	114,193
Equity securities	500	1,046	—	1,546
Total securities	$533,121	$4,105	$(7,143)	$530,083

For the years ended December 31, 2017, 2016, and 2015, proceeds from sales of securities available-for-sale were $45.7 million, $21.5 million, and $31.2 million, respectively.  Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of securities for the years ended were as follows (dollars in thousands):

	December 31,
	2017	2016	2015
Gross gains on sales and calls of securities	$1,024	$261	$894
Gross losses on sales and calls of securities	(524)	(38)	(228)
Net gains on sales and calls of securities	$500	$223	$666

At December 31, 2017 and 2016, the Company had 396 and 431 securities with unrealized gross losses, respectively.  Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2017
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(79)	$8,154	$(189)	$7,100
Mortgage-backed securities	(2,420)	188,885	(3,797)	158,344
State and political subdivisions	(89)	16,218	(292)	11,562
Total	$(2,588)	$213,257	$(4,278)	$177,006

	December 31, 2016
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(500)	$21,056	$(6)	$711
Mortgage-backed securities	(4,303)	271,276	(868)	43,570
State and political subdivisions	(1,466)	49,195	—	—
Total	$(6,269)	$341,527	$(874)	$44,281

The Company has reviewed all sectors and securities in the portfolio for impairment.  During the year ended December 31, 2017 the Company realized gains through earnings from the sale and call of 24 debt securities for $106,000 and one equity position for $116,000. The securities were sold with 59 other debt securities, for which a $524,000 loss was realized, to raise liquidity at year end. During the year ended December 31, 2016, the Company realized gains through earnings from the sale and call of 94 debt securities for $127,000 and one equity position for $95,000.  The securities were sold with one other debt security, for which a $1,000 loss was realized, to improve the structure in the portfolio.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has concluded as of December 31, 2017 that all remaining securities, currently in an unrealized loss position, are not other-than-temporarily-impaired.  This assessment was based on the following factors: 1) the Company has the ability to hold the securities, 2) the Company does not intend to sell the securities, 3) the Company does not anticipate it will be required to sell the securities before recovery, 4) and the Company expects to eventually recover the entire amortized cost basis of the securities.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2017 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties (dollars in thousands):

	Amortized Cost	Fair Value
Maturing within one year	$8,991	$9,085
Maturing after one year through five years	235,714	234,381
Maturing after five years through ten years	45,075	45,645
Maturing after ten years	76,471	77,423

Securities not due at a single maturity date:
U.S. government agencies collateralized by mortgage obligations	195,385	191,795
	$561,636	$558,329

Securities available-for-sale with amortized costs totaling $183,941,000 and estimated fair values totaling $182,717,000 were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2017 (see Note 9).

Securities available-for-sale with amortized costs totaling $193,981,000 and estimated fair values totaling $193,542,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2016 (see Note 9).

At December 31, 2017, the Company’s investment portfolio included securities issued by 262 different government municipalities and agencies located within 31 states with a fair value of $143,201,000.  The largest exposure to any single municipality or agency was $2.5 million (fair value) in six bonds issued for the renovation, modernization and construction of various school facilities by the Lindsay Unified School District, to be repaid by future tax revenues.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations (dollars in thousands):

	December 31, 2017		December 31, 2016
General obligation bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Issuance:
Texas	$32,824	$33,184	$20,170	$19,875
California	27,205	28,027	25,457	25,799
Washington	13,282	13,524	5,928	5,970
Ohio	9,917	9,978	9,412	9,324
Illinois	8,822	8,925	9,873	9,871
Oregon	4,249	4,282	3,184	3,137
Nevada	3,306	3,438	1,249	1,281
Other (19 states)	17,036	17,251	18,204	18,280
Total general obligation bonds	116,641	118,609	93,477	93,537

Revenue bonds
State of Issuance:
Texas	7,088	7,172	5,727	5,702
Utah	5,397	5,454	5,286	5,236
Indiana	2,664	2,721	2,346	2,356
Washington	1,764	1,811	1,302	1,299
Virginia	1,613	1,626	250	250
Other (12 states)	5,742	5,808	5,752	5,813
Total revenue bonds	24,268	24,592	20,663	20,656
Total obligations of states and political subdivisions	$140,909	$143,201	$114,140	$114,193

The following table summarizes the amortized cost and fair value of revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the revenue source of repayment for our largest source concentrations (dollars in thousands):

	December 31, 2017		December 31, 2016
Revenue bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Revenue Source:
Water	$5,160	$5,230	$4,788	$4,722
College & university	3,649	3,715	3,401	3,472
Sales tax	4,375	4,417	2,981	2,927
Lease	3,657	3,706	3,119	3,123
Electric & power	2,076	2,116	940	935
Other (14 sources)	5,351	5,408	5,434	5,477
Total revenue bonds	$24,268	$24,592	$20,663	$20,656

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2017	2016
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$701,658	$538,383
Secured by residential properties	384,542	244,634
Secured by farm land	140,516	134,480
Total real estate loans	1,226,716	917,497
Agricultural	46,796	46,229
Commercial and industrial	135,662	123,595
Mortgage warehouse lines	138,020	163,045
Consumer	10,626	12,165
Total loans	1,557,820	1,262,531
Deferred loan and lease origination cost, net	2,774	2,924
Allowance for loan and lease losses	(9,043)	(9,701)
Loans, net	$1,551,551	$1,255,754

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Credit quality classifications as of December 31, 2017 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$74,256	$—	$—	$—	$74,256
Other construction/land	57,421	807	—	551	58,779
1-4 family - closed-end	197,309	1,534	1,204	4,719	204,766
Equity lines	53,825	3,620	521	4,624	62,590
Multi-family residential	42,539	—	—	391	42,930
Commercial real estate owner occupied	255,228	4,586	2,715	918	263,447
Commercial real estate non-owner occupied	369,801	4,923	3,132	1,576	379,432
Farmland	138,732	984	507	293	140,516
Total real estate	1,189,111	16,454	8,079	13,072	1,226,716
Agricultural	46,182	614	—	—	46,796
Commercial and industrial	108,609	24,008	981	2,064	135,662
Mortgage warehouse lines	138,020	—	—	—	138,020
Consumer loans	9,067	210	72	1,277	10,626
Total gross loans and leases	$1,490,989	$41,286	$9,132	$16,413	$1,557,820

Credit quality classifications as of December 31, 2016 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$32,417	$—	$—	$—	$32,417
Other construction/land	38,699	888	—	1,063	40,650
1-4 family - closed-end	129,726	624	403	6,390	137,143
Equity lines	35,159	3,165	698	4,421	43,443
Multi-family residential	31,058	—	—	573	31,631
Commercial real estate owner occupied	243,366	4,991	2,892	2,286	253,535
Commercial real estate non-owner occupied	233,584	5,597	3,220	1,797	244,198
Farmland	132,613	1,020	808	39	134,480
Total real estate	876,622	16,285	8,021	16,569	917,497
Agricultural	45,249	891	—	89	46,229
Commercial and industrial	107,404	13,186	732	2,273	123,595
Mortgage warehouse lines	163,045	—	—	—	163,045
Consumer loans	10,303	191	9	1,662	12,165
Total gross loans and leases	$1,202,623	$30,553	$8,762	$20,593	$1,262,531

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans and impairment method by portfolio segment for each of the years ending December 31, 2017, 2016, and 2015 (dollars in thousands):

			Commercial and
	Real Estate	Agricultural	Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Balance, December 31, 2014	$6,243	$986	$1,944	$1,765	$310	$11,248
Charge-offs	(706)	—	(395)	(1,739)	—	(2,840)
Recoveries	751	81	225	958	—	2,015
Provision	(1,505)	(345)	759	279	812	—
Balance, December 31, 2015	4,783	722	2,533	1,263	1,122	10,423
Charge-offs	(962)	—	(344)	(1,905)	—	(3,211)
Recoveries	983	14	477	1,015	—	2,489
Provision	(1,256)	(527)	1,613	835	(665)	—
Balance, December 31, 2016	3,548	209	4,279	1,208	457	9,701
Charge-offs	(101)	(154)	(669)	(2,161)	—	(3,085)
Recoveries	2,235	5	310	1,017	—	3,567
Provision	(896)	148	(1,148)	1,167	(411)	(1,140)
Balance, December 31, 2017	$4,786	$208	$2,772	$1,231	$46	$9,043

Loans evaluated for impairment:

	December 31, 2017		December 31, 2016		December 31, 2015
	Individually	Collectively	Individually	Collectively	Individually	Collectively
Real estate	$13,072	$1,213,644	$16,569	$900,928	$20,896	$757,212
Agricultural	—	46,796	89	46,140	—	46,237
Commercial and industrial (1)	2,064	271,618	2,273	284,367	2,588	290,974
Consumer	1,277	9,349	1,662	10,503	2,037	12,912
Total loans	$16,413	$1,541,407	$20,593	$1,241,938	$25,521	$1,107,335

(1)	Includes mortgage warehouse lines

Reserves based on method of evaluation for impairment:

	December 31, 2017		December 31, 2016		December 31, 2015
	Specific	General	Specific	General	Specific	General
Real estate	$728	$4,058	$488	$3,059	$2,889	$1,894
Agricultural	—	208	24	185	—	722
Commercial and industrial (1)	188	2,584	608	3,671	683	1,850
Consumer	237	994	287	922	343	920
Unallocated	—	46	—	457	—	1,122
Total loan loss reserves	$1,153	$7,890	$1,407	$8,294	$3,915	$6,508

(1)	Includes mortgage warehouse lines

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables present the recorded investment in nonaccrual loans and loans past due over 30 days as of December 31, 2017 and December 31, 2016 (dollars in thousands, except footnotes):

December 31, 2017	30-59 Days	60-89 Days	90 Days Or More Past			Total Financing	Non-Accrual
	Past Due	Past Due	Due(2)	Total Past Due	Current	Receivables	Loans(1)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$74,256	$74,256	$—
Other construction/land	20	—	—	20	58,759	58,779	77
1-4 family - closed-end	125	—	895	1,020	203,746	204,766	871
Equity lines	466	—	203	669	61,921	62,590	922
Multi-family residential	—	—	—	—	42,930	42,930	—
Commercial real estate owner occupied	1,270	—	—	1,270	262,177	263,447	236
Commercial real estate non-owner occupied	—	—	—	—	379,432	379,432	123
Farmland	—	—	—	—	140,516	140,516	293
Total real estate loans	1,881	—	1,098	2,979	1,223,737	1,226,716	2,522

Agricultural	—	—	—	—	46,796	46,796	—
Commercial and industrial	730	496	1,172	2,398	133,264	135,662	1,301
Mortgage warehouse lines	—	—	—	—	138,020	138,020	-
Consumer loans	157	64	46	267	10,359	10,626	140
Total gross loans and leases	$2,768	$560	$2,316	$5,644	$1,552,176	$1,557,820	$3,963

(1)	Included in Total Financing Receivables
(2)	As of December 31, 2017 there was one 1-4 family closed end loan over 90 days past due and still accruing for $277,000.

December 31, 2016	30-59 Days	60-89 Days	90 Days Or More Past			Total Financing	Non-Accrual
	Past Due	Past Due	Due(2)	Total Past Due	Current	Receivables	Loans(1)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$32,417	$32,417	$—
Other construction/land	—	—	—	—	40,650	40,650	558
1-4 family - closed-end	99	23	575	697	136,446	137,143	963
Equity lines	397	—	320	717	42,726	43,443	1,926
Multi-family residential	—	—	—	—	31,631	31,631	—
Commercial real estate owner occupied	338	—	28	366	253,169	253,535	1,572
Commercial real estate non-owner occupied	—	—	—	—	244,198	244,198	67
Farmland	—	—	—	—	134,480	134,480	39
Total real estate loans	834	23	923	1,780	915,717	917,497	5,125

Agricultural	—	—	89	89	46,140	46,229	89
Commercial and industrial	168	3	292	463	123,132	123,595	692
Mortgage warehouse lines	—	—	—	—	163,045	163,045	—
Consumer loans	94	9	52	155	12,010	12,165	459
Total gross loans and leases	$1,096	$35	$1,356	$2,487	$1,260,044	$1,262,531	$6,365

(1)	Included in Total Financing Receivables
(2)	As of December 31, 2016 there were no loans over 90 days past due and still accruing.

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

Individually impaired loans as of December 31, 2017 and December 31, 2016 were as follows (dollars in thousands):

	December 31, 2017
	Unpaid Principal	Recorded		Average Recorded	Interest Income
	Balance(1)	Investment(2)	Related Allowance	Investment	Recognized(3)
With an Allowance Recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	678	523	30	768	44
1-4 family - closed-end	4,061	4,054	109	4,042	226
Equity lines	4,546	4,446	405	4,711	154
Multifamily residential	390	391	29	410	24
Commercial real estate - owner occupied	926	801	151	948	44
Commercial real estate - non-owner occupied	1,724	1,576	4	1,914	111
Farmland	—	—	—	—	—
Total real estate	12,325	11,791	728	12,793	603
Agricultural	—	—	—	—	—
Commercial and industrial	917	917	188	1,576	83
Consumer loans	1,210	1,201	237	1,433	96
	14,452	13,909	1,153	15,802	782
With no Related Allowance Recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	28	28	—	34	—
1-4 family - closed-end	885	665	—	746	2
Equity lines	206	178	—	208	—
Multifamily residential	—	—	—	—	—
Commercial real estate - owner occupied	117	117	—	157	—
Commercial real estate - non-owner occupied	10	—	—	25	—
Farmland	293	293	—	327	—
Total real estate	1,539	1,281	—	1,497	2
Agricultural	—	—	—	—	—
Commercial and industrial	1,158	1,147	—	1,433	—
Consumer loans	230	76	—	317	—
	2,927	2,504	—	3,247	2
Total	$17,379	$16,413	$1,153	$19,049	$784

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	December 31, 2016
	Unpaid Principal	Recorded		Average Recorded	Interest Income
	Balance(1)	Investment(2)	Related Allowance	Investment	Recognized(3)
With an Allowance Recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	854	699	20	624	14
1-4 family - closed-end	7,730	5,783	163	8,008	462
Equity lines	3,991	3,906	214	4,110	49
Multifamily residential	573	573	7	588	50
Commercial real estate- owner occupied	1,287	1,287	49	1,641	14
Commercial real estate- non-owner occupied	1,877	1,730	35	1,969	131
Farmland	—	—	—	—	—
Total real estate	16,312	13,978	488	16,940	720
Agricultural	24	24	24	24	—
Commercial and industrial	2,211	2,211	608	2,652	99
Consumer loans	1,633	1,633	287	1,847	94
	20,180	17,846	1,407	21,463	913
With no Related Allowance Recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	364	364	—	374	27
1-4 family - closed-end	666	607	—	685	3
Equity Lines	544	515	—	550	—
Multifamily residential	—	—	—	—	—
Commercial real estate- owner occupied	999	999	—	1,773	98
Commercial real estate- non-owner occupied	77	67	—	85	—
Farmland	39	39	—	50	—
Total real estate	2,689	2,591	—	3,517	128
Agricultural	65	65	—	65	—
Commercial and industrial	62	62	—	277	—
Consumer loans	148	29	—	238	—
	2,964	2,747	—	4,097	128
Total	$23,144	$20,593	$1,407	$25,560	$1,041

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Included in loans above are troubled debt restructurings that were classified as impaired.  The Company had $908,000 and $1,873,000 in commercial loans, $11,410,000 and $13,704,000 in real estate secured loans and $1,158,000 and $1,513,000 in consumer loans, which were modified as troubled debt restructurings and consequently classified as impaired at December 31, 2017 and 2016, respectively.

Additional commitments to existing customers with restructured loans totaled $1,831,000 and $4,384,000 at December 31, 2017 and 2016, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest income recognized on impaired loans was $784,000, $1,041,000, and $983,000, for the years ended December 31, 2017, 2016, and 2015, respectively. There was no interest income recognized on a cash basis on impaired loans for the years ended December 31, 2017, 2016, and 2015, respectively.

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Interest that would have been recorded under
the loans’ original terms	$361	$478	$643
Less gross interest recorded	103	158	188
Foregone interest	$258	$320	$455

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 9). These loans totaled $693,531,000 and $628,074,000 at December 31, 2017 and 2016, respectively.

Salaries and employee benefits totaling $3,854,000, $3,430,000, and $3,058,000, have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2017, 2016, and 2015, respectively.

During the periods ended December 31, 2017 and 2016, the terms of certain loans were modified as troubled debt restructurings.  Types of modifications applied to these loans include a reduction of the stated interest rate, a modification of term, an agreement to collect only interest rather than principal and interest for a specified period, or any combination thereof.

The following tables present troubled debt restructurings by type of modification during the period ending December 31, 2017 and December 31, 2016 (dollars in thousands):

December 31, 2017	Rate	Term	Interest Only	Rate & Term
	Modification	Modification	Modification	Modification	Total
Troubled debt restructurings
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	340	340
Equity lines	—	643	—	96	739
Multi-family residential	—	—	—	—	—
Commercial real estate owner occupied	—	529	—	—	529
Commercial real estate non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	1,172	—	436	1,608

Agricultural	—	—	—	—	—
Commercial and industrial	—	15	—	—	15
Consumer loans	—	7	—	—	7
	$—	$1,194	$—	$436	$1,630

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

December 31, 2016	Rate	Term	Interest Only	Rate & Term
	Modification	Modification	Modification	Modification	Total
Troubled debt restructurings
Real estate:
Other construction/land	$—	$17	$—	$—	$17
1-4 family - closed-end	—	—	546	438	984
Equity lines	—	1,953	—	97	2,050
Multi-family residential	—	164	—	132	296
Commercial real estate owner occupied	—	—	—	266	266
Commercial real estate non-owner occupied	—	—	—	—	—
Farmland	—	—	—	258	258
Total real estate loans	—	2,134	546	1,191	3,871

Agricultural	—	—	—	—	—
Commercial and industrial	—	40	—	—	40
Consumer loans	27	25	—	60	112
	$27	$2,199	$546	$1,251	$4,023

The following tables present loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2017 and December 31, 2017 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
		Recorded	Recorded	Reserve
December 31, 2017	Number of Loans	Investment	Investment	Difference(1)
Real estate:
Other construction/land	0	$—	$—	$—
1-4 family - closed-end	6	340	340	32
Equity lines	7	739	739	85
Multi-family residential	0	—	—	—
Commercial real estate - owner occupied	1	529	529	—
Commercial real estate - non-owner occupied	0	—	—	—
Farmland	0	—	—	—
Total real estate loans		1,608	1,608	117

Agricultural	0	—	—	—
Commercial and industrial	1	15	15	—
Consumer loans	1	7	7	—
		$1,630	$1,630	$117

(1)

This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
		Recorded	Recorded	Reserve
December 31, 2016	Number of Loans	Investment	Investment	Difference(1)
Real estate:
Other construction/land	1	$17	$17	$—
1-4 family - closed-end	8	984	984	116
Equity lines	17	2,050	2,050	(19)
Multi-family residential	2	296	296	—
Commercial real estate - owner occupied	1	266	266	—
Commercial real estate - non-owner occupied	0	—	—	—
Farmland	1	258	258	(26)
Total real estate loans		3,871	3,871	71

Agricultural	0	—	—	—
Commercial and industrial	1	40	40	9
Consumer Loans	5	111	112	(1)
		$4,022	$4,023	$79

(1)

This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

In the tables above, there were no TDRs that subsequently defaulted necessitating an increase in the allowance for loan and lease losses for the years ended December 31, 2017 and 2016.  The total allowance for loan and lease losses specifically allocated to the balances that were classified as TDRs during the year ended December 31, 2017 and 2016 is $116,000 and $79,000, respectively.

Loan Servicing

The Company originates mortgage loans for sale to investors.  During the years ended December 31, 2017, 2016, and 2015, all mortgage loans that were sold by the Company were sold without retention of related servicing.  The Company’s servicing portfolio at December 31, 2017, 2016, and 2015 totaled $-0-, $72,000, and $425,000, respectively.

Purchased Credit Impaired Loans

As part of the acquisitions described in Note 21 Business Combinations, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it was probable at acquisition that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those loans are as follows (dollars in thousands):

	December 31, 2017
	Unpaid Principal Balance	Carrying Value
Real estate secured	$148	$17
Commercial and industrial	—	—
Consumer	—	—
Total purchased credit impaired loans	$148	$17

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	December 31, 2016
	Unpaid Principal Balance	Carrying Value
Real estate secured	$712	$47
Commercial and industrial	23	—
Consumer	—	—
Total purchased credit impaired loans	$735	$47

For those purchased credit impaired loans disclosed above, the Company had   increased the allowance for loan losses by $-0-, $58,000, and  $-0- during 2017, 2016 and 2015.  Purchased credit impaired loans acquired during the years ended December 31, 2017 and 2016 for which it was probable at acquisition that not all contractually required payments would be collected are as follows (dollars in thousands):

	2017	2016
Contractually required payments receivable of loans purchased during the year:
SBA	$-	$146
Commercial real estate	-	2,136
Consumer	-	5
Non-accretable difference	-	(691)
Cash flows expected to be collected at acquisition	-	1,596
Fair value of acquired loans at acquisition	$-	$1,596

There is no accretable yield, or income expected to be collected.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Land	$5,261	$5,161
Buildings and improvements	20,255	19,579
Furniture, fixtures and equipment	18,899	20,136
Leasehold improvements	15,013	11,618
	59,428	56,494

Less accumulated depreciation and amortization	30,375	30,115
Construction in progress	335	2,514
	$29,388	$28,893

Depreciation and amortization included in occupancy and equipment expense totaled $2,852,000, $2,524,000, and $2,272,000, for the years ended December 31, 2017, 2016, and 2015, respectively.

Operating Leases

The Company leases certain of its properties under non-cancelable operating leases.  Rental expense included in occupancy and equipment expense totaled $2,482,000, $1,623,000, and $1,256,000 and for the years ended December 31, 2017, 2016, and 2015, respectively.

Rent commitments, before considering renewal options that generally are present, were as follows (dollars in thousands):

Year Ending December 31,
2018	$1,974
2019	2,010
2020	1,996
2021	1,740
2022	1,356
Thereafter	3,960
$13,036

The Company generally has options to renew its properties facilities after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the year is as follows (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at January 1	$8,268	$6,908	$6,908
Acquired goodwill	19,089	1,360	—
Impairment	—	—	—
Balance at December 31	$27,357	$8,268	$6,908

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  Bank of the Sierra (the “Bank”) is the only subsidiary of the Company that meets the materiality criteria necessary to be deemed an operating segment, and because the Company exists primarily for the purpose of holding the stock of the Bank we have determined that only one unified operating segment (the consolidated Company) exists.   At December 31, 2017, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end (dollars in thousands):

	Years Ended December 31,
	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$7,160	$926	$3,220	$417

Aggregate amortization expense was $508,000, $272,000, and $134,000 for 2017, 2016, and 2015.

Estimated amortization expense for each of the next five years and thereafter (dollars in thousands):

2018	$919
2019	919
2020	919
2021	876
2022	844
Thereafter	$1,757
$6,234

7.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Accrued interest receivable	$7,682	$6,354
Deferred tax assets	6,527	9,512
Investment in qualified affordable housing projects	8,440	6,811
Investment in limited partnerships	3,138	1,264
Federal Home Loan Bank stock, at cost	9,594	8,095
Other	9,332	8,663
	$44,713	$40,699

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits.  The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment.  The Company had $3,321,000 in remaining capital commitments to these partnerships at December 31, 2017.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet.  These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(“FHLB”). The largest of these is the Company’s $9,594,000 investment in FHLB stock, carried at cost.  Quarterly, the FHLB evaluates and adjusts the Company’s minimum stock requirement based on the Company’s borrowing activity and membership requirements.  Any stock deemed in excess is automatically repurchased by the FHLB at cost.

8.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2017	2016
Interest bearing demand deposits	$118,533	$132,586
NOW	405,057	366,238
Savings	283,126	215,693
Money market	171,611	119,417
CDAR's, under $250,000	-	251
Time, under $250,000	175,336	152,561
Time, $250,000 or more	199,289	184,173
	$1,352,952	$1,170,919

Aggregate annual maturities of time deposits were as follows (dollars in thousands):

Year Ending December 31,
2018	$359,755
2019	10,000
2020	2,375
2021	1,295
2022	510
Thereafter	690
$374,625

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Interest bearing demand deposits	$417	$399	$355
NOW	427	361	344
Savings	258	229	207
Money market	157	80	78
CDAR's	—	4	8
Time deposits	2,503	1,101	782
Brokered Deposits	—	—	11
	$3,762	$2,174	$1,785

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	OTHER BORROWING ARRANGEMENTS

At year end, short-term borrowings consisted of the following (dollars in thousands):

	2017					2016
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate
As of December 31:
Repurchase agreements	$8,514	$8,150	.40%	$11,409	.40%	$8,371	$8,094	.39%	$11,877	.40%
Overnight Federal Home Loan
Bank advances	7,074	21,900	.82%	55,000	.82%	28,333	65,000	.45%	71,600	.55%
Fed Funds purchased	166	—	.60%	5,500	.60%	822	—	0.73%	8,200	.64%
	$15,754	$30,050		$71,909		$37,526	$73,094		$91,677

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $606,374,000 of first mortgage loans under a blanket lien arrangement at year end 2017.  Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to the total of $390,662,000 at year-end 2017, with a remaining borrowing capacity of $313,947,000 if sufficient additional collateral was pledged.

The Company had no long-term borrowings at December 31, 2017 and 2016, respectively.

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $80,000,000   at December 31, 2017 and 2016, respectively, at interest rates which vary with market conditions.  There was $0 outstanding under these lines of credit at December 31, 2017 and December 31, 2016, respectively.

10.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal:
Current	$8,456	$11,517	$5,451
Effect of tax cut	2,710	—	—
Deferred	(828)	(5,325)	1,028
	10,338	6,192	6,479
State:
Current	3,604	3,396	1,928
Deferred	(302)	(788)	664
	3,302	2,608	2,592
	$13,640	$8,800	$9,071

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,777	$4,226
Foreclosed assets	868	1,103
Deferred compensation	3,498	4,522
Accrued reserves	416	546
Non accrual loans	190	306
Other than temporary impairment charge	—	432
Net operating loss carryforward	2,354	3,634
Net unrealized loss on securities available-for-sale	978	1,277
Other	3,850	3,305
Total deferred tax assets	14,931	19,351
Deferred tax liabilities:
Premises and equipment	(1,301)	(1,425)
Deferred loan costs	(2,344)	(3,099)
Other	(4,759)	(5,315)
Total deferred tax liabilities	(8,404)	(9,839)
Net deferred tax assets	$6,527	$9,512

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).  Amont other changes, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%.  The Company has recorded an income tax expense of $2.7 million related to the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.  The Company is still completing its analysis of the impact of the Tax Act and will record any adjustments to the provisional amount as a component of income tax expense during the measurement period provided for in SAB 118.

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes.  The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax expense at Federal statutory rate	$11,613	$9,228	$9,498
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	2,363	1,705	1,671
Tax exempt municipal income	(1,299)	(1,053)	(1,034)
Affordable housing tax credits	(711)	(685)	(770)
Effect of the Tax Act	2,710	—	—
Excess tax benefit of stock-based compensation	(248)	—	—
Other	(788)	(395)	(294)
	13,640	8,800	9,071
Effective tax rate	41.1%	33.4%	33.4%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company is subject to federal income tax and income tax of the state of California.  Our federal income tax returns for the years ended December 31, 2014, 2015 and 2016 are open to audit by the federal authorities and our California state tax returns for the years ended December 31,  2013, 2014, 2015 and 2016 are open to audit by the state authorities.

The Company has net operating loss carry forwards of approximately $7,794,000 for federal income and approximately $8,376,000 for California franchise tax purposes.  Net operating loss carry forwards, to the extent not used will begin to expire in 2030. Net operating loss carry forwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carry forward amounts noted above.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2017, 2016, and 2015, respectively.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

11.	SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2017, all $34,588,000 of the Company’s trust preferred securities qualified as Tier 1 capital.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000.  The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing and payment terms as the TRUPS II.  The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II.  Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 4.35% (based on 3-month LIBOR plus 2.75%), with re-pricing and payments due quarterly.

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

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000.  The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III.  The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III.  Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 3.07% (based on 3-month LIBOR plus 1.40%), with repricing and payments due quarterly.

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

During the third quarter of 2016, the Company acquired Coast Bancorp Statutory Trust II, which had issued 7,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS IV), with a liquidation value of $1,000 per security, for gross proceeds of $7,000,000.  The entire proceeds of the issuance were invested by Trust IV in $7,217,000 of Subordinated Debentures issued by Coast Bancorp with identical maturity, re-pricing and payment terms as the TRUPS IV.  The Subordinated Debentures, purchased by Trust IV, represent the sole assets of the Trust IV.  Those Subordinated Debentures mature on December 15, 2037, bear a current interest rate of 3.09% (based on 3-month LIBOR plus 1.50%), with re-pricing and payments due quarterly.

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

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $86,013,000.  An $80,000,000 letter of credit is pledged to secure public deposits at December 31, 2017 and a $6,013,000 standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash.  There were no reserve balances maintained at the Federal Reserve Bank at December 31, 2017 and 2016, respectively.

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

The following financial instruments represent off‑balance‑sheet credit risk (dollars in thousands):

	December 31,
	2017	2016
Fixed-rate commitments to extend credit	$89,842	$79,977
Variable-rate commitments to extend credit	$601,870	$383,946
Standby letters of credit	$9,168	$8,582

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

Concentration in Real Estate Lending

At December 31, 2017, in management’s judgment the Company had, a concentration of loans secured by real estate.  At that date, approximately 79% of the Company’s loans were real estate related.  Balances secured by commercial buildings and construction and development loans represented 63% of all real estate loans, while loans secured by non-construction residential properties accounted for 25%, and loans secured by farmland were 11% of real estate loans.  Although management believes the loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

Concentration by Geographic Location

The Company extends commercial, real estate mortgage, real estate construction and consumer loans to customers primarily in the South Central San Joaquin Valley of California, specifically Tulare, Fresno, Kern, Kings and Madera counties; the Southern California corridor between Santa Paula and Santa Clarita in the counties of Ventura and Los Angeles; and the Coastal counties of San Luis Obispo, Ventura and Santa Barbara.  The ability of a substantial portion of the Company’s customers to honor their contracts is dependent on the economy in these areas.  Although the Company’s loan portfolio is diversified, there is a relationship in those regions between the local agricultural economy and the economic performance of loans made to non-agricultural customers.

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

Share Repurchase Plan

At December 31, 2017, the Company had a stock repurchase plan which has no expiration date.  During the year ended December 31, 2017, the Company did not repurchase any   shares.  The total number of shares available for repurchase at December 31, 2017 was 478,954.  Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Basic Earnings Per Share
Net income (dollars in thousands)	$19,539	$17,567	$18,067
Weighted average shares outstanding	14,172,196	13,530,293	13,460,605
Basic earnings per share	$1.38	$1.30	$1.34

Diluted Earnings Per Share
Net income (dollars in thousands)	$19,539	$17,567	$18,067
Weighted average shares outstanding	14,172,196	13,530,293	13,460,605
Effect of dilutive stock options	185,586	121,511	124,505
Weighted average shares outstanding	14,357,782	13,651,804	13,585,110
Diluted earnings per share	$1.36	$1.29	$1.33

Stock Options

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017 pursuant to the approval of the Company’s shareholders.  The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017.  Options to purchase 690,260 shares that were granted under the 2007 Plan were still outstanding as of December 31, 2017, and remain unaffected by that plan’s expiration.  The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan is 850,000 shares; no shares had been issued under this plan as of December 31, 2017.

All options granted under the 2017 and 2007 Plans have been or will be granted at an exercise price of not less than 100% of the fair market value of the stock on the date of grant, exercisable in installments as provided in individual stock option agreements.  In the event of a “Change in Control” as defined in the 2017 Plan, all outstanding options shall become exercisable in full (subject to certain notification requirements), and shall terminate if not exercised within a specified period of time unless such options are assumed by the successor corporation or substitute options are granted.  Options also terminate in the event an optionee ceases to be employed by or to serve as a director of the Company or its subsidiaries, and the vested portion thereof must be exercised within a specified period  after such cessation of employment or service.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the Company’s stock option activity follows (shares in thousands, except exercise price):

	2017			2016		2015
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding,
beginning of year	467	$14.12		500	$14.83	629	$15.30
Exercised	(70)	$12.42		(49)	$11.16	(37)	$10.19
Granted	91	$28.21		71	$17.25	25	$16.55
Canceled	(33)	$26.41		(55)	$27.17	(117)	$19.21
Outstanding, end of year	455	$16.33	$4,805	467	$14.12	500	$14.83
Exercisable, end of year (2)	400	$15.57	$4,779	412	$13.99	430	$15.20

(1)

The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would  have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount changes based on changes in the market value of the Company's stock.

(2)	The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2017 was 5.74 years and 5.38 years, respectively.

Information related to stock options during each year follows:

	2017	2016	2015
Weighted-average grant-date fair value per share	$6.13	$2.85	$2.89
Total intrinsic value of stock options exercised	$1,042,000	$407,000	$244,000
Total fair value of stock options vested	$494,000	$269,000	$176,000

Cash received from the exercise of 70,340 shares was $874,000 for the period ended December 31, 2017 with a related tax benefit of $372,000.

The Company is using the Black-Scholes model to value stock options.  In accordance with U.S. GAAP, charges of $476,000, $188,000, and $35,000 are reflected in the Company’s income statements for the years ended December 31, 2017, 2016, and 2015, respectively, as pre-tax compensation and directors’ expense related to stock options.  The related tax benefit of these options is $141,000, $43,000, and $0 for the years ended December 31, 2017, 2016, and 2015, respectively.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2017 was $104,000, which will be recognized over a weighted average period of 5.0 years.

14.	REGULATORY MATTERS

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgements by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios.  The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019.  The capital conservation buffer for 2017 is 1.25%. The net unrealized gain on available for

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

sale securities is not included in computing regulatory capital.  Management believes as of December 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end December 31, 2017 and 2016, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

	2017		2016
	Capital Amount	Ratio	Capital Amount	Ratio
Leverage Ratio
Sierra Bancorp and subsidiary	$261,987	11.32%	$232,801	11.92%
Minimum requirement for "Well-Capitalized" institutions	115,764	5.0%	97,652	5.0%
Minimum regulatory requirement	92,611	4.0%	78,122	4.0%

Bank of the Sierra	$257,087	11.14%	$228,786	11.73%
Minimum requirement for "Well-Capitalized" institutions	115,399	5.0%	97,544	5.0%
Minimum regulatory requirement	92,320	4.0%	78,035	4.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	2017		2016
	Capital Amount	Ratio	Capital Amount	Ratio
Common Equity Tier 1 Capital Ratio
Sierra Bancorp and subsidiary	$227,399	12.84%	$198,391	14.09%
Minimum requirements for "Well-Capitalized" institutions	115,149	6.5%	91,520	6.5%
Minimum regulatory requirement	79,718	4.5%	63,360	4.5%

Bank of the Sierra	$257,085	14.51%	$228,786	16.26%
Minimum requirements for "Well-Capitalized" institutions	115,141	6.5%	91,477	6.5%
Minimum regulatory requirement	79,713	4.5%	63,330	4.5%

Tier 1 Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$261,987	14.79%	$232,801	16.53%
Minimum requirement for "Well-Capitalized" institutions	141,722	8.0%	112,640	8.0%
Minimum regulatory requirement	106,291	6.0%	84,480	6.0%

Bank of the Sierra	$257,085	14.51%	$228,786	16.26%
Minimum requirement for "Well-Capitalized" institutions	141,712	8.0%	112,587	8.0%
Minimum regulatory requirement	106,284	6.0%	84,441	6.0%

Total Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$271,364	15.32%	$242,846	17.25%
Minimum requirement for "Well-Capitalized" institutions	177,152	10.0%	140,800	10.0%
Minimum regulatory requirement	141,722	8.0%	112,640	8.0%

Bank of the Sierra	$266,463	15.04%	$238,831	16.97%
Minimum requirement for "Well-Capitalized" institutions	177,140	10.0%	140,734	10.0%
Minimum regulatory requirement	141,712	8.0%	112,587	8.0%

Under current rules of the Federal Reserve Board, qualified trust preferred securities are one of several “restricted” core capital elements which may be included in Tier 1 capital in an aggregate amount limited to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  Since the Company had less than $15 billion in assets at December 31, 2017, under the Dodd-Frank Act the Company will be able to continue to include its existing trust preferred securities in Tier 1 Capital to the extent permitted by FRB guidelines.

Dividend Restrictions

The Company’s ability to pay cash dividends is dependent on dividends paid to it by the Bank, and is also limited by state corporation law.  California law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend plus any preferred dividend arrears amount.  If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the value of the company’s assets would equal or exceed the sum of its total liabilities plus any preferred dividend arrears amount.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Business Oversight, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year.  As of December 31, 2017, the maximum amount available for dividend distribution under this restriction was approximately $12,850,000.

15.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors.  The plans provide for annual benefits for up to fifteen years after retirement or death.  The benefit obligation under these plans totaled $5,150,000 and $5,079,000 and was fully accrued for the years ended December 31, 2017 and 2016, respectively.  The expense recognized under these arrangements totaled $325,000, $141,000 and $345,000 for the years ended December 31, 2017, 2016 and 2015, respectively.  Salary continuation benefits paid to former directors or executives of the Company or their beneficiaries totaled $254,000, $275,000 and $291,000 for the years ended December 31, 2017, 2016 and 2015. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans the Company has purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $40,588,000 and $38,330,000 at December 31, 2017 and 2016, respectively.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation.  The Company bears the costs for the plan’s administration and the interest earned on participant deferrals.  The related administrative expense was not material for the years ended December 31, 2017, 2016 and 2015.  In connection with this plan, life insurance policies with cash surrender values totaling $6,520,000 and $5,376,000 at December 31, 2017 and 2016, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund.  The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually.  The amount of the matching contribution was 75%, for the years ended December 31, 2017, 2016 and 2015.  The matching contribution is discretionary, vests over a period of five years from the participants’ hire date, and is subject to the approval of the Board of Directors.  The Company contributed $745,000, $623,000, and $543,000 to the Plan in 2017, 2016 and 2015, respectively.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Non-interest revenue also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Included in other income:
Loss on limited partnerships	$(961)	$(944)	$(1,058)
Dividends on equity investments	761	1,007	934
Other	3,651	3,338	2,627
Total other non-interest income	$3,451	$3,401	$2,503

17.	OTHER NON-INTEREST EXPENSE

Other non-interest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Legal, audit and professional	$3,289	$2,530	$2,055
Data processing	4,365	3,607	3,426
Advertising and promotional	2,514	2,386	2,319
Deposit services	4,426	3,737	3,182
Stationery and supplies	1,309	1,425	1,296
Telephone and data communication	1,654	1,552	1,857
Loan and credit card processing	1,029	635	891
Foreclosed assets (income) expense, net	270	657	153
Postage	1,064	997	923
Other	1,691	1,757	1,663
Assessments	509	1,141	1,067
Total other non-interest expense	$22,120	$20,424	$18,832

18.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$2,253	$2,784	$3,188
Disbursements	15,223	16,939	5,652
Amounts repaid	(14,429)	(17,470)	(6,056)
Balance, end of year	$3,047	$2,253	$2,784
Undisbursed commitments to related parties	$1,798	$2,559	$2,121

Deposits from related parties held by the Bank at December 31, 2017 and 2016 amounted to $7,742,000 and $3,780,000, respectively.

19.	FAIR VALUE

Fair value is defined by U.S. GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$21,326	$—	$21,326	$—
Mortgage-backed securities	—	393,802	—	393,802	—
State and political subdivisions	—	143,201	—	143,201	—
Equity securities	—	—	—	—	—
Total available-for-sale securities	$—	$558,329	$—	$558,329	$—

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fair Value Measurements at December 31, 2016, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$26,468	$—	$26,468	$—
Mortgage-backed securities	—	387,876	—	387,876	—
State and political subdivisions	—	114,193	—	114,193	—
Equity securities	1,546		—	1,546	—
Total available-for-sale securities	$1,546	$528,537	$—	$530,083	$—

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$—	$377	$—	$377
Foreclosed assets	$—	$5,481	$—	$5,481

	Year Ended December 31, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$—	$406	$—	$406
Foreclosed assets	$—	$2,225	$—	$2,225

20.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2017 and 2016:

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2017
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$70,137	$70,141	$—	$—	$70,141
Securities available for sale	558,329	—	558,329	—	558,329
Loans and leases held for investment	1,551,174	—	1,563,765	—	1,563,765
Collateral dependent impaired loans	377	—	377	—	377
Cash surrender value of life insurance policies	47,108	—	47,108	—	47,108
Other investments	10,195	—	10,195	—	10,195
Investment in qualified affordable housing projects	8,440		8,440		8,440
Investment in limited partnership	3,138	—	3,138	—	3,138
Accrued interest receivable	7,682	—	7,682	—	7,682

Financial Liabilities:
Deposits:
Non-interest-bearing	$635,434	$635,434	$—	$—	$635,434
Interest-bearing	1,352,952	—	1,352,740	—	1,352,740
Fed funds purchased and repurchase agreements	8,150	—	8,150	—	8,150
Short-term borrowings	21,900	—	21,900	—	21,900
Subordinated debentures	34,588	—	24,216	—	24,216
Qualified affordable housing projects capital commitment	3,321		3,321		3,321
Limited partnership capital commitment	2,055	—	2,055	—	2,055
Accrued interest payable	411	—	411	—	411

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$691,712
Standby letters of credit	9,168

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2016
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$120,442	$120,442	$—	$—	$120,442
Securities available for sale	530,083	1,546	528,537	—	530,083
Loans and leases held for investment	1,255,348	—	1,266,477	—	1,266,477
Collateral dependent impaired loans	406	—	406	—	406
Cash surrender value of life insurance policies	43,706	—	43,706	—	43,706
Other investments	8,506	—	8,506	—	8,506
Investment in qualified affordable housing projects	6,811		6,811		6,811
Investment in limited partnership	1,264	—	1,264	—	1,264
Accrued interest receivable	6,354	—	6,354	—	6,354

Financial Liabilities:
Deposits:
Noninterest-bearing	$524,552	$524,552	$—	$—	$524,552
Interest-bearing	1,170,919	—	1,171,188	—	1,171,188
Fed funds purchased and repurchase agreements	8,094	—	8,094	—	8,094
Short-term borrowings	65,000	—	65,000	—	65,000
Subordinated debentures	34,410	—	22,633	—	22,633
Qualified affordable housing projects capital commitment	1,868		1,868		1,868
Limited partnership capital commitment	663	—	663	—	663
Accrued interest payable	188	—	188	—	188

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$463,923
Standby letters of credit	8,582

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	BUSINESS COMBINATIONS

On October 1, 2017, the Company acquired 100% of the outstanding common shares of Ojai Community Bancorp (OCB) in exchange for $809,000 in cash and 1,376,431 shares of stock.   OCB results of operations were included in the Company’s results beginning October 1, 2017.  Acquisition related costs of $2,169,000 and $0 are included in other operating expense in the Company’s income statement for the years ended December 31, 2017 and 2016.

In accordance with GAAP, the Company recorded $18,464,000 of goodwill and $3,453,000 of core deposit intangibles.  Goodwill represents the excess of the consideration transferred (cash) at the acquisition date over the fair values of the identifiable net assets acquired.  The core deposit intangible is being amortized using a straight line basis over eight years.  For tax purposes goodwill and core deposit intangibles are both non-deductible.

The acquisition has provided the Company an opportunity to expand its market presence further in Ventura County andinto Santa Barbara.  Synergies and cost savings resulting from the combined operations along with the introduction of the Company’s existing products and services into the new region have provided growth opportunities and the potential to increase profitability.

The following table summarizes the consideration paid for OCB and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (dollars in thousands):

Consideration
Cash	$809
Equity Instruments	37,370
Fair value of total consideration transferred	$38,179

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$37,108
Securities	5,492
Federal Home Loan Bank stock	—
Loans	217,800
Premises and equipment	873
Real estate owned	3,072
Core deposit intangibles	3,453
Other assets	10,479
Total assets acquired	278,277

Deposits	230,950
Borrowed funds	24,400
Other liabilities	3,212
Total liabilities assumed	258,562
Total identifiable net assets	19,715

Goodwill	18,464
$38,179

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On November 3, 2017, the Company acquired certain deposits of the Woodlake branch of Citizen’s Business Bank (CBB). Results of operations were included in the Company’s results beginning November 3, 2017.  Acquisition related costs of $47,000 and $0 are included in other operating expense in the Company’s income statement for the years ended December 31, 2017 and 2016.

In accordance with GAAP, the Company recorded $625,000 of goodwill and $486,000 of core deposit intangibles.  Goodwill represents the excess of the consideration transferred (cash) at the acquisition date over the fair values of the identifiable net assets acquired.  The core deposit intangible is being amortized using a straight line basis over eight years.  For tax purposes goodwill and core deposit intangibles are both non-deductible.

The acquisition has provided the Company an opportunity to expand its market presence in Tulare County.  Synergies and cost savings resulting from the combined operations along with the introduction of the Company’s existing products and services into the new region have provided growth opportunities and the potential to increase profitability.

The following table summarizes the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (dollars in thousands):

Consideration
Cash	$—
Equity instruments	—
Fair value of total consideration transferred	$—

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$25,266
Loans	7
Premises and equipment	469
Core deposit intangibles	486
Total assets acquired	26,228

Deposits	26,661
Other liabilities	192
Total liabilities assumed	26,853
Total identifiable net assets	(625)

Goodwill	625
$—

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On July 8, 2016, the Company acquired 100% of the outstanding common shares of Coast National Bancorp (CNB) in exchange for $3,280,000 in cash and 599,226 shares of stock.   CNB results of operations were included in the Company’s results beginning July 9, 2016.  Acquisition related costs of $9,000 and $2,411,000 are included in other operating expense in the Company’s income statement for the years ended December 31, 2017 and 2016.

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
$13,485

  .

      .

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates.  The most significant category of assets for which this procedure was used was that of acquired loans.  The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification (ASC) 310-20 (formerly SFAS 91). The Company believes that all contractual cash flows related to these loans will be collected.  As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  Loans acquired from CNB that were not subject to these requirements had a fair value and gross contractual amounts receivable of $91,429,000 and $94,242,097 as of the date of acquisition.  Loans acquired from OCB that were not subject to these requirements had a fair value and gross contractual amounts receivable of $217,800,000 and $223,036,000, as of the date of acquisition.

Certain loans, for which specific credit-related deterioration, since origination, was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected.  Income recognition on these “purchased credit-impaired” loans is based on a reasonable expectation about the timing and amount of cash flows to be collected.  Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield.  These loans are discussed in further detail in Note 4 Purchased Credit Impaired Loans.

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by CNB or OCB.

The Company recorded a deferred income tax asset of $219,000 for CNB and $741,000 for OCB.  These deferred income tax assets were related to net operating loss carry-forwards, as well as other tax attributes of CNB and OCB, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from CNB and OCB were assumed to approximate their carry value, as these accounts have no stated maturity and are payable on demand.

The operating results of the Company for the twelve months ending December 31, 2017, 2016 and 2015 include the operating results of CNB and OCB since their respective acquisition dates.  The following table presents the net interest and other income, basic earnings per share and diluted earnings per share as if the acquisition with CNB and OCB were effective as of January 1, 2017, 2016 and 2015 for the respective year in which each acquisition was closed.  The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of our future operating results for operating results that would have occurred had the mergers been completed at the beginning of each respective year.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share presented below (dollars in thousands, except per share data):

	Pro Forma	Pro Forma	Pro Forma
	Year Ended	Year Ended	Year Ended
	2017	2016	2015
Net interest income	$82,985	$67,877	$60,126
Net income	$19,416	$16,589	$18,067
Basic earnings per share	$1.37	$1.23	$1.34
Diluted earnings per share	$1.35	$1.22	$1.33

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

22.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At December 31, 2017 and 2016, the balance of the investment for qualified affordable housing projects totaled $8,440,000 and $6,811,000, respectively.  These balances are reflected in the other assets line on the consolidated balance sheet.  Unfunded commitments related to these investments in qualified affordable housing projects totaled $3,321,000 and $1,868,000 at December 31, 2017 and 2016, respectively.

During the year ended December 31, 2017 and 2016, the Company recognized amortization expense on these investments of $961,000 and $944,000, respectively which was included within pretax income on the consolidated statements of income.

Additionally, during the years ended December 31, 2017 and 2016, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $711,000 and $685,000, respectively.  The Company had no impairment losses during the years ended December 31, 2017 and 2016.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

23.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2017 and 2016

(dollars in thousands)

	2017	2016
ASSETS
Cash and due from banks	$4,908	$3,886
Investments in bank subsidiary	285,629	236,059
Investment in trust subsidiaries	1,145	1,145
Investment in other securities	$—	1,480
Other assets	24	16
	$291,706	$242,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$1,176	$2,298
Subordinated debentures	34,588	34,410
Total liabilities	35,764	36,708
Shareholders' equity:
Common stock	114,075	75,458
Retained earnings	144,197	132,180
Accumulated other comprehensive loss, net of taxes	(2,330)	(1,760)
Total shareholders' equity	255,942	205,878
	$291,706	$242,586

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

STATEMENTS OF INCOME

Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)

	2017	2016	2015
Income:
Dividend from subsidiary	$15,500	$16,500	$12,500
Gain on sale of securities	918	58	506
Other operating income	16	3	19
Total income	16,434	16,561	13,025
Expense
Salaries and employee benefits	481	404	365
Other expenses	2,276	1,857	1,344
Total expenses	2,757	2,261	1,709
Income before income taxes	13,677	14,300	11,316
Income tax benefit	(1,602)	(926)	(502)
Income before equity in undistributed income of subsidiary	15,279	15,226	11,818
Equity in undistributed income of subsidiary	4,260	2,341	6,249
Net income	$19,539	$17,567	$18,067

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016 and 2015

(dollars in thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income	$19,539	$17,567	$18,067
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net loss of subsidiary	(4,260)	(2,341)	(6,249)
Gain on sale of securities	(918)	(58)	(506)
Increase (decrease) in other assets	170	(220)	—
(Decrease) increase in other liabilities	(757)	20	96
Net cash provided for operating activities	13,774	14,968	11,408

Cash flows from investing activities:
Sales of securities	1,480	170	1,104
Cash paid from acquisitions, net	(7,061)	(2,994)	—
Net cash provided by investing activities	(5,581)	(2,824)	1,104

Cash flows from financing activities:
Change in other borrowings	—	(2,365)	—
Stock options exercised	764	649	526
Repurchase of common stock	—	(2,258)	(7,955)
Dividends paid	(7,935)	(6,506)	(5,662)
Net cash used in by financing activities	(7,171)	(10,480)	(13,091)
Net decrease (increase) in cash and cash equivalents	1,022	1,664	(579)
Cash and cash equivalents, beginning of year	3,886	2,222	2,801
Cash and cash equivalents, end of year	$4,908	$3,886	$2,222

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

24.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s unaudited results of operations for the four quarters of 2017 and 2016.  In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods (dollars in thousands, except per share data).

	2017 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$24,134	$19,832	$19,055	$17,903
Interest expense	1,592	1,397	1,215	1,019
Net interest income	22,542	18,435	17,840	16,884
(Benefit) provision for loan and
lease losses	(1,440)	—	300	—
Non-interest income	5,371	5,910	5,364	5,134
Non-interest expense	19,203	15,445	15,091	15,702
Net income before taxes	10,150	8,900	7,813	6,316
Provision for taxes	6,106	3,158	2,611	1,765
Net income	$4,044	$5,742	$5,202	$4,551

Diluted earnings per share	$.26	$.41	$.37	$.32
Cash dividend per share	$.14	$.14	$.14	$.14

	2016 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$18,745	$17,794	$15,934	$16,032
Interest expense	980	887	739	717
Net interest income	17,765	16,907	15,195	15,315
Provision for loan and
lease losses	—	—	—	—
Non-interest income	5,379	4,991	4,574	4,294
Non-interest expense	14,738	16,121	13,715	13,479
Net income before taxes	8,406	5,777	6,054	6,130
Provision for taxes	2,889	1,848	1,968	2,095
Net income	$5,517	$3,929	$4,086	$4,035

Diluted earnings per share	$.40	$.28	$.31	$.30
Cash dividend per share	$.12	$.12	$.12	$.12

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  This assessment included controls over the preparation of regulatory financial statements in accordance with the Federal Financial Institutions Examination Council’s Instructions for Preparation of Consolidated Reports of Condition and Income, and in accordance with the Board of Governors of the Federal Reserve System’s Instructions for Preparation of Financial Statements for Bank Holding Companies (Consolidated and Parent Company Only).  Based on this assessment,

Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.  Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness.  Based on this assessment, Management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2017.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing above in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

Item 10.  Directors, Executive Officers AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2018 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2017 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934.  Such information is hereby incorporated by reference.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
2.2	Agreement and Plan of Reorganization and Merger, dated January 4, 2016 by and between Sierra Bancorp and Coast Bancorp (2)
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

Dated: March 13, 2018	SIERRA BANCORP,
a California corporation

	By:	/s/ Kevin J. McPhaill
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

Signature	Title	Date

/s/ Albert L. Berra	Director	March 13, 2018
Albert L. Berra

/s/ Vonn R. Christenson	Director	March 13, 2018
Vonn R. Christenson

/s/ Laurence S. Dutto, PhD	Director	March 13, 2018
Laurence S. Dutto, PhD

/s/ Robb Evans	Director	March 13, 2018
Robb Evans

/s/ James C. Holly	Vice Chairman of the Board	March 13, 2018
James C. Holly

/s/ Kevin J. McPhaill	President, Chief Executive	March 13, 2018
Kevin J. McPhaill	Officer & Director
(Principal Executive Officer)

/s/ Lynda B. Scearcy	Director	March 13, 2018
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 13, 2018
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 13, 2018
Gordon T. Woods

/s/ Kenneth R. Taylor	Executive Vice President &	March 13, 2018
Kenneth R. Taylor	Chief Financial Officer
(Principal Financial and
Principal Accounting Officer)