Form 10-Q
period 2018-03-31
SIERRA BANCORP
filed 2018-05-07
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Common stock, no par value, 15,255,100 shares outstanding as of May 1, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)	(audited)
Cash and due from banks	$56,221	$61,142
Interest-bearing deposits in banks	7,288	8,995
Total cash & cash equivalents	63,509	70,137
Securities available-for-sale	563,582	558,329
Loans and leases:
Gross loans and leases	1,592,216	1,557,820
Allowance for loan and lease losses	(8,991)	(9,043)
Deferred loan and lease costs, net	2,953	2,774
Net loans and leases	1,586,178	1,551,551
Foreclosed assets	5,371	5,481
Premises and equipment, net	29,060	29,388
Goodwill	27,357	27,357
Other intangible assets, net	6,004	6,234
Company owned life insurance	47,590	47,108
Other assets	44,873	44,713
Total assets	$2,373,524	$2,340,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$642,363	$635,434
Interest bearing	1,394,267	1,352,952
Total deposits	2,036,630	1,988,386
Repurchase agreements	12,529	8,150
Federal funds purchased	300	—
Short-term borrowings	5,800	21,900
Subordinated debentures, net	34,633	34,588
Other liabilities	28,312	31,332
Total liabilities	2,118,204	2,084,356

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,246,780 and 15,223,360 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	111,599	111,138
Additional paid-in capital	2,929	2,937
Retained earnings	148,469	144,197
Accumulated other comprehensive loss, net	(7,677)	(2,330)
Total shareholders' equity	255,320	255,942
Total liabilities and shareholder's equity	$2,373,524	$2,340,298

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three months ended March 31,
Interest and dividend income	2018	2017
Loans and leases, including fees	$20,004	$14,970
Taxable securities	2,338	2,008
Tax-exempt securities	1,016	805
Federal funds sold and other	118	119
Total interest income	23,476	17,902
Interest expense
Deposits	1,318	689
Short-term borrowings	13	10
Subordinated debentures	385	320
Total interest expense	1,716	1,019
Net interest income	21,760	16,883
Provision for loan losses	200	—
Net interest income after provision for loan losses	21,560	16,883
Non-interest income
Service charges on deposits	2,946	2,571
Net gains on sale of securities available-for-sale	—	8
Other income	2,187	2,554
Total non-interest income	5,133	5,133
Other operating expense
Salaries and employee benefits	9,183	7,885
Occupancy and equipment	2,348	2,320
Other	6,356	5,496
Total other operating expense	17,887	15,701
Income before taxes	8,806	6,315
Provision for income taxes	2,096	1,764
Net income	$6,710	$4,551

PER SHARE DATA
Book value	$16.75	$15.21
Cash dividends	$0.16	$0.14
Earnings per share basic	$0.44	$0.33
Earnings per share diluted	$0.44	$0.32
Average shares outstanding, basic	15,232,696	13,801,635
Average shares outstanding, diluted	15,412,168	14,009,496

Total shareholder equity (in thousands)	$255,320	$210,417
Shares outstanding	15,246,780	13,829,649
Dividends paid (in thousands)	$2,437	$1,931

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three months ended March 31,
	2018	2017
Net income	$6,710	$4,551
Other comprehensive income, before tax:
Unrealized (losses) gains on securities:
Unrealized holding (loss) gain arising during period	(7,592)	1,410
Less: reclassification adjustment for gains included in net income (1)	—	(8)
Other comprehensive (loss) income, before tax	(7,592)	1,402
Income tax expense related to items of other comprehensive income (loss), net of tax	2,245	(590)
Other comprehensive (loss) income	(5,347)	812

Comprehensive income	$1,363	$5,363

(1)

Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue.  Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2018 and 2017 was $0 thousand and $3 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$6,710	$4,551
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	—	(8)
Loss on disposal of fixed assets	—	3
Gain on sale on foreclosed assets	—	(13)
Writedowns on foreclosed assets	110	98
Share-based compensation expense	76	423
Provision for loan losses	200	—
Depreciation and amortization	785	719
Net amortization on securities premiums and discounts	1,423	1,758
Accretion of discounts for loans acquired	(356)	(298)
Increase in cash surrender value of life insurance policies	(204)	(452)
Amortization of core deposit intangible	230	107
Decrease in interest receivable and other assets	2,633	226
(Decrease) increase in other liabilities	(3,020)	982
Deferred income tax benefit	(953)	(111)
Net amortization of partnership investment	405	—
Net cash provided by operating activities	8,039	7,985

Cash flows from investing activities:
Proceeds from sales/calls of securities available for sale	200	12,905
Purchases of securities available for sale	(36,750)	(59,511)
Principal pay downs on securities available for sale	22,282	25,086
Loan originations and payments, net	(34,471)	26,817
Purchases of premises and equipment, net	(412)	(803)
Proceeds from sales of foreclosed assets	—	29
Purchase of company owned life insurance	(278)	(221)
Net cash from bank acquisition	(6)	—
Net cash (used in) provided by investing activities	(49,435)	4,302

Cash flows from financing activities:
Increase in deposits	48,244	24,950
Decrease in borrowed funds	(16,100)	(65,000)
Increase in Fed funds purchased	300	—
Increase in repurchase agreements	4,379	1,337
Cash dividends paid	(2,437)	(1,931)
Stock options exercised	382	683
Net cash provided by (used in) financing activities	34,768	(39,961)

Decrease in cash and due from banks	(6,628)	(27,674)

Cash and cash equivalents
Beginning of period	70,137	120,442
End of period	$63,509	$92,768

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws.  The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  As of March 31, 2018, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”).  Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements.  References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a full range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities.  The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital.  Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions:  Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017.  We plan to open a new branch on Palm Avenue in Fresno in mid-2018, and have an agreement with Community Bank of Santa Maria to acquire its branch located in Lompoc, California in the second quarter of 2018.  Lompoc branch deposits totaled almost $40 million at March 31, 2018, consisting largely of non-maturity deposits.  As of the filing date of this report the Bank operates 39 full service branches and an online branch, and maintains ATMs at all branch locations and seven non-branch locations.  Details on our most recent acquisitions and planned branch purchase are provided in Note 13 to the financial statements, Recent Developments.  In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit.  We were close to $2.4 billion in total assets as of March 31, 2018, and for the past several years have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley.  The Bank’s deposit accounts, which totaled over $2.0 billion at March 31, 2018, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods.  Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q.  In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year.  Certain amounts reported for 2017 have been reclassified to be consistent with the reporting for 2018.  The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In May 2014 the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets.  The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The guidance does not apply to revenue associated with financial instruments such as loans and investments, which is accounted for under other provisions of GAAP.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, and the Company thus adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach.  The Company’s primary source of revenue is derived from income on financial instruments, which is not impacted by the guidance in ASU 2014-09.  Furthermore, the Company has evaluated the nature of its non-interest income and determined that for income associated with customer contracts, transaction prices are typically fixed and performance obligations are satisfied as services are rendered.  Therefore, there is little or no judgment involved in the timing of revenue recognition under contracts within the scope of ASU 2014-09, and there was no impact on our financial statements upon the adoption of ASU 2014-09.

In January 2016 the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance primarily affects the accounting for equity securities with readily determinable fair values, by requiring that the changes in fair value for such securities will be reflected in earnings rather than in other comprehensive income.  The accounting for other financial instruments such as loans, debt securities, and financial liabilities is largely unchanged.  ASU 2016-01 also changes the presentation and disclosure requirements for financial instruments, including a requirement that public business entities use exit pricing when estimating fair values for financial instruments measured at amortized cost for disclosure purposes.  ASU 2016-01 is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted ASU 2016-01 on January 1, 2018.  We had no equity positions with readily determinable market values at any point in the first quarter of 2018, thus that aspect of the guidance did not impact our financial statements, but our fair value disclosures for financial instruments were adjusted to reflect exit pricing where such was not already incorporated.

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

In March 2016 the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative.  ASU 2016-09 became effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  Accordingly, the Company adopted ASU 2016-09 effective January 1, 2017.  Prior guidance dictated that as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) were to be recorded in equity, and tax deficiencies (“shortfalls”) were to be recorded in equity to the extent of previous windfalls and then to the income statement.  ASU 2016-09 reduced some of the administrative complexities by eliminating the need to track a windfall “pool,” but as we have already experienced it also increases the volatility of income tax expense.  ASU 2016-09 also removed the requirement to delay recognition of a windfall tax benefit until such time as it reduces current taxes payable.  Under the new guidance, the benefit is recorded when it arises, subject to normal valuation allowance considerations.  This change was applied by us on a modified retrospective basis, as required, with a cumulative-effect adjustment to opening retained earnings.  Furthermore, all tax-related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities.  However, cash paid by an employer when directly withholding shares for tax withholding purposes is classified as a financing activity.  Under the new guidance, entities were permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards.  Forfeitures can be estimated in advance, as required previously, or recognized as they occur.  Estimates are still required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination.  If elected, the change to recognize forfeitures when they occur would have been adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.  We did not elect to recognize forfeitures as they occur, and continue to estimate potential forfeitures in advance.

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost.  This is commonly referred to as the current expected credit losses (“CECL”) methodology.  Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards.  When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense.  Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment.  ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses.  ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value.  As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019.  On the effective date, institutions will apply the new accounting standard as follows:  for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis.  The Company is well under way with transition efforts.  We have established an implementation team, which is comprised of the Company’s executive officers and certain other members of our credit administration and finance departments and chaired by our Chief Credit Officer.  Furthermore, after extensive discussion and due diligence, we engaged an external vendor to assist in our calculation of potential required reserves utilizing the CECL methodology and to help validate our current reserving methodology.  A preliminary evaluation indicates that the provisions of ASU 2016-13 will likely have a material impact on our consolidated financial statements, particularly the level of our allowance for credit losses and shareholders’ equity.  While the potential extent of that impact has not yet been definitively determined, initial estimates indicate that our allowance for loan and lease losses could increase by 100% or more relative to current levels if utilizing a discounted cash flow methodology with forecasting.

In January 2017 the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  Currently, Topic 805 specifies three elements of a business – inputs, processes, and outputs.  While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes.  This led many transactions to be accounted for as business combinations rather than asset purchases under legacy GAAP.  The primary goal of ASU 2017-01 is to narrow the definition of a business, and the guidance in this update provides a screen to determine when a set is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This screen reduces the number of transactions that need to be further evaluated.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and we implemented ASU 2017-01 on a prospective basis effective January 1, 2018.  We expect that this update may impact the way we account for certain branch purchases going forward.

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

In March 2017 the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  The amendments in this update will shorten the amortization period for certain callable debt securities held at a premium, by requiring the premium to be amortized to the earliest call date.  Under current guidance, the premium on a callable debt security is generally amortized as an adjustment to yield over the contractual life of the instrument, and any unamortized premium is recorded as a loss in earnings upon the debtor’s exercise of a call provision.  Under ASU 2017-08, because the premium will be amortized to the earliest call date, entities will no longer recognize a loss in earnings if a debt security is called prior to the contractual maturity date.  The amendments do not require an accounting change for securities held at a discount; discounts will continue to be amortized as an adjustment to yield over the contractual life of the debt instrument.  ASU 2017-08 is effective for public business entities, including the Company, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  To apply ASU 2017-08, entities must use a modified retrospective approach, with the cumulative-effect adjustment recognized to retained earnings at the beginning of the period of adoption.  Entities are also required to provide disclosures about a change in accounting principle in the period of adoption.  The Company has evaluated the potential impact of this guidance, and does not expect the adoption of ASU 2017-08 to have a material impact on our financial statements or operations.

In May 2017 the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718):  Scope of Modification Accounting.  This update was issued to provide clarity, reduce diversity in practice, and lower cost and complexity when applying the guidance in Topic 718.  Under the updated guidance, an entity will be expected to account for the effects of an equity award modification unless all the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.  The current disclosure requirements in Topic 718 continue to apply.  ASU 2017-09 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted this guidance effective January 1, 2018, but since we have not modified equity awards in the past and do not expect to do so in the future, there was no impact on our financial statements or operations from the adoption of ASU 2017-09.

In February 2018 the FASB issued ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (Tax Act), which was enacted on December 22, 2017.  The Tax Act included a reduction to the Federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.  The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We have adopted the guidance during the first quarter of 2018, retrospectively to December 31, 2017.  The change in accounting principle was accounted for as a cumulative-effect adjustment to our balance sheet resulting in a $413 thousand increase to retained earnings and a corresponding decrease to AOCI on December 31, 2017.

In February 2018 the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This new guidance relates to ASU 2016-01, which provides for a measurement alternative for certain equity investments that do not have readily determinable fair values.  ASU 2018-03 allows a company to change its measurement approach for such equity investments to the “fair value through current earnings” method.  However, once a company makes this election for a particular investment it must apply the “fair value through current earnings” model to all identical investments and/or similar investments from the same issuer.  Furthermore, a company cannot elect the measurement alternative for future purchases of identical or similar investments of the same issuer.  The new guidance also clarifies the following:  when applying the measurement alternative to equity investments that do not have a readily determinable fair value, in the event there is an observable price/transaction for a similar instrument from the same issuer, the objective is to re-measure the equity investment to its fair value as of the date of the observable price/transaction; for forward and option contracts measured under the alternative, when there is an observable price/transaction or impairment of the underlying equity instrument the contract should be re-measured to its fair value; and, the presentation guidance requiring the portion of the total change in fair value that results from changes in instrument-specific credit risk to be reported in accumulated other comprehensive income applies when the fair value option is elected under either ASC 825, Financial Instruments, or ASC 815, Derivatives and Hedging.  The amendments also clarify the interaction between the instrument-specific credit risk guidance in ASC 825 and the foreign currency guidance in ASC 830.  The transition provisions of ASU 2016-01 generally require a modified retrospective approach, but they specify prospective transition for equity investments without a readily determinable fair value.  The new guidance amends the transition provisions such that only equity investments without a readily determinable fair value for which a company elects the measurement alternative will be subject to prospective transition guidance.  The new guidance is not required to be adopted concurrent with ASU 2016-01 on January 1, 2018, but given that it amends the transition guidance in ASU 2016-1 concurrent adoption is permitted.  The new guidance must be adopted no later than the third quarter of 2018 (an interim period).  The Company elected to adopt ASU 2018-03 effective January 1, 2018, which did not impact our financial statements because we did not change our measurement approach for equity instruments that do not have readily determinable fair values.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2018 and 2017, cash paid for interest due on interest-bearing liabilities was $1.874 million and $1.070 million, respectively.  There was no cash paid for income taxes during the three months ended March 31, 2018 or 2017.       There were no assets acquired in settlement of loans for the three months ended March 31, 2018, relative to $94,000 during the three months ended March 31, 2017.  We received no cash from the sale of foreclosed assets during the first three months of 2018 relative to $29,000 during the first three months of 2017, which represents sales proceeds less loans (if any) extended to finance such sales.

Note 5 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders.  The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017.  Options to purchase 424,300 shares that were granted under the 2007 Plan were still outstanding as of March 31, 2018, and remain unaffected by that plan’s expiration.  The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of March 31, 2018 was 766,000.  The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option granted is reflected in our income statement as employee compensation or directors’ expense by expensing its fair value as of the grant date in the case of immediately vested options, or by amortizing its grant date fair value over the vesting period for options with graded vesting.  The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense.  Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized.  A pre-tax charge of $76,000 was reflected in the Company’s income statement during the first quarter of 2018 and $423,000 was charged during the first quarter of 2017, as expense related to stock options.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period.  There were 15,232,696 weighted average shares outstanding during the first quarter of 2018, and 13,801,635 during the first quarter of 2017.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options.  For the first quarter of 2018, calculations under the treasury stock method resulted in the equivalent of 179,472 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 169,000 stock options were excluded from the calculation because they were underwater and thus anti-dilutive.  For the first quarter of 2017 the equivalent of 207,861 shares were added in calculating diluted earnings per share, while 90,000 anti-dilutive stock options were not factored into the computation.

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

	March 31, 2018	December 31, 2017
Commitments to extend credit	$686,472	$691,712
Standby letters of credit	$9,992	$9,168

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

At March 31, 2018, the Company was also utilizing a letter of credit in the amount of $86 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans which are pledged to the FHLB by the Company.

Note 9 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require public business entities to disclose in their financial statement footnotes the estimated fair values of financial instruments.  In addition to disclosure requirements, FASB’s standard on investments requires that our debt securities which are classified as available for sale and any equity securities that have readily determinable fair values be measured and reported at fair value in our statement of financial position.  Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value.  Deposits include demand deposits, which are by definition equal to the amount payable on demand at the reporting date.  FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but we have not elected the fair value option for any of those financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  As discussed in Note 3 to the Consolidated Financial Statements, we adopted ASU 2016-01 for the first quarter of 2018, thus fair value calculations for loans and leases at March 31, 2018 reflect exit pricing, and incorporate our assumptions with regard to the impact of prepayments on future cash flows and credit quality adjustments based on risk characteristics of various financial instruments, among other things.  This is not entirely comparable with fair values disclosed as of December 31, 2017, which were estimated primarily by discounting estimated cash flows at current market interest rates (entry pricing).  The estimates at both dates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision.  Changes in assumptions could significantly alter the fair values presented.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)
	March 31, 2018
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$63,509	$63,507	$—	$—	$63,507
Investment securities available for sale	563,582	—	563,582	—	563,582
Loans and leases, net held for investment	1,585,880	—	1,559,992	—	1,559,992
Collateral dependent impaired loans	298	—	298	—	298
Cash surrender value of life insurance policies	47,590	—	47,590	—	47,590

Financial liabilities:
Deposits	2,036,630	642,363	1,393,754	—	2,036,117
Subordinated debentures	34,633	—	24,377	—	24,377

	December 31, 2017
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$70,137	$70,141	$—	$—	$70,141
Investment securities available for sale	558,329	—	558,329	—	558,329
Loans and leases, net held for investment	1,551,174	—	1,563,765	—	1,563,765
Collateral dependent impaired loans	377	—	377	—	377
Cash surrender value of life insurance policies	47,108	—	47,108	—	47,108

Financial liabilities:
Deposits	1,988,386	635,434	1,352,740	—	1,988,174
Subordinated debentures	34,588	—	24,216	—	24,216

For financial asset categories that were carried on our balance sheet at fair value as of March 31, 2018 and December 31, 2017, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
US Government agencies	$—	$19,725	$—	$19,725	$—
Mortgage-backed securities	—	401,984	—	401,984	—
State and political subdivisions	—	141,873	—	141,873	—

Total available-for-sale securities	$—	$563,582	$—	$563,582	$—

	Fair Value Measurements at December 31, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
US Government agencies	$—	$21,326	$—	$21,326	$—
Mortgage-backed securities	—	393,802	—	393,802	—
State and political subdivisions	—	143,201	—	143,201	—

Total available-for-sale securities	$—	$558,329	$—	$558,329	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	5	—	5
Equity lines	—	111	—	111
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	116	—	116
Agriculture	—	—	—	—
Commercial and industrial	—	112	—	112
Consumer loans	—	70	—	70
Total impaired loans	$—	$298	$—	$298
Foreclosed assets	$—	$5,371	$—	$5,371
Total assets measured on a nonrecurring basis	$—	$5,669	$—	$5,669

	Fair Value Measurements at December 31, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	252	—	252
Equity lines	—	70	—	70
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	322	—	322
Agriculture	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	55	—	55
Total impaired loans	$—	$377	$—	$377
Foreclosed assets	$—	$5,481	$—	$5,481
Total assets measured on a nonrecurring basis	$—	$5,858	$—	$5,858

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

The amortized cost and estimated fair value of investment securities available-for-sale are as follows:

Amortized Cost And Estimated Fair Value
(dollars in thousands, unaudited)
	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government agencies	$20,173	$15	$(463)	$19,725
Mortgage-backed securities	412,457	536	(11,009)	401,984
State and political subdivisions	141,851	1,287	(1,265)	141,873
Total securities	$574,481	$1,838	$(12,737)	$563,582

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government agencies	$21,524	$70	$(268)	$21,326
Mortgage-backed securities	399,203	816	(6,217)	393,802
State and political subdivisions	140,909	2,673	(381)	143,201
Total securities	$561,636	$3,559	$(6,866)	$558,329

At March 31, 2018 and December 31, 2017, the Company had 543 securities and 396 securities, respectively, with gross unrealized losses.  Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary.  Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)
	March 31, 2018
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
US Government agencies	$(120)	$8,653	$(343)	$8,935
Mortgage-backed securities	(4,854)	210,808	(6,155)	163,928
State and political subdivisions	(734)	53,770	(531)	11,536
Total	$(5,708)	$273,231	$(7,029)	$184,399

	December 31, 2017
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
US Government agencies	$(79)	$8,154	$(189)	$7,100
Mortgage-backed securities	(2,420)	188,885	(3,797)	158,344
State and political subdivisions	(89)	16,218	(292)	11,562
Total	$(2,588)	$213,257	$(4,278)	$177,006

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)
(dollars in thousands, unaudited)
	Three months ended March 31,
	2018	2017
Proceeds from sales, calls and maturities of securities available for sale	$200	$12,905
Gross gains on sales, calls and maturities of securities available for sale	$—	$43
Gross losses on sales, calls and maturities of securities available for sale	—	(35)
Net gains on sale of securities available for sale	$—	$8

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2018 and December 31, 2017 are shown below, grouped by the remaining time to contractual maturity dates.  The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)
	March 31, 2018
	Amortized Cost	Fair Value
Maturing within one year	$9,906	$9,978
Maturing after one year through five years	223,672	219,895
Maturing after five years through ten years	50,882	50,715
Maturing after ten years	76,382	75,645

Securities not due at a single maturity date:
US Government agencies collateralized by mortgage obligations	213,639	207,349
	$574,481	$563,582

	December 31, 2017
	Amortized Cost	Fair Value
Maturing within one year	$8,991	$9,085
Maturing after one year through five years	235,714	234,381
Maturing after five years through ten years	45,075	45,645
Maturing after ten years	76,471	77,423

Securities not due at a single maturity date:
US Government agencies collateralized by mortgage obligations	195,385	191,795
	$561,636	$558,329

At March 31, 2018, the Company’s investment portfolio included 338 “muni” bonds issued by government municipalities and agencies located within 31 different states, with an aggregate fair value of $142 million.  The largest exposure to any single municipality or agency was a combined $2.540 million (fair value) in general obligation bonds issued by the Lindsay (CA) Unified School District.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location
(dollars in thousands, unaudited)
	March 31, 2018		December 31, 2017
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$33,950	$33,645	$32,824	$33,184
California	27,220	27,618	27,205	28,027
Washington	13,250	13,212	13,282	13,524
Ohio	9,890	9,834	9,917	9,978
Illinois	9,216	9,205	8,822	8,925
Other (22 states)	25,576	25,618	24,591	24,971
Total General Obligation Bonds	119,102	119,132	116,641	118,609

Revenue bonds
State of issuance
Texas	6,614	6,622	7,088	7,172
Utah	5,389	5,366	5,397	5,454
Indiana	2,051	2,046	2,664	2,721
Washington	1,761	1,774	1,764	1,811
Virginia	1,608	1,576	1,613	1,626
Other (11 states)	5,326	5,357	5,742	5,808
Total Revenue Bonds	22,749	22,741	24,268	24,592
Total Obligations of States and Political Subdivisions	$141,851	$141,873	$140,909	$143,201

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

Revenue Bonds by Type
(dollars in thousands, unaudited)
	March 31, 2018		December 31, 2017
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$6,412	$6,397	$5,160	$5,230
Sales Tax	2,950	2,917	4,375	4,417
College & University	2,351	2,382	3,649	3,715
Lease	2,313	2,326	3,657	3,706
Local or GTD Housing	1,523	1,492	2,076	2,116
Other (13 sources)	7,200	7,227	5,351	5,408
Total Revenue Bonds	$22,749	$22,741	$24,268	$24,592

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

The Company made investment commitments to nine different LIHTC fund limited partnerships from 2001 through 2017, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act.  We utilize the cost method of accounting for our LIHTC fund investments, under which we initially record on our balance sheet an asset that represents the total cash expected to be invested over the life of the partnership.  Any commitments or contingent commitments for future investment are reflected as a liability.  The income statement reflects tax credits and any other tax benefits from these investments “below the line” within our income tax provision, while the initial book value of the investment is amortized on a straight-line basis as an offset to non-interest income, over the time period in which the tax credits and tax benefits are expected to be received.

As of March 31, 2018 our total LIHTC investment book balance was $8.0 million, which includes $3.2 million in remaining commitments for additional capital contributions.  There were $160,000 in tax credits derived from our LIHTC investments that were recognized during the three months ended March 31, 2018, and amortization expense of $405,000 associated with those investments was netted against pre-tax non-interest income for the same time period.  Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	March 31, 2018
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$81,580	$—	$—	$—	$81,580
Other construction/land	76,533	253	—	507	77,293
1-4 family - closed end	220,192	1,531	1,220	3,982	226,925
Equity lines	53,292	2,468	351	4,538	60,649
Multi-family residential	42,184	—	—	385	42,569
Commercial real estate - owner occupied	252,844	4,909	2,605	903	261,261
Commercial real estate - non-owner occupied	388,716	2,823	3,879	1,539	396,957
Farmland	141,927	464	505	33	142,929
Total real estate	1,257,268	12,448	8,560	11,887	1,290,163

Agricultural	53,644	626	—	—	54,270
Commercial and industrial	117,026	10,274	967	1,504	129,771
Mortgage warehouse	108,573	—	—	—	108,573
Consumer loans	8,192	292	36	919	9,439
Total gross loans and leases	$1,544,703	$23,640	$9,563	$14,310	$1,592,216

	December 31, 2017
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$74,256	$—	$—	$—	$74,256
Other construction/land	57,421	807	—	551	58,779
1-4 family - closed end	197,309	1,534	1,204	4,719	204,766
Equity lines	53,825	3,620	521	4,624	62,590
Multi-family residential	42,539	—	—	391	42,930
Commercial real estate - owner occupied	255,228	4,586	2,715	918	263,447
Commercial real estate - non-owner occupied	369,801	4,923	3,132	1,576	379,432
Farmland	138,732	984	507	293	140,516
Total real estate	1,189,111	16,454	8,079	13,072	1,226,716

Agricultural	46,182	614	—	—	46,796
Commercial and industrial	108,609	24,008	981	2,064	135,662
Mortgage warehouse	138,020	—	—	—	138,020
Consumer loans	9,067	210	72	1,277	10,626
Total gross loans and leases	$1,490,989	$41,286	$9,132	$16,413	$1,557,820

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets.  The Company’s foreclosed assets can include mobile homes and/or OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale.  Foreclosed assets totaled $5.371 million at March 31, 2018, and $5.481 million at December 31, 2017.  Nonperforming loans and leases result when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest.  At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection.  An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$81,580	$81,580	$—
Other construction/land	317	—	—	317	76,976	77,293	71
1-4 family - closed end	39	319	601	959	225,966	226,925	910
Equity lines	831	55	208	1,094	59,555	60,649	646
Multi-family residential	—	—	—	—	42,569	42,569	—
Commercial real estate - owner occupied	188	110	—	298	260,963	261,261	227
Commercial real estate - non-owner occupied	—	—	—	—	396,957	396,957	105
Farmland	18	—	—	18	142,911	142,929	33
Total real estate	1,393	484	809	2,686	1,287,477	1,290,163	1,992

Agricultural	—	—	—	—	54,270	54,270	—
Commercial and industrial	2,240	92	859	3,191	126,580	129,771	963
Mortgage warehouse lines	—	—	—	—	108,573	108,573	—
Consumer	151	56	37	244	9,195	9,439	134
Total gross loans and leases	$3,784	$632	$1,705	$6,121	$1,586,095	$1,592,216	$3,089

(1)	As of March 31, 2018 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$74,256	$74,256	$—
Other construction/land	20	—	—	20	58,759	58,779	77
1-4 family - closed end	125	—	895	1,020	203,746	204,766	871
Equity lines	466	—	203	669	61,921	62,590	922
Multi-family residential	—	—	—	—	42,930	42,930	—
Commercial real estate - owner occupied	1,270	—	—	1,270	262,177	263,447	236
Commercial real estate - non-owner occupied	—	—	—	—	379,432	379,432	123
Farmland	—	—	—	—	140,516	140,516	293
Total real estate	1,881	—	1,098	2,979	1,223,737	1,226,716	2,522

Agricultural	—	—	—	—	46,796	46,796	—
Commercial and industrial	730	496	1,172	2,398	133,264	135,662	1,301
Mortgage warehouse lines	—	—	—	—	138,020	138,020	—
Consumer	157	64	46	267	10,359	10,626	140
Total gross loans and leases	$2,768	$560	$2,316	$5,644	$1,552,176	$1,557,820	$3,963

(1)	As of December 31, 2017 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession.  At March 31, 2018, the Company had a total of $12.1 million in TDRs, including $895,000 in TDRs that were on non-accrual status.  Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms.  However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification.  Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status.  Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease.  The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

Three months ended March 31, 2018
	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real Estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—
Equity lines	68	—	—	68
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans	68	—	—	68
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total	$68	$—	$—	$68

	Three months ended March 31, 2017
	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real Estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	47	47
Equity lines	281	—	—	281
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans	281	—	47	328
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total	$281	$—	$47	$328

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended March 31, 2018

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real Estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	1	68	68	—	2
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		68	68	—	2

Commercial and industrial	0	—	—	—	—
Consumer loans	0	—	—	—	—
Total		$68	$68	$—	$2

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended March 31, 2017

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real Estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	1	47	47	2	2
Equity lines	2	281	281	4	14
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		328	328	6	16

Commercial and industrial	0	—	—	—	—
Consumer loans	0	—	—	—	—
Total		$328	$328	$6	$16

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three-month periods ended March 31, 2018 and 2017.

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

Our acquisitions of Santa Clara Valley Bank in 2014, Coast Bancorp in 2016, and OCB Bancorp in 2017 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	March 31, 2018
	Unpaid Principal Balance	Carrying Value
Real estate secured	$147	$12
Commercial and industrial	—	—
Total purchased credit impaired loans	$147	$12

	December 31, 2017
	Unpaid Principal Balance	Carrying Value
Real estate secured	$148	$17
Commercial and industrial	—	—
Total purchased credit impaired loans	$148	$17

An allowance for loan losses totaling $135,000 was allocated for PCI loans as of March 31, 2018, as compared to $131,000 at December 31, 2017.  There was no discount accretion recorded on PCI loans during the three months ended March 31, 2018.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated.  Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such.  Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $911,000 at March 31, 2018 and $957,000 at December 31, 2017.

Impaired Loans
(dollars in thousands, unaudited)
	March 31, 2018
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
Other construction/land	$636	$480	$27	$725	$9
1-4 family - closed-end	3,056	3,056	68	3,148	43
Equity lines	4,325	4,240	483	4,457	47
Multi-family residential	385	385	28	399	5
Commercial real estate- owner occupied	911	791	169	885	13
Commercial real estate- non-owner occupied	1,686	1,539	3	1,839	27
Total real estate	10,999	10,491	778	11,453	144
Agriculture	—	—	—	—	—
Commercial and industrial	1,677	1,482	958	1,971	11
Consumer loans	941	894	158	1,089	17
Subtotal	13,617	12,867	1,894	14,513	172
With no related allowance recorded
Real Estate:
Other construction/land	27	27	—	32	—
1-4 family - closed-end	984	926	—	1,025	1
Equity lines	397	298	—	408	—
Commercial real estate- owner occupied	112	112	—	150	—
Commercial real estate- non-owner occupied	9	—	—	17	—
Farmland	33	33	—	48	—
Total real estate	1,562	1,396	—	1,680	1
Agriculture	—	—	—	—	—
Commercial and industrial	22	22	—	34	—
Consumer loans	130	25	—	196	—
Subtotal	1,714	1,443	—	1,910	1
Total	$15,331	$14,310	$1,894	$16,423	$173

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans
(dollars in thousands, unaudited)
	December 31, 2017
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
Other construction/land	$678	$523	$30	$768	$44
1-4 family - closed-end	4,061	4,054	109	4,042	226
Equity lines	4,546	4,446	405	4,711	154
Multi-family residential	390	391	29	410	24
Commercial real estate- owner occupied	926	801	151	948	44
Commercial real estate- non-owner occupied	1,724	1,576	4	1,914	111
Total real estate	12,325	11,791	728	12,793	603
Agriculture	—	—	—	—	—
Commercial and industrial	917	917	188	1,576	83
Consumer loans	1,210	1,201	237	1,433	96
Subtotal	14,452	13,909	1,153	15,802	782
With no related allowance recorded
Real Estate:
Other construction/land	28	28	—	34	—
1-4 family - closed-end	885	665	—	746	2
Equity lines	206	178	—	208	—
Commercial real estate- owner occupied	117	117	—	157	—
Commercial real estate- non-owner occupied	10	—	—	25	—
Farmland	293	293	—	327	—
Total real estate	1,539	1,281	—	1,497	2
Agriculture	—	—	—	—	—
Commercial and industrial	1,158	1,147	—	1,433	—
Consumer loans	230	76	—	317	—
Subtotal	2,927	2,504	—	3,247	2
Total	$17,379	$16,413	$1,153	$19,049	$784

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral.   If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage.  If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required.  At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available.  We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends.  Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required.  The specific loss allowance is adjusted, as necessary, once a new appraisal is received.  Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired.  Current appraisals were available or in process for 94% of the Company’s impaired real estate loan balances at March 31, 2018.  Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss.  All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable.  Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired.  Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics.  At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings.  While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience.  Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date.  Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values.  Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries.  Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.  The total general reserve established for probable incurred losses on unimpaired loans was $7.097 million at March 31, 2018.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended March 31, 2018, although minor adjustments were made to certain qualitative factor multipliers.  As we add new products and expand our geographic coverage, and as the regulatory and economic environments change, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces.  We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.  In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes.  Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	Three months ended March 31, 2018
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$4,786	$208	$2,772	$1,231	$46	$9,043
Charge-offs	(26)	—	(33)	(565)	—	(624)
Recoveries	64	—	29	279	—	372
Provision	12	18	137	57	(24)	200
Ending Balance	$4,836	$226	$2,905	$1,002	$22	$8,991

Reserves:
Specific	$778	$—	$958	$158	$—	$1,894
General	4,058	226	1,947	844	22	7,097
Ending Balance	$4,836	$226	$2,905	$1,002	$22	$8,991

Loans evaluated for impairment:
Individually	$11,887	$—	$1,504	$919	$—	$14,310
Collectively	1,278,276	54,270	236,840	8,520		1,577,906
Ending Balance	$1,290,163	$54,270	$238,344	$9,439	$—	$1,592,216

	Year ended December 31, 2017
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$3,548	$209	$4,279	$1,208	$457	$9,701
Charge-offs	(101)	(154)	(669)	(2,161)	—	(3,085)
Recoveries	2,235	5	310	1,017	—	3,567
Provision	(896)	148	(1,148)	1,167	(411)	(1,140)
Ending Balance	$4,786	$208	$2,772	$1,231	$46	$9,043

Reserves:
Specific	$728	$-	$188	$237	$—	$1,153
General	4,058	208	2,584	994	46	7,890
Ending Balance	$4,786	$208	$2,772	$1,231	$46	$9,043

Loans evaluated for impairment:
Individually	$13,072	$—	$2,064	$1,277	$—	$16,413
Collectively	1,213,644	46,796	271,618	9,349	—	1,541,407
Ending Balance	$1,226,716	$46,796	$273,682	$10,626	$—	$1,557,820

Note 13 – Recent Developments

On October 1, 2017, the Company acquired 100% of the outstanding common shares of Ojai Community Bancorp, parent company to Ojai Community Bank (collectively referred to herein as “Ojai”), in exchange for $809,000 in cash and 1,376,431 shares of Sierra Bancorp stock.  Immediately thereafter, Ojai Community Bank was merged into Bank of the Sierra.  At the time of the acquisition, the fair value of Ojai’s loans and deposits totaled $218 million and $231 million, respectively.  In accordance with GAAP, the Company also recorded $18.5 million of goodwill and $3.5 million of core deposit intangibles in connection with the transaction.  The core deposit intangible is being amortized on a straight line basis over eight years.  The conversion of Ojai’s core banking system to Bank of the Sierra’s core system took place on November 3, 2017.

Furthermore, on November 3, 2017 the Company acquired the Woodlake branch of Citizen’s Business Bank.  Woodlake branch deposits totaled approximately $27 million at the acquisition date, consisting largely of non-maturity deposits.  The acquisition also included the purchase of the Woodlake branch building, the real property on which the building is located, and certain other equipment and fixed assets at their aggregate fair value of $500,000.  In accordance with GAAP, the Company recorded $625,000 of goodwill and $486,000 of core deposit intangibles in conjunction with the transaction.  The core deposit intangible is being amortized on a straight line basis over eight years.

On January 23, 2018, the Bank announced that it has entered into an agreement with Community Bank of Santa Maria to acquire its branch located in Lompoc, California (Santa Barbara County).  The transaction is expected to close in May of 2018, subject to customary closing conditions.  Subsequent to the acquisition, the Lompoc branch will operate as a full-service branch of Bank of the Sierra.  Lompoc branch deposits totaled $40 million at March 31 2018, consisting largely of non-maturity deposits.  The acquisition agreement also contemplates that Bank of the Sierra will purchase the Lompoc branch building, the real property on which the building is located, and certain other equipment and fixed assets at their aggregate fair value of $1.7 million.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance.  They include, but are not limited to, the risk of unfavorable economic conditions in the Company’s market areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of acquisitions or branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.  Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

First Quarter 2018 compared to First Quarter 2017

Net income for the quarter ended March 31, 2018 was $6.710 million, representing an increase of $2.159 million, or 47%, relative to net income of $4.551 million for the quarter ended March 31, 2017.  Basic and diluted earnings per share for the first quarter of 2018 were both $0.44, compared to $0.33 basic earnings per share and $0.32 diluted earnings per share for the first quarter of 2017.  The Company’s annualized return on average equity was 10.61% and annualized return on average assets was 1.16% for the quarter ended March 31, 2018, compared to 8.85% and 0.94%, respectively, for the quarter ended March 31, 2017.  The primary drivers behind the variance in first quarter net income are as follows:

•

Net interest income increased by $4.877 million, or 29%, due to growth in average interest-earning assets totaling $327 million, or 18%, and an increase of 30 basis points in our net interest margin for the comparative quarters.  Organic growth was a factor in the increase in average earning assets, but the comparative results were also materially affected by our acquisition of Ojai Community Bank in the fourth quarter of 2017.  Our net interest margin improvement resulted in part from strong growth in loans relative to lower-yielding investment balances, as well as the benefit provided by our asset-sensitive interest rate risk position in a rising interest rate environment.

•	We recorded a $200,000 loan loss provision in the first quarter of 2018 relative to no provision in the first quarter of 2017.
•

Total non-interest income was the same in the first quarter of 2018 as in the first quarter of 2017, since an increase in core service charges on deposits was offset by lower income on bank-owned life insurance and a drop in other non-interest income.

•

Total non-interest expense increased by $2.186 million, or 14%, due primarily to ongoing operating costs associated with our recent acquisitions, as well as costs for de novo branch offices that commenced operations in 2017.  We also recorded $286,000 in nonrecurring acquisition costs in the first quarter of 2018.

•

While pre-tax income increased by 39%, net income reflects a higher percentage increase due to a lower corporate income tax rate in 2018.  The Company’s provision for income taxes declined to 24% of pre-tax income in the first quarter of 2018 from 28% in the first quarter of 2017.

Financial Condition Summary

March 31, 2018 relative to December 31, 2017

The Company’s assets totaled $2.374 billion at March 31, 2018, relative to $2.340 billion at December 31, 2017.  Total liabilities were $2.118 billion at March 31, 2018 compared to $2.084 billion at the end of 2017, and shareholders’ equity totaled $255 million at March 31, 2018 compared to $256 million at December 31, 2017.  The following provides a summary of key balance sheet changes during the first three months of 2018:

•	Gross loans increased by $34 million, or 2%, due to strong growth in real estate loans and agricultural loans that was partially offset by a drop of $29 million, or 21%, in mortgage warehouse loans.
•

Total nonperforming assets, namely non-accrual loans and foreclosed assets, were reduced by 984,000, or 10%.  The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 0.53% at March 31, 2018, compared to 0.60% at December 31, 2017.

•	Deposits were up $48 million, or 2%, for the first three months of 2018, ending the period at $2.037 billion due in part to seasonal growth in balances.
•

Junior subordinated debentures increased slightly from accretion of the discount on trust-preferred securities gained in the Coast acquisition, but other borrowings were reduced by $11 million, or 38%, as facilitated by deposit growth.

•

Total capital of $255 million at March 31, 2018 reflects a slight decline relative to year-end 2017, due to an increase in our accumulated other comprehensive loss which was partially offset by capital from stock options exercised and the addition of income, net of dividends paid.  Our consolidated total risk-based capital ratio was 15.32% at both March 31, 2018 and December 31, 2017, and our regulatory capital ratios remain strong relative to peer banks.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $4.877 million, or 29%, for the first quarter of 2018 relative to the first quarter of 2017.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Average Balances and Rates
(dollars in thousands, unaudited)
	For the three months ended			For the three months ended
	Ended March 31, 2018			Ended March 31, 2017
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$30,476	$118	1.55%	$56,658	$114	0.80%
Taxable	425,075	2,338	2.20%	424,763	2,008	1.89%
Non-taxable	141,579	1,016	3.63%	116,049	805	4.27%
Equity	—	—	—	1,605	5	1.25%
Total investments	597,130	3,472	2.51%	599,075	2,932	2.25%

Loans and Leases:(3)
Real estate	1,254,596	16,644	5.38%	927,531	11,608	5.08%
Agricultural	50,131	658	5.32%	47,508	556	4.75%
Commercial	127,316	1,379	4.39%	120,075	1,499	5.06%
Consumer	10,493	293	11.32%	12,095	347	11.64%
Mortgage warehouse lines	83,348	978	4.76%	90,030	917	4.13%
Other	3,013	52	7.00%	2,979	43	5.85%
Total loans and leases	1,528,897	20,004	5.31%	1,200,218	14,970	5.06%
Total interest earning assets (4)	2,126,027	23,476	4.53%	1,799,293	17,902	4.13%
Other earning assets	10,195			8,506
Non-earning assets	201,397			155,246
Total assets	$2,337,619			$1,963,045

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$116,829	$88	0.31%	$134,717	$101	0.30%
NOW	409,198	117	0.12%	368,612	102	0.11%
Savings accounts	293,716	76	0.10%	221,449	63	0.12%
Money market	164,824	42	0.10%	120,367	23	0.08%
CDAR's	—	—	—	128	—	—
Certificates of deposit, under $100,000	81,699	108	0.54%	74,704	58	0.31%
Certificates of deposit, $100,000 or more	294,019	887	1.22%	267,885	342	0.52%
Total interest bearing deposits	1,360,285	1,318	0.39%	1,187,862	689	0.24%
Borrowed Funds:
Federal funds purchased	10	—	—	3	—	—
Repurchase agreements	9,805	10	0.41%	8,157	8	0.40%
Short term borrowings	944	3	1.29%	1,648	2	0.49%
TRUPS	34,606	385	4.51%	34,428	320	3.77%
Total borrowed funds	45,365	398	3.56%	44,236	330	3.03%
Total interest bearing liabilities	1,405,650	1,716	0.50%	1,232,098	1,019	0.34%
Demand deposits - non-interest bearing	643,524			495,656
Other liabilities	31,936			26,817
Shareholders' equity	256,509			208,474
Total liabilities and shareholders' equity	$2,337,619			$1,963,045

Interest income/interest earning assets			4.53%			4.13%
Interest expense/interest earning assets			0.33%			0.23%
Net interest income and margin(5)		$21,760	4.20%		$16,883	3.90%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate for 2018 and a 35% rate for 2017.
(3)

Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $139 thousand and $13 thousand for the quarters ended March 31, 2018 and 2017.

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

Volume & Rate Variances
(dollars in thousands, unaudited)
	Three months ended March 31,
	2018 over 2017
	Increase (decrease) due to
Assets:	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$(53)	$57	$4
Taxable	1	329	330
Non-taxable	177	34	211
Equity	(5)	—	(5)
Total investments	120	420	540
Loans and Leases:
Real estate	4,093	943	5,036
Agricultural	31	71	102
Commercial	90	(210)	(120)
Consumer	(46)	(8)	(54)
Mortgage warehouse	(68)	129	61
Other	—	9	9
Total loans and leases	4,100	934	5,034
Total interest earning assets	$4,220	$1,354	$5,574
Liabilities
Interest Bearing Deposits:
Demand deposits	$(13)	—	$(13)
NOW	11	4	15
Savings accounts	21	(8)	13
Money market	8	11	19
Certificates of deposit, under $100,000	5	45	50
Certificates of deposit, $100,000 or more	33	512	545
Total interest bearing deposits	65	564	629
Borrowed Funds:
Repurchase agreements	2	—	2
Short term borrowings	(1)	2	1
TRUPS	2	63	65
Total borrowed funds	3	65	68
Total interest bearing liabilities	68	629	697
Net interest income	$4,152	$725	$4,877

The volume variance calculated for the first quarter of 2018 relative to the first quarter of 2017 was a favorable $4.152 million, due to an increase of $327 million, or 18%, in the average balance of interest-earning assets resulting from the impact of acquisitions and organic growth in loans and investments.  There was also a favorable rate variance of $725,000 for the comparative quarters.  Our weighted average yield on interest-earning assets was up by 40 basis points while the weighted average cost of interest-bearing liabilities increased by only 16 basis points.  Investment yields have been increasing due to the current rising rate environment, and in response to limited investment portfolio restructuring which took place in the latter part of 2017.  Loan yields have risen due to the impact of higher short-term interest rates on variable-rate loans, and a relatively large volume of new fixed-rate loans booked at higher interest rates.  Our weighted average cost of interest-bearing liabilities increased primarily because of higher rates paid on adjustable-rate trust-preferred securities (“TRUPS”), short-term borrowings and large time deposits.  Net interest income also benefited from our net interest position, or the difference between interest-earnings assets and interest-bearing liabilities, as the yield increase on earning assets was applied to a much higher balance than the rate change for interest-bearing liabilities.  Furthermore, there was a favorable shift within interest-earning assets, with the average balance of relatively higher-yielding loans increasing by 27% relative to no net growth in the average balance of lower-yielding investments.  The comparative results were also impacted by non-recurring interest items, which can include things such as interest recoveries on non-accrual loans, interest reversals for loans placed on non-accrual status, accelerated fee recognition for loan prepayments, and late fees.  We had net interest recoveries of $102,000 in the first quarter of 2018, relative to net interest recoveries of $136,000 in the first quarter of 2017.  Moreover, approximately six basis points of our first quarter 2018 and 2017 net interest margins can be attributed to discount accretion on loans from whole-bank acquisitions.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 4.20% in the first quarter of 2018, up 30 basis points relative to the first quarter of 2017 primarily as the result of higher loan and investment yields.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses.  We recorded a $200,000 provision for loan losses in the first quarter of 2018, which was primarily used to enhance specific reserves on impaired loans.  There was no provision in the first quarter of 2017.  Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, and the Company recorded $252,000 in net loan balances charged off in the first quarter of 2018 relative to $113,000 in the first quarter of 2017.

With the loan loss provision that was recorded in the first quarter of 2018, we have been able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio.  The need for reserve replenishment via a loan loss provision has been minimized in recent periods for the following reasons:  all of our acquired loans were booked at their fair values at acquisition, and thus did not initially require a loan loss allowance; charge-offs have primarily been recorded against pre-established reserves which alleviated what otherwise might have been a need for reserve replenishment; organic growth in our performing loan portfolio has been concentrated in loan types with low historical loss rates, and loss rates for most loan types have been declining, thus having a positive impact on general reserves for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month periods ended March 31, 2018 and 2017:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the three months ended March 31,
NON-INTEREST INCOME:	2018	% of Total	2017	% of Total
Service charges on deposit accounts	$2,946	57.39%	$2,571	50.09%
Other service charges, commissions & fees	2,151	41.91%	2,062	40.17%
Gains on securities	—	—	8	0.15%
Bank owned life insurance	203	3.95%	453	8.83%
Other	(167)	-3.25%	39	0.76%
Total non-interest income	$5,133	100.00%	$5,133	100.00%
As a % of average interest-earning assets (1)		0.98%		1.16%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$9,183	51.34%	$7,885	50.22%
Occupancy costs
Furniture & equipment	626	3.50%	685	4.36%
Premises	1,722	9.63%	1,635	10.41%
Advertising and marketing costs	621	3.47%	518	3.30%
Data processing costs	1,271	7.11%	938	5.97%
Deposit services costs	1,238	6.92%	933	5.94%
Loan services costs
Loan processing	321	1.79%	250	1.59%
Foreclosed assets	228	1.27%	141	0.90%
Other operating costs
Telephone & data communications	327	1.83%	422	2.69%
Postage & mail	276	1.54%	258	1.64%
Other	326	1.82%	250	1.60%
Professional services costs
Legal & accounting	432	2.42%	423	2.69%
Acquisition costs	286	1.60%	(5)	-0.02%
Other professional service	578	3.23%	883	5.62%
Stationery & supply costs	320	1.79%	328	2.09%
Sundry & tellers	132	0.74%	157	1.00%
Total non-interest expense	$17,887	100.00%	$15,701	100.00%
As a % of average interest-earning assets (1)		3.41%		3.54%
Efficiency Ratio (2)	65.72%		69.21%

(1)	Annualized
(2)	Tax Equivalent

Total non-interest income was unchanged for the first quarter of 2018 relative to the first quarter of 2017, mainly because an increase in core service charges on deposits was offset by lower income on bank-owned life insurance (BOLI) and a drop in other non-interest income.  Total non-interest income was an annualized 0.98% of average interest-earning assets in the first quarter of 2018 relative to 1.16% in the first quarter of 2017.

Service charges on deposit accounts increased by $375,000, or 15%, in the first quarter of 2018 relative to the first quarter of 2017, due to fees earned on a higher number of deposit accounts, as well as a higher level of commercial deposit account activity and additional fees on higher-risk accounts.  Because total non-interest income was the same for the comparative periods, the Company’s ratio of service charge income to total non-interest income increased to 57.39% in the first quarter of 2018 from 50.09% in the first quarter of 2017.  Other service charges, commissions, and fees increased by $89,000, or 4%, due to a higher level of debit card interchange fees.

BOLI income fell by $250,000, or 55%, in the first quarter of 2018 relative to the first quarter of 2017.  BOLI income is derived from two types of policies owned by the Company, namely “separate account” and “general account” life insurance, and the decline in the first quarter of 2018 is due in large part to fluctuations in separate account BOLI income.  The Company had $6.8 million invested in separate account BOLI at March 31, 2018, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers.  Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals).  Losses on separate account BOLI totaled $40,000 in the first quarter of 2018 relative to gains of $205,000 in the first quarter of 2017, for an absolute decline of $245,000.  As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their net impact on taxable income tends to be minimal.  The Company’s books also reflect a net cash surrender value of $40.8 million for general account BOLI at March 31, 2018.  General account BOLI generates income that helps offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits.  Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent.

The “Other” category under non-interest income reflects an absolute decline of $206,000 for the quarterly comparison.  This line item includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock (including dividends on our equity investment in the Federal Home Loan Bank), and other miscellaneous income.  Amortization expense associated with our investments in low-income housing tax credit funds and other limited partnership investments, which is netted against “Other” non-interest income, increased by $168,000 for the quarter and was thus the largest contributor to the unfavorable variance in the category.

Total operating expense, or non-interest expense, increased by $2.186 million, or 14%, in the first quarter of 2018 over the first quarter of 2017.  The increase is comprised in large part of ongoing operating costs incidental to our acquisitions and de novo branch expansion, but also includes $286,000 in nonrecurring acquisition costs recorded in the first quarter of 2018.  Approximately half of the acquisition costs are residual expenses attributable to Ojai Community Bank and the Woodlake branch, and the remainder are associated with our pending purchase of a branch in Lompoc, California.  Non-interest expense was 3.41% of average earning assets in the first quarter of 2018, relative to 3.54% for the first quarter of 2017.

The largest component of operating expense, namely salaries and employee benefits, was up $1.298 million, or 16%, in the first quarter of 2018 over the first quarter of 2017.  Personnel costs increased due to expenses for employees retained subsequent to our acquisitions, staffing costs for de novo branch offices that commenced operations in 2017, salary adjustments in the normal course of business, costs for non-acquisition related staff additions, and a relatively large increase in group health insurance costs.  Salaries directly related to successful loan originations are deferred and amortized as loan costs over the life of the related loans, which reduces current period compensation expense.  Loan origination salaries that were deferred from current expense totaled $1.040 million in the first quarter of 2018 and $843,000 in the first quarter of 2017, an increase of $197,000 due to variability in successful organic loan origination activity, which had a favorable impact on the variance in salaries and benefits.  Moreover, employee deferred compensation expense, a component of salaries and benefits which is associated with BOLI income as noted above, reflects an expense reversal of $58,000 in the first quarter of 2018 relative to an expense accrual of $42,000 in the first quarter of 2017, for an overall expense reduction of $100,000.  As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.  The Company had 552 full-time equivalent employees at March 31, 2018 relative to 487 at March 31, 2017, and salaries and benefits were 51.34% of total operating expense in the first quarter of 2018 relative to 50.22% in the first quarter of 2017.

Total occupancy expense did not change materially in the first quarter of 2018 relative to the first quarter of 2017, since increases resulting from occupancy costs associated with a higher number of branches were largely offset by reductions in non-recurring expenses associated with a de novo branch opening in the first quarter of 2017.  In addition to the nonrecurring acquisition costs noted above, other categories within non-interest expense reflect annual increases incurred in the normal course of business, higher operating costs stemming from more branches, an increase in amortization expense associated with core deposit intangibles created pursuant to our acquisitions in 2017, and higher net OREO expense.  These expense increases were partially offset by lower professional services costs stemming from a drop of $131,000 in deferred fee expense for our directors related to the decline in BOLI income, and a reduction of $242,000 in directors’ stock option expense.  Stock option expense is lower since options issued to directors in 2018 have a one-year vesting period over which expenses are amortized, as opposed to immediate vesting for stock options issued in prior years.

The Company’s tax-equivalent overhead efficiency ratio was 65.72% in the first quarter of 2018 relative to 69.21% in the first quarter of 2017.  The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.  The ratio improved in the first quarter of 2018 due in large part to a higher level of net interest income, partially offset by the unfavorable impact of non-recurring acquisition costs.  Our lower federal income tax rate also had an unfavorable impact on the ratio, effectively adding 79 basis points to our overhead efficiency ratio in the first quarter of 2018.

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

The Company’s provision for income taxes was 24% of pre-tax income in the first quarter of 2018 as compared to 28% in the first quarter of 2017.  The lower tax accrual rate for 2018 is primarily the result of a lower federal income tax rate.  Our tax accrual rate would have been even higher in 2017 if not for our adoption of FASB’s Accounting Standards Update 2016-09 effective January 1, 2017, and the subsequent change in accounting methodology associated with the disqualifying disposition of Company shares issued pursuant to the exercise of incentive stock options.  Prior to January 1, 2017, the favorable tax impact of disqualifying dispositions was recorded directly to equity, whereas it is now reflected in the income statement as an adjustment to our income tax provision.  Disqualifying dispositions had a marginal effect on our tax accrual rate during the first quarter of 2018, but they occurred at a higher rate during the first quarter of 2017 and thus had a more material impact.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Aggregate investments totaled $571 million at March 31, 2018 and $567 million at December 31, 2017, constituting 24% of total assets at both dates.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances at other banks declined to $7 million at March 31, 2018 from $9 million at December 31, 2017.  The Company’s investment securities portfolio had a book balance of $564 million at March 31, 2018, reflecting an increase of $5 million, or 1%, for the first three months of 2018.  The Company carries investments at their fair market values.  We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  The expected average life for bonds in our investment portfolio was 4.2 years and their average effective duration was 3.3 years at March 31, 2018, up slightly from an expected average life of 4.0 years and an average effective duration of 3.1 years at year-end 2017.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)
	March 31, 2018		December 31, 2017
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies	$20,173	$19,725	$21,524	$21,326
Mortgage-backed securities	412,457	401,984	399,203	393,802
State and political subdivisions	141,851	141,873	140,909	143,201
Total securities	$574,481	$563,582	$561,636	$558,329

The net unrealized loss on our investment portfolio, or the amount by which aggregate fair market values fell short of amortized cost, was $11 million at March 31, 2018, an increase of $8 million relative to the net unrealized loss of $3 million at December 31, 2017.  The increase was caused by the impact of rising market interest rates on fixed-rate bond values.  The balance of US Government agency securities in our portfolio declined by $2 million, or 8%, during the first three months of 2018 due primarily to bond maturities.  Mortgage-backed securities increased by $8 million, or 2%, due to bond purchases, net of prepayments in the portfolio and changes in fair market values.  Municipal bond balances were down $1 million, or 1%, as declines in market valuations offset the impact of bond purchases.  Municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio undergo a detailed quarterly review for potential impairment.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $189 million at March 31, 2018 and $183 million at December 31, 2017, leaving $375 million in unpledged debt securities at March 31, 2018 and $376 million at December 31, 2017.  Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $41 million at March 31, 2018 and $40 million at December 31, 2017.

Loan AND LEASE Portfolio

Total loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, reflect a net increase of $34 million, or 2%, to $1.592 billion at March 31, 2018 from $1.558 billion at December 31, 2017, despite a drop of $29 million in balances outstanding on mortgage warehouse lines.  A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below.  The balances in the table are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.  While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	March 31, 2018	December 31, 2017
Real Estate:
1-4 family residential construction	$81,580	$74,256
Other construction/land	77,293	58,779
1-4 family - closed-end	226,925	204,766
Equity lines	60,649	62,590
Multi-family residential	42,569	42,930
Commercial real estate - owner occupied	261,261	263,447
Commercial real estate - non-owner occupied	396,957	379,432
Farmland	142,929	140,516
Total real estate	1,290,163	1,226,716
Agricultural	54,270	46,796
Commercial and industrial	129,771	135,662
Mortgage warehouse lines	108,573	138,020
Consumer loans	9,439	10,626
Total loans and leases	$1,592,216	$1,557,820
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	5.12%	4.77%
Other construction/land	4.85%	3.77%
1-4 family - closed-end	14.25%	13.14%
Equity lines	3.81%	4.02%
Multi-family residential	2.67%	2.76%
Commercial real estate - owner occupied	16.41%	16.91%
Commercial real estate - non-owner occupied	24.93%	24.36%
Farmland	8.98%	9.02%
Total real estate	81.02%	78.75%
Agricultural	3.41%	3.00%
Commercial and industrial	8.16%	8.71%
Mortgage warehouse lines	6.82%	8.86%
Consumer loans	0.59%	0.68%
Total loans and leases	100.00%	100.00%

For the first three months of 2018, total real estate loans increased by $63 million, or 5%, due to strong organic growth in construction loans and robust growth in loans secured by residential properties, commercial real estate, and farmland.  The increase in residential loans includes the bulk purchase of $11 million in single-family mortgage loans.  Agricultural production loans were also up by $7 million, or 16%, for the first quarter of 2018.  As noted, outstanding balances on mortgage warehouse lines were down $29 million, or 21%, as the utilization rate on mortgage warehouse lines dropped to 28% at March 31, 2018 from 34% at December 31, 2017 and we exited a couple of relationships.  Commercial loan and lease balances reflect a net decline of $6 million, or 4%, since the addition of new commercial lending relationships was more than offset by payoffs in the portfolio, and consumer loan balances were also down by $1 million, or 11%.

Management remains focused on loan growth, which combined with stronger economic activity in some of our markets has led to record levels for our pipeline of loans in process of approval in recent periods.  However, we are still experiencing sporadic prepayments and mortgage warehouse lending is subject to significant fluctuations, thus no assurance can be provided with regard to future net growth in aggregate loan balances.

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

Nonperforming assets and performing troubled debt restructurings
(dollars in thousands, unaudited)
	March 31, 2018	December 31, 2017	March 31, 2017
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$71	$77	$148
1-4 family - closed-end	910	871	932
Equity lines	646	922	1,754
Commercial real estate - owner occupied	227	236	1,462
Commercial real estate - non-owner occupied	105	123	—
Farmland	33	293	38
TOTAL REAL ESTATE	1,992	2,522	4,334
Agriculture	—	—	22
Commercial and industrial	963	1,301	1,135
Consumer loans	134	140	434
TOTAL NONPERFORMING LOANS	3,089	3,963	5,925

Foreclosed assets	5,371	5,481	2,168
Total nonperforming assets	$8,460	$9,444	$8,093
Performing TDRs (1)	$11,185	$12,413	$13,814
Nonperforming loans as a % of total gross loans and leases	0.19%	0.25%	0.48%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.53%	0.60%	0.65%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $984,000, or 10%, during the first three months of 2018, due primarily to the resolution of certain nonperforming loans.  The $3.1 million balance of nonperforming loans at March 31, 2018 includes $1.1 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming loans and were thus classified as such.  As shown in the table, we also had $11.2 million in loans classified as performing TDRs for which we were still accruing interest as of March 31, 2018, a reduction of $1.2 million, or 10%, relative to December 31, 2017.

Foreclosed assets had a carrying value of $5.4 million at March 31, 2018, comprised of 13 properties classified as OREO and three mobile homes.  At the end of 2017 foreclosed assets totaled $5.5 million, also consisting of 13 properties classified as OREO and three mobile homes.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.53% of gross loans and leases plus foreclosed assets at March 31, 2018, down from 0.60% at December 31, 2017 and 0.65% at March 31, 2017.  An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed.  Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was slightly under $9 million, or 0.56% of gross loans at March 31, 2018, relative to slightly greater than $9 million, or 0.58% of gross loans at December 31, 2017.  Certain impaired loan balances were charged off against previously-established reserves during the first quarter of 2018, but those charge-offs were largely offset by additional reserves provided for potential losses on specifically-identified impaired loan balances.  The net decline in the allowance in recent periods has been facilitated by the following circumstances:  charge-offs have primarily been recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; all acquisition loans were booked at their fair values, and thus did not initially require a loan loss allowance; loan loss rates have been declining, having a positive impact on general reserves established for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.  The ratio of the allowance to nonperforming loans was 291.07% at March 31, 2018, relative to 228.19% at December 31, 2017 and 161.83% at March 31, 2017.  A separate allowance of $334,000 for potential losses inherent in unused commitments is included in other liabilities at March 31, 2018.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)
	For the three months	For the three months	For the year
	ended March 31,	ended March 31,	ended December 31,
Balances:	2018	2017	2017
Average gross loans and leases outstanding during period (1)	$1,528,897	$1,200,218	$1,318,909
Gross loans and leases outstanding at end of period	$1,592,216	$1,235,897	$1,557,820

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,043	$9,701	$9,701
Provision charged to expense	200	—	(1,140)
Charge-offs
Real Estate
1-4 family residential construction	—	—	—
Other construction/land	—	—	—
1-4 family - closed-end	5	7	7
Equity lines	21	—	58
Multi-family residential	—	—	—
Commercial real estate- owner occupied	—	80	36
Commercial real estate- non-owner occupied	—	—	—
Farmland	—	—	—
TOTAL REAL ESTATE	26	87	101
Agricultural	—	—	154
Commercial & industrial loans	33	29	669
Consumer loans	565	515	2,161
Total	$624	$631	$3,085
Recoveries
Real Estate
1-4 family residential construction	—	—	—
Other construction/land	—	5	5
1-4 family - closed-end	2	3	1,959
Equity lines	62	2	32
Multi-family residential	—	—	—
Commercial real estate- owner occupied	—	—	38
Commercial real estate- non-owner occupied	—	94	201
Farmland	—	—	—
TOTAL REAL ESTATE	64	104	2,235
Agricultural	—	2	5
Commercial and industrial	29	161	310
Consumer loans	279	251	1,017
Total	$372	$518	$3,567
Net loan charge offs (recoveries)	$252	$113	$(482)
Balance at end of period	$8,991	$9,588	$9,043

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.07%	0.04%	-0.04%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	0.56%	0.78%	0.58%
Allowance for Loan Losses to Nonperforming Loans	291.07%	161.83%	228.19%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	2.80%	1.18%	-5.33%
Net Loan Charge-offs to Provision for Loan Losses	126.00%	—	42.28%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As reflected in the table above, the Company recorded a $200,000 provision for loan losses in the first quarter of 2018, but no provision was required for the first quarter of 2017.  Net loans charged off against the allowance totaled $252,000 in the first three months of 2018, relative to $113,000 in net charge-offs during the first three months of 2017.  Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end.  The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at March 31, 2018 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.  Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  Unused commitments to extend credit totaled $686 million at March 31, 2018 and $692 million at December 31, 2017, although it is not likely that all of those commitments will ultimately be drawn down.  Unused commitments represented approximately 43% of gross loans outstanding at March 31, 2018 and 44% at December 31, 2017.  The Company also had undrawn letters of credit issued to customers totaling $10 million at March 31, 2018 and $9 million at December 31, 2017.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank.  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity in higher-yielding, longer-term bonds.  The Company’s balance of non-interest earning cash and due from banks was $56 million at March 31, 2018 and $61 million at December 31, 2017, with the drop due primarily to a lower level of cash items in process of collection.  The average balance of cash and due from banks, which is a better measure for ascertaining trends, was $60 million for the first three months of 2018 relative to an average balance of $53 million for year in 2017.  The increase in the average balance is due to vault cash required for acquired and de novo branches, as well as a larger average volume of cash items in process of collection incidental to an expanding base of deposit customers.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”  Net premises and equipment was down slightly for the first three months of 2018, as the result of depreciation.  Goodwill was $27 million at March 31, 2018, unchanged for the first three months of 2018, but other intangible assets were down $230,000, or 4%, due to amortization on core deposit intangibles.  The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has concluded that no impairment exists as of March 31, 2018.  Company owned life insurance, with a balance of $48 million at March 31, 2018, is discussed above in the “Non-Interest Income and Non-Interest Expense” section.

The aggregate balance of “Other assets” was $44.9 million at March 31, 2018 and $44.7 million at December 31, 2017.  At March 31, 2018, the balance of other assets included as its largest components an $8.0 million investment in low-income housing tax credit funds, a $10.2 million investment in restricted stock, a net deferred tax asset of $9.7 million, accrued interest receivable totaling $7.6 million, and a $3.1 million investment in a small business investment corporation.  Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits represent another key balance sheet category impacting the Company’s net interest margin and profitability metrics.  Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates paid by deposit type for the three-month periods ended March 31, 2018 and 2017 is included in the Average Balances and Rates table appearing above, in the section titled “Net Interest Income and Net Interest Margin.”  A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented as of the dates indicated in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	March 31, 2018	December 31, 2017
Non-interest bearing demand deposits	$642,363	$635,434
Interest bearing demand deposits	132,439	118,533
NOW	426,645	405,057
Savings	301,888	283,126
Money market	157,006	171,611
Time, under $250,000	173,345	175,336
Time, $250,000 or more	202,944	199,289
Total deposits	$2,036,630	$1,988,386

Percentage of Total Deposits
Non-interest bearing demand deposits	31.55%	31.96%
Interest bearing demand deposits	6.50%	5.96%
NOW	20.95%	20.37%
Savings	14.82%	14.24%
Money market	7.71%	8.63%
Time, under $250,000	8.51%	8.82%
Time, $250,000 or more	9.96%	10.02%
Total	100.00%	100.00%

Deposit balances reflect net growth of $48 million, or 2%, during the first three months of 2018 due to seasonal increases in balances and continued growth in the number of accounts.  Non-interest bearing demand deposit balances grew by $7 million, or 1%, interest-bearing demand deposit balances were up $14 million, or 12%, NOW accounts increased by $22 million, or 5%, and savings deposits rose by $19 million, or 7%.  However, part of the growth in those deposit types came from migration out of money market demand deposits, which were down $15 million, or 9%, for the first three months of 2018.  Total time deposits experienced little overall change, as growth in larger time deposits was largely offset by a slight decline in time deposits under $250,000.  Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth.  Our deposit-targeted promotions are still favorably impacting growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although no assurance can be provided with regard to future core deposit increases.

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

Total non-deposit interest-bearing liabilities were reduced by $11 million, or 18%, in the first three months of 2018, due to a drop in FHLB borrowings that was partially offset by an increase in customer repurchase agreements.  There were $6 million in overnight borrowings from the FHLB at March 31, 2018, down from $22 million at December 31, 2017, and we had $300,000 in overnight federal funds purchased from other correspondent banks at March 31, 2018 but none at December 31, 2017.  There were no advances from the FRB on our books at March 31, 2018 or December 31, 2017.  Repurchase agreements totaled $13 million at March 31, 2018, relative to a balance of $8 million at year-end 2017.  Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  The Company had junior subordinated debentures totaling slightly more than $34.6 million at March 31, 2018 and slightly less than $34.6 million December 31, 2017, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.  The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  The balance of other liabilities went down by $3 million, or 10%, during the first three months of 2018, since an increase in our accrual for current taxes payable was more than offset by a drop in other accrued expenses, and lower balances in clearing accounts.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks and the FHLB totaled $497 million at March 31, 2018.  An additional $77 million in credit is available from the FHLB if the Company were to pledge sufficient collateral and maintain the required amount of FHLB stock.  The Company was also eligible to borrow approximately $71 million at the Federal Reserve Discount Window based on pledged assets at March 31, 2018.  Furthermore, funds can be obtained by drawing down any cash available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of both March 31, 2018 and December 31, 2017, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $415 million of the Company’s investment balances.  Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $86 million at March 31, 2018 and December 31, 2017.  Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 67% and 18%, respectively, at March 31, 2018, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.”  Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at March 31, 2018.  Strong levels of core deposits and a relatively high balance of liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, shareholder dividends, and stock repurchases.  Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations.  Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future.  Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 which was filed with the SEC.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least six other interest rate scenarios in conducting our rolling 12-month net interest income simulations:  upward shocks of 100, 200, and 300 basis points, and downward shocks of 100, 200, and 300 basis points.  These scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time.  We currently utilize an additional upward rate shock scenario of 400 basis points.  Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.  As of March 31, 2018 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$20,823	-$13,107	-$5,354	+$892	+$1,731	+$2,450	+$2,912
% Change	-22.25%	-14.00%	-5.72%	+0.95%	+1.85%	+2.62%	+3.11%

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

If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $892,000, or 0.95%, relative to a stable interest rate scenario, with the favorable variance continuing to expand slightly as interest rates rise higher.  If interest rates were to decline by 100 basis points, however, net interest income would likely be around $5.354 million lower than in a stable interest rate scenario, for a negative variance of 5.72%.  The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view material interest rate reductions as unlikely in the near term, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Company in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas).  When no balance sheet growth is incorporated and a stable interest rate environment is assumed, projected annual net interest income is about $2 million lower than in our standard simulation.  However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from excessive non-maturity deposit runoff and/or unfavorable deposit rate changes in upward rate shock scenarios.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates.  The table below shows estimated changes in the Company’s EVE as of March 31, 2018, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	-$126,173	-$152,953	-$77,759	+$39,139	+$64,498	+$81,135	+$91,430
% Change	-24.79%	-30.05%	-15.28%	+7.69%	+12.67%	+15.94%	+17.97%

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

CAPITAL RESOURCES

The Company had total shareholders’ equity of $255.3 million at March 31, 2018, comprised of $111.6 million in common stock, $2.9 million in additional paid-in capital, $148.5 million in retained earnings, and an accumulated other comprehensive loss of $7.7 million.  At the end of 2017, total shareholders’ equity was $255.9 million.  The slight decline in shareholders’ equity for the first three months of 2018 is due to an increase in our accumulated other comprehensive loss which was partially offset by capital from stock options exercised and the addition of income, net of dividends paid.  There were no share repurchases executed by the Company during the three months ended March 31, 2018.

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

Regulatory Capital Ratios
	March 31,	December 31,	Minimum Requirement
	2018	2017	to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.87%	12.84%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.80%	14.79%	8.00%
Total Capital to Risk-weighted Assets	15.32%	15.32%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.54%	11.32%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.67%	14.51%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.67%	14.51%	8.00%
Total Capital to Risk-weighted Assets	15.18%	15.04%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.43%	11.14%	5.00%

Our risk-based capital ratios reflect increases for the first three months of 2018 since risk-based capital grew at a higher rate than risk-adjusted assets.  Our capital ratios remain strong relative to the median for peer financial institutions, and are well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991.  We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business.  In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

In September of 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans.  The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be suspended at any time at Management’s discretion.  The Company did not repurchase any shares in the first quarter of 2018, and there were 478,954 authorized shares remaining available for repurchase at March 31, 2018.  As of the date of this report, Management has no immediate plans to resume stock repurchase activity.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 7, 2018	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 7, 2018	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)