Form 10-Q
period 2018-06-30
SIERRA BANCORP
filed 2018-08-06
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Common stock, no par value, 15,263,080 shares outstanding as of August 1, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)	(audited)
Cash and due from banks	$67,905	$61,142
Interest-bearing deposits in banks	17,197	8,995
Total cash & cash equivalents	85,102	70,137
Securities available-for-sale	559,968	558,329
Loans and leases:
Gross loans and leases	1,624,344	1,557,820
Allowance for loan and lease losses	(9,136)	(9,043)
Deferred loan and lease costs, net	2,920	2,774
Net loans and leases	1,618,128	1,551,551
Foreclosed assets	2,112	5,481
Premises and equipment, net	30,182	29,388
Goodwill	27,357	27,357
Other intangible assets, net	6,919	6,234
Company owned life insurance	48,061	47,108
Other assets	47,614	44,713
Total assets	$2,425,443	$2,340,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$674,283	$635,434
Interest bearing	1,413,639	1,352,952
Total deposits	2,087,922	1,988,386
Repurchase agreements	17,239	8,150
Short-term borrowings	—	21,900
Subordinated debentures, net	34,677	34,588
Other liabilities	25,367	31,332
Total liabilities	2,165,205	2,084,356

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,258,100 and 15,223,360 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	111,740	111,138
Additional paid-in capital	2,994	2,937
Retained earnings	154,020	144,197
Accumulated other comprehensive loss, net	(8,516)	(2,330)
Total shareholders' equity	260,238	255,942
Total liabilities and shareholder's equity	$2,425,443	$2,340,298

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
Interest and dividend income	2018	2017	2018	2017
Loans and leases, including fees	$21,504	$15,837	$41,508	$30,806
Taxable securities	2,300	2,147	4,638	4,160
Tax-exempt securities	1,018	932	2,034	1,737
Federal funds sold and other	61	139	180	255
Total interest income	24,883	19,055	48,360	36,958
Interest expense
Deposits	1,594	868	2,912	1,557
Short-term borrowings	53	10	66	21
Subordinated debentures	436	337	822	657
Total interest expense	2,083	1,215	3,800	2,235
Net interest income	22,800	17,840	44,560	34,723
Provision for loan losses	300	300	500	300
Net interest income after provision for loan losses	22,500	17,540	44,060	34,423
Non-interest income
Service charges on deposits	3,027	2,776	5,974	5,348
Net gains on sale of securities available-for-sale	—	58	—	66
Other income	2,402	2,530	4,589	5,084
Total non-interest income	5,429	5,364	10,563	10,498
Other operating expense
Salaries and employee benefits	8,997	7,253	18,180	15,138
Occupancy and equipment	2,451	2,235	4,799	4,555
Other	5,846	5,603	12,202	11,099
Total other operating expense	17,294	15,091	35,181	30,792
Income before taxes	10,635	7,813	19,442	14,129
Provision for income taxes	2,643	2,611	4,740	4,375
Net income	$7,992	$5,202	$14,702	$9,754

PER SHARE DATA
Book value	$17.06	$15.62	$17.06	$15.62
Cash dividends	$0.16	$0.14	$0.32	$0.28
Earnings per share basic	$0.52	$0.38	$0.96	$0.71
Earnings per share diluted	$0.52	$0.37	$0.95	$0.70
Average shares outstanding, basic	15,254,575	13,831,345	15,243,697	13,816,576
Average shares outstanding, diluted	15,429,129	14,010,328	15,420,886	14,009,485

Total shareholder equity (in thousands)	$260,238	$216,123	$260,238	$216,123
Shares outstanding	15,258,100	13,832,549	15,258,100	13,832,549
Dividends paid (in thousands)	$2,441	$1,936	$4,878	$3,867

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$7,992	$5,202	$14,702	$9,754
Other comprehensive income, before tax:
Unrealized (losses) gains on securities:
Unrealized holding (loss) gain arising during period	(1,192)	4,368	(8,784)	5,778
Less: reclassification adjustment for gains included in net income (1)	—	(58)	—	(66)
Other comprehensive (loss) income, before tax	(1,192)	4,310	(8,784)	5,712
Income tax expense related to items of other comprehensive income (loss), net of tax	353	(1,812)	2,598	(2,402)
Other comprehensive (loss) income	(839)	2,498	(6,186)	3,310

Comprehensive income	$7,153	$7,700	$8,516	$13,064

(1)

Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue.  Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2018 and 2017 was $0 and $3 thousand respectively. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2018 and 2017 was $0 and $28 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$14,702	$9,754
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sales of securities	—	(66)
Loss on disposal of fixed assets	13	2
Gain on sale on foreclosed assets	(713)	(12)
Writedowns on foreclosed assets	176	75
Share-based compensation expense	174	441
Provision for loan losses	500	300
Depreciation and amortization	1,566	1,462
Net amortization on securities premiums and discounts	2,904	3,433
Accretion of discounts for loans acquired	(911)	(550)
Increase in cash surrender value of life insurance policies	(626)	(1,109)
Amortization of core deposit intangible	484	213
Increase in interest receivable and other assets	(1,020)	(3,907)
(Decrease) increase in other liabilities	(5,965)	185
Deferred income tax (benefit) provision	(962)	133
Net amortization of partnership investment	810	—
Net cash provided by operating activities	11,132	10,354

Cash flows from investing activities:
Maturities of securities available for sale	1,390	—
Proceeds from sales/calls of securities available for sale	920	17,625
Purchases of securities available for sale	(61,999)	(114,633)
Principal pay downs on securities available for sale	46,363	49,856
Net purchases of FHLB stock	(301)	(235)
Loan originations and payments, net	(66,185)	(36,851)
Purchases of premises and equipment, net	(2,284)	(920)
Proceeds from sales of foreclosed assets	3,925	99
Purchase of company owned life insurance	(327)	—
Net cash from bank acquisition	(6)
Net cash used in investing activities	(78,504)	(85,059)

Cash flows from financing activities:
Increase in deposits	99,536	96,386
Decrease in borrowed funds	(21,900)	(65,000)
Increase in repurchase agreements	9,089	3,202
Cash dividends paid	(4,878)	(3,867)
Stock options exercised	490	717
Net cash provided by financing activities	82,337	31,438

Increase (decrease) in cash and due from banks	14,965	(43,267)

Cash and cash equivalents
Beginning of period	70,137	120,442
End of period	$85,102	$77,175

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws.  The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  As of June 30, 2018, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”).  Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements.  References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a full range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities.  The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital.  Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions:  Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017.  Details on our most recent acquisitions are provided in Note 14 to the consolidated financial statements.  We also acquired a branch located in Lompoc, California from Community Bank of Santa Maria on May 18, 2018, and plan to open a new branch on Palm Avenue in Fresno in the third quarter of 2018.  As of the filing date of this report the Bank operates 39 full service branches and an online branch, and maintains ATMs at all branch locations and seven non-branch locations.  In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit.  The Company’s total assets exceeded $2.4 billion at June 30, 2018, and for the past several years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley.  The Bank’s deposit accounts, which totaled close to $2.1 billion at June 30, 2018, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In May 2014 the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets.  The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The guidance does not apply to revenue associated with financial instruments such as loans and investments, which is accounted for under other provisions of GAAP.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, and the Company thus adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach.  The Company’s primary source of revenue is derived from income on financial instruments, which is not impacted by the guidance in ASU 2014-09.  Furthermore, the Company has evaluated the nature of its non-interest income and determined that for income associated with customer contracts, transaction prices are typically fixed and performance obligations are satisfied as services are rendered.  Therefore, there is little or no judgment involved in the timing of revenue recognition under contracts within the scope of ASU 2014-09, and there was no impact on our financial statements upon the adoption of ASU 2014-09.  Please see Note 13 to the consolidated financial statements for more detailed disclosure information.

In January 2016 the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance primarily affects the accounting for equity securities with readily determinable fair values, by requiring that the changes in fair value for such securities will be reflected in earnings rather than in other comprehensive income.  The accounting for other financial instruments such as loans, debt securities, and financial liabilities is largely unchanged.  ASU 2016-01 also changes the presentation and disclosure requirements for financial instruments, including a requirement that public business entities use exit pricing when estimating fair values for financial instruments measured at amortized cost for disclosure purposes.  ASU 2016-01 is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company adopted ASU 2016-01 on January 1, 2018.  We had no equity positions with readily determinable market values at any point in the first half of 2018, thus that aspect of the guidance did not impact our financial statements, but our fair value disclosures for financial instruments were adjusted to reflect exit pricing where such was not already incorporated.

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842).  The intention of this standard is to increase the transparency and comparability around lease obligations.  Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  ASU 2016-02 is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has leases on 21 branch locations and an administrative office building, which are considered operating leases and are not currently reflected in our financial statements.  We expect that these lease agreements will be recognized on our consolidated statement of condition as right-of-use assets and corresponding lease liabilities subsequent to implementing ASU 2016-02, but we are still evaluating the extent to which this will impact our consolidated financial statements.

In March 2016 the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative.  ASU 2016-09 became effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  Accordingly, the Company adopted ASU 2016-09 effective January 1, 2017.  Prior guidance dictated that as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) were to be recorded in equity, and tax deficiencies (“shortfalls”) were to be recorded in equity to the extent of previous windfalls and then to the income statement.  ASU 2016-09 reduced some of the administrative complexities by eliminating the need to track a windfall “pool,” but it increases the volatility of income tax expense.  ASU 2016-09 also removed the requirement to delay recognition of a windfall tax benefit until such time as it reduces current taxes payable.  Under the new guidance, the benefit is recorded when it arises, subject to normal valuation allowance considerations.  This change was applied by us on a modified retrospective basis, as required, with a cumulative-effect adjustment to opening retained earnings.  Furthermore, all tax-related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities.  However, cash paid by an employer when directly withholding shares for tax withholding purposes is classified as a financing activity.  Under the new guidance, entities were permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards.  Forfeitures can be estimated in advance, as required previously, or recognized as they occur.  Estimates are still required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination.  If elected, the change to recognize forfeitures when they occur would have been adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.  We did not elect to recognize forfeitures as they occur, and continue to estimate potential forfeitures in advance.

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost.  This is commonly referred to as the current expected credit losses (“CECL”) methodology.  Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards.  When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense.  Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment.  ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses.  ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value.  As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019.  On the effective date, institutions will apply the new accounting standard as follows:  for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis.  The Company is well under way with transition efforts.  We have established an implementation team which is chaired by our Chief Credit Officer and includes the Company’s other executive officers, along with certain members of our credit administration and finance departments.  Furthermore, after extensive discussion and due diligence, we engaged an external vendor to assist in our calculation of potential required reserves utilizing the CECL methodology and to help validate our current reserving methodology.  A preliminary evaluation indicates that the provisions of ASU 2016-13 will likely have a material impact on our consolidated financial statements, particularly the level of our allowance for credit losses and shareholders’ equity.  While the potential extent of that impact has not yet been definitively determined, initial estimates indicate that our allowance for loan and lease losses could increase by 100% or more relative to current levels if utilizing a discounted cash flow methodology with forecasting.

In January 2017 the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  Currently, Topic 805 specifies three elements of a business – inputs, processes, and outputs.  While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes.  This led many transactions to be accounted for as business combinations rather than asset purchases under legacy GAAP.  The primary goal of ASU 2017-01 is to narrow the definition of a business, and the guidance in this update provides a screen to determine when a set is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This screen reduces the number of transactions that need to be further evaluated.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and we implemented ASU 2017-01 on a prospective basis effective January 1, 2018.  This update affected the accounting treatment used for our branch purchase in the second quarter of 2018, and we expect that it will impact the way we account for some branch acquisitions in future periods, as well.

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

In February 2018 the FASB issued ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU requires a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the lower corporate income tax rate authorized by the Tax Cuts and Jobs Act of 2017 (“Tax Act”).  The Tax Act was enacted on December 22, 2017, and included a reduction in the maximum Federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, but early adoption is permitted.  The Company adopted the guidance for the first quarter of 2018, retrospectively to December 31, 2017.  The change in accounting principle was accounted for as a cumulative-effect adjustment to our balance sheet, resulting in a $413 thousand increase to retained earnings and a corresponding decrease to AOCI on December 31, 2017.

In February 2018 the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This new guidance relates to ASU 2016-01, which provides for a measurement alternative for certain equity investments that do not have readily determinable fair values.  ASU 2018-03 allows a company to change its measurement approach for such equity investments to the “fair value through current earnings” method.  However, once a company makes this election for a particular investment it must apply the “fair value through current earnings” model to all identical investments and/or similar investments from the same issuer.  Furthermore, a company cannot elect the measurement alternative for future purchases of identical or similar investments of the same issuer.  The new guidance also clarifies the following:  when applying the measurement alternative to equity investments that do not have a readily determinable fair value, in the event there is an observable price/transaction for a similar instrument from the same issuer, the objective is to re-measure the equity investment to its fair value as of the date of the observable price/transaction; for forward and option contracts measured under the alternative, when there is an observable price/transaction or impairment of the underlying equity instrument the contract should be re-measured to its fair value; and, the presentation guidance requiring the portion of the total change in fair value that results from changes in instrument-specific credit risk to be reported in accumulated other comprehensive income applies when the fair value option is elected under either ASC 825, Financial Instruments, or ASC 815, Derivatives and Hedging.  The amendments also clarify the interaction between the instrument-specific credit risk guidance in ASC 825 and the foreign currency guidance in ASC 830.  The transition provisions of ASU 2016-01 generally require a modified retrospective approach, but they specify prospective transition for equity investments without a readily determinable fair value.  The new guidance amends the transition provisions such that only equity investments without a readily determinable fair value for which a company elects the measurement alternative will be subject to prospective transition guidance.  The new guidance is not required to be adopted concurrent with ASU 2016-01 on January 1, 2018, but given that it amends the transition guidance in ASU 2016-1, concurrent adoption is permitted.  The new guidance must be adopted no later than the third quarter of 2018 (an interim period).  The Company elected to adopt ASU 2018-03 effective January 1, 2018, which did not impact our financial statements because we did not change our measurement approach for equity instruments that do not have readily determinable fair values.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2018 and 2017, cash paid for interest due on interest-bearing liabilities was $3.914 million and $2.273 million, respectively.  There was $10.000 million in cash paid for income taxes during the six months ended June 30, 2018, and $5.647 million during the six months ended June 30, 2017.  There was $19,000 in assets acquired in settlement of loans for the six months ended June 30, 2018, relative to $115,000 during the six months ended June 30, 2017.  We received $3.925 million in cash from the sale of foreclosed assets during the first six months of 2018 relative to $99,000 during the first six months of 2017, which represents sales proceeds less loans (if any) extended to finance such sales.

Note 5 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders.  The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 412,580 shares that were granted under the 2007 Plan were still outstanding as of June 30, 2018, and remain unaffected by that plan’s expiration.  The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of June 30, 2018 was 767,000.  The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option granted is reflected in our income statement as employee compensation or directors’ expense by expensing its fair value as of the grant date in the case of immediately vested options, or by amortizing its grant date fair value over the vesting period for options with graded vesting.  The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense.  Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized.  A pre-tax charge of $98,000 was reflected in the Company’s income statement during the second quarter of 2018 and $18,000 was charged during the second quarter of 2017, as expense related to stock options.  For the first half, the charges totaled $174,000 in 2018 and $441,000 in 2017.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period.  There were 15,254,575 weighted average shares outstanding during the second quarter of 2018, and 13,831,345 during the second quarter of 2017.  There were 15,243,697 weighted average shares outstanding during the first six months of 2018, and 13,816,576 during the first six months of 2017.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options.  For the second quarter of 2018, calculations under the treasury stock method resulted in the equivalent of 174,554 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 106,200 stock options were excluded from the calculation because they were underwater and thus anti-dilutive.  For the second quarter of 2017 the equivalent of 178,983 shares were added in calculating diluted earnings per share, while 120,700 anti-dilutive stock options were not factored into the computation.  Likewise, for the first half of 2018 the equivalent of 177,189 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 166,200 stock options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 192,909 shares and non-inclusion of 120,700 anti-dilutive options in calculating diluted earnings per share for first half of 2017.

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

	June 30, 2018	December 31, 2017
Commitments to extend credit	$727,714	$691,712
Standby letters of credit	$10,186	$9,168

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

At June 30, 2018, the Company was also utilizing a letter of credit in the amount of $96 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  Fair value disclosures for deposits include demand deposits, which are by definition equal to the amount payable on demand at the reporting date.  As discussed in Note 3 to the consolidated financial statements, we adopted ASU 2016-01 for the first quarter of 2018, thus fair value calculations for loans and leases at June 30, 2018 reflect exit pricing, and incorporate our assumptions with regard to the impact of prepayments on future cash flows and credit quality adjustments based on risk characteristics of various financial instruments, among other things.  This is not entirely comparable with fair values disclosed as of December 31, 2017, which were estimated primarily by discounting estimated cash flows at current market interest rates (entry pricing).  The estimates at both dates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision.  Changes in assumptions could significantly alter the fair values presented.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)
	June 30, 2018
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$85,102	$85,102	$—	$—	$85,102
Investment securities available for sale	559,968	—	559,968	—	559,968
Loans and leases, net held for investment	1,618,033	—	1,586,555	—	1,586,555
Collateral dependent impaired loans	95	—	95	—	95

Financial liabilities:
Deposits	2,087,922	674,283	1,413,133	—	2,087,416
Subordinated debentures	34,677	—	28,897	—	28,897

	December 31, 2017
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$70,137	$70,141	$—	$—	$70,141
Investment securities available for sale	558,329	—	558,329	—	558,329
Loans and leases, net held for investment	1,551,174	—	1,563,765	—	1,563,765
Collateral dependent impaired loans	377	—	377	—	377

Financial liabilities:
Deposits	1,988,386	635,434	1,352,740	—	1,988,174
Subordinated debentures	34,588	—	24,216	—	24,216

For financial asset categories that were carried on our balance sheet at fair value as of June 30, 2018 and December 31, 2017, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at June 30, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
US Government agencies	$—	$17,914	$—	$17,914	$—
Mortgage-backed securities	—	399,867	—	399,867	—
State and political subdivisions	—	142,187	—	142,187	—

Total available-for-sale securities	$—	$559,968	$—	$559,968	$—

	Fair Value Measurements at December 31, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
US Government agencies	$—	$21,326	$—	$21,326	$—
Mortgage-backed securities	—	393,802	—	393,802	—
State and political subdivisions	—	143,201	—	143,201	—

Total available-for-sale securities	$—	$558,329	$—	$558,329	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at June 30, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	2	—	2
Equity lines	—	53	—	53
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	55	—	55
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	40	—	40
Total impaired loans	$—	$95	$—	$95
Foreclosed assets	$—	$2,112	$—	$2,112
Total assets measured on a nonrecurring basis	$—	$2,207	$—	$2,207

	Fair Value Measurements at December 31, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	252	—	252
Equity lines	—	70	—	70
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	322	—	322
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	55	—	55
Total impaired loans	$—	$377	$—	$377
Foreclosed assets	$—	$5,481	$—	$5,481
Total assets measured on a nonrecurring basis	$—	$5,858	$—	$5,858

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

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value
(dollars in thousands, unaudited)
	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government agencies	$18,413	$5	$(504)	$17,914
Mortgage-backed securities	411,822	326	(12,281)	399,867
State and political subdivisions	141,824	1,348	(985)	142,187
Total securities	$572,059	$1,679	$(13,770)	$559,968

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government agencies	$21,524	$70	$(268)	$21,326
Mortgage-backed securities	399,203	816	(6,217)	393,802
State and political subdivisions	140,909	2,673	(381)	143,201
Total securities	$561,636	$3,559	$(6,866)	$558,329

At June 30, 2018 and December 31, 2017, the Company had 553 securities and 396 securities, respectively, with gross unrealized losses.  Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary.  Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)
	June 30, 2018
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
US Government agencies	$(176)	$9,486	$(328)	$7,964
Mortgage-backed securities	(4,741)	196,165	(7,540)	182,978
State and political subdivisions	(533)	47,293	(452)	11,577
Total	$(5,450)	$252,944	$(8,320)	$202,519

	December 31, 2017
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
US Government agencies	$(79)	$8,154	$(189)	$7,100
Mortgage-backed securities	(2,420)	188,885	(3,797)	158,344
State and political subdivisions	(89)	16,218	(292)	11,562
Total	$(2,588)	$213,257	$(4,278)	$177,006

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)
(dollars in thousands, unaudited)
	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Proceeds from sales, calls and maturities of securities available for sale	$2,110	$4,721	$2,310	$17,625
Gross gains on sales, calls and maturities of securities available for sale	$—	$63	$—	$106
Gross losses on sales, calls and maturities of securities available for sale	—	(5)	—	(40)
Net gains on sale of securities available for sale	$—	$58	$—	$66

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2018 and December 31, 2017 are shown below, grouped by the remaining time to contractual maturity dates.  The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)
	June 30, 2018
	Amortized Cost	Fair Value
Maturing within one year	$12,026	$12,092
Maturing after one year through five years	216,653	212,031
Maturing after five years through ten years	53,781	53,424
Maturing after ten years	75,486	75,189

Securities not due at a single maturity date:
US Government agencies collateralized by mortgage obligations	214,113	207,232
	$572,059	$559,968

	December 31, 2017
	Amortized Cost	Fair Value
Maturing within one year	$8,991	$9,085
Maturing after one year through five years	235,714	234,381
Maturing after five years through ten years	45,075	45,645
Maturing after ten years	76,471	77,423

Securities not due at a single maturity date:
US Government agencies collateralized by mortgage obligations	195,385	191,795
	$561,636	$558,329

At June 30, 2018, the Company’s investment portfolio included 339 “muni” bonds issued by government municipalities and agencies located within 31 different states, with an aggregate fair value of $142 million.  The largest exposure to any single municipality or agency was a combined $2.540 million (fair value) in general obligation bonds issued by the Lindsay (CA) Unified School District.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location
(dollars in thousands, unaudited)
	June 30, 2018		December 31, 2017
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$34,422	$34,254	$32,824	$33,184
California	27,236	27,696	27,205	28,027
Washington	13,741	13,762	13,282	13,524
Ohio	9,864	9,824	9,917	9,978
Illinois	8,803	8,810	8,822	8,925
Other (21 states)	23,714	23,789	24,591	24,971
Total general obligation bonds	117,780	118,135	116,641	118,609

Revenue bonds
State of issuance
Texas	7,055	7,053	7,088	7,172
Utah	5,381	5,365	5,397	5,454
Indiana	2,653	2,665	2,664	2,721
Washington	1,758	1,780	1,764	1,811
Virginia	1,602	1,567	1,613	1,626
Other (12 states)	5,595	5,622	5,742	5,808
Total revenue bonds	24,044	24,052	24,268	24,592
Total obligations of states and political subdivisions	$141,824	$142,187	$140,909	$143,201

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

Revenue Bonds by Type
(dollars in thousands, unaudited)
	June 30, 2018		December 31, 2017
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$6,466	$6,450	$5,160	$5,230
Sales Tax	2,944	2,917	4,375	4,417
College & University	2,597	2,632	3,649	3,715
Lease	2,309	2,327	3,657	3,706
Sewer	1,402	1,411	582	581
Local or GTD Housing	1,352	1,317	2,076	2,116
Other (12 sources)	6,974	6,998	4,769	4,827
Total revenue bonds	$24,044	$24,052	$24,268	$24,592

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

As of June 30, 2018 our total LIHTC investment book balance was $7.6 million, which includes $2.8 million in remaining commitments for additional capital contributions.  There were $319,000 in tax credits derived from our LIHTC investments that were recognized during the six months ended June 30, 2018, and amortization expense of $810,000 associated with those investments was netted against pre-tax non-interest income for the same time period.  Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

•

Substandard:  Loans that have at least one clear and well-defined weakness that could jeopardize the ultimate recoverability of all principal and interest, such as a borrower displaying a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources or an otherwise deteriorated financial condition.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	June 30, 2018
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$86,402	$—	$—	$—	$86,402
Other construction/land	89,077	238	—	489	89,804
1-4 family - closed end	224,356	1,465	1,209	3,840	230,870
Equity lines	51,315	2,119	164	5,053	58,651
Multi-family residential	43,338	—	—	381	43,719
Commercial real estate - owner occupied	260,345	4,847	2,359	889	268,440
Commercial real estate - non-owner occupied	410,246	3,351	3,859	1,499	418,955
Farmland	140,208	738	497	32	141,475
Total real estate	1,305,287	12,758	8,088	12,183	1,338,316

Agricultural	52,719	620	—	—	53,339
Commercial and industrial	115,273	9,808	653	1,976	127,710
Mortgage warehouse	95,645	—	—	—	95,645
Consumer loans	8,271	210	40	813	9,334
Total gross loans and leases	$1,577,195	$23,396	$8,781	$14,972	$1,624,344

	December 31, 2017
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$74,256	$—	$—	$—	$74,256
Other construction/land	57,421	807	—	551	58,779
1-4 family - closed end	197,309	1,534	1,204	4,719	204,766
Equity lines	53,825	3,620	521	4,624	62,590
Multi-family residential	42,539	—	—	391	42,930
Commercial real estate - owner occupied	255,228	4,586	2,715	918	263,447
Commercial real estate - non-owner occupied	369,801	4,923	3,132	1,576	379,432
Farmland	138,732	984	507	293	140,516
Total real estate	1,189,111	16,454	8,079	13,072	1,226,716

Agricultural	46,182	614	—	—	46,796
Commercial and industrial	108,609	24,008	981	2,064	135,662
Mortgage warehouse	138,020	—	—	—	138,020
Consumer loans	9,067	210	72	1,277	10,626
Total gross loans and leases	$1,490,989	$41,286	$9,132	$16,413	$1,557,820

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets.  The Company’s foreclosed assets can include mobile homes and/or OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale.  Foreclosed assets totaled $2.112 million at June 30, 2018, and $5.481 million at December 31, 2017.  Loans and leases are classified as nonperforming when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest.  At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection.  An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$86,402	$86,402	$—
Other construction/land	—	—	—	—	89,804	89,804	66
1-4 family - closed end	3	—	509	512	230,358	230,870	804
Equity lines	481	—	100	581	58,070	58,651	430
Multi-family residential	—	—	—	—	43,719	43,719	—
Commercial real estate - owner occupied	1,012	—	—	1,012	267,428	268,440	257
Commercial real estate - non-owner occupied	—	—	—	—	418,955	418,955	85
Farmland	—	—	—	—	141,475	141,475	32
Total real estate	1,496	—	609	2,105	1,336,211	1,338,316	1,674

Agricultural	—	—	—	—	53,339	53,339	—
Commercial and industrial	339	113	901	1,353	126,357	127,710	1,333
Mortgage warehouse lines	—	—	—	—	95,645	95,645	—
Consumer	86	12	1	99	9,235	9,334	86
Total gross loans and leases	$1,921	$125	$1,511	$3,557	$1,620,787	$1,624,344	$3,093

(1)	As of June 30, 2018 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$74,256	$74,256	$—
Other construction/land	20	—	—	20	58,759	58,779	77
1-4 family - closed end	125	—	895	1,020	203,746	204,766	871
Equity lines	466	—	203	669	61,921	62,590	922
Multi-family residential	—	—	—	—	42,930	42,930	—
Commercial real estate - owner occupied	1,270	—	—	1,270	262,177	263,447	236
Commercial real estate - non-owner occupied	—	—	—	—	379,432	379,432	123
Farmland	—	—	—	—	140,516	140,516	293
Total real estate	1,881	—	1,098	2,979	1,223,737	1,226,716	2,522

Agricultural	—	—	—	—	46,796	46,796	—
Commercial and industrial	730	496	1,172	2,398	133,264	135,662	1,301
Mortgage warehouse lines	—	—	—	—	138,020	138,020	—
Consumer	157	64	46	267	10,359	10,626	140
Total gross loans and leases	$2,768	$560	$2,316	$5,644	$1,552,176	$1,557,820	$3,963

(1)	As of December 31, 2017 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession.  At June 30, 2018, the Company had a total of $13.1 million in TDRs, including $1.1 million in TDRs that were on non-accrual status.  Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms.  However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification.  Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status.  Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease.  The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended June 30, 2018
	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—
Equity lines	295	504	—	799
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans	295	504	—	799
Commercial and industrial	63	25	225	313
Consumer loans	—	—	—	—
Total	$358	$529	$225	$1,112

	Three months ended June 30, 2017
	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	43	43
Equity lines	322	—	—	322
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans	322	—	43	365
Commercial and industrial	15	—	—	15
Consumer loans	—	—	—	—
Total	$337	$—	$43	$380

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Six months ended June 30, 2018

	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—
Equity lines	363	504	—	867
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans	363	504	—	867
Commercial and industrial	63	25	225	313
Consumer loans	—	—	—	—
	$426	$529	$225	$1,180

	Six months ended June 30, 2017
	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	90	90
Equity lines	603	—	—	603
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans	603	—	90	693
Commercial and industrial	15	—	—	15
Consumer loans	—	—	—	—
	$618	$—	$90	$708

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended June 30, 2018

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	6	799	799	4	10
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		799	799	4	10

Commercial and industrial	3	313	313	—	26
Consumer loans	0	—	—	—	—
Total		$1,112	$1,112	$4	$36

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended June 30, 2017

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	2	43	43	30	30
Equity lines	3	322	322	78	6
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		365	365	108	36

Commercial and industrial	1	15	15	—	—
Consumer loans	0	—	—	—	—
Total		$380	$380	$108	$36

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Six months ended June 30, 2018

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	7	867	867	4	12
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		867	867	4	12

Commercial and industrial	3	313	313	—	26
Consumer loans	0	—	—	—	—
		$1,180	$1,180	$4	$38

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Six months ended June 30, 2017

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	3	90	90	32	32
Equity lines	5	603	603	82	27
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		693	693	114	59

Commercial and industrial	1	15	15	—	—
Consumer loans	0	—	—	—	—
		$708	$708	$114	$59

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the six-month periods ended June 30, 2018 and 2017.

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

Our acquisition of Santa Clara Valley Bank in 2014 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	June 30, 2018
	Unpaid Principal Balance	Carrying Value
Real estate secured	$144	$33
Commercial and industrial	—	—
Total purchased credit impaired loans	$144	$33

	December 31, 2017
	Unpaid Principal Balance	Carrying Value
Real estate secured	$148	$17
Commercial and industrial	—	—
Total purchased credit impaired loans	$148	$17

An allowance for loan losses totaling $112,000 was allocated for PCI loans as of June 30, 2018, as compared to $131,000 at December 31, 2017.  There was no discount accretion recorded on PCI loans during the six months ended June 30, 2018.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated.  Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such.  Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $988,000 at June 30, 2018 and $957,000 at December 31, 2017.

Impaired Loans
(dollars in thousands, unaudited)
	June 30, 2018
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$620	$464	$47	$717	$22
1-4 family - closed-end	3,015	3,015	67	3,128	88
Equity lines	4,816	4,763	518	4,954	101
Multi-family residential	381	381	26	396	10
Commercial real estate- owner occupied	873	781	160	881	20
Commercial real estate- non-owner occupied	1,646	1,499	3	1,823	54
Total real estate	11,351	10,903	821	11,899	295
Agricultural	—	—	—	—	—
Commercial and industrial	2,033	1,851	901	2,244	21
Consumer loans	776	766	136	933	32
Subtotal	14,160	13,520	1,858	15,076	348
With no related allowance recorded
Real estate:
Other construction/land	25	25	—	32	—
1-4 family - closed-end	879	825	—	943	1
Equity lines	396	290	—	415	1
Commercial real estate- owner occupied	160	108	—	149	—
Commercial real estate- non-owner occupied	10	—	—	17	—
Farmland	32	32	—	48	—
Total real estate	1,502	1,280	—	1,604	2
Agricultural	—	—	—	—	—
Commercial and industrial	155	125	—	374	—
Consumer loans	191	47	—	267	—
Subtotal	1,848	1,452	—	2,245	2
Total	$16,008	$14,972	$1,858	$17,321	$350

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans
(dollars in thousands, unaudited)
	December 31, 2017
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$678	$523	$30	$768	$44
1-4 family - closed-end	4,061	4,054	109	4,042	226
Equity lines	4,546	4,446	405	4,711	154
Multi-family residential	390	391	29	410	24
Commercial real estate- owner occupied	926	801	151	948	44
Commercial real estate- non-owner occupied	1,724	1,576	4	1,914	111
Total real estate	12,325	11,791	728	12,793	603
Agricultural	—	—	—	—	—
Commercial and industrial	917	917	188	1,576	83
Consumer loans	1,210	1,201	237	1,433	96
Subtotal	14,452	13,909	1,153	15,802	782
With no related allowance recorded
Real estate:
Other construction/land	28	28	—	34	—
1-4 family - closed-end	885	665	—	746	2
Equity lines	206	178	—	208	—
Commercial real estate- owner occupied	117	117	—	157	—
Commercial real estate- non-owner occupied	10	—	—	25	—
Farmland	293	293	—	327	—
Total real estate	1,539	1,281	—	1,497	2
Agricultural	—	—	—	—	—
Commercial and industrial	1,158	1,147	—	1,433	—
Consumer loans	230	76	—	317	—
Subtotal	2,927	2,504	—	3,247	2
Total	$17,379	$16,413	$1,153	$19,049	$784

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral.   If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage.  If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required.  At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available.  We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends.  Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required.  The specific loss allowance is adjusted, as necessary, once a new appraisal is received.  Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired, and current appraisals were available or in process for virtually all of the Company’s impaired real estate loan balances at June 30, 2018.  Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss.  All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable.  Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired.  Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics.  At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings.  While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience.  Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date.  Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values.  Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries.  Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.  The total general reserve established for probable incurred losses on unimpaired loans was $7.279 million at June 30, 2018.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended June 30, 2018.  As we add new products and expand our geographic coverage, and as the regulatory and economic environments change, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces.  We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.  In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes.  Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	Three months ended June 30, 2018
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,836	$226	$2,905	$1,002	$22	$8,991
Charge-offs	(104)	—	(68)	(523)	—	(695)
Recoveries	252	—	17	271	—	540
Provision	165	63	(228)	310	(10)	300
Ending balance	$5,149	$289	$2,626	$1,060	$12	$9,136

	Six months ended June 30, 2018
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,786	$208	$2,772	$1,231	$46	$9,043
Charge-offs	(130)	—	(101)	(1,088)	—	(1,319)
Recoveries	316	—	45	551	—	912
Provision	177	81	(90)	366	(34)	500
Ending balance	$5,149	$289	$2,626	$1,060	$12	$9,136

Reserves:
Specific	$821	$—	$901	$136	$—	$1,858
General	4,328	289	1,725	924	12	7,278
Ending balance	$5,149	$289	$2,626	$1,060	$12	$9,136

Loans evaluated for impairment:
Individually	$12,183	$—	$1,976	$813	$—	$14,972
Collectively	1,326,133	53,339	221,379	8,521	—	1,609,372
Ending balance	$1,338,316	$53,339	$223,355	$9,334	$—	$1,624,344

	Year ended December 31, 2017
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$3,548	$209	$4,279	$1,208	$457	$9,701
Charge-offs	(101)	(154)	(669)	(2,161)	—	(3,085)
Recoveries	2,235	5	310	1,017	—	3,567
Provision	(896)	148	(1,148)	1,167	(411)	(1,140)
Ending balance	$4,786	$208	$2,772	$1,231	$46	$9,043

Reserves:
Specific	$728	$—	$188	$237	$—	$1,153
General	4,058	208	2,584	994	46	7,890
Ending balance	$4,786	$208	$2,772	$1,231	$46	$9,043

Loans evaluated for impairment:
Individually	$13,072	$—	$2,064	$1,277	$—	$16,413
Collectively	1,213,644	46,796	271,618	9,349	—	1,541,407
Ending balance	$1,226,716	$46,796	$273,682	$10,626	$—	$1,557,820

Note 13 – Revenue Recognition

The Company utilizes the guidance found in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), when accounting for certain non-interest income.  The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Sufficient information should be provided to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company’s revenue streams that are within the scope of and accounted for under Topic 606 include service charges on deposit accounts, debit card interchange fees, and fees levied for other services the Company provides its customers.  The guidance does not apply to revenue associated with financial instruments such as loans and investments, and other non-interest income such as loan servicing fees and earnings on bank-owned life insurance, which are accounted for under other provisions of GAAP.  In total, approximately 82% of the Company’s revenue was outside of the scope of the ASC 606 as of June 30, 2018.

Detailed information concerning the Company’s components of non-interest income is provided as follows:

•

Service charges and fees on deposit accounts – This line item is comprised of periodic service charges on deposit accounts and transaction based fees such as those related to overdrafts, ATM charges, currency orders and wire transfers.  Performance obligations for periodic service charges on deposit accounts are typically short term in nature and are generally satisfied on a monthly basis, while performance obligations for other transaction based fees are typically satisfied at a point in time (which may consist of only a few moments to perform the service or transaction) with no further obligations on behalf of the Bank to the customer.  Periodic service charges are generally collected at the end of monthly statement cycles by directly charging customer deposit accounts, while transaction based service charges are typically collected at the time of or soon after the service is performed.  Service charges on deposit accounts and other service fee income are accounted for under ASC 606.  Those charges totaled $3.5 million, or 12.6% of total revenues for the second quarter and $7.0 million, or 12.7% for the first half of 2018.

•

Debit card interchange fee income – This income consists of transaction processing fees associated with customer debit card transactions processed through a payment network.  The related performance obligations are generally satisfied when the customer transactions which generate the fee are processed.  Debit card interchange income is accounted for under ASC 606.  It totaled $1.5 million, or 5.3% of total revenues for the second quarter and $2.9 million, or 5.2% for the first half of 2018.

•

Earnings on bank-owned life insurance (“BOLI”) – BOLI income represents the periodic increase in the net cash surrender value of BOLI policies.  This revenue stream is excluded from the scope of ASC 606, and is instead accounted for under ASC 325-30.  BOLI income totaled $423,000, or 1.5% of total revenues for the second quarter and $626,000, or 1.1% for the first half of 2018.

•

Other income/(expenses), net – This line item generally includes loan servicing income, dividends on restricted stock, partnership income/(expenses) and other miscellaneous fees which are not within the scope of ASC 606.  Net (expenses)/revenue included in other income that are accounted for under other applicable GAAP totaled $(22,000), or approximately (0.1)% of total revenues for the second quarter and $47,000, or approximately 0.1% for the first half of 2018.

With regard to non-interest income associated with customer contracts, the Company has determined that transaction prices are fixed and performance obligations are satisfied as services are rendered, thus there is little or no judgment involved in the timing of revenue recognition under contracts that are within the scope of ASC 606.

Note 14 – Recent Developments

On October 1, 2017, the Company acquired 100% of the outstanding common shares of Ojai Community Bancorp, parent company to Ojai Community Bank (collectively referred to herein as “Ojai”), in exchange for $809,000 in cash and 1,376,431 shares of Sierra Bancorp stock.  Immediately thereafter, Ojai Community Bank was merged into Bank of the Sierra.  At the time of the acquisition, the fair value of Ojai’s loans and deposits totaled $218 million and $231 million, respectively.  In accordance with GAAP, the Company also recorded $18.5 million of goodwill and a $3.5 million core deposit intangible in connection with the transaction.  The core deposit intangible is being amortized on a straight line basis over eight years.  The conversion of Ojai’s core banking system to Bank of the Sierra’s core system took place on November 3, 2017.

Furthermore, on November 3, 2017 the Company acquired the Woodlake branch of Citizen’s Business Bank.  Woodlake branch deposits totaled approximately $27 million at the acquisition date, consisting largely of non-maturity deposits.  The acquisition also included the purchase of the Woodlake branch building, the real property on which the building is located, and certain other equipment and fixed assets at their aggregate fair value of $500,000.  In accordance with GAAP, the Company recorded $625,000 of goodwill and a $486,000 core deposit intangible in connection with the transaction.  The core deposit intangible is being amortized on a straight line basis over eight years.

On May 18, 2018, the Company purchased certain deposits of the Lompoc branch (located in Santa Barbara County) of Community Bank of Santa Maria. The purchase also included the Lompoc branch building, the real property on which the building is located, and certain other equipment and fixed assets at their aggregate fair value of $1.7 million. The Lompoc branch is now operating as a full-service branch of Bank of the Sierra.  Lompoc branch deposits totaled $38 million at the time of purchase, consisting of $32 million in non-maturity deposits and $6 million in time deposits. In accordance with GAAP, the Company recorded a $1.169 million deposit purchase premium in connection with the transaction and is amortizing that amount on a straight line basis over eight years.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Second Quarter 2018 compared to Second Quarter 2017

Net income for the quarter ended June 30, 2018 was $7.992 million, an increase of $2.790 million, or 54%, relative to net income of $5.202 million for the quarter ended June 30, 2017.  Basic and diluted earnings per share for the second quarter of 2018 were both

$0.52, compared to $0.38 basic earnings per share and $0.37 diluted earnings per share for the second quarter of 2017.  The Company’s annualized return on average equity was 12.44% and annualized return on average assets was 1.34% for the quarter ended June 30, 2018, compared to 9.75% and 1.02%, respectively, for the quarter ended June 30, 2017.  The primary drivers behind the variance in second quarter net income are as follows:

•

Net interest income increased by $4.960 million, or 28%, due to growth in average interest-earning assets totaling $311 million, or 17%, and an increase of 31 basis points in our net interest margin for the comparative quarters.  Organic growth was a factor in the increase in average earning assets, but the comparative results were also materially affected by our acquisition of Ojai Community Bank in the fourth quarter of 2017.  Our net interest margin improvement reflects the fact that loan yields have increased more rapidly than deposit rates as market interest rates have gone up, as well as the fact that our acquisition resulted in strong growth in loans relative to lower-yielding investment balances.

•

Total non-interest expense increased by $2.203 million, or 15%, due to ongoing operating costs associated with our recent acquisitions as well as costs for de novo branch offices that commenced operations in 2017, net of a $713,000 nonrecurring gain on the sale of OREO in the second quarter of 2018.

•

While pre-tax income increased by 36%, net income reflects a higher percentage increase due to a lower corporate income tax rate in 2018.  The Company’s provision for income taxes declined to 25% of pre-tax income in the second quarter of 2018 from 33% in the second quarter of 2017.

First Half 2018 compared to First Half 2017

Net income for the first half of 2018 was $14.702 million, an increase of $4.948 million, or 51%, relative to net income of $9.754 million for the first half of 2017.  Basic and diluted earnings per share for the first half of 2018 were $0.96 and $0.95, respectively, compared to $0.71 and $0.70 basic and diluted earnings per share, respectively, for the first half of 2017.  The Company’s annualized return on average equity was 11.53% and annualized return on average assets was 1.25% for the six months ended June 30, 2018, compared to a return on equity of 9.31% and return on assets of 0.98% for the six months ended June 30, 2018.  The primary drivers behind the variance in year-to-date net income are as follows:

•	Net interest income increased $9.837 million, or 28%, due to the positive impact of a $319 million increase in average interest-earning assets and a 30 basis point increase in our net interest margin.
•	The Company recorded a $500,000 provision for loan losses in the first half of 2018, relative to a $300,000 provision in 2017.
•

Total non-interest expense increased by $4.389 million, or 14%, due in large part to recent acquisitions and branch openings and higher nonrecurring acquisition costs, partially offset by the OREO gain noted above; other significant variances are detailed below.

•	The Company’s provision for income taxes was 24% of pre-tax income for the first half of 2018 relative to 31% for the first half of 2017.

Financial Condition Summary

June 30, 2018 relative to December 31, 2017

The Company’s assets totaled $2.425 billion at June 30, 2018, relative to $2.340 billion at December 31, 2017.  Total liabilities were $2.165 billion at June 30, 2018 compared to $2.084 billion at the end of 2017, and shareholders’ equity totaled $260 million at June 30, 2018 compared to $256 million at December 31, 2017.  The following provides a summary of key balance sheet changes during the first six months of 2018:

•

Cash and due from banks was up $15 million, or 21%, due to an $8 million increase in our interest-earning balance held at the Federal Reserve Bank and a $7 million increase in other clearing-related balances.

•

Gross loans increased by $67 million, or 4%, due to strong growth in real estate loans and agricultural production loans that was partially offset by reductions of $42 million, or 31%, in mortgage warehouse loans and $8 million in commercial loans.

•

Total nonperforming assets, consisting of non-accrual loans and foreclosed assets, were reduced by over $4 million, or 45%.  The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 0.32% at June 30, 2018, compared to 0.60% at December 31, 2017.

•

Deposit balances reflect growth of $100 million, or 5%, inclusive of Lompoc branch deposits which totaled $38 million on the acquisition date of May 18, 2018, and seasonal increases in commercial deposits.

•

Junior subordinated debentures increased slightly from accretion of the discount on trust-preferred securities gained in the Coast acquisition, but other borrowings were reduced by $13 million, or 43%.

•

Total capital was $260 million at June 30, 2018, reflecting a slight increase relative to year-end 2017 due to capital from stock options exercised and the addition of income, net of dividends paid and a $6.2 million increase in our accumulated other comprehensive loss.  Our consolidated total risk-based capital ratio was 15.20% at June 30, 2018 as compared to 15.32% at December 31, 2017, and our regulatory capital ratios remain strong relative to peer banks.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $4.960 million, or 28%, for the second quarter of 2018 relative to the second quarter of 2017, and by $9.837 million, or 28%, for the first half of 2018 in comparison to the first half of 2017.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income can also be impacted by nonrecurring items, as discussed in greater detail below.

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

Average Balances and Rates
(dollars in thousands, unaudited)
	For the three months ended			For the three months ended
	Ended June 30, 2018			Ended June 30, 2017
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$13,080	$61	1.84%	$53,965	$139	1.02%
Taxable	424,446	2,300	2.14%	435,935	2,141	1.94%
Non-taxable	141,224	1,018	3.61%	131,972	932	4.30%
Equity	—	—	—	1,535	6	1.55%
Total investments	578,750	3,379	2.49%	623,407	3,218	2.36%

Loans and Leases:(3)
Real estate	1,325,251	17,800	5.39%	969,925	12,207	5.05%
Agricultural	53,867	753	5.61%	50,942	620	4.88%
Commercial	124,320	1,489	4.80%	116,719	1,577	5.42%
Consumer	9,760	297	12.21%	11,577	307	10.64%
Mortgage warehouse lines	89,633	1,126	5.04%	97,191	1,077	4.44%
Other	2,503	39	6.25%	3,309	49	5.94%
Total loans and leases	1,605,334	21,504	5.37%	1,249,663	15,837	5.08%
Total interest earning assets (4)	2,184,084	24,883	4.62%	1,873,070	19,055	4.19%
Other earning assets	10,436			8,689
Non-earning assets	205,446			156,643
Total assets	$2,399,966			$2,038,402

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$139,546	$109	0.31%	$157,482	$122	0.31%
NOW	422,619	116	0.11%	374,304	104	0.11%
Savings accounts	301,528	80	0.11%	228,859	58	0.10%
Money market	153,143	37	0.10%	118,172	23	0.08%
CDAR's	—	—	—	—	—	—
Certificates of deposit, under $100,000	81,419	136	0.67%	72,736	67	0.37%
Certificates of deposit, $100,000 or more	299,359	1,116	1.50%	268,706	494	0.74%
Total interest bearing deposits	1,397,614	1,594	0.46%	1,220,259	868	0.29%
Borrowed Funds:
Federal funds purchased	7	—	—	3	—	—
Repurchase agreements	15,727	16	0.41%	10,229	10	0.39%
Short term borrowings	7,985	37	1.86%	1	—	—
TRUPS	34,651	436	5.05%	34,475	337	3.92%
Total borrowed funds	58,370	489	3.36%	44,708	347	3.11%
Total interest bearing liabilities	1,455,984	2,083	0.57%	1,264,967	1,215	0.39%
Demand deposits - non-interest bearing	656,486			533,570
Other liabilities	29,786			25,945
Shareholders' equity	257,710			213,920
Total liabilities and shareholders' equity	$2,399,966			$2,038,402

Interest income/interest earning assets			4.62%			4.19%
Interest expense/interest earning assets			0.38%			0.26%
Net interest income and margin(5)		$22,800	4.24%		$17,840	3.93%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate for 2018 and a 35% rate for 2017.
(3)

Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $324 thousand and $67 thousand for the quarters ended June 30, 2018 and 2017.

(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(dollars in thousands, unaudited)
	For the six months ended			For the six months ended
	June 30, 2018			June 30, 2017
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$21,730	$180	1.65%	$55,304	$255	0.92%
Taxable	424,760	4,638	2.17%	430,380	4,149	1.92%
Non-taxable	141,399	2,034	3.62%	124,055	1,737	4.28%
Equity	—	—		1,569	11	1.39%
Total investments	587,889	6,852	2.50%	611,308	6,152	2.31%

Loans and Leases:(3)
Real estate	1,290,119	34,444	5.38%	948,845	23,814	5.06%
Agricultural	52,009	1,411	5.47%	49,235	1,176	4.82%
Commercial	125,810	2,869	4.60%	118,388	3,076	5.24%
Consumer	10,125	590	11.75%	11,835	654	11.14%
Mortgage warehouse lines	86,508	2,103	4.90%	93,630	1,995	4.30%
Other	2,756	91	6.66%	3,145	91	5.83%
Total loans and leases	1,567,327	41,508	5.34%	1,225,078	30,806	5.07%
Total interest earning assets (4)	2,155,216	48,360	4.58%	1,836,386	36,958	4.16%
Other earning assets	10,316			8,598
Non-earning assets	203,433			155,948
Total assets	$2,368,965			$2,000,932

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$128,250	$197	0.31%	$146,162	$223	0.31%
NOW	415,946	233	0.11%	371,474	206	0.11%
Savings accounts	297,644	155	0.11%	225,174	121	0.11%
Money market	158,951	79	0.10%	119,264	45	0.08%
CDAR's	—	—	—	64	—	—
Certificates of deposit, under $100,000	81,558	244	0.60%	73,714	124	0.34%
Certificates of deposit, $100,000 or more	296,704	2,004	1.36%	268,298	838	0.63%
Total interest bearing deposits	1,379,053	2,912	0.43%	1,204,150	1,557	0.26%
Borrowed Funds:
Federal funds purchased	8	—	—	3	—	—
Repurchase agreements	12,783	25	0.39%	9,199	18	0.39%
Short term borrowings	4,484	41	1.84%	820	3	0.74%
TRUPS	34,628	822	4.79%	34,451	657	3.85%
Total borrowed funds	51,903	888	3.45%	44,473	678	3.07%
Total interest bearing liabilities	1,430,956	3,800	0.54%	1,248,623	2,235	0.36%
Demand deposits - non-interest bearing	650,041			514,718
Other liabilities	30,855			26,379
Shareholders' equity	257,113			211,212
Total liabilities and shareholders' equity	$2,368,965			$2,000,932

Interest income/interest earning assets			4.58%			4.16%
Interest expense/interest earning assets			0.36%			0.24%
Net interest income and margin(5)		$44,560	4.22%		$34,723	3.92%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate for 2018 and a 35% rate for 2017.
(3)

Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $463 thousand and $80 thousand for the quarters ended June 30, 2018 and 2017.

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

Volume & Rate Variances
(dollars in thousands, unaudited)
	Three months ended June 30,			Six months ended June 30,
	2018 over 2017			2018 over 2017
	Increase (decrease) due to			Increase (decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$(105)	$27	$(78)	$(155)	$80	$(75)
Taxable	(56)	215	159	(54)	543	489
Non-taxable	65	21	86	243	54	297
Equity	(6)	—	(6)	(11)	—	(11)
Total investments	(102)	263	161	23	677	700
Loans and Leases:
Real estate	4,472	1,121	5,593	8,565	2,065	10,630
Agricultural	36	97	133	66	169	235
Commercial	103	(191)	(88)	193	(400)	(207)
Consumer	(48)	38	(10)	(94)	30	(64)
Mortgage warehouse	(84)	133	49	(152)	260	108
Other	(12)	2	(10)	(11)	11	—
Total loans and leases	4,467	1,200	5,667	8,567	2,135	10,702
Total interest earning assets	$4,365	$1,463	$5,828	$8,590	$2,812	$11,402
Liabilities
Interest Bearing Deposits:
Demand deposits	$(14)	1	$(13)	$(27)	$1	$(26)
NOW	13	(1)	12	25	2	27
Savings accounts	18	4	22	39	(5)	34
Money market	7	7	14	15	19	34
Certificates of deposit, under $100,000	8	61	69	13	107	120
Certificates of deposit, $100,000 or more	56	566	622	89	1,077	1,166
Total interest bearing deposits	88	638	726	154	1,201	1,355
Borrowed Funds:
Repurchase agreements	5	1	6	7	—	7
Short term borrowings	—	37	37	13	25	38
TRUPS	2	97	99	3	162	165
Total borrowed funds	7	135	142	23	187	210
Total interest bearing liabilities	95	773	868	177	1,388	1,565
Net interest income	$4,270	$690	$4,960	$8,413	$1,424	$9,837

The volume variance calculated for the second quarter of 2018 relative to the second quarter of 2017 was a favorable $4.270 million due to an increase of $311 million, or 17%, in the average balance of interest-earning assets, resulting from the impact of acquisitions and organic growth in loans less a $45 million drop in the average balance of investments.  There was also a favorable rate variance of $690,000 for the comparative quarters, as the weighted average yield on interest-earning assets was up by 43 basis points while the weighted average cost of interest-bearing liabilities increased by only 18 basis points.  Investment yields have been increasing due to the current rising rate environment, and in response to limited investment portfolio restructuring which took place in the latter part of 2017.  Loan yields have risen due to the impact of higher short-term interest rates on variable-rate loans, and a relatively large volume of new fixed-rate loans booked at higher interest rates.  Rates paid on non-maturity deposits increased marginally for the comparative periods, but the weighted average cost of interest-bearing liabilities went up primarily because of higher rates paid on time deposits and adjustable-rate trust-preferred securities (“TRUPS”).  Net interest income benefited from our net interest position, or the difference between interest-earning assets and interest-bearing liabilities, as the yield increase on earning assets was applied to a much higher balance than the rate change for interest-bearing liabilities.  Furthermore, there was a favorable shift within interest-earning assets, with the average balance of loans increasing by 28% relative to a net decline of 7% in the average balance of lower-yielding investments.  The comparative results can also be impacted by nonrecurring interest items such as interest recoveries on non-accrual loans, interest reversals for loans placed on non-accrual status, accelerated fee recognition  and prepayment penalties for premature loan payoffs, and late fees.  Significant nonrecurring interest items totaled $125,000 in the second quarter of 2018 relative to $83,000 in the second quarter of 2017.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 4.24% in the second quarter of 2018, up 31 basis points relative to the second quarter of 2017 primarily as the result of higher loan and investment yields.  Discount accretion on loans from whole-bank acquisitions enhanced our net interest margin by approximately 11 basis points in the second quarter of 2018, as compared to five basis points in the second quarter 2017.

Net interest income in the first half of 2018 relative to the first half of 2017 reflects a favorable variance of $8.413 million attributable to volume changes, and a favorable rate variance of $1.424 million.  The volume variance for the half was due primarily to an increase of $319 million, or 17%, in average interest-earning assets.  The rate variance is largely the result of a 42 basis point increase in our average yield on earning assets relative to an increase of 18 basis points in our average cost of interest-bearing liabilities.  Nonrecurring interest income had a minimal impact on the difference in year-to-date results, totaling $227,000 for the first six months of 2018 and $219,000 and for the first six months of 2017.  The Company’s net interest margin for the first half of 2018 was 4.22%, as compared to 3.92% in the first half of 2017.  Discount accretion on loans from whole-bank acquisitions enhanced our net interest margin by approximately eight basis points in the first half of 2018 as compared to six basis points in the first half 2017.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses.  We recorded a $300,000 provision for loan losses in the second quarters of both 2018 and 2017, with the provision in the second quarter of 2018 used primarily to bolster our allowance for loan and lease losses subsequent to growth in outstanding performing loan balances.  Our provision for loan and leases losses totaled $500,000 for the first six months of 2018 relative to $300,000 for the first six months of 2017, with the year-to-date 2018 provision utilized in part to enhance specific reserves on impaired loans.  Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance.  The Company recorded $155,000 in net loan balances charged off in the second quarter of 2018 relative to $658,000 in the second quarter of 2017, and net charge-offs were $407,000 in the first six months of 2018 relative to $771,000 in the first six months of 2017.

With the loan loss provision recorded thus far in 2018, we have been able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio.  The need for reserve replenishment via a loan loss provision has been minimized in recent periods for the following reasons:  all of our acquired loans were booked at their fair values at acquisition, and thus did not initially require a loan loss allowance; charge-offs have primarily been recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; loss rates for most loan types have been declining, thus having a positive impact on general reserves required for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.

The Company’s policies for monitoring the adequacy of the allowance, determining loan balances that should be charged off, and other detailed information with regard to changes in the allowance are discussed in Note 12 to the consolidated financial statements, and below under “Allowance for Loan and Lease Losses.”  The process utilized to establish an appropriate allowance for loan and lease losses can result in a high degree of variability in the Company’s loan loss provision, and consequently in our net earnings.

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three- and six-month periods ended June 30, 2018 and 2017:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the three months ended June 30,				For the six months ended June 30,
NON-INTEREST INCOME:	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
Service charges on deposit accounts	$3,027	55.76%	$2,776	51.75%	$5,974	56.56%	$5,348	50.94%
Other service charges, commissions & fees	2,225	40.98%	2,212	41.24%	4,375	41.43%	4,245	40.44%
Gains on securities	—	0.00%	58	1.08%	—	0.00%	66	0.63%
Bank owned life insurance	423	7.79%	358	6.67%	626	5.93%	811	7.73%
Other	(246)	-4.53%	(40)	-0.74%	(412)	-3.92%	28	0.26%
Total non-interest income	$5,429	100.00%	$5,364	100.00%	$10,563	100.00%	$10,498	100.00%
As a % of average interest-earning assets (1)		1.00%		1.15%		0.99%		1.15%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$8,997	52.02%	$7,253	48.06%	$18,180	51.68%	$15,138	49.16%
Occupancy costs
Furniture & equipment	608	3.52%	562	3.72%	1,234	3.51%	1,247	4.05%
Premises	1,843	10.66%	1,673	11.09%	3,565	10.13%	3,308	10.74%
Advertising and marketing costs	689	3.98%	605	4.01%	1,310	3.72%	1,123	3.65%
Data processing costs	1,284	7.42%	1,071	7.10%	2,555	7.26%	2,009	6.52%
Deposit services costs	1,355	7.84%	1,178	7.81%	2,593	7.37%	2,111	6.86%
Loan services costs
Loan processing	245	1.42%	189	1.25%	566	1.61%	439	1.43%
Foreclosed assets	(574)	-3.32%	23	0.15%	(346)	-0.98%	164	0.53%
Other operating costs
Telephone & data communications	432	2.50%	450	2.98%	759	2.16%	873	2.84%
Postage & mail	235	1.36%	221	1.46%	511	1.45%	479	1.56%
Other	442	2.56%	283	1.88%	769	2.19%	532	1.71%
Professional services costs
Legal & accounting	533	3.08%	511	3.39%	965	2.74%	933	3.03%
Acquisition costs	151	0.87%	166	1.10%	437	1.24%	161	0.52%
Other professional service	653	3.78%	442	2.93%	1,232	3.50%	1,326	4.31%
Stationery & supply costs	344	1.98%	305	2.02%	665	1.89%	633	2.06%
Sundry & tellers	57	0.33%	159	1.05%	186	0.53%	316	1.03%
Total non-interest expense	$17,294	100.00%	$15,091	100.00%	$35,181	100.00%	$30,792	100.00%
As a % of average interest-earning assets (1)		3.18%		3.23%		3.29%		3.36%
Efficiency Ratio (2)	60.44%		63.30%		63.01%		66.18%

(1)	Annualized
(2)	Tax Equivalent

Total non-interest income increased by $65,000, or 1%, for the second quarter of 2018 over the second quarter of 2017, and was also up $65,000 for the first half of 2018 relative to the first half of 2017.  Service charges on deposits increased for both the quarter and year-to-date comparisons, but those increases were largely offset by a drop in other non-interest income and, for the year-to-date period, lower income on bank-owned life insurance (BOLI).  Total non-interest income was an annualized 1.00% of average interest-earning assets in the second quarter of 2018 relative to 1.15% in the second quarter of 2017, and 0.99% for the first six months of 2018 relative to 1.15% for the first six months of 2017.

Service charges on deposit accounts increased by $251,000, or 9%, in the second quarter of 2018 relative to the second quarter of 2017 and by $626,000, or 12%, for the comparative year-to-date periods due to fees earned on a higher number of deposit accounts, a higher level of commercial account activity, fee increases for some higher-risk commercial accounts, and the reclassification of certain income from other non-interest income to deposit service charges for 2018.  The reclassification consisted of approximately $100,000 in fees for the second quarter, and $200,000 in fees for the first six months of 2018.  The Company’s ratio of deposit service charge income to total non-interest income increased to 56% in the second quarter of 2018 from 52% in the second quarter of 2017, and to 57% for the first six months of 2018 from 51% for the first six months of 2017.  Other service charges, commissions, and fees increased by only $13,000, or 1%, for the second quarter and $130,000, or 3%, for the year-to-date comparison, since the aforementioned income reclassification largely offset a higher level of debit card interchange fees.  There were no gains on investment securities for the second quarter or first half of 2018, as compared to $58,000 in the second quarter of 2017 and $66,000 in the first half of 2017.

BOLI income increased by $65,000, or 18%, in the second quarter of 2018 relative to the second quarter of 2017, but fell by $185,000, or 23%, for the year-to-date comparison.  BOLI income is derived from two types of policies owned by the Company, namely “separate account” and “general account” life insurance, and the changes in BOLI income in 2018 relative to 2017 are due in large part to fluctuations in separate account BOLI income.  The Company had $7.0 million invested in separate account BOLI at June 30, 2018, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers.  Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals).  Gains on separate account BOLI totaled $176,000 in the second quarter of 2018 relative to $116,000 in the second quarter of 2017, for an increase of $60,000 for the quarter, and were $136,000 for the first six months of 2018 as compared to $321,000 for the same period in 2017, representing a decline of $185,000 for the year-to-date comparison.  As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their net impact on taxable income tends to be minimal.  The Company’s books also reflect a net cash surrender value of $41.1 million for general account BOLI at June 30, 2018.  General account BOLI generates income that helps offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits.  Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent.

The “Other” category under non-interest income reflects absolute declines of $206,000 for the quarter and $440,000 for the year-to-date comparison.  This line item includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock (including dividends on our equity investment in the Federal Home Loan Bank), and other miscellaneous income.  The largest impact on the unfavorable variances, however, came from a higher level of amortization expense associated with our investments in low-income housing tax credit funds and other limited partnership investments, which is netted against other non-interest income.  This expense increased by $168,000 for the quarter and $335,000 for the first six months, because of additional investments entered into in 2017 and amortization adjustments.

Total operating expense, or non-interest expense, increased by $2.203 million, or 15%, in the second quarter of 2018 over the second quarter of 2017 and $4.389 million, or 14%, for the first six months of 2018 relative to the first six months of 2017.  The increase is comprised in large part of ongoing operating costs incidental to our acquisitions and de novo branch expansion.  Nonrecurring acquisition costs were also incurred during the comparative periods, totaling $151,000 in the second quarter of 2018 and $166,000 in the second quarter of 2017, as well as $437,000 for the first six months of 2018 and $161,000 for the first six months of 2017.  Acquisition costs for the second quarter of 2018 are primarily associated with our Lompoc branch acquisition, but year-to-date costs also include residual expenses attributable to Ojai Community Bank and the Woodlake branch.  A significant event which favorably impacted comparative results was a $713,000 gain on the sale of OREO realized in the second quarter of 2018.  Non-interest expense was 3.18% of average earning assets in the second quarter of 2018 relative to 3.23% for the second quarter of 2017, and 3.29% for the first half of 2018 as compared to 3.36% for the first half of 2017.

The largest component of operating expense, namely salaries and employee benefits, increased by $1.744 million, or 24%, in the second quarter of 2018 over the second quarter of 2017, and $3.042 million, or 20%, for the comparative year-to-date periods.  These costs increased due to expenses for employees retained subsequent to our acquisitions, staffing costs for de novo branch offices that commenced operations in 2017, salary adjustments in the normal course of business, costs for non-acquisition related staff additions, and a relatively large increase in group health insurance costs.  Salaries directly related to successful loan originations are deferred and amortized as loan costs over the life of the related loans, which reduces current period compensation expense.  Loan origination salaries that were deferred from current expense totaled $992,000 in the second quarter of 2018 and $1.047 million in the second quarter of 2017, a decline of $55,000 due to variability in successful organic loan origination activity, which had a slight unfavorable impact on the quarterly variance in personnel costs.  For the year-to-date period, however, deferred loan origination salaries totaled $2.032 million in 2018 and $1.890 million in 2017, representing an increase of $142,000, which had a favorable impact on the year-to-date personnel expense variance.  Moreover, employee deferred compensation expense, a component of salaries and benefits which is associated with BOLI income as noted above, contributed a small amount to the expense increase for the comparative quarters but was down slightly for the year-to-date comparison.  As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.  The Company had 565 full-time equivalent employees at June 30, 2018 relative to 497 at June 30, 2017.  Salaries and benefits were 52% of total operating expense in the second quarter of 2018 relative to 48% in the second quarter of 2017, and 52% for the first half of 2018 relative to 49% for the first half of 2017.

Total occupancy expense increased by $216,000, or 10%, in the second quarter of 2018 relative to the second quarter of 2017, and $244,000, or 5%, for the first six months of 2018 in comparison to the same period in 2017, due to occupancy costs associated with a higher number of branches.  For the year-to-date comparison, increases were partially offset by a reduction stemming from non-recurring expenses related to a de novo branch opening in the first quarter of 2017.  Other expense categories also reflect increases due to recurring operating costs connected to the increase in branches, as well as annual expense increases in the normal course of business, higher regulatory assessments resulting from growth in assets, and an increase in amortization expense associated with core deposit intangibles created pursuant to our acquisitions.  Furthermore, expenses for 2018 include the nonrecurring acquisition costs noted above.  Expense increases were partially offset by the previously noted $713,000 gain on the sale OREO in the second quarter of 2018, lower losses from debit card fraud, and for the year-to-date period a drop of $187,000 in directors’ stock option expense.  Stock option expense is lower because options issued to directors in 2018 have a one-year vesting period over which expenses are amortized as opposed to immediate vesting, which was the case for stock options issued in prior years.

The Company’s tax-equivalent overhead efficiency ratio was 60.44% in the second quarter of 2018 relative to 63.30% in the second quarter of 2017, and 63.01% for the first six months of 2018 in comparison to 66.18% for the first six months of 2017.  The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income; the provision for loan losses and investment gains/losses are excluded from the equation.  Our overhead efficiency ratio improved in 2018 due in large part to a higher level of net interest income and the nonrecurring gain on OREO, partially offset by the unfavorable impact of nonrecurring acquisition costs.  A lower federal income tax rate also had a detrimental impact on our overhead efficiency ratio, since gross-up amounts calculated for non-taxable interest income and BOLI income are now lower.  If 2017 marginal tax rates were used when calculating 2018 ratios, our overhead efficiency ratio would have been 82 basis points lower in the second quarter and 80 basis points lower for the first half of 2018.

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

The Company’s provision for income taxes was 25% of pre-tax income in the second quarter of 2018 as compared to 33% in the second quarter of 2017, and was 24% for the first six months of 2018 relative to 31% for the first six months of 2017.  The lower tax accrual rate for 2018 is primarily the result of a lower federal income tax rate.  Our tax accrual rate would have been even higher in the first six months of 2017 if not for our adoption of FASB’s Accounting Standards Update 2016-09 effective January 1, 2017, and the subsequent change in accounting methodology associated with the disqualifying disposition of Company shares issued pursuant to the exercise of incentive stock options.  Prior to January 1, 2017, the favorable tax impact of disqualifying dispositions was recorded directly to equity, whereas it is now reflected in the income statement as an adjustment to our income tax provision.  Disqualifying dispositions had a marginal effect on our tax accrual rate during the first half of 2018, but they occurred at a much higher rate during the first half of 2017 and thus had a more material impact.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  Surplus FRB balances and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Aggregate investments totaled $577 million at June 30, 2018 and $567 million at December 31, 2017, constituting 24% of total assets at both dates.

We had no fed funds sold at the end of the reporting periods, but interest-bearing balances held primarily in our Federal Reserve Bank account increased to $17 million at June 30, 2018 from $9 million at December 31, 2017.  The Company’s investment securities portfolio had a book balance of $560 million at June 30, 2018, reflecting a net increase of $2 million, or less than 1%, for the first six months of 2018.  The Company carries investments at their fair market values.  We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  The expected average life for bonds in our investment portfolio was 4.2 years and their average effective duration was 3.4 years at June 30, 2018, up slightly from an expected average life of 4.0 years and an average effective duration of 3.1 years at year-end 2017.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)
	June 30, 2018		December 31, 2017
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies	$18,413	$17,914	$21,524	$21,326
Mortgage-backed securities	411,822	399,867	399,203	393,802
State and political subdivisions	141,824	142,187	140,909	143,201
Total securities	$572,059	$559,968	$561,636	$558,329

The net unrealized loss on our investment portfolio, or the amount by which aggregate fair market values fell short of amortized cost, was $12 million at June 30, 2018, an increase of $9 million relative to the net unrealized loss of $3 million at December 31, 2017.  The increase was caused by the adverse impact of rising market interest rates on fixed-rate bond values.  The balance of U.S. Government agency securities in our portfolio declined by $3 million, or 16%, during the first six months of 2018 due primarily to bond maturities.  Mortgage-backed securities increased by $6 million, or 2%, due to bond purchases, net of prepayments in the portfolio and changes in fair market values.  Municipal bond balances were down $1 million, or 1%, as declines in market valuations offset the impact of bond purchases. Municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio undergo a detailed quarterly review for potential impairment.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $199 million at June 30, 2018 and $183 million at December 31, 2017, leaving $361 million in unpledged debt securities at June 30, 2018 and $376 million at December 31, 2017.  Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $47 million at June 30, 2018 and $40 million at December 31, 2017.

Loan AND LEASE Portfolio

Gross loans and leases reflect a net increase of $67 million, or 4%, to $1.624 billion at June 30, 2018 from $1.558 billion at December 31, 2017, despite a drop of $42 million in balances outstanding on mortgage warehouse lines.  A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below.  The balances in the table are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.  While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	June 30, 2018	December 31, 2017
Real Estate:
1-4 family residential construction	$86,402	$74,256
Other construction/land	89,804	58,779
1-4 family - closed-end	230,870	204,766
Equity lines	58,651	62,590
Multi-family residential	43,719	42,930
Commercial real estate - owner occupied	268,440	263,447
Commercial real estate - non-owner occupied	418,955	379,432
Farmland	141,475	140,516
Total real estate	1,338,316	1,226,716
Agricultural	53,339	46,796
Commercial and industrial	127,710	135,662
Mortgage warehouse lines	95,645	138,020
Consumer loans	9,334	10,626
Total loans and leases	$1,624,344	$1,557,820
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	5.32%	4.77%
Other construction/land	5.53%	3.77%
1-4 family - closed-end	14.21%	13.14%
Equity lines	3.61%	4.02%
Multi-family residential	2.69%	2.76%
Commercial real estate - owner occupied	16.53%	16.91%
Commercial real estate - non-owner occupied	25.79%	24.36%
Farmland	8.71%	9.02%
Total real estate	82.39%	78.75%
Agricultural	3.28%	3.00%
Commercial and industrial	7.87%	8.71%
Mortgage warehouse lines	5.89%	8.86%
Consumer loans	0.57%	0.68%
Total loans and leases	100.00%	100.00%

For the first six months of 2018, total real estate loans increased by $112 million, or 9%, due to strong organic growth in construction loans and robust growth in loans secured by residential properties and commercial real estate.  The increase in residential loans includes the first quarter bulk purchase of single-family mortgage loans, which had a balance of $11 million at the time of purchase.

Agricultural production loans were also up by $7 million, or 14%, for the first six months of 2018.  As noted, outstanding balances on mortgage warehouse lines fell by $42 million, or 31%, as the utilization rate on mortgage warehouse lines dropped to 25% at June 30, 2018 from 34% at December 31, 2017 and we exited a couple of relationships.  Commercial loan and lease balances reflect a net decline of $8 million, or 6%, since the addition of new commercial lending relationships was more than offset by payoffs in the portfolio, and consumer loan balances were also down by $1 million, or 12%.

Management remains focused on loan growth, which combined with strong economic activity in some of our markets has led to record levels for our pipeline of loans in process of approval in recent periods.  However, we are still experiencing occasional surges in prepayments in addition to significant fluctuations in mortgage warehouse lending, thus no assurance can be provided with regard to future net growth in aggregate loan balances.

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

Nonperforming assets and performing troubled debt restructurings
(dollars in thousands, unaudited)
	June 30, 2018	December 31, 2017	June 30, 2017
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$66	$77	$140
1-4 family - closed-end	804	871	869
Equity lines	430	922	1,715
Commercial real estate - owner occupied	257	236	1,310
Commercial real estate - non-owner occupied	85	123	—
Farmland	32	293	310
TOTAL REAL ESTATE	1,674	2,522	4,344
Agriculture	—	—	—
Commercial and industrial	1,333	1,301	988
Consumer loans	86	140	320
TOTAL NONPERFORMING LOANS	3,093	3,963	5,652

Foreclosed assets	2,112	5,481	2,141
Total nonperforming assets	$5,205	$9,444	$7,793
Performing TDRs (1)	$11,981	$12,413	$13,640
Nonperforming loans as a % of total gross loans and leases	0.19%	0.25%	0.44%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.32%	0.60%	0.60%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $4.239 million, or 45%, during the first six months of 2018, due primarily to the successful disposition of over $3 million in other real estate owned.   The reduction in nonperforming assets also includes a drop of $870,000 in non-accrual loans resulting from net charge-offs, loan payoffs and upgrades.  The $3.1 million balance of nonperforming loans at June 30, 2018 includes $2.1 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming loans and were thus classified as such.  As shown in the table, we also had close to $12.0 million in loans classified as performing TDRs for which we were still accruing interest as of June 30, 2018, a slight reduction relative to December 31, 2017.

Foreclosed assets had a carrying value of $2.1 million at June 30, 2018, comprised of 11 properties classified as OREO and three mobile homes.  This represents a reduction of $3.4 million relative to year-end 2017 when foreclosed assets totaled $5.5 million, consisting of 13 properties classified as OREO and three mobile homes.  While we had write-downs on OREO totaling $176,000 and sold a few relative small properties during the first six months of 2018, as noted previously the greatest impact came from the sale of a $3.1 million OREO property at a gain of over $700,000 during the second quarter of 2018.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.32% of gross loans and leases plus foreclosed assets at June 30, 2018, down from 0.60% at December 31, 2017 and June 30, 2017.  An action plan is in place for each of our remaining non-accruing loans and foreclosed assets and they are all being actively managed.  Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through periodic provisions for loan and lease losses.  It is maintained at a level that is considered adequate to absorb probable losses on specifically identified impaired loans, as well as probable incurred losses inherent in the remaining loan portfolio.  Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off.

The Company’s allowance for loan and lease losses was $9.1 million at June 30, 2018, a slight increase relative to December 31, 2017.  The increase came from the addition of $500,000 via a loan loss provision, less net charge-offs of $407,000 against the allowance.  Because of growth in our loan portfolio, the allowance for loan and lease losses fell to 0.56% of total loans at June 30, 2018, from 0.58% at December 31, 2017 and 0.71% at June 30, 2017.  The ratio of the allowance to total loans has been trending down in recent periods, as facilitated by the following circumstances:  charge-offs have primarily been recorded against pre-established reserves, alleviating the need for reserve replenishment; acquisition loans were booked at their fair values, and thus did not initially require a loan loss allowance; favorable trends in loan loss rates have had a positive impact on general reserves established for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.  The ratio of the allowance to nonperforming loans was 295.38% at June 30, 2018, relative to 228.19% at December 31, 2017 and 163.31% at June 30, 2017.  A separate allowance of $334,000 for potential losses inherent in unused commitments is included in other liabilities at June 30, 2018.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)
	For the three months	For the three months	For the six months	For the six months	For the year
	ended June 30,	ended June 30,	ended June 30,	ended June 30,	ended December 31,
Balances:	2018	2017	2018	2017	2017
Average gross loans and leases outstanding during period (1)	$1,605,334	$1,249,663	$1,567,327	$1,225,078	$1,318,909
Gross loans and leases outstanding at end of period	$1,624,344	$1,299,239	$1,624,344	$1,299,239	$1,557,820

Allowance for Loan and Lease Losses:
Balance at beginning of period	$8,991	$9,588	$9,043	$9,701	$9,701
Provision charged to expense	300	300	500	300	(1,140)
Charge-offs
Real Estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	—	—
1-4 family - closed-end	—	—	5	7	7
Equity lines	104	50	125	50	58
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	8	—	87	36
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	104	58	130	144	101
Agricultural	—	22	—	22	154
Commercial & industrial loans	68	354	101	384	669
Consumer loans	523	531	1,088	1,046	2,161
Total	$695	$965	$1,319	$1,596	$3,085
Recoveries
Real Estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	5	5
1-4 family - closed-end	3	2	5	5	1,959
Equity lines	19	2	82	4	32
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	230	38	229	38	38
Commercial real estate- non-owner occupied	—	—	—	93	201
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	252	42	316	145	2,235
Agricultural	—	2	—	5	5
Commercial and industrial	17	34	45	195	310
Consumer loans	271	229	551	480	1,017
Total	$540	$307	$912	$825	$3,567
Net loan charge offs (recoveries)	$155	$658	$407	$771	$(482)
Balance at end of period	$9,136	$9,230	$9,136	$9,230	$9,043

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.04%	0.21%	0.05%	0.13%	-0.04%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	0.56%	0.71%	0.56%	0.71%	0.58%
Allowance for Loan Losses to Nonperforming Loans	295.76%	163.31%	295.76%	163.31%	228.19%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	1.70%	7.13%	4.45%	8.35%	-5.33%
Net Loan Charge-offs to Provision for Loan Losses	51.67%	219.33%	81.40%	257.00%	42.28%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As reflected in the table above, the Company recorded loan loss provisions of $300,000 in the second quarters of 2018 and 2017, and provisions totaling $500,000 for the first half of 2018 and $300,000 for the first half of 2017.  Net loans charged off against the allowance totaled $155,000 in the second quarter of 2018 and $658,000 in the second quarter of 2017, while net charge-offs were $407,000 for the first six months of 2018 relative to $771,000 during the first six months of 2017.  Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end.  The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at June 30, 2018 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.  Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  Unused commitments to extend credit totaled $728 million at June 30, 2018 and $692 million at December 31, 2017, although it is not likely that all of those commitments will ultimately be drawn down.  Unused commitments represented approximately 45% of gross loans outstanding at June 30, 2018 and 44% at December 31, 2017.  The Company also had undrawn letters of credit issued to customers totaling $10 million at June 30, 2018 and $9 million at December 31, 2017.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $96 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans that are pledged to the FHLB by the Company.  For more information on the Company’s off-balance sheet arrangements, see Note 8 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions.  Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches and our reserve requirement, among other things, and is subject to significant fluctuations in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank.  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds.  The Company’s balance of non-interest earning cash and due from banks was $68 million at June 30, 2018 relative to $61 million at December 31, 2017, with the increase due primarily to a higher level of cash items in process of collection.  The average balance for the period, which is a better measure for ascertaining trends, was $61 million for the first six months of 2018 relative to an average balance of $53 million for year in 2017.  The increase in the average balance is due to vault cash required for acquired and de novo branches, as well as a larger average volume of cash items in process of collection incidental to an expanding base of deposit customers.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”  Net premises and equipment increased by $794,000, or 3%, for the first six months of 2018, due to addition of the Lompoc branch less depreciation recorded on other fixed assets.  Goodwill was $27 million at June 30, 2018, unchanged for the first six months of 2018, but other intangible assets were up $685,000, or 11%, due to the addition of a core deposit intangible for the Lompoc branch less amortization expense recorded on other core deposit intangibles.  The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has concluded that no impairment exists as of June 30, 2018.  Company owned life insurance, with a balance of $48 million at June 30, 2018, is discussed above in the “Non-Interest Income and Non-Interest Expense” section.

The aggregate balance of “Other assets” was $47.6 million at June 30, 2018 as compared to $44.7 million at December 31, 2017, representing an increase of $2.9 million, or 6%, primarily because of a $3.6 million increase in our deferred tax asset.  At June 30, 2018, the balance of other assets included as its largest components a $10.5 million investment in restricted stock, a net deferred tax asset of $10.1 million, accrued interest receivable totaling $7.9 million, a $7.6 million investment in low-income housing tax credit funds, and a $3.1 million investment in a small business investment corporation.  Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits represent another key balance sheet category impacting the Company’s net interest margin and profitability metrics.  Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity accounts such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates paid by deposit type for the three- and six-month periods ended June 30, 2018 and 2017 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.”  A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented as of the dates indicated in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	June 30, 2018	December 31, 2017
Non-interest bearing demand deposits	$674,283	$635,434
Interest bearing demand deposits	139,531	118,533
NOW	437,523	405,057
Savings	301,322	283,126
Money market	151,736	171,611
Time, under $250,000	181,942	175,336
Time, $250,000 or more	201,585	199,289
Total deposits	$2,087,922	$1,988,386

Percentage of Total Deposits
Non-interest bearing demand deposits	32.30%	31.96%
Interest bearing demand deposits	6.68%	5.96%
NOW	20.95%	20.37%
Savings	14.43%	14.24%
Money market	7.27%	8.63%
Time, under $250,000	8.72%	8.82%
Time, $250,000 or more	9.65%	10.02%
Total	100.00%	100.00%

Deposit balances reflect net growth of $100 million, or 5%, during the first six months of 2018 due to our Lompoc branch acquisition on May 18, 2018, seasonal increases in balances and continued growth in the number of accounts.  Lompoc branch deposits totaled $38 million on the acquisition date, including $32 million in non-maturity deposits and $6 million in time deposits.  For the year-to-date period, non-interest bearing demand deposit balances grew by $39 million, or 6%, interest-bearing demand deposit balances were up $21 million, or 18%, NOW accounts increased by $32 million, or 8%, and savings deposits rose by $18 million, or 6%.  However, part of the growth in those deposit types came from migration out of money market demand deposits, which were down $20 million, or 12%, for the first six months of 2018.  Total time deposits increased by $9 million, or 2%, due largely to an increase in time deposits related to the Lompoc branch acquisition.  Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth.  Our deposit-targeted promotions are still favorably impacting growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although no assurance can be provided with regard to future core deposit increases.

OTHER INTEREST-BEARING LIABILITIES

The Company’s non-deposit borrowings may, at any given time, include fed funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank, advances from the Federal Reserve Bank, securities sold under agreements to repurchase, and/or junior subordinated debentures.  The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.

Total non-deposit interest-bearing liabilities were reduced by $13 million, or 20%, in the first six months of 2018, due to a drop in FHLB borrowings that was partially offset by an increase in customer repurchase agreements.  There were no overnight borrowings from the FHLB at June 30, 2018, down from $22 million at December 31, 2017, and there were no overnight federal funds purchased from other correspondent banks or advances from the FRB on our books at June 30, 2018 or December 31, 2017.  Repurchase agreements totaled $17 million at June 30, 2018 relative to a balance of $8 million at year-end 2017, for an increase of $9 million.  Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  The Company had junior subordinated debentures totaling $34.7 million at June 30, 2018 and $34.6 million December 31, 2017, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.  The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  The balance of other liabilities went down by $6 million, or 19%, during the first six months of 2018 due to a decrease in current taxes payable, a drop in other accrued expenses, and lower balances in clearing accounts.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks and the FHLB totaled $520 million at June 30, 2018.  An additional $57 million in credit is available from the FHLB if the Company were to pledge sufficient collateral and maintain the required amount of FHLB stock.  The Company was also eligible to borrow approximately $71 million at the Federal Reserve Discount Window based on pledged assets at June 30, 2018.  Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of June 30, 2018, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $408 million of the Company’s investment balances, as compared to $415 million at December 31, 2017.  Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $96 million at June 30, 2018 and $86 million at December 31, 2017.  Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 67% and 18%, respectively, at June 30, 2018, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.”  Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were all well within policy guidelines at June 30, 2018.  Strong levels of core deposits and a relatively high balance of liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least six other interest rate scenarios in conducting our rolling 12-month net interest income simulations:  upward shocks of 100, 200, and 300 basis points, and downward shocks of 100, 200, and 300 basis points.  Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time.  We currently utilize an additional upward rate shock scenario of 400 basis points.  Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.  As of June 30, 2018 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$21,191	-$13,908	-$5,869	+$1,484	+$2,893	+$4,240	+$5,332
% Change	-21.48%	-14.10%	-5.95%	+1.50%	+2.93%	+4.30%	+5.41%

Our current simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases with a parallel shift up in the yield curve but a drop in interest rates could have a negative impact.  This profile is consistent with our relatively large balance of less rate-sensitive non-maturity deposits and large volume of variable-rate loans, which contributes to higher net interest income in rising rate scenarios and compression in net interest income in declining rate scenarios.  If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $1.484 million, or 1.50%, relative to a stable interest rate scenario, with the favorable variance continuing to expand as interest rates rise higher.  If interest rates were to decline by 100 basis points, however, net interest income would likely be around $5.869 million lower than in a stable interest rate scenario, for a negative variance of 5.95%.  The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view material interest rate reductions as unlikely in the near term, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas).  When no balance sheet growth is incorporated and a stable interest rate environment is assumed, projected annual net interest income is about $3 million lower than in our standard simulation.  However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from excessive non-maturity deposit runoff and/or unfavorable deposit rate changes in upward rate shock scenarios.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates.  The table below shows estimated changes in the Company’s EVE as of June 30, 2018, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	-$148,149	-$189,475	-$79,403	+$40,704	+$67,456	+$85,191	+$97,215
% Change	-27.62%	-35.33%	-14.80%	+7.59%	+12.58%	+15.88%	+18.12%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve.  While still negative relative to the base case we see a favorable swing in EVE as interest rates drop more than 200 basis points, while the rate of increase in EVE begins to taper off the higher interest rates rise.  This phenomenon is caused by the relative durations of our fixed-rate assets and liabilities, combined with optionality inherent in our balance sheet.  We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates.  Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased.  Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $260.2 million at June 30, 2018, comprised of $111.7 million in common stock, $3.0 million in additional paid-in capital, $154.0 million in retained earnings, and an accumulated other comprehensive loss of $8.5 million.  At the end of 2017, total shareholders’ equity was $255.9 million. The $4.3 million increase for the first six months of 2018 is due to capital from net income and stock options exercised, which was partially offset by cash dividends paid and a $6.2 million increase in our accumulated other comprehensive loss.  There were no share repurchases executed by the Company during the six months ended June 30, 2018.

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

Regulatory Capital Ratios
	June 30,	December 31,	Minimum Requirement
	2018	2017	to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.81%	12.84%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.69%	14.79%	8.00%
Total Capital to Risk-weighted Assets	15.20%	15.32%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.40%	11.32%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.57%	14.51%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.57%	14.51%	8.00%
Total Capital to Risk-weighted Assets	15.09%	15.04%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.32%	11.14%	5.00%

Our risk-based capital ratios reflect relatively small changes for the first six months of 2018, since growth in capital generally kept pace with growth in risk-adjusted assets.  Our capital ratios remain strong relative to the median for peer financial institutions, and are well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991.  We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September of 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans.  The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be suspended at any time at Management’s discretion.  The Company did not repurchase any shares in the second quarter of 2018, and there were 478,954 authorized shares remaining available for repurchase at June 30, 2018.  As of the date of this report, Management has no immediate plans to resume stock repurchase activity.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 6, 2018	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

August 6, 2018	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)