Form 10-Q
period 2018-09-30
SIERRA BANCORP
filed 2018-11-07
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer:	☒
Non‑accelerated Filer:	☐	Smaller Reporting Company:	☐
Emerging Growth Company:	☐

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

Common stock, no par value, 15,283,310 shares outstanding as of November 1, 2018

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)	(audited)
Cash and due from banks	$59,190	$61,142
Interest-bearing deposits in banks	5,849	8,995
Total cash & cash equivalents	65,039	70,137
Securities available-for-sale	548,815	558,329
Loans and leases:
Gross loans and leases	1,694,509	1,557,820
Allowance for loan and lease losses	(9,463)	(9,043)
Deferred loan and lease costs, net	2,603	2,774
Net loans and leases	1,687,649	1,551,551
Foreclosed assets	2,212	5,481
Premises and equipment, net	29,998	29,388
Goodwill	27,357	27,357
Other intangible assets, net	6,724	6,234
Company owned life insurance	48,559	47,108
Other assets	46,687	44,713
Total assets	$2,463,040	$2,340,298

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$685,941	$635,434
Interest bearing	1,420,112	1,352,952
Total deposits	2,106,053	1,988,386
Repurchase agreements	16,522	8,150
Short-term borrowings	16,100	21,900
Subordinated debentures, net	34,722	34,588
Other liabilities	26,435	31,332
Total liabilities	2,199,832	2,084,356

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,277,710 and 15,223,360 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	112,079	111,138
Additional paid-in capital	3,034	2,937
Retained earnings	158,650	144,197
Accumulated other comprehensive loss, net	(10,555)	(2,330)
Total shareholders' equity	263,208	255,942
Total liabilities and shareholder's equity	$2,463,040	$2,340,298

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
Interest and dividend income	2018	2017	2018	2017
Loans and leases, including fees	$22,824	$16,543	$64,332	$47,349
Taxable securities	2,382	2,224	7,020	6,385
Tax-exempt securities	1,006	1,002	3,040	2,739
Federal funds sold and other	24	63	204	317
Total interest income	26,236	19,832	74,596	56,790
Interest expense
Deposits	1,923	1,032	4,835	2,588
Short-term borrowings	86	14	152	34
Subordinated debentures	451	351	1,273	1,009
Total interest expense	2,460	1,397	6,260	3,631
Net interest income	23,776	18,435	68,336	53,159
Provision for loan losses	2,450	—	2,950	300
Net interest income after provision for loan losses	21,326	18,435	65,386	52,859
Non-interest income
Service charges on deposits	3,208	2,916	9,181	8,263
Other income	2,515	2,994	7,104	8,145
Total non-interest income	5,723	5,910	16,285	16,408
Other operating expense
Salaries and employee benefits	8,814	7,478	26,994	22,617
Occupancy and equipment	2,685	2,368	7,484	6,923
Other	6,308	5,599	18,510	16,698
Total other operating expense	17,807	15,445	52,988	46,238
Income before taxes	9,242	8,900	28,683	23,029
Provision for income taxes	2,171	3,158	6,910	7,533
Net income	$7,071	$5,742	$21,773	$15,496

PER SHARE DATA
Book value	$17.23	$15.83	$17.23	$15.83
Cash dividends	$0.16	$0.14	$0.48	$0.42
Earnings per share basic	$0.46	$0.41	$1.43	$1.12
Earnings per share diluted	$0.46	$0.41	$1.41	$1.11
Average shares outstanding, basic	15,267,587	13,839,111	15,251,746	13,824,173
Average shares outstanding, diluted	15,444,406	14,013,987	15,428,465	14,010,894

Total shareholder equity (in thousands)	$263,208	$219,083	$263,208	$219,083
Shares outstanding	15,277,710	13,840,429	15,277,710	13,840,429
Dividends paid (in thousands)	$2,442	$1,937	$7,320	$5,805

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income	$7,071	$5,742	$21,773	$15,496
Other comprehensive income, before tax:
Unrealized (losses) gains on securities:
Unrealized holding (loss) gain arising during period	(2,892)	(713)	(11,676)	5,065
Less: reclassification adjustment for gains included in net income (1)	(1)	(918)	(2)	(984)
Other comprehensive (loss) income, before tax	(2,893)	(1,631)	(11,678)	4,081
Income tax expense related to items of other comprehensive income (loss), net of tax	854	686	3,453	(1,716)
Other comprehensive (loss) income	(2,039)	(945)	(8,225)	2,365

Comprehensive income	$5,032	$4,797	$13,548	$17,861

(1)

Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue.  Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2018 and 2017 was $0 and $386 thousand respectively. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2018 and 2017 was $1 thousand and $414 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$21,773	$15,496
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sales of securities	(2)	(984)
Gain on sales of loans	—	(3)
Loss on disposal of fixed assets	13	66
Gain on sale on foreclosed assets	(733)	(12)
Writedowns on foreclosed assets	195	75
Share-based compensation expense	274	459
Provision for loan losses	2,950	300
Depreciation and amortization	2,365	2,177
Net amortization on securities premiums and discounts	4,269	5,083
Accretion of discounts for loans acquired and net deferred loan fees	(1,368)	(717)
Increase in cash surrender value of life insurance policies	(1,067)	(1,188)
Amortization of core deposit intangible	752	320
Decrease (increase) in interest receivable and other assets	251	(5,071)
Increase in other liabilities	(4,897)	(12)
Deferred income tax benefit	(956)	(336)
Net amortization of partnership investment	1,242	1,943
Net cash provided by operating activities	25,061	17,596

Cash flows from investing activities:
Maturities of securities available for sale	3,534	1,165
Proceeds from sales/calls of securities available for sale	9,913	22,325
Purchases of securities available for sale	(90,879)	(151,711)
Principal pay downs on securities available for sale	71,002	75,086
Net purchases of FHLB stock	(301)	(235)
Loan originations and payments, net	(137,860)	(49,983)
Purchases of premises and equipment, net	(2,854)	(1,589)
Proceeds from sales of foreclosed assets	3,987	99
Purchase of company owned life insurance	(384)	(376)
Increase in partnership investment	—	(5,000)
Net cash from bank acquisition	(6)	—
Net cash used in investing activities	(143,848)	(110,219)

Cash flows from financing activities:
Increase in deposits	117,667	84,108
Decrease in borrowed funds	(5,800)	(54,500)
Increase in Fed funds purchased	—	1,600
Increase in repurchase agreements	8,372	585
Cash dividends paid	(7,320)	(5,804)
Stock options exercised	770	799
Net cash provided by financing activities	113,689	26,788

Decrease in cash and due from banks	(5,098)	(65,835)

Cash and cash equivalents
Beginning of period	70,137	120,442
End of period	$65,039	$54,607

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws.  The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  As of September 30, 2018, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”).  Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements.  References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a full range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities.  The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital.  Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions:  Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017.  Details on our most recent acquisitions are provided in Note 14 to the consolidated financial statements.  We also acquired a branch located in Lompoc, California from Community Bank of Santa Maria in May 2018, and opened a new branch on Palm Avenue in Fresno in September 2018.  As of the filing date of this report the Bank operates 40 full service branches and an online branch, and maintains ATMs at all branch locations and seven non-branch locations.  In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit.  The Company had total assets of close to $2.5 billion at September 30, 2018, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley.  The Bank’s deposit accounts, which totaled $2.1 billion at September 30, 2018, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In May 2014 the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets.  The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required with regard to contracts with customers, as well as for significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The guidance does not apply to revenue associated with financial instruments such as loans and investments, which is accounted for under other provisions of GAAP.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, and the Company thus adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach.  The Company’s primary source of revenue is derived from income on financial instruments, which is not impacted by the guidance in ASU 2014-09.  Furthermore, the Company evaluated the nature of its non-interest income, and determined that for income associated with customer contracts transaction prices are typically fixed and performance obligations are satisfied as services are rendered. Therefore, there is little or no judgment involved in the timing of revenue recognition under contracts within the scope of ASU 2014-09, and there was no impact on our financial statements upon the adoption of ASU 2014-09.  Please see Note 13 to the consolidated financial statements for more detailed disclosure information.

In January 2016 the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  Among other things, the guidance in this ASU (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements, and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities.  This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, except for the amendment related to equity securities without readily determinable fair values which should be applied prospectively to equity investments that exist as of the date of adoption.  The Company adopted ASU 2016-01 effective January 1, 2018, and it did not have a material impact on the Company’s consolidated financial statements.  In accordance with (iv) above, the Company measured the fair value of its loan portfolio at September 30, 2018 using an exit price notion.  See Note 9 Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements.

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

In March 2016 the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative.  ASU 2016-09 became effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  Accordingly, the Company adopted ASU 2016-09 effective January 1, 2017.  Prior guidance dictated that as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) were to be recorded in equity, and tax deficiencies (“shortfalls”) were to be recorded in equity to the extent of previous windfalls and then to the income statement.  ASU 2016-09 reduced some of the administrative complexities by eliminating the need to track a windfall “pool,” but it increases the volatility of income tax expense.  ASU 2016-09 also removed the requirement to delay recognition of a windfall tax benefit until such time as it reduces current taxes payable.  Under this guidance, the benefit is recorded when it arises, subject to normal valuation allowance considerations.  This change was applied by us on a modified retrospective basis, as required, with a cumulative-effect adjustment to opening retained earnings.  Furthermore, all tax-related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities.  However, cash paid by an employer when directly withholding shares for tax withholding purposes is classified as a financing activity.  Pursuant to the guidance, entities were permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards.  Forfeitures can be estimated in advance, as required previously, or recognized as they occur.  Estimates are still required in certain circumstances, such as when an award is modified or a replacement award is issued in a business combination.  If elected, the change to recognize forfeitures when they occur would have been adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.  We did not elect to recognize forfeitures as they occur, and continue to estimate potential forfeitures in advance.

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost.  This is commonly referred to as the current expected credit losses (“CECL”) methodology.  Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards.  When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense.  Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment.  ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses.  ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value.  As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019.  On the effective date, institutions will apply the new accounting standard as follows:  for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis.  The Company is well under way with transition efforts.  We have established an implementation team which is chaired by our Chief Credit Officer and includes the Company’s other executive officers, along with certain members of our credit administration and finance departments.  Furthermore, after extensive discussion and due diligence, we engaged a third-party vendor and purchased a specialized application to assist in our calculation of potential required reserves utilizing the CECL methodology and to help validate our current reserving methodology.  A preliminary evaluation indicates that the provisions of ASU 2016-13 will likely have a material impact on our consolidated financial statements, particularly the level of our allowance for credit losses and shareholders’ equity.  While the potential extent of that impact has not yet been definitively determined, initial estimates indicate that our allowance for loan and lease losses could increase by 100% or more relative to current levels if utilizing a discounted cash flow methodology with forecasting.

In January 2017 the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  Currently, Topic 805 specifies three elements of a business – inputs, processes, and outputs.  While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes.  This led many transactions to be accounted for as business combinations rather than asset purchases under legacy GAAP.  The primary goal of ASU 2017-01 is to narrow the definition of a business, and the guidance in this update provides a screen to determine when a set is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This reduces the number of transactions that need to be further evaluated.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and we implemented ASU 2017-01 on a prospective basis effective January 1, 2018.  This update affected the accounting treatment used for our branch deposit purchase in the second quarter of 2018, and we expect that it will also impact the way we account for certain branch acquisitions in future periods, if the opportunity for such arises.

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

In March 2017 the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  The amendments in this update will shorten the amortization period for certain callable debt securities held at a premium, by requiring the premium to be amortized to the earliest call date.  Under current guidance, the premium on a callable debt security is generally amortized as an adjustment to yield over the contractual life of the instrument, and any unamortized premium is recorded as a loss in earnings upon the debtor’s exercise of a call provision.  Under ASU 2017-08, because the premium will be amortized to the earliest call date, entities will no longer recognize a loss in earnings if a debt security is called prior to the contractual maturity date.  The amendments do not require an accounting change for securities held at a discount; discounts will continue to be amortized as an adjustment to yield over the contractual life of the debt instrument.  ASU 2017-08 is effective for public business entities, including the Company, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  To apply ASU 2017-08, entities must use a modified retrospective approach, with the cumulative-effect adjustment recognized to retained earnings at the beginning of the period of adoption.  Entities are also required to provide disclosures about a change in accounting principle in the period of adoption.  Management has evaluated the potential impact of ASU 2017-08, and does not expect its adoption to have a material impact on the Company’s financial statements or operations.

In May 2017 the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718):  Scope of Modification Accounting.  This update was issued to provide clarity, reduce diversity in practice, and lower cost and complexity when applying the guidance in Topic 718.  Under the updated guidance, an entity will be expected to account for the effects of an equity award modification unless all the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.  The current disclosure requirements in Topic 718 continue to apply.  ASU 2017-09 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company adopted ASU 2017-09 effective January 1, 2018, but since we have not modified equity awards in the past and do not expect to do so in the future, there was no impact on our financial statements or operations upon adoption.

In February 2018 the FASB issued ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  This ASU requires a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the lower corporate income tax rate authorized by the Tax Cuts and Jobs Act of 2017 (“Tax Act”).  The Tax Act was enacted on December 22, 2017, and included a reduction in the maximum Federal corporate income tax rate from 35 percent to 21 percent effective January 1, 2018.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, but early adoption is permitted.  The Company adopted the guidance for the first quarter of 2018, retrospectively to December 31, 2017.  The change in accounting principle was accounted for as a cumulative-effect adjustment to our balance sheet, resulting in a $413 thousand increase to retained earnings and a corresponding reduction in AOCI on December 31, 2017.

In February 2018 the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This new guidance relates to ASU 2016-01, which provides for a measurement alternative for certain equity investments that do not have readily determinable fair values.  ASU 2018-03 allows a company to change its measurement approach for such equity investments to the “fair value through current earnings” method.  However, once a company makes this election for a particular investment it must apply the “fair value through current earnings” model to all identical investments and/or similar investments from the same issuer.  Furthermore, a company cannot apply a different measurement methodology for future purchases of identical or similar investments of the same issuer.  The new guidance also clarifies the following:  when applying the measurement alternative to equity investments that do not have a readily determinable fair value, in the event there is an observable price/transaction for a similar instrument from the same issuer, the objective is to re-measure the equity investment to its fair value as of the date of the observable price/transaction; for forward and option contracts measured under the alternative, when there is an observable price/transaction or impairment of the underlying equity instrument the contract should be re-measured to its fair value; and, the presentation guidance requiring the portion of the total change in fair value that results from changes in instrument-specific credit risk to be reported in accumulated other comprehensive income applies when the fair value option is elected under either ASC 825, Financial Instruments, or ASC 815, Derivatives and Hedging.  The amendments also clarify the interaction between the instrument-specific credit risk guidance in ASC 825 and the foreign currency guidance in ASC 830.  The transition provisions of ASU 2016-01 generally require a modified retrospective approach, but they specify prospective transition for equity investments without a readily determinable fair value.  The new guidance amends the transition provisions such that only equity investments without a readily determinable fair value for which a company elects the measurement alternative will be subject to prospective transition guidance.  The new guidance is not required to be adopted concurrent with ASU 2016-01 on January 1, 2018, but given that it amends the transition guidance in ASU 2016-1, concurrent adoption is permitted.  The new guidance must be adopted no later than the third quarter of 2018 (an interim period).  The Company elected to adopt ASU 2018-03 effective January 1, 2018, which did not impact our financial statements because we did not change our measurement approach for equity instruments that do not have readily determinable fair values.

In August 2018 the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, as part of its disclosure framework project.  Pursuant to this guidance, disclosures that will no longer be required include the following:  transfers between Level 1 and Level 2 of the fair value hierarchy; transfers in and out of Level 3 for nonpublic entities, as well as purchases and issuances and the Level 3 roll forward; a company’s policy for determining when transfers between any of the three levels have occurred; the valuation processes used for Level 3 measurements; and, the changes in unrealized gains or losses presented in earnings for Level 3 instruments held at the balance sheet date for nonpublic entities.  The following are additional disclosure requirements:  for public entities, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 instruments held at the balance sheet date; for public entities, the range and weighted average of significant unobservable inputs used for Level 3 measurements, although for certain unobservable inputs the entity will be allowed to disclose other quantitative information in place of the weighted average to the extent that it would be a more reasonable and rational method to reflect the distribution of unobservable inputs; for nonpublic entities, some form of quantitative information about significant unobservable inputs used in Level 3 fair value measurements; and, for certain investments in entities that calculate the net asset value, disclosures will be required about the timing of liquidation and redemption restrictions lapsing if the latter has been communicated to the reporting entity.  The guidance also clarifies that the Level 3 measurement uncertainty disclosure should communicate information about the uncertainty at the balance sheet date.  ASU 2018-13 is effective for all entities in fiscal years beginning after December 15, 2019, including interim periods. Early adoption is permitted. In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2018 and 2017, cash paid for interest due on interest-bearing liabilities was $5.880 million and $3.645 million, respectively.  There was $10.000 million in cash paid for income taxes during the nine months ended September 30, 2018, and $6.497 million during the nine months ended September 30, 2017.  There were assets totaling $180,000 that were acquired in settlement of loans for the nine months ended September 30, 2018, relative to $648,000 during the nine months ended September 30, 2017.  We received $3.987 million in cash from the sale of foreclosed assets during the first nine months of 2018 relative to $99,000 during the first nine months of 2017, which represents sales proceeds less loans (if any) extended to finance such sales.

Note 5 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017.  Options to purchase 392,770 shares that were granted under the 2007 Plan were still outstanding as of September 30, 2018 and remain unaffected by that plan’s expiration.  The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of

“nonqualified” stock options to non-employee directors and consultants of the Company.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of September 30, 2018 was 767,000.  The potential dilutive impact of unexercised stock options is discussed below in Note 6, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option granted is reflected in our income statement as employee compensation or directors’ expense by expensing its fair value as of the grant date in the case of immediately vested options, or by amortizing its grant date fair value over the vesting period for options with graded vesting.  The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense.  Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized.  A pre-tax charge of $101,000 was reflected in the Company’s income statement during the third quarter of 2018 and $18,000 was charged during the third quarter of 2017, as expense related to stock options.  For the first nine months, the charges totaled $274,000 in 2018 and $459,000 in 2017.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period.  There were 15,267,587 weighted average shares outstanding during the third quarter of 2018, and 13,839,111 during the third quarter of 2017.  There were 15,251,746 weighted average shares outstanding during the first nine months of 2018, and 13,824,173 during the first nine months of 2017.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options.  For the third quarter of 2018, calculations under the treasury stock method resulted in the equivalent of 176,819 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 105,800 stock options were excluded from the calculation because they were underwater and thus anti-dilutive.  For the third quarter of 2017 the equivalent of 174,876 shares were added in calculating diluted earnings per share, while 120,700 anti-dilutive stock options were not factored into the computation.  Likewise, for the first nine months of 2018 the equivalent of 176,719 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 105,800 stock options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 186,721 shares and non-inclusion of 120,700 anti-dilutive options in calculating diluted earnings per share for first nine months of 2017.

Note 7 – Comprehensive Income

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income.  The Company’s only source of other comprehensive income is unrealized gains and losses on available-for-sale investment securities.  Investment gains or losses that were realized and reflected in net income of the current period, which had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive income in the current period.

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

	September 30, 2018	December 31, 2017
Commitments to extend credit	$771,989	$691,712
Standby letters of credit	$10,378	$9,168

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

At September 30, 2018, the Company was also utilizing a letter of credit in the amount of $95 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans which are pledged to the FHLB by the Company.

Note 9 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require public business entities to disclose in their financial statement footnotes the estimated fair values of financial instruments.  In addition to disclosure requirements, FASB’s standard on investments requires that our debt securities that are classified as available for sale and any equity securities which have readily determinable fair values be measured and reported at fair value in our statement of financial position.  Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value.  FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but we have not elected the fair value option for any of those financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  Fair value disclosures for deposits include demand deposits, which are by definition equal to the amount payable on demand at the reporting date.  As discussed in Note 3 to the consolidated financial statements, we adopted ASU 2016-01 for the first quarter of 2018, thus fair value calculations for loans and leases at September 30, 2018 reflect exit pricing, and incorporate our assumptions with regard to the impact of prepayments on future cash flows and credit quality adjustments based on risk characteristics of various financial instruments, among other things.  This is not entirely comparable with fair values disclosed as of December 31, 2017, which were estimated primarily by discounting estimated cash flows at current market interest rates (entry pricing).  The estimates at both dates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision.  Changes in assumptions could significantly alter the fair values presented.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)
	September 30, 2018
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$65,039	$65,039	$—	$—	$65,039
Investment securities available for sale	548,815	—	548,815	—	548,815
Loans and leases, net held for investment	1,679,413	—	1,659,164	—	1,659,164
Collateral dependent impaired loans	8,236	—	8,196	—	8,196

Financial liabilities:
Deposits	2,106,053	797,362	1,308,247	—	2,105,609
Repurchase agreements	16,522	16,522	—	—	16,522
Subordinated debentures	34,722	—	29,080	—	29,080

	December 31, 2017
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$70,137	$70,141	$—	$—	$70,141
Investment securities available for sale	558,329	—	558,329	—	558,329
Loans and leases, net held for investment	1,551,174	—	1,563,765	—	1,563,765
Collateral dependent impaired loans	377	—	377	—	377

Financial liabilities:
Deposits	1,988,386	750,458	1,237,716	—	1,988,174
Repurchase agreements	8,150	8,150	—	—	8,150
Subordinated debentures	34,588	—	24,216	—	24,216

For financial asset categories that were carried on our balance sheet at fair value as of September 30, 2018 and December 31, 2017, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at September 30, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
US Government agencies	$—	$16,043	$—	$16,043	$—
Mortgage-backed securities	—	396,690	—	396,690	—
State and political subdivisions	—	136,082	—	136,082	—

Total available-for-sale securities	$—	$548,815	$—	$548,815	$—

	Fair Value Measurements at December 31, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
US Government agencies	$—	$21,326	$—	$21,326	$—
Mortgage-backed securities	—	393,802	—	393,802	—
State and political subdivisions	—	143,201	—	143,201	—

Total available-for-sale securities	$—	$558,329	$—	$558,329	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at September 30, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	1	—	1
Equity lines	—	118	—	118
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	8,014	—	8,014
Farmland	—	—	—	—
Total real estate	—	8,133	—	8,133
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	63	—	63
Total impaired loans	$—	$8,196	$—	$8,196
Foreclosed assets	$—	$2,212	$—	$2,212
Total assets measured on a nonrecurring basis	$—	$10,408	$—	$10,408

	Fair Value Measurements at December 31, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	252	—	252
Equity lines	—	70	—	70
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	322	—	322
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	55	—	55
Total impaired loans	$—	$377	$—	$377
Foreclosed assets	$—	$5,481	$—	$5,481
Total assets measured on a nonrecurring basis	$—	$5,858	$—	$5,858

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

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value
(dollars in thousands, unaudited)
	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government agencies	$16,627	$—	$(584)	$16,043
Mortgage-backed securities	410,190	217	(13,717)	396,690
State and political subdivisions	136,983	775	(1,676)	136,082
Total securities	$563,800	$992	$(15,977)	$548,815

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
US Government agencies	$21,524	$70	$(268)	$21,326
Mortgage-backed securities	399,203	816	(6,217)	393,802
State and political subdivisions	140,909	2,673	(381)	143,201
Total securities	$561,636	$3,559	$(6,866)	$558,329

At September 30, 2018 and December 31, 2017, the Company had 624 securities and 396 securities, respectively, with gross unrealized losses.  Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary.  Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)
	September 30, 2018
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
US Government agencies	$(135)	$5,838	$(449)	$10,205
Mortgage-backed securities	(3,808)	160,215	(9,909)	221,236
State and political subdivisions	(1,072)	70,686	(604)	11,977
Total	$(5,015)	$236,739	$(10,962)	$243,418

	December 31, 2017
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
US Government agencies	$(79)	$8,154	$(189)	$7,100
Mortgage-backed securities	(2,420)	188,885	(3,797)	158,344
State and political subdivisions	(89)	16,218	(292)	11,562
Total	$(2,588)	$213,257	$(4,278)	$177,006

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)
(dollars in thousands, unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Proceeds from sales, calls and maturities of securities available for sale	$11,137	$5,865	$13,447	$23,490
Gross gains on sales, calls and maturities of securities available for sale	$20	$918	$21	$1,024
Gross losses on sales, calls and maturities of securities available for sale	(19)	—	(19)	(40)
Net gains on sale of securities available for sale	$1	$918	$2	$984

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2018 and December 31, 2017 are shown below, grouped by the remaining time to contractual maturity dates.  The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)
	September 30, 2018
	Amortized Cost	Fair Value
Maturing within one year	$9,773	$9,858
Maturing after one year through five years	201,691	196,152
Maturing after five years through ten years	49,469	48,849
Maturing after ten years	78,510	77,314

Securities not due at a single maturity date:
US Government agencies collateralized by mortgage obligations	224,357	216,642
	$563,800	$548,815

	December 31, 2017
	Amortized Cost	Fair Value
Maturing within one year	$8,991	$9,085
Maturing after one year through five years	235,714	234,381
Maturing after five years through ten years	45,075	45,645
Maturing after ten years	76,471	77,423

Securities not due at a single maturity date:
US Government agencies collateralized by mortgage obligations	195,385	191,795
	$561,636	$558,329

At September 30, 2018, the Company’s investment portfolio included 320 “muni” bonds issued by government municipalities and agencies located within 29 different states, with an aggregate fair value of $136 million.  The largest exposure to any single municipality or agency was a combined $2.530 million (fair value) in general obligation bonds issued by the Lindsay (CA) Unified School District.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location
(dollars in thousands, unaudited)
	September 30, 2018		December 31, 2017
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$34,582	$34,033	$32,824	$33,184
California	25,392	25,625	27,205	28,027
Washington	14,592	14,440	13,282	13,524
Ohio	8,521	8,424	9,917	9,978
Illinois	8,150	8,101	8,822	8,925
Other (20 states)	21,552	21,442	24,591	24,971
Total general obligation bonds	112,789	112,065	116,641	118,609

Revenue bonds
State of issuance
Texas	7,543	7,466	7,088	7,172
Utah	5,372	5,325	5,397	5,454
Indiana	2,647	2,631	2,664	2,721
Washington	1,754	1,759	1,764	1,811
Virginia	1,347	1,310	1,613	1,626
Other (12 states)	5,531	5,526	5,742	5,808
Total revenue bonds	24,194	24,017	24,268	24,592
Total obligations of states and political subdivisions	$136,983	$136,082	$140,909	$143,201

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

Revenue Bonds by Type
(dollars in thousands, unaudited)
	September 30, 2018		December 31, 2017
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$8,115	$7,975	$5,160	$5,230
Sales Tax	4,025	4,010	4,375	4,417
College & University	2,927	2,928	3,649	3,715
Lease	1,861	1,839	3,657	3,706
Sewer	1,551	1,549	582	581
Other (12 sources)	5,715	5,716	6,845	6,943
Total revenue bonds	$24,194	$24,017	$24,268	$24,592

Low-Income Housing Tax Credit (“LIHTC”) Fund Investments

The Company has the ability to invest in limited partnerships which own housing projects that qualify for federal and/or California state tax credits, by mandating a specified percentage of low-income tenants for each project.  The primary investment return comes from tax credits that flow through to investors.  Because rent levels are lower than standard market rents and the projects are generally highly leveraged, each project also typically generates tax-deductible operating losses that are allocated to the limited partners.

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

As of September 30, 2018 our total LIHTC investment book balance was $7.2 million, which includes $2.3 million in remaining commitments for additional capital contributions.  There were $479,000 in tax credits derived from our LIHTC investments that were recognized during the nine months ended September 30, 2018, and amortization expense of $1.216 million associated with those investments was netted against pre-tax non-interest income for the same time period.  Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	September 30, 2018
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$90,159	$199	$—	$—	$90,358
Other construction/land	98,128	223	—	475	98,826
1-4 family - closed end	220,654	1,454	1,015	3,766	226,889
Equity lines	51,110	1,956	164	4,831	58,061
Multi-family residential	53,114	—	—	377	53,491
Commercial real estate - owner occupied	286,173	4,781	2,141	732	293,827
Commercial real estate - non-owner occupied	420,102	3,320	3,839	9,478	436,739
Farmland	145,222	737	496	30	146,485
Total real estate	1,364,662	12,670	7,655	19,689	1,404,676

Agricultural	51,661	597	—	7	52,265
Commercial and industrial	122,275	9,648	627	1,621	134,171
Mortgage warehouse	94,348	—	—	—	94,348
Consumer loans	7,945	236	29	839	9,049
Total gross loans and leases	$1,640,891	$23,151	$8,311	$22,156	$1,694,509

	December 31, 2017
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$74,256	$—	$—	$—	$74,256
Other construction/land	57,421	807	—	551	58,779
1-4 family - closed end	197,309	1,534	1,204	4,719	204,766
Equity lines	53,825	3,620	521	4,624	62,590
Multi-family residential	42,539	—	—	391	42,930
Commercial real estate - owner occupied	255,228	4,586	2,715	918	263,447
Commercial real estate - non-owner occupied	369,801	4,923	3,132	1,576	379,432
Farmland	138,732	984	507	293	140,516
Total real estate	1,189,111	16,454	8,079	13,072	1,226,716

Agricultural	46,182	614	—	—	46,796
Commercial and industrial	108,609	24,008	981	2,064	135,662
Mortgage warehouse	138,020	—	—	—	138,020
Consumer loans	9,067	210	72	1,277	10,626
Total gross loans and leases	$1,490,989	$41,286	$9,132	$16,413	$1,557,820

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets.  The Company’s foreclosed assets can include mobile homes and/or OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale.  Foreclosed assets totaled $2.212 million at September 30, 2018, and $5.481 million at December 31, 2017.  Gross nonperforming loans totaled $10.960 million at September 30, 2018 and $3.963 million at December 31, 2017.  Loans and leases are classified as nonperforming when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest.  At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection.  An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$198	$—	$—	$198	$90,160	$90,358	$—
Other construction/land	700	—	—	700	98,126	98,826	60
1-4 family - closed end	18	32	500	550	226,339	226,889	781
Equity lines	422	27	181	630	57,431	58,061	504
Multi-family residential	—	—	—	—	53,491	53,491	—
Commercial real estate - owner occupied	1,418	—	—	1,418	292,409	293,827	106
Commercial real estate - non-owner occupied	2,917	—	—	2,917	433,822	436,739	8,083
Farmland	60	—	—	60	146,425	146,485	30
Total real estate	5,733	59	681	6,473	1,398,203	1,404,676	9,564

Agricultural	—	—	—	—	52,265	52,265	—
Commercial and industrial	784	153	841	1,778	132,393	134,171	1,255
Mortgage warehouse lines	—	—	—	—	94,348	94,348	—
Consumer	138	16	51	205	8,844	9,049	141
Total gross loans and leases	$6,655	$228	$1,573	$8,456	$1,686,053	$1,694,509	$10,960

(1)	As of September 30, 2018 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

	December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$74,256	$74,256	$—
Other construction/land	20	—	—	20	58,759	58,779	77
1-4 family - closed end	125	—	895	1,020	203,746	204,766	871
Equity lines	466	—	203	669	61,921	62,590	922
Multi-family residential	—	—	—	—	42,930	42,930	—
Commercial real estate - owner occupied	1,270	—	—	1,270	262,177	263,447	236
Commercial real estate - non-owner occupied	—	—	—	—	379,432	379,432	123
Farmland	—	—	—	—	140,516	140,516	293
Total real estate	1,881	—	1,098	2,979	1,223,737	1,226,716	2,522

Agricultural	—	—	—	—	46,796	46,796	—
Commercial and industrial	730	496	1,172	2,398	133,264	135,662	1,301
Mortgage warehouse lines	—	—	—	—	138,020	138,020	—
Consumer	157	64	46	267	10,359	10,626	140
Total gross loans and leases	$2,768	$560	$2,316	$5,644	$1,552,176	$1,557,820	$3,963

(1)	As of December 31, 2017 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession.  At September 30, 2018, the Company had a total of $12.274 million in TDRs, including $985,000 in TDRs that were on non-accrual status.  Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms.  However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification.  Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status.  Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease.  The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended September 30, 2018
	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—
Equity lines	97	—	—	97
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans	97	—	—	97
Agricultural	7	—	—	7
Commercial and industrial	10	—	—	10
Consumer loans	—	10	—	10
Total	$114	$10	$—	$124

	Three months ended September 30, 2017
	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	250	250
Equity lines	40	—	96	136
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	529	—	—	529
Farmland	—	—	—	—
Total real estate loans	569	—	346	915
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	7	—	—	7
Total	$576	$—	$346	$922

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Nine months ended September 30, 2018

	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—
Equity lines	460	504	—	964
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans	460	504	—	964
Agricultural	7	—	—	7
Commercial and industrial	73	25	225	323
Consumer loans	—	10	—	10
	$540	$539	$225	$1,304

	Nine months ended September 30, 2017
	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$—	$—	$—	$—
1-4 family - closed-end	—	—	340	340
Equity lines	643	—	96	739
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	529	—	—	529
Farmland	—	—	—	—
Total real estate loans	1,172	—	436	1,608
Agricultural	—	—	—	—
Commercial and industrial	15	—	—	15
Consumer loans	7	—	—	7
	$1,194	$—	$436	$1,630

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended September 30, 2018

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	1	97	97	—	3
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		97	97	—	3

Agricultural	1	7	7	2	2
Commercial and industrial	1	10	10	—	1
Consumer loans	1	10	10	—	—
Total		$124	$124	$2	$6

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended September 30, 2017

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	3	250	250	—	8
Equity lines	2	136	136	3	2
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	529	529	—	6
Farmland	0	—	—	—	—
Total real estate loans		915	915	3	16

Agricultural	0	—	—	—	—
Commercial and industrial	0	—	—	—	—
Consumer loans	1	7	7	—	2
Total		$922	$922	$3	$18

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Nine months ended September 30, 2018

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	8	964	964	4	21
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		964	964	4	21

Agricultural	1	7	7	2	2
Commercial and industrial	4	323	323	—	26
Consumer loans	1	10	10	—	—
Total		$1,304	$1,304	$6	$49

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Nine months ended September 30, 2017

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	6	340	340	32	12
Equity lines	7	739	739	85	25
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	529	529	—	6
Farmland	0	—	—	—	—
Total real estate loans		1,608	1,608	117	43

Agricultural	0	—	—	—	—
Commercial and industrial	1	15	15	—	—
Consumer loans	1	7	7	—	2
Total		$1,630	$1,630	$117	$45

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the nine-month periods ended September 30, 2018 and 2017.

Purchased Credit Impaired Loans

The Company may acquire loans which show evidence of credit deterioration since origination.  These purchased credit impaired (“PCI”) loans are recorded at the amount paid, since there is no carryover of the seller’s allowance for loan losses.  Potential losses on PCI loans subsequent to acquisition are recognized by an increase in the allowance for loan losses.  PCI loans are accounted for individually or are aggregated into pools of loans based on common risk characteristics.  The Company projects the amount and timing of expected cash flows, and expected cash receipts in excess of the amount paid for any such loans are recorded as interest income over the remaining life of the loan or pool of loans (accretable yield).  The excess of contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).  Expected cash flows are periodically re-evaluated throughout the life of the loan or pool of loans.  If the present value of the expected cash flows is determined at any time to be less than the carrying amount, a reserve is recorded.  If the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Our acquisition of Santa Clara Valley Bank in 2014 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	September 30, 2018
	Unpaid Principal Balance	Carrying Value
Real estate secured	$105	—
Commercial and industrial	—	—
Total purchased credit impaired loans	$105	$—

	December 31, 2017
	Unpaid Principal Balance	Carrying Value
Real estate secured	$148	$17
Commercial and industrial	—	—
Total purchased credit impaired loans	$148	$17

An allowance for loan losses totaling $105,000 was allocated for PCI loans as of September 30, 2018, as compared to $131,000 at December 31, 2017.  There was no discount accretion recorded on PCI loans during the nine months ended September 30, 2018.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated.  Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such.  Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $993,000 at September 30, 2018 and $957,000 at December 31, 2017.

Impaired Loans
(dollars in thousands, unaudited)
	September 30, 2018
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$606	$451	$44	$635	$32
1-4 family - closed-end	3,487	3,487	91	3,259	135
Equity lines	4,751	4,698	590	4,369	147
Multi-family residential	377	377	25	351	16
Commercial real estate- owner occupied	852	732	145	748	30
Commercial real estate- non-owner occupied	1,611	1,464	3	1,613	80
Total real estate	11,684	11,209	898	10,975	440
Agricultural	7	7	2	6	—
Commercial and industrial	1,615	1,424	813	1,847	33
Consumer loans	812	802	161	871	46
Subtotal	14,118	13,442	1,874	13,699	519
With no related allowance recorded
Real estate:
Other construction/land	24	24	—	28	—
1-4 family - closed-end	332	279	—	337	1
Equity lines	191	133	—	188	—
Commercial real estate- owner occupied	—	—	—	—	—
Commercial real estate- non-owner occupied	9,972	8,014	—	8,906	—
Farmland	30	30	—	42	—
Total real estate	10,549	8,480	—	9,501	1
Agricultural	—	—	—	—	—
Commercial and industrial	218	197	—	263	—
Consumer loans	161	37	—	218	—
Subtotal	10,928	8,714	—	9,982	1
Total	$25,046	$22,156	$1,874	$23,681	$520

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans
(dollars in thousands, unaudited)
	December 31, 2017
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$678	$523	$30	$768	$44
1-4 family - closed-end	4,061	4,054	109	4,042	226
Equity lines	4,546	4,446	405	4,711	154
Multi-family residential	390	391	29	410	24
Commercial real estate- owner occupied	926	801	151	948	44
Commercial real estate- non-owner occupied	1,724	1,576	4	1,914	111
Total real estate	12,325	11,791	728	12,793	603
Agricultural	—	—	—	—	—
Commercial and industrial	917	917	188	1,576	83
Consumer loans	1,210	1,201	237	1,433	96
Subtotal	14,452	13,909	1,153	15,802	782
With no related allowance recorded
Real estate:
Other construction/land	28	28	—	34	—
1-4 family - closed-end	885	665	—	746	2
Equity lines	206	178	—	208	—
Commercial real estate- owner occupied	117	117	—	157	—
Commercial real estate- non-owner occupied	10	—	—	25	—
Farmland	293	293	—	327	—
Total real estate	1,539	1,281	—	1,497	2
Agricultural	—	—	—	—	—
Commercial and industrial	1,158	1,147	—	1,433	—
Consumer loans	230	76	—	317	—
Subtotal	2,927	2,504	—	3,247	2
Total	$17,379	$16,413	$1,153	$19,049	$784

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

The specific loss allowance for an impaired loan generally represents the difference between the book value of the loan and either the fair value of underlying collateral less estimated disposition costs, or the loan’s net present value as determined by a discounted cash flow analysis.  The discounted cash flow approach is typically used to measure impairment on loans for which it is anticipated that repayment will be provided from cash flows other than those generated solely by the disposition or operation of underlying collateral.  However, historical loss rates may be used by the Company to determine a specific loss allowance if those rates indicate a higher potential reserve need than the discounted cash flow analysis.  Any change in impairment attributable to the passage of time is accommodated by adjusting the loss allowance accordingly.

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral.   If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage.  If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required.  At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available.  We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends.  Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required.  The specific loss allowance is adjusted, as necessary, once a new appraisal is received.  Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired, and current appraisals were available or in process for virtually all of the Company’s impaired real estate loan balances at September 30, 2018.  Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss.  All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable.  Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired.  Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics.  At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings.  While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience.  Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date.  Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values.  Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries.  Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.  The total general reserve established for probable incurred losses on unimpaired loans was $7.589 million at September 30, 2018.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended September 30, 2018.  As we add new products and expand our geographic coverage, and as regulatory and economic environments change, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces.  We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.  In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes.  Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	Three months ended September 30, 2018
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,149	$289	$2,626	$1,060	$12	$9,136
Charge-offs	(1,948)	—	(43)	(538)	—	(2,529)
Recoveries	53	22	43	288	—	406
Provision	2,235	(26)	(296)	385	152	2,450
Ending balance	$5,489	$285	$2,330	$1,195	$164	$9,463

	Nine months ended September 30, 2018
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,786	$208	$2,772	$1,231	$46	$9,043
Charge-offs	(2,078)	—	(144)	(1,627)	—	(3,849)
Recoveries	369	22	88	840	—	1,319
Provision	2,412	55	(386)	751	118	2,950
Ending balance	$5,489	$285	$2,330	$1,195	$164	$9,463

Reserves:
Specific	$898	$2	$813	$161	$—	$1,874
General	4,591	283	1,517	1,034	164	7,589
Ending balance	$5,489	$285	$2,330	$1,195	$164	$9,463

Loans evaluated for impairment:
Individually	$19,689	$7	$1,621	$839	$—	$22,156
Collectively	1,384,987	52,258	226,898	8,210	—	1,672,353
Ending balance	$1,404,676	$52,265	$228,519	$9,049	$—	$1,694,509

	Year ended December 31, 2017
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$3,548	$209	$4,279	$1,208	$457	$9,701
Charge-offs	(101)	(154)	(669)	(2,161)	—	(3,085)
Recoveries	2,235	5	310	1,017	—	3,567
Provision	(896)	148	(1,148)	1,167	(411)	(1,140)
Ending balance	$4,786	$208	$2,772	$1,231	$46	$9,043

Reserves:
Specific	$728	$—	$188	$237	$—	$1,153
General	4,058	208	2,584	994	46	7,890
Ending balance	$4,786	$208	$2,772	$1,231	$46	$9,043

Loans evaluated for impairment:
Individually	$13,072	$—	$2,064	$1,277	$—	$16,413
Collectively	1,213,644	46,796	271,618	9,349	—	1,541,407
Ending balance	$1,226,716	$46,796	$273,682	$10,626	$—	$1,557,820

Note 13 – Revenue Recognition

The Company utilizes the guidance found in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), when accounting for certain non-interest income.  The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Sufficient information should be provided to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company’s revenue streams that are within the scope of and accounted for under Topic 606 include service charges on deposit accounts, debit card interchange fees, and fees levied for other services the Company provides its customers.  The guidance does not apply to revenue associated with financial instruments such as loans and investments, and other non-interest income such as loan servicing fees and earnings on bank-owned life insurance, which are accounted for on an accrual basis under other provisions of GAAP.  In total, approximately 82% of the Company’s revenue was outside of the scope of the ASC 606 as of September 30, 2018.

Detailed information concerning the Company’s components of non-interest income is provided as follows:

•

Service charges and fees on deposit accounts – This line item is comprised of periodic service charges on deposit accounts and transaction based fees such as those related to overdrafts, ATM charges, currency orders and wire transfers.  Performance obligations for periodic service charges on deposit accounts are typically short term in nature and are generally satisfied on a monthly basis, while performance obligations for other transaction based fees are typically satisfied at a point in time (which may consist of only a few moments to perform the service or transaction) with no further obligations on behalf of the Bank to the customer.  Periodic service charges are generally collected at the end of monthly statement cycles by directly charging customer deposit accounts, while transaction based service charges are typically collected at the time of or soon after the service is performed.  Service charges on deposit accounts and other service fee income are accounted for under ASC 606.  Those charges totaled $3.7 million, or 12.6% of total revenues for the third quarter and $10.7 million, or 12.7% for the first nine months of 2018.

•

Debit card interchange fee income – This income consists of transaction processing fees associated with customer debit card transactions processed through a payment network.  The related performance obligations are generally satisfied when the customer transactions which generate the fee are processed.  Debit card interchange income is accounted for under ASC 606.  It totaled $1.5 million, or 5.0% of total revenues for the third quarter and $4.4 million, or 5.2% for the first nine months of 2018.

•

Earnings on bank-owned life insurance (“BOLI”) – BOLI income represents the periodic increase in the net cash surrender value of BOLI policies.  This revenue stream is excluded from the scope of ASC 606, and is instead accounted for under ASC 325-30.  BOLI income totaled $440,000, or 1.5% of total revenues for the third quarter and $1.1 million, or 1.3% for the first nine months of 2018.

•

Other income/(expenses), net – This line item generally includes loan servicing income, dividends on restricted stock, partnership income/(expenses) and other miscellaneous fees which are not within the scope of ASC 606.  Net revenue included in other income that are accounted for under other applicable GAAP totaled $80,000, or approximately 0.3% of total revenues for the third quarter and $127,000, or approximately 0.2% for the first nine months of 2018.

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

Note 15 – Subsequent Event

On August 9, 2018, the Company issued a form 8-K indicating that a certain purchased loan participation in the amount of $10 million had been placed on non-accrual status, with a loss allowance of approximately $2 million established for the credit.  The loan was secured by a non-owner occupied retail property located in the Sacramento area.  The 8-K also noted that a portion of the loan balance would likely be charged off against the allowance prior to the end of the third quarter of 2018, and the Company processed a $2 million charge-off related to the loan in August 2018.  In mid-October 2018, after the reporting date but prior to the filing date of this Form 10-Q, the Company was informed that the property serving as collateral for the loan was acquired by the lead bank pursuant to the conveyance and recording of a deed in lieu of foreclosure. When that occurred, the Company’s portion of the participation was transferred on our books from its status as a commercial real estate loan to “other real estate owned” at its approximate fair value of $8 million.  While this transaction had no impact on total nonperforming assets, loan balances declined by $8 million and OREO increased by the same amount as a result of the transfer.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations.  In Management’s opinion, the Company’s critical accounting policies deal with the following areas:  the establishment of the allowance for loan and lease losses, as explained in detail in Note 12 to the consolidated financial statements and in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 11 to the consolidated financial statements; income taxes and related deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this discussion and analysis.  Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Third Quarter 2018 compared to Third Quarter 2017

Net income for the quarter ended September 30, 2018 was $7.071 million, an increase of $1.329 million, or 23%, relative to net income of $5.742 million for the quarter ended September 30, 2017.  Basic and diluted earnings per share for the third quarter of 2018 were both $0.46, compared to $0.41 basic and diluted earnings per share for the third quarter of 2017.  The Company’s annualized return on average equity was 10.66% and annualized return on average assets was 1.15% for the quarter ended September 30, 2018, compared to 10.45% and 1.10%, respectively, for the quarter ended September 30, 2017.  The primary drivers behind the variance in third quarter net income are as follows:

•

Net interest income increased by $5.341 million, or 29%, due to growth in average interest-earning assets totaling $339 million, or 18%, and an increase of 30 basis points in our net interest margin for the comparative quarters.  Organic growth was a large factor in the increase in average earning assets, but the comparative results were also materially affected by our acquisition of Ojai Community Bank in the fourth quarter of 2017.  Net interest margin improvement reflects the fact that loan yields have increased more rapidly than deposit rates as market interest rates have gone up, as well as strong growth in loans relative to lower-yielding investment balances resulting in part from the acquisition.

•

The Company recorded a loan loss provision of $2.450 million in the third quarter of 2018 relative to no provision in the third quarter of 2017.  The 2018 charge was deemed necessary subsequent to our determination of the appropriate level for our allowance for loan and lease losses, taking into consideration the loss reserve required for a large loan participation that was placed on non-accrual status in the third quarter, reserves required for other specifically identified impaired loan balances, growth in outstanding loan balances, and overall credit quality

•

Total non-interest income reflects a decline of $187,000, or 3%, for the quarterly comparison, as increases in service charges and other non-interest income were more than offset by lower investment gains.  The drop in investment gains in 2018 is from the impact of $918,000 in nonrecurring gains realized in the third quarter of 2017 on the sale of equity securities.

•	Total non-interest expense increased by $2.362 million, or 15%, due in large part to ongoing operating costs associated with our recent acquisitions and de novo branch offices.
•

While pre-tax income increased by 4%, net income reflects a 23% increase due to a lower corporate income tax rate in 2018.  The Company’s provision for income taxes declined to 23.5% of pre-tax income in the third quarter of 2018 from 35.5% in the third quarter of 2017.

First Nine Months of 2018 compared to First Nine Months of 2017

Net income for the first nine months of 2018 was $21.773 million, an increase of $6.277 million, or 41%, relative to net income of $15.496 million for the first nine months of 2017.  Basic and diluted earnings per share for the first nine months of 2018 were $1.43 and $1.41, respectively, compared to $1.12 and $1.11 basic and diluted earnings per share, respectively, for the first nine months of 2017.  The Company’s annualized return on average equity was 11.23% and annualized return on average assets was 1.22% for the nine months ended September 30, 2018, compared to a return on equity of 9.70% and return on assets of 1.02% for the nine months ended September 30, 2017.  The primary drivers behind the variance in year-to-date net income are as follows:

•

Net interest income increased $15.177 million, or 29%, due to the positive impact of a $326 million increase in average interest-earning assets and a 31 basis point increase in our net interest margin.

•

The Company recorded a $2.950 million provision for loan losses in the first nine months of 2018, relative to a $300,000 provision in 2017, with the increase due to the reasons noted above in the quarterly comparison.

•

Total non-interest income reflects a decline of $123,000, or 1%, since an increase in service charge income was more than offset by lower investment gains, higher pass-through expenses on tax credit investments, and a drop in bank-owned life insurance income.

•

Total non-interest expense increased by $6.750 million, or 15%, due in large part to ongoing expenses associated with recent acquisitions and branch openings, partially offset by net nonrecurring OREO gains totaling $733,000 in 2018.

•

The Company’s provision for income taxes was 24.1% of pre-tax income for the first nine months of 2018 relative to 32.7% for the first nine months of 2017, with the lower rate in 2018 resulting primarily from the reduction in our Federal income tax rate.

Financial Condition Summary

September 30, 2018 relative to December 31, 2017

The Company’s assets totaled $2.463 billion at September 30, 2018, relative to $2.340 billion at December 31, 2017.  Total liabilities were $2.200 billion at September 30, 2018 compared to $2.084 billion at the end of 2017, and shareholders’ equity totaled $263 million at September 30, 2018 compared to $256 million at December 31, 2017.  The following provides a summary of key balance sheet changes during the first nine months of 2018:

•	Cash and due from banks was down $5 million, or 7%, due to lower vault cash balances and a drop in the Company’s interest-earning balance held at the Federal Reserve Bank.
•

Gross loans increased by $137 million, or 9%, due to strong growth in real estate loans and agricultural production loans that was partially offset by a reduction of $44 million, or 32%, in mortgage warehouse loans and slightly lower commercial and consumer loan balances.

•

Total nonperforming assets, consisting of non-accrual loans and foreclosed assets, increased by $4 million, or 39%, due to the addition of a $10 million nonperforming loan participation, net of the sale of over $3 million in OREO and reductions resulting from net charge-offs, loan payoffs and upgrades.  The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 0.78% at September 30, 2018, compared to 0.60% at December 31, 2017.

•

Deposit balances reflect total growth of $118 million, or 6%, inclusive of approximately $35 million in acquired Lompoc branch deposits and the addition of $40 million in wholesale brokered deposits.  Relatively strong organic growth in non-maturity deposits during the first half of 2018 was offset in part by runoff in the third quarter, thus year-to-date results reflect net organic growth of only $25 million.

•

Junior subordinated debentures increased slightly from accretion of the discount on trust-preferred securities gained in the Coast acquisition, and other non-deposit borrowings were up by $3 million, or 9%.

•

Total capital of $263 million at September 30, 2018 reflects an increase of $7 million, or 3%, relative to year-end 2017 due to capital from stock options exercised and the addition of net income, net of dividends paid and an $8.2 million increase in our accumulated other comprehensive loss.  Our consolidated total risk-based capital ratio fell to 14.86% at September 30, 2018 as compared to 15.32% at December 31, 2017 as capital was leveraged for organic asset growth, but our regulatory capital ratios remain strong relative to peer banks.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $5.341 million, or 29%, for the third quarter of 2018 relative to the third quarter of 2017, and by $15.177 million, or 29%, for the first nine months of 2018 in comparison to the first nine months of 2017.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income can also be impacted by nonrecurring items, as discussed in greater detail below.

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

Average Balances and Rates
(dollars in thousands, unaudited)
	For the three months ended			For the three months ended
	September 30, 2018			September 30, 2017
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$4,009	$24	2.34%	$18,743	$63	1.32%
Taxable	421,715	2,382	2.21%	446,395	2,224	1.95%
Non-taxable	140,315	1,006	3.55%	142,544	1,002	4.23%
Total investments	566,039	3,412	2.54%	607,682	3,289	2.47%

Loans and leases:(3)
Real estate	1,387,049	18,904	5.41%	999,692	12,772	5.07%
Agricultural	52,761	782	5.88%	51,063	651	5.06%
Commercial	123,467	1,544	4.96%	113,166	1,483	5.20%
Consumer	9,576	327	13.55%	11,046	328	11.78%
Mortgage warehouse lines	93,372	1,227	5.21%	109,547	1,258	4.56%
Other	2,635	40	6.02%	3,392	51	5.97%
Total loans and leases	1,668,860	22,824	5.43%	1,287,906	16,543	5.10%
Total interest earning assets (4)	2,234,899	26,236	4.70%	1,895,588	19,832	4.26%
Other earning assets	10,496			8,741
Non-earning assets	202,532			163,525
Total assets	$2,447,927			$2,067,854
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$122,543	$94	0.30%	$136,304	$106	0.31%
NOW	432,197	120	0.11%	376,067	106	0.11%
Savings accounts	303,468	81	0.11%	238,824	65	0.11%
Money market	144,975	30	0.08%	120,086	24	0.08%
Certificates of deposit, under $100,000	80,889	159	0.78%	70,884	78	0.44%
Certificates of deposit, $100,000 or more	309,507	1,340	1.72%	272,680	653	0.95%
Brokered deposits	20,217	99	1.94%	—	—	—
Total interest bearing deposits	1,413,796	1,923	0.54%	1,214,845	1,032	0.34%
Borrowed funds:
Federal funds purchased	24	—	—	174	1	2.28%
Repurchase agreements	16,044	16	0.40%	8,247	8	0.38%
Short term borrowings	13,246	70	2.10%	1,441	5	1.38%
TRUPS	34,696	451	5.16%	34,519	351	4.03%
Total borrowed funds	64,010	537	3.33%	44,381	365	3.26%
Total interest bearing liabilities	1,477,806	2,460	0.66%	1,259,226	1,397	0.44%
Demand deposits - non-interest bearing	678,154			560,057
Other liabilities	28,853			30,487
Shareholders' equity	263,114			218,084
Total liabilities and shareholders' equity	$2,447,927			$2,067,854
Interest income/interest earning assets			4.70%			4.26%
Interest expense/interest earning assets			0.43%			0.29%
Net interest income and margin(5)		$23,776	4.27%		$18,435	3.97%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate for 2018 and a 35% rate for 2017.
(3)

Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $280 thousand and $(23) thousand for the quarters ended September 30, 2018 and 2017.

(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(dollars in thousands, unaudited)
	For the nine months ended			For the nine months ended
	September 30, 2018			September 30, 2017
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$15,758	$204	1.71%	$42,983	$317	0.97%
Taxable	423,736	7,020	2.18%	436,818	6,385	1.93%
Non-taxable	141,032	3,040	3.60%	130,285	2,739	4.27%
Total investments	580,526	10,264	2.52%	610,086	9,441	2.36%

Loans and leases:(3)
Real estate	1,322,784	53,347	5.39%	965,980	36,586	5.06%
Agricultural	52,262	2,193	5.61%	49,851	1,826	4.90%
Commercial	125,021	4,413	4.72%	116,628	4,558	5.23%
Consumer	9,940	917	12.33%	11,569	982	11.35%
Mortgage warehouse lines	88,821	3,331	5.01%	98,994	3,253	4.39%
Other	2,715	131	6.45%	3,228	144	5.96%
Total loans and leases	1,601,543	64,332	5.37%	1,246,250	47,349	5.08%
Total interest earning assets (4)	2,182,069	74,596	4.62%	1,856,336	56,790	4.20%
Other earning assets	10,377			8,646
Non-earning assets	203,129			158,502
Total assets	$2,395,575			$2,023,484
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$126,327	$291	0.31%	$142,840	$328	0.31%
NOW	421,422	353	0.11%	373,022	311	0.11%
Savings accounts	299,607	237	0.11%	229,774	186	0.11%
Money market	154,241	108	0.09%	119,541	69	0.08%
CDAR's	—	—	—	42	—	—
Certificates of deposit, under $100,000	81,333	403	0.66%	72,761	204	0.37%
Certificates of deposit, $100,000 or more	301,019	3,344	1.49%	269,775	1,490	0.74%
Brokered deposits	6,813	99	1.94%	—	—	—
Total interest bearing deposits	1,390,762	4,835	0.46%	1,207,755	2,588	0.29%
Borrowed funds:
Federal funds purchased	14	—	—	61	1	2.19%
Repurchase agreements	13,882	42	0.40%	8,878	26	0.39%
Short term borrowings	7,437	110	1.98%	1,029	7	0.91%
TRUPS	34,650	1,273	4.91%	34,474	1,009	3.91%
Total borrowed funds	55,983	1,425	3.40%	44,442	1,043	3.14%
Total interest bearing liabilities	1,446,745	6,260	0.58%	1,252,197	3,631	0.39%
Demand deposits - non-interest bearing	659,515			529,997
Other liabilities	30,180			27,763
Shareholders' equity	259,135			213,527
Total liabilities and shareholders' equity	$2,395,575			$2,023,484
Interest income/interest earning assets			4.62%			4.20%
Interest expense/interest earning assets			0.38%			0.27%
Net interest income and margin(5)		$68,336	4.24%		$53,159	3.93%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate for 2018 and a 35% rate for 2017.
(3)

Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $743 thousand and $57 thousand for the quarters ended September 30, 2018 and 2017.

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

Volume & Rate Variances
(dollars in thousands, unaudited)
	Three months ended September 30,			Nine months ended September 30,
	2018 over 2017			2018 over 2017
	Increase (decrease) due to			Increase (decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$(50)	$11	$(39)	$(201)	$88	$(113)
Taxable	(123)	281	158	(191)	826	635
Non-taxable	(16)	20	4	226	75	301
Total investments	(189)	312	123	(166)	989	823
Loans and leases:
Real estate	4,949	1,183	6,132	13,514	3,247	16,761
Agricultural	22	109	131	88	279	367
Commercial	135	(74)	61	328	(473)	(145)
Consumer	(44)	43	(1)	(138)	73	(65)
Mortgage warehouse	(186)	155	(31)	(334)	412	78
Other	(11)	—	(11)	(23)	10	(13)
Total loans and leases	4,865	1,416	6,281	13,435	3,548	16,983
Total interest earning assets	$4,676	$1,728	$6,404	$13,269	$4,537	$17,806
Liabilities
Interest bearing deposits:
Demand deposits	$(11)	(1)	$(12)	$(38)	$1	$(37)
NOW	16	(2)	14	40	2	42
Savings accounts	18	(2)	16	57	(6)	51
Money market	5	1	6	20	19	39
Certificates of deposit, under $100,000	11	70	81	24	175	199
Certificates of deposit, $100,000 or more	88	599	687	173	1,681	1,854
Brokered deposits	—	99	99	—	99	99
Total interest bearing deposits	127	764	891	276	1,971	2,247
Borrowed funds:
Repurchase agreements	8	—	8	15	1	16
Short term borrowings	40	24	64	43	59	102
TRUPS	2	98	100	5	259	264
Total borrowed funds	50	122	172	63	319	382
Total interest bearing liabilities	177	886	1,063	339	2,290	2,629
Net interest income	$4,499	$842	$5,341	$12,930	$2,247	$15,177

The volume variance calculated for the third quarter of 2018 relative to the third quarter of 2017 was a favorable $4.499 million due to an increase of $339 million, or 18%, in the average balance of interest-earning assets, resulting from the impact of acquisitions and organic growth in loans less a $42 million drop in the average balance of investments.  There was also a favorable rate variance of $842,000 for the comparative quarters, as the weighted average yield on interest-earning assets was up by 44 basis points while the weighted average cost of interest-bearing liabilities increased by only 22 basis points.  Investment yields have been increasing due to the current rising rate environment, and in response to limited investment portfolio restructuring which took place in the latter part of 2017.  Loan yields have risen due to the impact of higher short-term index rates on variable-rate loans, and a relatively large volume of new fixed-rate and adjustable-rate loans booked at higher interest rates.  Rates paid on non-maturity deposits were about the same for the comparative periods, but the weighted average cost of interest-bearing liabilities went up primarily because of higher rates paid on time deposits, overnight borrowings and adjustable-rate trust-preferred securities (“TRUPS”).  Net interest income benefited from our net interest position, or the positive difference between interest-earning assets and interest-bearing liabilities, as the yield increase on earning assets was applied to a much higher balance than the rate change for interest-bearing liabilities.  Furthermore, there was a favorable shift within interest-earning assets, with the average balance of loans increasing by 30% relative to a net decline of 7% in the average balance of lower-yielding investments.  The comparative results can also be impacted by nonrecurring interest items such as interest recoveries on non-accrual loans, interest reversals for loans placed on non-accrual status, accelerated fee recognition  and prepayment penalties for premature loan payoffs, and late fees.  Nonrecurring items added $33,000 to interest income in the third quarter of 2018 but the Company experienced net interest reversals of $54,000 in the third quarter of 2017, for an absolute difference of $87,000.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 4.27% in the third quarter of 2018, up 30 basis points relative to the third quarter of 2017 primarily as the result of higher loan and investment yields.  Discount accretion on loans from whole-bank acquisitions enhanced our net interest margin by approximately eight basis points in the third quarter of 2018, as compared to three basis points in the third quarter 2017.

Net interest income in the first nine months of 2018 relative to the first nine months of 2017 reflects a favorable variance of $12.930 million attributable to volume changes, and a favorable rate variance of $2.247 million.  The volume variance was due primarily to an increase of $326 million, or 18%, in average interest-earning assets.  The rate variance is largely the result of a 42 basis point increase in our yield on average earning assets relative to an increase of 19 basis points in the cost of interest-bearing liabilities.  Nonrecurring interest income had a favorable impact totaling $261,000 during the first nine months of 2018 as compared to $164,000 for the first nine months of 2017, for an increase of $97,000.  The Company’s net interest margin for the first nine months of 2018 was 4.24%, as compared to 3.93% in the first nine months of 2017.  Discount accretion on loans from whole-bank acquisitions enhanced our net interest margin by approximately eight basis points in the first nine months of 2018 as compared to five basis points in the first nine months 2017.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses.  The Company recorded a loan loss provision of $2.450 million in the third quarter of 2018 relative to no provision in the third quarter of 2017, bringing year-to-date loan loss provisions to $2.950 million in 2018 and $300,000 for 2017.  The 2018 provision was deemed necessary subsequent to our determination of the appropriate level for our allowance for loan and lease losses, taking into consideration the $2 million reserve required for a $10 million loan participation that was placed on non-accrual status, reserves needed for other specifically identified impaired loan balances, growth in outstanding loan balances, and overall credit quality.  Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance.  The Company recorded $2.123 million in net loan charge-offs in the third quarter of 2018, including $1.948 million related to the aforementioned nonperforming loan participation, whereas $446,000 in net charge-offs were recorded the third quarter of 2017.  Net charged-off loan balances totaled $2.530 million in the first nine months of 2018 relative to $1.217 million in the first nine months of 2017.

With the loan loss provision recorded thus far in 2018, we have been able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio.  With the notable exception of the $2 million allowance and subsequent charge-off for the large loan placed on non-accrual status in the third quarter of 2018, the Company’s need for reserve replenishment via a loan loss provision has been favorably impacted in recent periods by the following factors:  all of our acquired loans were booked at their fair values at acquisition, and thus did not initially require a loan loss allowance; some charge-offs have been recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; loss rates for most loan types have been declining, thus having a positive impact on general reserves required for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three- and nine-month periods ended September 30, 2018 and 2017:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the three months ended September 30,				For the nine months ended September 30,
NON-INTEREST INCOME:	2018	% of Total	2017	% of Total	2018	% of Total	2017	% of Total
Service charges on deposit accounts	$3,208	56.05%	$2,916	49.34%	$9,181	56.37%	$8,263	50.36%
Other service charges and fees	2,274	39.73%	1,975	33.42%	6,649	40.83%	6,249	38.09%
Net gains on sale of securities available-for-sale	1	0.02%	918	15.53%	2	0.01%	984	6.00%
Bank owned life insurance	440	7.69%	377	6.38%	1,066	6.55%	1,188	7.24%
Other	(200)	-3.49%	(276)	-4.67%	(613)	-3.76%	(276)	-1.69%
Total non-interest income	$5,723	100.00%	$5,910	100.00%	$16,285	100.00%	$16,408	100.00%
As a % of average interest-earning assets (1)		1.02%		1.24%		1.00%		1.18%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$8,814	49.50%	$7,478	48.42%	$26,994	50.94%	$22,617	48.91%
Occupancy costs
Furniture & equipment	772	4.34%	641	4.15%	2,006	3.79%	1,888	4.08%
Premises	1,913	10.74%	1,727	11.18%	5,478	10.34%	5,035	10.89%
Advertising and marketing costs	671	3.77%	552	3.57%	1,981	3.74%	1,675	3.62%
Data processing costs	1,234	6.93%	1,040	6.73%	3,789	7.15%	3,049	6.59%
Deposit services costs	1,556	8.74%	1,029	6.66%	4,148	7.83%	3,140	6.79%
Loan services costs
Loan processing	286	1.61%	195	1.26%	852	1.61%	634	1.37%
Foreclosed assets	16	0.09%	43	0.28%	(330)	-0.62%	207	0.45%
Other operating costs
Telephone & data communications	362	2.03%	406	2.63%	1,121	2.12%	1,278	2.76%
Postage & mail	195	1.10%	284	1.84%	706	1.33%	762	1.65%
Other	332	1.85%	273	1.77%	1,101	2.07%	809	1.76%
Professional services costs
Legal & accounting	483	2.71%	448	2.90%	1,448	2.73%	1,381	2.99%
Acquisition costs	12	0.07%	424	2.75%	449	0.85%	585	1.27%
Other professional service	720	4.04%	440	2.85%	1,952	3.68%	1,766	3.82%
Stationery & supply costs	331	1.86%	329	2.13%	996	1.88%	962	2.08%
Sundry & tellers	110	0.62%	136	0.88%	297	0.56%	450	0.97%
Total non-interest expense	$17,807	100.00%	$15,445	100.00%	$52,988	100.00%	$46,238	100.00%
As a % of average interest-earning assets (1)		3.16%		3.23%		3.25%		3.32%
Efficiency Ratio (2)	59.59%		63.90%		61.82%		65.40%

(1)	Annualized
(2)	Tax Equivalent

Total non-interest income reflects declines of $187,000, or 3%, for the quarterly comparison and $123,000, or 1%, for the comparative year-to-date results, as increases in service charges and certain other components of non-interest income were more than offset by lower investment gains and, for the year-to-date comparison, higher pass-through expenses associated with tax credit investments and lower BOLI income.  Total non-interest income was an annualized 1.02% of average interest-earning assets in the third quarter of 2018 relative to 1.24% in the third quarter of 2017, and 1.00% for the first nine months of 2018 relative to 1.18% for the first nine months of 2017.

Service charges on deposit accounts increased by $292,000, or 10%, in the third quarter of 2018 relative to the third quarter of 2017 and by $918,000, or 11%, for the comparative year-to-date periods due primarily to fees earned on a higher number of deposit accounts and fee increases for some higher-risk commercial accounts.  The year-to-date comparison was also impacted by the reclassification of certain income from other non-interest income to deposit service charges starting in the third quarter of 2017, with the adjustment boosting service charges on deposits by about $200,000 for the first nine months of 2018 relative to 2017.  Our ratio of deposit service charge income to total non-interest income increased to 56% in the third quarter of 2018 from 49% in the third quarter of 2017, and to 56% for the first nine months of 2018 from 50% for the first nine months of 2017.  Other service charges, commissions, and fees increased by $299,000, or 15%, for the third quarter and $400,000, or 6%, for the year-to-date comparison, due in large part to a higher level of debit card interchange fees which more than offset the impact of the aforementioned income reclassification for the year-to-date comparison.  There were minimal gains on investment securities for the third quarter and first nine months of 2018, as compared to $918,000 in the third quarter of 2017 and $984,000 in the first nine months of 2017 which stem primarily from the sale of equity securities in the third quarter of 2017.

BOLI income increased by $63,000, or 17%, in the third quarter of 2018 relative to the third quarter of 2017, but fell by $122,000, or 10%, for the year-to-date comparison.  BOLI income is derived from two types of policies owned by the Company, namely “separate account” and “general account” life insurance, and the changes in BOLI income in 2018 relative to 2017 are due in large part to fluctuations in separate account BOLI income.  The Company had $7.2 million invested in separate account BOLI at September 30, 2018, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers.  Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals).  Gains on separate account BOLI totaled $198,000 in the third quarter of 2018 relative to $144,000 in the third quarter of 2017, for an increase of $54,000 for the quarter, and were $333,000 for the first nine months of 2018 as compared to $465,000 for the same period in 2017, representing a decline of $132,000 for the year-to-date comparison.  As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their net impact on taxable income tends to be minimal.  The Company’s books also reflect a net cash surrender value of $41.3 million for general account BOLI at September 30, 2018.  General account BOLI generates income that helps offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits.  Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent.

The “Other” category under non-interest income reflects negative amounts because it includes amortization expense associated with our investments in low-income housing tax credit funds and other limited partnership investments, which is netted against other non-interest income.  This line item also includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock (including our equity investment in the Federal Home Loan Bank), and other miscellaneous income.  Other non-interest income has a favorable variance of $76,000 for the quarter but an unfavorable variance of $337,000 for the year-to-date comparison.  The largest impact on the year-to-date variance came from a higher level of amortization expense on tax credit investments, which increased by $405,000 for the first nine months of 2018 because of additional investments and amortization adjustments.

Total operating expense, or non-interest expense, increased by $2.362 million, or 15%, in the third quarter of 2018 over the third quarter of 2017 and by $6.750 million, or 15%, for the first nine months of 2018 relative to the first nine months of 2017.  The increases are comprised in large part of ongoing operating costs incidental to our acquisitions and de novo branch expansion.  Nonrecurring acquisition costs were also incurred during the comparative periods, totaling $12,000 in the third quarter of 2018 and $424,000 in the third quarter of 2017, as well as $449,000 for the first nine months of 2018 and $585,000 for the first nine months of 2017.  Acquisition costs for 2018 are primarily associated with our Lompoc branch acquisition, but also include residual expenses attributable to Ojai Community Bank and the Woodlake branch.  A significant event which favorably impacted comparative year-to-date results was a $713,000 gain on the sale of OREO realized in the second quarter of 2018.  Non-interest expense was 3.16% of average earning assets in the third quarter of 2018 relative to 3.23% for the third quarter of 2017, and 3.25% for the first nine months of 2018 as compared to 3.32% for the first nine months of 2017.

The largest component of operating expense, namely salaries and employee benefits, increased by $1.336 million, or 18%, in the third quarter of 2018 over the third quarter of 2017, and $4.377 million, or 19%, for the comparative year-to-date periods.  These costs increased due to expenses for employees retained subsequent to our acquisitions, staffing costs for recent de novo branch offices, salary adjustments in the normal course of business, costs for non-acquisition related staff additions, and a relatively large increase in group health insurance costs.  Salaries directly related to successful loan originations are deferred and amortized as loan costs over the life of the related loans, which reduces current period compensation expense.  Loan origination salaries that were deferred from current expense totaled $1.097 million in the third quarter of 2018 and $1.025 million in the third quarter of 2017, an increase of $72,000 due to variability in successful organic loan origination activity, which had a slight favorable impact on the quarterly variance in personnel costs.  For the year-to-date period, deferred loan origination salaries totaled $3.130 million in 2018 and $2.915 million in 2017, representing an increase of $215,000 that had a favorable impact on the variance in year-to-date personnel expense.  Moreover, employee deferred compensation expense, a component of salaries and benefits which is associated with BOLI income as noted above, declined slightly in 2018.  As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.  The Company had 558 full-time equivalent employees at September 30, 2018 relative to 508 at September 30, 2017.  Salaries and benefits were 50% of total operating expense in the third quarter of 2018 relative to 48% in the third quarter of 2017, and 51% for the first nine months of 2018 relative to 49% for the first nine months of 2017.

Total occupancy expense increased by $317,000, or 13%, in the third quarter of 2018 relative to the third quarter of 2017, and $561,000, or 8%, for the first nine months of 2018 in comparison to the same period in 2017, due to ongoing occupancy costs associated with a higher number of branches and a certain level of nonrecurring costs incurred to outfit de novo branches.  Other expense categories also reflect higher recurring costs connected to the increase in branches and strong organic loan growth, and they were further impacted by annual expense increases in the normal course of business, higher regulatory assessments due to growth in assets (other professional service), an increase in processing costs related to a higher volume of debit card transactions (deposit services costs), and an increase in amortization expense associated with core deposit intangibles created pursuant to our acquisitions (deposit services costs).  Moreover, variances in overhead expense include the positive impact of lower nonrecurring acquisition costs, and were also favorably impacted by reductions in telecommunications and postage costs, lower losses from debit card fraud, and for the year-to-date period, the previously noted $713,000 gain on the sale OREO in the second quarter of 2018.

The Company’s tax-equivalent overhead efficiency ratio was 59.59% in the third quarter of 2018 relative to 63.90% in the third quarter of 2017, and 61.82% for the first nine months of 2018 in comparison to 65.40% for the first nine months of 2017.  The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income; the provision for loan losses and investment gains/losses are excluded from the equation.  Our overhead efficiency ratio improved in 2018 due in large part to a higher level of net interest income and the nonrecurring gain on OREO, but a lower federal income tax rate had a detrimental impact on our overhead efficiency ratio since gross-up amounts calculated for non-taxable interest income and BOLI income are lower in 2018.  If 2017 marginal tax rates had been used when calculating 2018 ratios, for example, our overhead efficiency ratios would have been almost 80 basis points lower.

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

The Company’s provision for income taxes was 23.5% of pre-tax income in the third quarter of 2018 as compared to 35.5% in the third quarter of 2017, and was 24.1% for the first nine months of 2018 relative to 32.7% for the first nine months of 2017.  The lower tax accrual rate for 2018 is primarily the result of a lower federal income tax rate.  Our tax accrual rate would have been even higher in the first nine months of 2017 if not for our adoption of FASB’s Accounting Standards Update 2016-09 effective January 1, 2017, and the subsequent change in accounting methodology associated with the disqualifying disposition of Company shares issued pursuant to the exercise of incentive stock options.  Prior to January 1, 2017, the favorable tax impact of disqualifying dispositions was recorded directly to equity, whereas it is now reflected in the income statement as an adjustment to our income tax provision.  Disqualifying dispositions had a marginal effect on our tax accrual rate during the first nine months of 2018, but they occurred at a higher rate during the first nine months of 2017 and thus had a more material impact.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  Surplus FRB balances and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Aggregate investments totaled $555 million, or 23% of total assets at September 30, 2018 and $567 million, or 24% of total assets at December 31, 2017.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances held primarily in our Federal Reserve Bank account totaled $6 million at September 30, 2018 relative to $9 million at December 31, 2017.  The Company’s investment securities portfolio had a book balance of $549 million at September 30, 2018, reflecting a net decline of close to $10 million, or 2%, for the first nine months of 2018.  The Company carries investments at their fair market values.  We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  The expected average life for bonds in our investment portfolio was 4.2 years and their average effective duration was 3.4 years at September 30, 2018, up slightly from an expected average life of 4.0 years and an average effective duration of 3.1 years at year-end 2017.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)
	September 30, 2018		December 31, 2017
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies	$16,627	$16,043	$21,524	$21,326
Mortgage-backed securities	410,190	396,690	399,203	393,802
State and political subdivisions	136,983	136,082	140,909	143,201
Total securities	$563,800	$548,815	$561,636	$558,329

The net unrealized loss on our investment portfolio, or the amount by which aggregate fair market values fell short of amortized cost, was $15 million at September 30, 2018, an increase of $12 million relative to the net unrealized loss of $3 million at December 31, 2017.  The change was caused by the adverse impact of rising market interest rates on fixed-rate bond values.  The balance of U.S. Government agency securities in our portfolio declined by $5 million, or 25%, during the first nine months of 2018 due primarily to bond maturities.  Mortgage-backed securities increased by $3 million, or 1%, due to bond purchases, net of prepayments in the portfolio and changes in fair market values.  Municipal bond balances were down $7 million, or 5%, as maturities/redemptions and declines in market valuations offset the impact of bond purchases.  Municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio undergo a detailed quarterly review for potential impairment.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $200 million at September 30, 2018 and $183 million at December 31, 2017, leaving $349 million in unpledged debt securities at September 30, 2018 and $376 million at December 31, 2017.  Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $48 million at September 30, 2018 and $40 million at December 31, 2017.

Loan AND LEASE Portfolio

Gross loans and leases reflect a net increase of $137 million, or 9%, climbing to $1.695 billion at September 30, 2018 from $1.558 billion at December 31, 2017 despite a drop of $44 million in balances outstanding on mortgage warehouse lines.  A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below.  The balances in the table are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.  While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	September 30, 2018	December 31, 2017
Real estate:
1-4 family residential construction	$90,358	$74,256
Other construction/land	98,826	58,779
1-4 family - closed-end	226,889	204,766
Equity lines	58,061	62,590
Multi-family residential	53,491	42,930
Commercial real estate - owner occupied	293,827	263,447
Commercial real estate - non-owner occupied	436,739	379,432
Farmland	146,485	140,516
Total real estate	1,404,676	1,226,716
Agricultural	52,265	46,796
Commercial and industrial	134,171	135,662
Mortgage warehouse lines	94,348	138,020
Consumer loans	9,049	10,626
Total loans and leases	$1,694,509	$1,557,820
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	5.33%	4.77%
Other construction/land	5.83%	3.77%
1-4 family - closed-end	13.39%	13.14%
Equity lines	3.43%	4.02%
Multi-family residential	3.16%	2.76%
Commercial real estate - owner occupied	17.34%	16.91%
Commercial real estate - non-owner occupied	25.77%	24.36%
Farmland	8.64%	9.02%
Total real estate	82.89%	78.75%
Agricultural	3.08%	3.00%
Commercial and industrial	7.93%	8.71%
Mortgage warehouse lines	5.57%	8.86%
Consumer loans	0.53%	0.68%
Total loans and leases	100.00%	100.00%

For the first nine months of 2018, total real estate loans increased by $178 million, or 15%, due to strong organic growth in construction loans and robust growth in loans secured by residential properties and commercial real estate.  The increase in residential loans includes the first quarter bulk purchase of single-family mortgage loans, which had a balance of $11 million at the time of purchase.  Agricultural production loans were also up by $5 million, or 12%, for the first nine months of 2018.  As noted, outstanding balances on mortgage warehouse lines fell by $44 million, or 32%, primarily because the utilization rate on those lines dropped to 24% at September 30, 2018 from 34% at December 31, 2017.  Commercial loan and lease balances reflect a net decline of $1.5 million, or 1%, since the addition of new commercial lending relationships was more than offset by payoffs in the portfolio, and consumer loan balances were also down by $1.6 million, or 15%.

Management remains focused on organic loan growth, which combined with strong economic activity in some of our markets has led to record levels for our pipeline of loans in process of approval in recent periods.  However, we are still experiencing occasional surges in prepayments in addition to significant fluctuations in mortgage warehouse lending, thus no assurance can be provided with regard to future net growth in aggregate loan balances.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO.  If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (“TDR”).  TDRs may be classified as either nonperforming or performing loans depending on their underlying characteristics and circumstances.  As discussed in Note 15 to the consolidated financial statements, an $8 million nonperforming loan was transferred to OREO in mid-October 2018 and the numbers presented in this section do not reflect that transfer.  The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming assets and performing troubled debt restructurings
(dollars in thousands, unaudited)
	September 30, 2018	December 31, 2017	September 30, 2017
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$60	$77	$83
1-4 family - closed-end	781	871	886
Equity lines	504	922	893
Commercial real estate - owner occupied	106	236	1,148
Commercial real estate - non-owner occupied	8,083	123	—
Farmland	30	293	297
TOTAL REAL ESTATE	9,564	2,522	3,307
Agriculture	—	—	—
Commercial and industrial	1,255	1,301	734
Consumer loans	141	140	77
TOTAL NONPERFORMING LOANS	10,960	3,963	4,118

Foreclosed assets	2,212	5,481	2,674
Total nonperforming assets	$13,172	$9,444	$6,792
Performing TDRs (1)	$11,290	$12,413	$12,707
Nonperforming loans as a % of total gross loans and leases	0.65%	0.25%	0.31%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.78%	0.60%	0.52%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.
Total nonperforming assets increased by $3.728 million, or 39%, during the first nine months of 2018, due primarily to the previously noted addition of a $10 million nonperforming loan (see Note 15 to the consolidated financial statements), net of the sale of over $3 million in OREO and reductions resulting from net charge-offs, loan payoffs and upgrades.  The $11 million balance of nonperforming loans at September 30, 2018 includes certain TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming loans and were thus classified as such.  As shown in the table, we also had $11 million in loans classified as performing TDRs on which we were still accruing interest as of September 30, 2018, a reduction of 9% relative to December 31, 2017.

Foreclosed assets had a carrying value of $2.2 million at September 30, 2018, comprised of 13 properties classified as OREO and one mobile home.  This represents a reduction of $3.3 million relative to year-end 2017 when foreclosed assets totaled $5.5 million, consisting of 13 properties classified as OREO and three mobile homes.  While we had write-downs on OREO totaling $195,000 and sold a few small properties during the first nine months of 2018, as noted previously the greatest impact came from the sale of a $3.1 million OREO property at a gain of over $700,000 during the second quarter of 2018.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.78% of gross loans and leases plus foreclosed assets at September 30, 2018, up from 0.60% at December 31, 2017 and 0.52% at September 30, 2017.  An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed.  Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was $9.5 million at September 30, 2018, a 5% increase relative to December 31, 2017.  The increase came from the addition of $2.950 million via a loan loss provision, less net charge-offs of $2.530 million against the allowance.  Because of growth in our loan portfolio, the allowance for loan and lease losses fell to 0.56% of total loans at September 30, 2018, from 0.58% at December 31, 2017 and 0.67% at September 30, 2017.  The ratio of the allowance to total loans has been trending down in recent periods, as facilitated by the following circumstances:  some charge-offs have been recorded against pre-established reserves, alleviating the need for reserve replenishment; acquisition loans were booked at their fair values, and thus did not initially require a loan loss allowance; favorable trends in loan loss rates have had a positive impact on general reserves established for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.  The ratio of the allowance to nonperforming loans was 86.34% at September 30, 2018, relative to 228.19% at December 31, 2017 and 213.31% at September 30, 2017.  A separate allowance of $334,000 for potential losses inherent in unused commitments is included in other liabilities at September 30, 2018.

The following table summarizes activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)
	For the three months	For the three months	For the nine months	For the nine months	For the year
	ended September 30,	ended September 30,	ended September 30,	ended September 30,	ended December 31,
Balances:	2018	2017	2018	2017	2017
Average gross loans and leases outstanding during period (1)	$1,668,860	$1,287,906	$1,601,543	$1,246,250	$1,318,909
Gross loans and leases outstanding at end of period	$1,694,509	$1,311,625	$1,694,509	$1,311,625	$1,557,820

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,136	$9,230	$9,043	$9,701	$9,701
Provision charged to expense	2,450	—	2,950	300	(1,140)
Charge-offs
Real Estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	—	—
1-4 family - closed-end	—	—	5	7	7
Equity lines	—	1	125	52	58
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	87	36
Commercial real estate- non-owner occupied	1,948	—	1,948	—	—
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	1,948	1	2,078	146	101
Agricultural	—	132	—	154	154
Commercial & industrial loans	43	192	144	576	669
Consumer loans	538	561	1,627	1,606	2,161
Total	$2,529	$886	$3,849	$2,482	$3,085
Recoveries
Real Estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	5	5
1-4 family - closed-end	2	3	7	8	1,959
Equity lines	51	3	132	8	32
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	51	230	89	38
Commercial real estate- non-owner occupied	—	12	—	104	201
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	53	69	369	214	2,235
Agricultural	22	—	22	5	5
Commercial and industrial	43	87	88	282	310
Consumer loans	288	284	840	764	1,017
Total	$406	$440	$1,319	$1,265	$3,567
Net loan charge offs (recoveries)	$2,123	$446	$2,530	$1,217	$(482)
Balance at end of period	$9,463	$8,784	$9,463	$8,784	$9,043

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.50%	0.14%	0.21%	0.13%	-0.04%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	0.56%	0.67%	0.56%	0.67%	0.58%
Allowance for Loan Losses to Nonperforming Loans	86.34%	213.31%	86.34%	213.31%	228.19%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	22.43%	5.08%	26.74%	13.85%	-5.33%
Net Loan Charge-offs to Provision for Loan Losses	86.65%	—	85.76%	405.67%	42.28%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As reflected in the table above, the Company recorded a loan loss provision of $2.450 million in the third quarter of 2018 compared no provision in the third quarter of 2017, and provisions totaling $2.950 million for the first nine months of 2018 and $300,000 for the first nine months of 2017.  Net loans charged off against the allowance totaled $2.123 million in the third quarter of 2018 and $446,000 in the third quarter of 2017, while net charge-offs were $2.530 million for the first nine months of 2018 relative to $1.217 million during the first nine months of 2017.  Charged-off balances for 2018 include $1.948 million on the large participation loan that was placed on non-accrual status in the third quarter of 2018.  Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end.  The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at September 30, 2018 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.  Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  Unused commitments to extend credit totaled $772 million at September 30, 2018 and $692 million at December 31, 2017, with the increase primarily attributable to an increase in construction loan commitments and a drop in balances outstanding on mortgage warehouse lines.  It is unlikely that all unused commitments will ultimately be drawn down.  Unused commitments represented approximately 46% of gross loans outstanding at September 30, 2018 and 44% at December 31, 2017.  The Company also had undrawn letters of credit issued to customers totaling $10 million at September 30, 2018 and $9 million at December 31, 2017.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $95 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans that are pledged to the FHLB by the Company.  For more information on the Company’s off-balance sheet arrangements, see Note 8 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions.  Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches and our reserve requirement, among other things, and is subject to significant fluctuations in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank.  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds.  The Company’s balance of non-interest earning cash and due from banks was $59 million at September 30, 2018 relative to $61 million at December 31, 2017, with the decrease due primarily to lower vault cash balances.  The average balance of non-earning cash and due from banks for the period, which is a better measure for ascertaining trends, was $61 million for the first nine months of 2018 relative to an average balance of $53 million for the year in 2017.  The increase in the average balance is due to vault cash required for acquired and de novo branches, as well as a larger average volume of cash items in process of collection incidental to an expanding base of deposit customers.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”  Net premises and equipment increased by $610,000, or 2%, for the first nine months of 2018, due to addition of the Lompoc branch less depreciation recorded on other fixed assets.  Goodwill was $27 million at September 30, 2018, unchanged for the first nine months of 2018, but other intangible assets were up $490,000, or 8%, due to the addition of a core deposit intangible for the Lompoc deposit purchase in May 2018 less amortization expense recorded on core deposit intangibles.  The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has concluded that no impairment exists as of September 30, 2018.

Company owned life insurance, with a balance of $49 million at September 30, 2018, is discussed in detail above in the “Non-Interest Income and Non-Interest Expense” section.

The aggregate balance of “Other assets” was $46.7 million at September 30, 2018 as compared to $44.7 million at December 31, 2017, representing an increase of $2.0 million, or 4%, primarily because of a $4.4 million increase in our deferred tax asset and increases in accrued interest receivable and prepaid income taxes, partially offset by reductions in a number of other areas.  At September 30, 2018, the balance of other assets included as its largest components a $10.5 million investment in restricted stock, a net deferred tax asset of $10.9 million, accrued interest receivable totaling $8.4 million, a $7.2 million investment in low-income housing tax credit funds, and a $3.1 million investment in a small business investment corporation.  Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits represent another key balance sheet category impacting the Company’s net interest margin and profitability metrics.  Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity accounts such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates paid by deposit type for the three- and nine-month periods ended September 30, 2018 and 2017 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.”  A distribution of the Company’s deposits showing the period-end balance and percentage of total deposits by type is presented as of the dates indicated in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	September 30, 2018	December 31, 2017
Non-interest bearing demand deposits	$685,941	$635,434
Interest bearing demand deposits	111,421	118,533
NOW	434,020	405,057
Savings	299,650	283,126
Money market	137,649	171,611
Time, under $250,000	182,686	175,336
Time, $250,000 or more	214,686	199,289
Brokered deposits	40,000	—
Total deposits	$2,106,053	$1,988,386

Percentage of Total Deposits
Non-interest bearing demand deposits	32.57%	31.96%
Interest bearing demand deposits	5.29%	5.96%
NOW	20.61%	20.37%
Savings	14.23%	14.24%
Money market	6.54%	8.63%
Time, under $250,000	8.67%	8.82%
Time, $250,000 or more	10.19%	10.02%
Brokered deposits	1.90%	—
Total	100.00%	100.00%

Deposit balances reflect net growth of $118 million, or 6%, during the first nine months of 2018, which includes our Lompoc branch acquisition on May 18, 2018 and the addition of $40 million in wholesale brokered deposits.  Lompoc branch deposits totaled $38 million on the acquisition date, comprised of $32 million in non-maturity deposits and $6 million in time deposits, with non-maturity deposits declining to $30 million and time deposits to $5 million at September 30, 2018.  For the first nine months of 2018, non-interest bearing demand deposit balances grew by $51 million, or 8%, NOW accounts increased by $29 million, or 7%, and savings deposits rose by $17 million, or 6%.  However, part of the year-to-date growth in those deposit types came from migration out of interest-bearing demand deposit balances, which declined $7 million, or 6%, and money market demand deposits, which were down $34 million, or 20%.  Relatively strong organic growth in total non-maturity deposits during the first half of 2018 was offset in part by runoff in the third quarter, thus year-to-date results reflect net organic growth of only $25 million, or 2%.  Total time deposits increased by $63 million, or 17%, due to $40 million in wholesale brokered deposits added during the third quarter, organic growth in customer time deposits, and $5 million in time deposits related to the Lompoc branch acquisition.  Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth.  Our deposit-targeted promotions are still favorably impacting growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although given the current highly competitive market for deposits no assurance can be provided with regard to future core deposit increases.

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

Total non-deposit interest-bearing liabilities were up by $3 million, or 4%, in the first nine months of 2018, due to an increase in customer repurchase agreements which more than offset a drop in FHLB borrowings.  The Company had $16 million in overnight borrowings from the FHLB at September 30, 2018, down from $22 million at December 31, 2017, and there were no overnight federal funds purchased from other correspondent banks or advances from the FRB on our books at September 30, 2018 or December 31, 2017.  Repurchase agreements totaled over $16 million at September 30, 2018 relative to a balance of $8 million at year-end 2017, for an increase of over $8 million.  Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  The Company had junior subordinated debentures totaling $34.7 million at September 30, 2018 and $34.6 million December 31, 2017, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.  The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  The Company’s balance of other liabilities went down by $5 million, or 16%, during the first nine months of 2018 due primarily to a drop in current taxes payable and lower balances in clearing accounts.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks and the FHLB totaled $519 million at September 30, 2018.  An additional $56 million in credit is available from the FHLB if the Company were to pledge sufficient collateral and maintain the required amount of FHLB stock.  The Company was also eligible to borrow approximately $62 million at the Federal Reserve Discount Window based on pledged assets at September 30, 2018.  Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of September 30, 2018, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $397 million of the Company’s investment balances, as compared to $415 million at December 31, 2017.  Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $95 million at September 30, 2018 and $86 million at December 31, 2017.  Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 69% and 16%, respectively, at September 30, 2018, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.”  Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were all well within policy guidelines at September 30, 2018.  The Company has been able to maintain a robust liquidity position despite recent loan growth and non-maturity deposit runoff, but no assurance can be provided that our liquidity position will continue at current strong levels.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least six other interest rate scenarios in conducting our rolling 12-month net interest income simulations:  upward shocks of 100, 200, and 300 basis points, and downward shocks of 100, 200, and 300 basis points.  Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time.  We currently utilize an additional upward rate shock scenario of 400 basis points.  Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.  As of September 30, 2018 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$18,717	-$10,709	-$4,731	+$579	+$1,164	+$1,398	+$1,463
% Change	-18.48%	-10.57%	-4.67%	+0.57%	+1.15%	+1.38%	+1.44%

Our current simulations indicate that the Company’s net interest income will remain relatively flat over the next 12 months in a rising rate environment, but a drop in interest rates could have a substantial negative impact.  In prior periods the simulations projected sizeable gains in net interest income in rising rate scenarios, but balance sheet changes, including the addition of fixed-rate loans and adjustable-rate loans with longer reset periods, and the recent increase in interest rates have significantly diminished that effect.  If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by only $579,000, or 0.57%, relative to a stable interest rate scenario, with the favorable variance expanding very slightly as interest rates rise higher.  If interest rates were to decline by 100 basis points, however, net interest income would likely be around $4.731 million lower than in a stable interest rate scenario, for a negative variance of 4.67%.  The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view material interest rate reductions as unlikely in the near term, the potential percentage drop in net interest income exceeds our internal policy guidelines when the projected decline in index rates is 200 basis points or more.  No corrective actions are contemplated at this time, but we will continue to monitor our interest rate risk profile and will apply remedial changes as deemed appropriate.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas).  When no balance sheet growth is incorporated and a stable interest rate environment is assumed, projected annual net interest income is about $3 million lower than in our standard simulation.  However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from excessive non-maturity deposit runoff and/or unfavorable deposit rate changes in rising rate scenarios.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed.  The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations.  Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios.  An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates.  The table below shows estimated changes in the Company’s EVE as of September 30, 2018, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	-$138,928	-$164,242	-$71,025	+$33,416	+$53,984	+$66,022	+$74,297
% Change	-25.86%	-30.57%	-13.22%	+6.22%	+10.05%	+12.29%	+13.83%

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

CAPITAL RESOURCES

The Company had total shareholders’ equity of $263.2 million at September 30, 2018, comprised of $112.1 million in common stock, $3.0 million in additional paid-in capital, $158.7 million in retained earnings, and an accumulated other comprehensive loss of $10.6 million.  At the end of 2017, total shareholders’ equity was $255.9 million.  The $7.3 million increase for the first nine months of 2018 is due to capital from net income and stock options exercised, which was partially offset by cash dividends paid and an $8.2 million increase in our accumulated other comprehensive loss.  There were no share repurchases executed by the Company during the nine months ended September 30, 2018.

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

Regulatory Capital Ratios
	September 30,	December 31,	Minimum Requirement
	2018	2017	to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.55%	12.84%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.35%	14.79%	8.00%
Total Capital to Risk-weighted Assets	14.86%	15.32%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.40%	11.32%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.23%	14.51%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.23%	14.51%	8.00%
Total Capital to Risk-weighted Assets	14.73%	15.04%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.30%	11.14%	5.00%

Our risk-based capital ratios declined during the first nine months of 2018, as capital was leveraged for growth in risk-adjusted assets.  Our capital ratios are still strong relative to the median for peer financial institutions, however, and remain well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991.  We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In September of 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans.  The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be suspended at any time at Management’s discretion.  The Company did not repurchase any shares in the third quarter of 2018, and there were 478,954 authorized shares remaining available for repurchase at September 30, 2018.  As of the date of this report, Management has no immediate plans to resume stock repurchase activity.

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

3.1	Restated Articles of Incorporation of Sierra Bancorp (4)
3.2	Amended and Restated By-laws of the Company (5)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (6)
10.2	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (7)
10.3	Split Dollar Agreement for Kenneth R. Taylor (8)
10.4	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (8)
10.5	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (8)
10.6	Director Retirement Agreement and Split dollar Agreement for Albert Berra (8)
10.7	401 Plus Non-Qualified Deferred Compensation Plan (8)
10.8	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (9)
10.9	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (9)
10.10	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (10)
10.11	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (10)
10.12	2007 Stock Incentive Plan (11)
10.13	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (12)
10.14	Salary Continuation Agreement for Kevin J. McPhaill (12)
10.15	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.16	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (13)
10.17	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (14)
10.18	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (15)
10.19	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (15)
10.20	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (15)
10.21	2017 Stock Incentive Plan (16)
11	Statement of Computation of Per Share Earnings (17)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 5, 2016 and incorporated herein by reference.
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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 7, 2018	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

November 7, 2018	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)