Form 10-K
period 2018-12-31
SIERRA BANCORP
filed 2019-03-14
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $395 million, based on the closing price reported to the registrant on that date of $28.24 per share.  Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of March 1, 2019 was 15,321,630.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

Item 1.  Business

General

The Company

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws.  The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  As of December 31, 2018, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”).  Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company.  References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.  At December 31, 2018, the Company had consolidated assets of $2.523 billion (including gross loans of $1.732 billion), liabilities totaling $2.249 billion (including deposits of $2.116 billion), and shareholders’ equity of $273 million.  The Company’s liabilities include $35 million in debt obligations due to its trust subsidiaries, related to TRUPS issued by those entities.

The Bank

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities.  The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital.  Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions:  Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017.  See the Recent Developments section below for details on our latest acquisitions.

There are not currently any plans for additional branches, but our post-recession branching activity includes the establishment of the Fresno-Palm branch and the purchase of the Lompoc branch in 2018, opening de novo branches in Bakersfield and Pismo Beach and the acquisition of the Woodlake branch in 2017, opening a new branch in Sanger in 2016, the relocation of our Clovis branch to a superior location in 2012, and the opening of a de novo branch in the City of Selma in 2011.  With our latest acquisitions and branching activity, the Bank now maintains administrative offices and operates 40 full-service branches in the following California locations:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue
Arroyo Grande:	Arroyo Grande Office 1360 East Grand Avenue
Atascadero:	Atascadero Office 7315 El Camino Real
Bakersfield:	Bakersfield California Office 4456 California Ave	Bakersfield Riverlakes Office 4060 Coffee Road	Bakersfield Ming Office 8500 Ming Avenue
Bakersfield East Hills Office 2501 Mt. Vernon Avenue
California City:	California City Office 8031 California City Blvd.

Clovis:	Clovis Office 1835 East Shaw Avenue
Delano:	Delano Office 1126 Main Street
Dinuba:	Dinuba Office 401 East Tulare Street
Exeter:	Exeter Office 1103 West Visalia Road
Farmersville:	Farmersville Office 400 West Visalia Road
Fillmore:	Fillmore Office 527 Sespe Avenue
Fresno:	Fresno Palm Office 7391 North Palm Avenue	Fresno Shaw Office 636 East Shaw Avenue	Fresno Sunnyside Office 5775 E. Kings Canyon Rd.
Hanford:	Hanford Office 427 West Lacey Boulevard
Lindsay:	Lindsay Office 142 South Mirage Avenue
Lompoc:	Lompoc Office 705 West Central Avenue

Ojai:	Ojai Office 402 West Ojai Avenue
Paso Robles:	Paso Robles Office 1207 Spring Street
Pismo Beach:	Pismo Beach Office 1401 Dolliver Street
Reedley:	Reedley Office 1095 West Manning Ave.
San Luis Obispo:	San Luis Obispo Office 500 Marsh Street
Sanger:	Sanger Office 1500 7th Street
Santa Barbara:	Santa Barbara Office 21 East Carrillo Street
Santa Clarita:	Santa Clarita Office 26328 Citrus Street
Santa Paula:	Santa Paula Office 901 East Main Street

Selma:	Selma Office 2450 McCall Avenue
Tehachapi:	Tehachapi Downtown Office 224 West “F” Street	Tehachapi Old Town Office 21000 Mission Street
Three Rivers:	Three Rivers Office 40884 Sierra Drive
Tulare:	Tulare Office 246 East Tulare Avenue	Tulare Prosperity Office 1430 East Prosperity Avenue
Ventura:	Ventura Office 89 South California Street
Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street
Woodlake:	Woodlake Office 232 N. Valencia Boulevard

Complementing the Bank’s stand-alone offices are specialized lending units which include our agricultural credit center and an SBA lending division.  We also have ATMs at all branch locations and seven non-branch locations.  Furthermore, the Bank is a member of the Allpoint network, which provides our deposit customers with surcharge-free access to over 43,000 ATMs across the nation and another 12,000 ATMs in foreign countries, and customers have access to electronic point-of-sale payment alternatives nationwide via the Pulse network.  To ensure that account access preferences are addressed for all customers, we provide the following options:  an internet branch which provides the ability to open deposit accounts online; an online banking option with bill-pay and mobile banking capabilities, including mobile check deposit; online lending solutions for consumers and small businesses; a customer service center that is accessible by toll-free telephone during business hours; and an automated telephone banking system that is usually accessible 24 hours a day, seven days a week.  We offer a variety of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and payroll services for business customers.

Our chief products and services relate to extending loans and accepting deposits.  Our lending activities cover real estate, commercial (including small business), mortgage warehouse, agricultural, and consumer loans.  The bulk of our real estate loans are secured by commercial, professional office and agricultural properties, but we also offer commercial construction loans and multifamily credit facilities among other types of loans.  As noted above, gross loans totaled $1.732 billion at December 31, 2018, and the percentage of our total loan and lease portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (84.0%); (ii) agricultural production loans (2.8%); (iii) commercial and industrial loans and leases (including SBA loans and direct finance leases) (7.4%); (iv) mortgage warehouse loans (5.3%); and (v) consumer loans (0.5%).  Interest, fees, and other income on real-estate secured loans, which is by far the largest segment of our portfolio, totaled $73.0 million, or 64% of net interest plus other income in 2018, and $53.3 million, or 55% of net interest plus other income in 2017.

In addition to loans, we offer a wide range of deposit products and services for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts.  We attract deposits throughout our market area via referrals from other customers, direct-mail campaigns, a customer-oriented product mix, and competitive pricing, and by offering convenient locations, drive-through banking, and various other delivery channels.  We strive to retain our deposit customers by providing a consistently high level of service.  At December 31, 2018, the consolidated Company had 122,500 deposit accounts totaling $2.116 billion, compared to 118,700 deposit accounts totaling $1.988 billion at December 31, 2017.

We have not engaged in any material research activities related to the development of new products or services during the last two fiscal years.  However, our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and enable us to improve our competitive position.  The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty.  We hold no patents or licenses (other than licenses required by bank regulatory agencies), franchises, or concessions.  Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley, but as our branch network has expanded to include more metropolitan areas we have become less reliant on the agriculture-related base.  We are not dependent on a single customer or group of related customers for a material portion of our core deposits, but our time deposit balances at December 31, 2018 include $120 million in deposits from the State of California, comprising 6% of total deposits.  Furthermore, for loans we have what could be considered to be concentrations in loans to the dairy industry (8% of total loans), and the hotel industry (9% of total loans).  Our efforts to comply with government and regulatory mandates on consumer protection and privacy, anti-terrorism, and other initiatives have resulted in significant ongoing expense to the Bank, including compliance staffing costs and other expenses associated with compliance-related software.  However, as far as can be determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of environmental regulation at the Federal, state, or local level. The Company is not involved with chemicals or toxins that might have an adverse effect on the environment, thus its primary exposure to environmental legislation is through lending activities.  The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability.

Recent Developments

On May 18, 2018, the Company purchased most of the deposits of the Lompoc branch of Community Bank of Santa Maria, located in Santa Barbara County.  The purchase also included the Lompoc branch building, the real property on which the building is located, and certain other equipment and fixed assets at their aggregate fair value of $1.7 million.  The Lompoc branch is now operating as a full-service branch of Bank of the Sierra.  Lompoc branch deposits totaled $38 million at the time of purchase, consisting of $32 million in non-maturity deposits and $6 million in time deposits. In accordance with GAAP, the Company recorded a $1.169 million deposit purchase premium in connection with the transaction and is amortizing that amount on a straight line basis over eight years.

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

With respect to commercial bank competitors, our business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint.  Based on June 30, 2018 FDIC combined market share data for the 31 cities within which the Company currently maintains branches, the largest portion of deposits belongs to Wells Fargo Bank with 21.1% of total combined deposits, followed by Bank of America (18.8%), JPMorgan Chase (10.9%), Union Bank (8.5%), and Rabobank (5.6%).  Bank of the Sierra ranks sixth on the 2018 market share list with 4.6% of total deposits.  In Tulare County, however, where the Bank was originally formed, we rank first for deposit market share with 20.3% of total deposits at June 30, 2018, and had the largest number of branch locations (13, including our online branch).  The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and allocate their resources to regions of highest yield and demand.  They can also offer certain services that we do not provide directly but may offer indirectly through correspondent institutions, and by virtue of their greater capitalization those banks have legal lending limits that are substantially higher than ours.  For loan customers whose needs exceed our legal lending limits, we typically arrange for the sale, or participation, of some of the balances to financial institutions that are not within our geographic footprint.

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

Employees

As of December 31, 2018 the Company had 468 full-time and 88 part-time employees.  On a full-time equivalent basis staffing stood at 541 at December 31, 2018, down from 556 at December 31, 2017.

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

Pursuant to the adoption of final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and bank holding companies with more than $500 million in assets, minimum regulatory requirements for both the quantity and quality of capital held by the Company and the Bank increased effective January 1, 2015.  Furthermore, a capital class known as Common Equity Tier 1 capital was established in addition to Tier 1 capital and Tier 2 capital, and most financial institutions were given the option of a one-time election to continue to exclude accumulated other comprehensive income (“AOCI”) from regulatory capital.  The Company has exercised its option to exclude AOCI from regulatory capital.  The final rules also increased capital requirements for certain categories of assets, including higher-risk construction and real estate loans, certain past-due or nonaccrual loans, and certain exposures related to securitizations.  The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets of less than $15 billion at December 31, 2009, subject to a limit of 25% of Tier 1 capital.  All of the Company’s trust preferred securities were issued prior to that date and continue to qualify as Tier 1 capital.

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

The final rules established a regulatory minimum of 4.5% for common equity Tier 1 capital to total risk weighted assets (“Common Equity Tier 1 RBC Ratio”), a minimum of 6.0% for Tier 1 capital to total risk weighted assets (“Tier 1 Risk-Based Capital Ratio” or “Tier 1 RBC Ratio”), a minimum of 8.0% for qualifying Tier 1 plus Tier 2 capital to total risk weighted assets (“Total Risk-Based Capital Ratio” or “Total RBC Ratio”), and a minimum of 4.0% for the Leverage Ratio, which is defined as Tier 1 capital to adjusted average assets (quarterly average assets less the disallowed capital items noted above).  In addition to the other minimum risk-based capital standards, the final rules also require a Common Equity Tier 1 capital conservation buffer which was phased in over three years.  The capital conservation buffer was 0.625% for 2016, 1.25% for 2017, and 1.875% for 2018, and it became fully phased in at 2.5% of risk-weighted assets beginning on January 1, 2019.  Effective January 1, 2019, the buffer effectively raises the minimum required Common Equity Tier 1 RBC Ratio to 7.0%, the Tier 1 RBC Ratio to 8.5%, and the Total RBC Ratio to 10.5%.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to executive management.

Based on our capital levels at December 31, 2018 and 2017, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.  For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources.  Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total RBC Ratio of 10%; Tier 1 RBC Ratio of 8%; Common Equity Tier 1 RBC Ratio of 6.5%; and Leverage Ratio of 5%); “adequately capitalized” (Total RBC Ratio of 8%; Tier 1 RBC Ratio of 6%; Common Equity Tier 1

RBC Ratio of 4.5%; and Leverage Ratio of 4%); “undercapitalized” (Total RBC Ratio of less than 8%; Tier 1 RBC Ratio of less than 6%; Common Equity Tier 1 RBC Ratio of less than 4.5%; or Leverage Ratio of less than 4%); “significantly undercapitalized” (Total RBC Ratio of less than 6%; Tier 1 RBC Ratio of less than 4%; Common Equity Tier 1 RBC Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than or equal to 2%).  A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice merits a downgrade, but no bank may be treated as “critically undercapitalized” unless its actual tangible equity to assets ratio warrants such treatment.  As of December 31, 2018 and 2017, both the Company and the Bank qualified as well capitalized for regulatory capital purposes.

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

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law.  The Act made significant changes that impact corporate taxation, including the reduction of the maximum federal income tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions.  The reduced tax rate had a favorable impact on our tax expense beginning in 2018, as our blended marginal income tax rate dropped to 29.56% in 2018 from 42.05% in 2017.  The tax rate reduction also resulted in an adjustment to our deferred tax assets and liabilities to reflect their value to the Company at the lower federal tax rate of 21%, with such revaluation required in the period in which the legislation was enacted.  Subsequent to a detailed analysis of our deferred tax assets and liabilities we reduced our net deferred tax asset by $2.710 million via a charge to our income tax provision in December 2017.

Deposit Insurance

The Bank’s deposits are insured up to maximum applicable limits under the Federal Deposit Insurance Act, and the Bank is subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (the “DIF”).  In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act.  In August 2016 the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016 and assessment rates for most institutions were adjusted downward, but institutions with $10 billion or more in assets were assessed a quarterly surcharge which will continue until the reserve ratio reaches the statutory minimum of 1.35%.  Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund.  On September 30, 2018, the DIF ratio reached 1.36 percent.  Because the ratio exceeded 1.35 percent, two deposit insurance assessment changes occurred under FDIC regulations:  surcharges on large banks (total consolidated assets of $10 billion or more) ended, with the last surcharge on large banks being collected on December 28, 2018; and, banks with total consolidated assets of less than $10 billion were awarded credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent, to be applied when the reserve ratio is at least 1.38 percent.  Bank of the Sierra is eligible for such credits, which could reduce our FDIC assessments in future periods.

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

In addition to DIF assessments, banks have been required to pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.  The assessment amount fluctuates, but was 0.32 basis points of insured deposits for the fourth quarter of 2018.  The Financing Corporation bonds mature in September 2019, and a final assessment of 0.14 basis points of insured deposits is projected for March 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities.  The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies.  In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank most recently received a satisfactory CRA assessment rating in January 2019.

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

Risks Relating to the Bank and to the Business of Banking in General

Our business has been and may in the future be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally.  National and global economies are constantly in flux, as evidenced by market volatility both recently and in years past.  Future economic conditions cannot be predicted, and recurrent deterioration in the economies of the nation as a whole or in the Company’s markets could have an adverse effect, which could be material, on our business, financial condition, results of operations and future prospects, and could cause the market price of the Company’s stock to decline.

From December 2007 through June 2009, the U.S. economy was officially in recession.  Business activity across a wide range of industries and regions in the U.S. was greatly reduced during and after the recession.  The U.S. economy has undergone a continued and gradual expansion since 2009, but financial stress on borrowers as a result of an uncertain future economic environment could still have an unfavorable effect on the ability of the Company’s borrowers to repay their loans, which could adversely affect the Company’s business, financial condition and results of operations.

California’s San Joaquin Valley, where the Company is headquartered and has many of its branch locations, was particularly hard hit by the most recent adverse economic cycle.  Unemployment levels have historically been elevated in the San Joaquin Valley, including Tulare County which is our geographic center, but recessionary conditions pushed unemployment rates to exceptionally high levels.  The unemployment rate for Tulare County reached a high of 19.3% in March 2010.  It reflects a steady downward trend since 2010 and had declined to 9.6% by December 2018, but is still well above the 4.2% aggregate unemployment rate reported for California in December 2018.  In addition, as discussed below in connection with challenges to the agricultural industry, the persistence of a California drought could have a significant negative impact on unemployment rates in our market areas.  Furthermore, a drop in oil prices like the decline experienced in recent years could also negatively impact unemployment rates, particularly in Kern County.

Economic conditions are currently stable or improving in most of our local markets, and the real estate sector also appears to be reasonably stable.  However, any adverse developments could depress business and/or consumer confidence levels, negatively impact real estate values, and otherwise lead to economic weakness which could have one or more of the following undesirable effects on our business:

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

Challenges in the agricultural industry could have an adverse effect on our customers and their ability to make payments to us, particularly in view of recent drought conditions in California and disruptions involving international trade.  While the Company’s nonperforming assets are currently comprised mainly of other real estate owned (“OREO”) and loans secured by non-agricultural real estate, difficulties experienced by the agricultural industry have led to relatively high levels of nonperforming assets in previous economic cycles.  This is due to the fact that a considerable portion of our borrowers are involved in, or are impacted to some extent by, the agricultural industry.  While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities.

The markets for agricultural products can be adversely impacted by increased supply from overseas competition, a drop in consumer demand, tariffs and numerous other factors.  In recent periods in particular, retaliatory tariffs levied by certain countries in response to tariffs imposed by the US Government on imports from those countries have created a high degree uncertainty and disruption in the agricultural community in California, due to the level of goods that are exported.  The ripple effect of any resulting drop in commodity prices could lower borrower income and depress collateral values.  Weather patterns are also of critical importance to row crop, tree fruit, and citrus production.  A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to higher unemployment throughout the San Joaquin Valley.  The state of California has recently experienced the worst drought in recorded history, and it is difficult to predict if the drought will resume and how long it might last.  Another looming issue that could have a major impact on the agricultural industry involves water availability and distribution rights.  If the amount of water available to agriculture becomes increasingly scarce as a result of diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business.  Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

Another significant drop in oil prices could have an adverse impact on our customers and their ability to make payments to us, particularly in areas such as Kern County where oil production is a key economic driver.  As we have experienced in the past, a drop in oil prices could lead to declines in property values and property taxes, particularly in Kern County, which is home to about three quarters of California’s oil production.  The Company does not have direct exposure to oil producers, and our exposure via loans outstanding to borrowers involved in servicing oil companies totaled only $14 million at December 31, 2018.  However, if cash flows are disrupted for our energy-related borrowers, or if other borrowers are indirectly impacted and/or non-oil property values decline, our level of nonperforming assets and loan charge-offs could increase.  Furthermore, economic multipliers to a contracting oil industry include the prospects of a depressed residential housing market and a drop in commercial real estate values.

Concentrations of real estate loans have negatively impacted our performance in the past, and could subject us to further risks in the event of another real estate recession or natural disaster.  Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate.  At December 31, 2018, 84% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio had real estate collateral as a secondary source of repayment or as an abundance of caution.  Loans on commercial buildings represented approximately 51% of all real estate loans, while construction/development and land loans were 15%, loans secured by residential properties accounted for 24%, and loans secured by farmland were 10% of real estate loans.  The Company’s $6.2 million balance of nonperforming assets at December 31, 2018 includes nonperforming real estate loans totaling $3.6 million, and $1.1 million in OREO.

The residential real estate market experienced significant deflation in property values during 2008 and 2009, and foreclosures occurred at relatively high rates during and after the recession.  While residential real estate values in our market areas seem to have stabilized, if they were to slide again, or if commercial real estate values were to decline materially, the Company could experience additional migration into nonperforming assets.  An increase in nonperforming assets could have a material adverse effect on our financial condition and results of operations by reducing our income and increasing our expenses.  Deterioration in real estate values might also further reduce the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects.  Similarly, the occurrence of more natural disasters like those California has experienced recently, including fires, flooding, and earthquakes, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

Moreover, banking regulators give commercial real estate loans extremely close scrutiny due to risks relating to the cyclical nature of the real estate market and risks for lenders with high concentrations of such loans.  The regulators have required banks with relatively high levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses.  Expectations for higher capital levels have also emerged.  Any required increase in our allowance for loan losses could adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact financial performance measures including earnings per share and return on equity.

Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks.  Commercial and agricultural real estate, commercial construction and land development, and commercial and industrial loans and leases (including agricultural production loans but excluding mortgage warehouse loans), which comprised approximately 68% of our total loan portfolio as of December 31, 2018, expose the Company to a greater risk of loss than residential real estate and consumer loans, which were a smaller percentage of the total loan portfolio.  Commercial real estate and land development loans typically involve relatively large balances to a borrower or a group of related borrowers, and an adverse development with respect to a larger commercial loan relationship would expose us to greater risk of loss than would issues involving a smaller residential mortgage loan or consumer loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value.  At December 31, 2018, we had $177 million, or 10% of total loans, in commercial loans and leases (including agricultural production loans but excluding mortgage warehouse loans).  Commercial lending involves risks that are different from those associated with real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default.  Our commercial loans are primarily extended based on the cash flows of the borrowers, and secondarily on any underlying collateral provided by the borrowers.  A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value.  Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of such collateral in the event of default is often an insufficient source of repayment for a number of reasons, including uncollectible accounts receivable and obsolete or special-purpose inventories among others.

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

Our expenses could increase as a result of increases in FDIC insurance premiums or other regulatory assessments.  The FDIC charges insured financial institutions a premium to maintain the DIF at a certain level.  In the event that deteriorating economic conditions increase bank failures, the FDIC ensures payments of deposits up to insured limits from the DIF.  Although the Bank's FDIC insurance assessments have not increased as a result of changes in recent periods, and could possibly even be reduced in the near term, there can be no assurance that the FDIC will not increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability.  The banking business in our market areas is highly competitive with respect to virtually all products and services, which may limit our ability to attract and retain banking customers.  In California generally, and in our service areas specifically, major banks dominate the commercial banking industry.  Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with economies of scale that result in relatively low operating costs.  We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services via the internet.  Recent advances in technology and other changes have allowed parties to effectuate financial transactions that previously required the involvement of banks.  For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits.  Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of customer deposits and the fee income generated by those deposits.  The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

If we are not able to successfully keep pace with technological changes in the industry, our business could be hurt.  The financial services industry is constantly undergoing technological change, with the frequent introduction of new technology-driven products and services.  The effective use of technology increases efficiency and enables financial institutions to better serve clients and reduce costs.  Our future success depends, in part, upon our ability to respond to the needs of our clients by using technology to provide desired products and services and create additional operating efficiencies.  Some of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.  Failure to keep pace with technological change in the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition and results of operations.

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

In recent periods there has been a rise in fraudulent electronic activity, security breaches, and cyber-attacks, including in the banking sector.  Some financial institutions have reported breaches of their websites and systems which have involved sophisticated and targeted attacks intended to misappropriate sensitive or confidential information, destroy or corrupt data, disable or degrade service, disrupt operations and/or sabotage systems.  These breaches can remain undetected for an extended period of time.  Furthermore, our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications that may appear to be legitimate messages sent by the Bank, in attempts to misappropriate passwords, card numbers, bank account information or other personal information or to introduce viruses or malware to personal computers.  Information security risks for financial institutions have increased in part because of new technologies, mobile services and other web-based products used to conduct financial and other business transactions, as well as the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others.  The secure maintenance and transmission of confidential information, as well as the secure and reliable execution of transactions over our systems, are essential to protect us and our customers and to maintain our customers’ confidence.  Despite our efforts to identify, contain and mitigate these threats through detection and response mechanisms, product improvement, the use of encryption and authentication technology, and customer and employee education, such attempted fraudulent activities directed against us, our customers, and third party service providers remain a serious issue.  The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve.

We also face risks related to cyber-attacks and other security breaches in connection with debit card transactions, which typically involve the transmission of sensitive information regarding our customers through various third parties.  Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them.  We also rely on third party service providers to conduct certain other aspects of our business operations, and face similar risks relating to them.  While we require regular security assessments from those third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or security breach.

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

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which could negatively impact our results of operations and financial condition.  We cannot predict whether there will be additional laws or reforms that would affect the U.S. financial system or financial institutions, when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us.  However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

Growing by acquisition entails integration and certain other risks, and our financial condition and results of operations could be negatively affected if our expansion efforts are unsuccessful or we fail to manage our growth effectively.  In addition to organic growth and the establishment of de novo branches, over the past several years we have engaged in expansion through acquisitions of branches and whole institutions.  We may continue to pursue this growth strategy, within our current footprint and/or via geographic expansion, but there are risks associated with any such expansion.  Those risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, being unable to profitably deploy assets acquired in the transaction, and regulatory compliance risks.  To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership.

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

We may experience future goodwill impairment.  In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill.  We perform a goodwill evaluation at least annually to test for potential impairment.  As part of our testing, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If we determine that the fair value of a reporting unit is less than its carrying amount using these qualitative factors, we then measure the impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of our goodwill and may trigger impairment losses, which could be materially adverse to our operating results and financial position.  We cannot provide assurance that we will not be required to take an impairment charge in the future.  Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

One significant pronouncement is ASU 2016-13, which was released by the FASB in 2016 and which the Company is required to adopt no later than January 1, 2020.  ASU 2016-13 includes changes to the methodology for determining the amount of the allowance for credit losses, among other things.  The new credit loss model will be a substantial change from the standard in place today, as it requires the Company to calculate its allowance on the basis of current expected credit losses over the lifetime of its loans (commonly referred to as the “CECL” model), instead of losses inherent in the portfolio as of a point in time.  On the effective date, institutions will record a cumulative-effect balance sheet adjustment for financial assets carried at amortized cost for any change in the related allowance for loan and lease losses generated by the adoption of the new standard.  The Company’s preliminary evaluation indicates that when adopted, the provisions of ASU 2016-13 will impact our consolidated financial statements, particularly the level of our reserve for credit losses and shareholders’ equity, which could materially affect our financial condition and future results of operations.  See Note 2 to the consolidated financial statements under “Recent Accounting Pronouncements” for additional details on ASU 2016-13 and its expected impact on the Company.

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

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title.  Approximately 84% of our loan portfolio at December 31, 2018 consisted of real estate loans.  In the normal course of business we may foreclose and take title to real estate collateral, and could be subject to environmental liabilities with respect to those properties.  We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property.  The costs associated with investigation or remediation activities could be substantial.  In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  These costs and claims could adversely affect our business and prospects.

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

The stock market and, more specifically, the market for financial institution stocks, has experienced significant volatility in the past, including in the latter part of 2018.  As a result, the market price of our common stock has at times been unpredictable and could be in the future, as well.  The capital and credit markets have also experienced volatility and disruption over the past several years, at times reaching unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and adversely impacted credit availability for certain issuers without regard to the issuers’ underlying financial strength.

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

Future acquisitions may dilute shareholder ownership and value, especially tangible book value per share.  We periodically evaluate opportunities to acquire other financial institutions and/or bank branches, and could incorporate such acquisitions as part of our future growth strategy.  Such acquisitions may involve cash, debt, and/or equity securities.  Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value per common share may occur in connection with any future acquisitions.  To the extent we issue capital stock in connection with such transactions, the share ownership of our existing shareholders may be diluted.

The Company relies heavily on the payment of dividends from the Bank.  Other than $2.3 million in cash available at the holding company level at December 31, 2018, the Company’s ability to meet debt service requirements and pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income.  However, the Bank is subject to regulations limiting the amount of dividends it may pay.  For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation.  If (i) any capital requirements are increased; and/or (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios.  This would reduce the amount of funds available for the payment of dividends by the Bank to the Company.  Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices.  The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code.  Whether dividends are paid, and the frequency and amount of such dividends will also depend on the financial condition and performance of the Bank and the decision of the Bank’s Board of Directors.  Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.”  However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options.  The shares of our common stock do not have preemptive rights, which means that you may not be entitled to buy additional shares if shares are offered to others in the future.  We are authorized to issue up to 24,000,000 shares of common stock, and as of December 31, 2018 we had 15,300,460 shares of common stock outstanding.  Except for certain limitations imposed by NASDAQ, nothing restricts our ability to offer additional shares of stock for fair value to others in the future.  Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock.  Furthermore, when our directors and officers exercise in-the-money stock options your ownership in the Company is diluted.  As of December 31, 2018, there were outstanding options to purchase an aggregate of 453,020 shares of our common stock with an average exercise price of $18.45 per share.  At the same date there were an additional 767,000 shares available to grant under our 2017 Stock Incentive Plan.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  Properties

The Company’s administrative headquarters is housed in a 37,000 square foot, three-story office building located at 86 North Main Street, Porterville, California, and our main office consists of a one-story brick building located at 90 N. Main Street, Porterville, California, adjacent to our administrative headquarters.  Both of those buildings are situated on unencumbered property owned by the Company.  The Company also owns unencumbered property on which 18 of our other offices are located, namely the following branches:  Bakersfield Ming, California City, Dinuba, Exeter, Farmersville, Fresno Shaw, Hanford, Lindsay, Lompoc, Porterville West Olive, San Luis Obispo, Santa Paula, Tehachapi Downtown, Tehachapi Old Town, Three Rivers, Tulare, Visalia Mooney and Woodlake.  The remaining branches, as well as our technology center and remote ATM locations, are leased from unrelated parties.  Management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

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

Item 4.  MINE SAFETY DISCLOSURES

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

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information available via public sources:

	Sale Price Of The Company's		Approximate Trading
Calendar	Common Stock		Volumes
Quarter End	High	Low	Shares
March 31, 2017	29.50	25.06	3,199,738
June 30, 2017	27.86	23.10	2,107,112
September 30, 2017	28.03	23.29	1,904,551
December 31, 2017	28.87	24.32	2,368,197
March 31, 2018	28.70	25.42	1,557,545
June 30, 2018	29.96	25.72	1,666,047
September 30, 2018	31.18	28.03	2,576,212
December 31, 2018	29.02	22.94	2,598,735
(b)	Holders

As of January 31, 2019 there were an estimated 4,824 shareholders of the Company’s Common Stock.  There were 695 registered holders of record on that date, and per Broadridge, an investor communication company, there were 4,129 beneficial holders with shares held under a street name, including “objecting beneficial owners” whose names and addresses are unavailable.  Since some holders maintain multiple accounts, it is likely that the above numbers overstate the actual number of the Company’s shareholders.

(c)	Dividends

The Company paid cash dividends totaling $9.8 million, or $0.64 per share in 2018 and $7.9 million, or $0.56 per share in 2017, which represents 33% of annual net earnings for 2018 and 41% for 2017.  The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity.  However, in the past when many of our peers elected to suspend dividend payments, the Company’s Board determined that we should continue to pay a certain level of dividends without regard to peer payout ratios, as long as our core operating performance was adequate and policy or regulatory restrictions did not preclude such payments.  That said, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends upon cash on hand as supplemented by dividends from the Bank.  The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by the Bank’s Board of Directors.  The authority of the Bank’s Board of Directors to declare cash dividends is also subject to statutory restrictions.  Under California banking law, the Bank may at any time declare a dividend in an amount not to exceed the lesser of (i) its retained earnings, or (ii) its net income for the last three fiscal years reduced by distributions to the Bank’s shareholder during such period.  However, with the prior approval of the California Commissioner of Business Oversight the Bank may declare a larger dividend, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year.

The Company’s ability to pay dividends is also limited by state law.  California law allows a California corporation to pay dividends if its retained earnings equal at least the amount of the proposed dividend plus any preferred dividend arrears amount.  If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the value of the company’s assets would equal or exceed the sum of its total liabilities plus any preferred dividend arrears amount.  In addition, during any period in which the Company has deferred the payment of interest otherwise due and payable on its subordinated debt securities, it may not pay any dividends or make any distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2018 with respect to options outstanding and available under our 2017 Stock Incentive Plan and the now-terminated 2007 Stock Incentive Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	453,020	$18.45	767,000
(e)	Performance Graph

Below is a five-year performance graph comparing the cumulative total return on the Company’s common stock to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2013 and the reinvestment of dividends.

	Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Sierra Bancorp	100.00	111.43	114.91	177.96	181.55	168.05
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank $1B-$5B Index	100.00	104.56	117.04	168.38	179.51	157.27
SNL Bank Index	100.00	111.79	113.69	143.65	169.64	140.98

Source: S&P Global Market Intelligence

(f)	Stock Repurchases

In September 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans.  The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be suspended at any time at Management’s discretion.  The Company did not repurchase any shares in the fourth quarter of 2018, and there were 478,954 authorized shares remaining available for repurchase at December 31, 2018.  As of the date of this report, Management has no immediate plans to resume stock repurchase activity.

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.  The selected financial data as of December 31, 2018 and 2017, and for each of the years in the three year period ended December 31, 2018, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report.  The selected financial data presented for earlier years is from our audited financial statements which are not included in this Annual Report.  Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data
(dollars in thousands, except per share data)
	As of and for the years ended December 31,

Operating Data	2018	2017	2016	2015	2014
Interest income	$101,638	$80,924	$68,505	$62,707	$55,121
Interest expense	9,244	5,223	3,323	2,581	2,796
Net interest income before provision for loan losses	92,394	75,701	65,182	60,126	52,325
(Benefit) provision for loan losses	4,350	(1,140)	—	—	350
Non-interest income	21,564	21,779	19,238	17,715	15,831
Non-interest expense	70,024	65,441	58,053	50,703	—
Income before provision for income taxes	39,584	33,179	26,367	27,138	21,431
Provision for income taxes	9,907	13,640	8,800	9,071	6,191
Net income	29,677	19,539	17,567	18,067	15,240
Selected Balance Sheet Summary
Total loans, net	1,724,780	1,551,551	1,255,754	1,124,602	961,056
Allowance for loan losses	9,750	9,043	9,701	10,423	11,248
Securities available for sale	560,479	558,329	530,083	507,582	511,883
Cash and due from banks	74,132	70,137	120,442	48,623	50,095
Foreclosed assets	1,082	5,481	2,225	3,193	3,991
Premises and equipment, net	29,500	29,388	28,893	21,990	21,853
Total interest-earning assets	2,286,952	2,118,875	1,827,192	1,634,180	1,474,629
Total assets	2,522,502	2,340,298	2,032,873	1,796,537	1,637,320
Total interest-bearing liabilities	1,561,039	1,417,590	1,277,416	1,150,010	1,038,177
Total deposits	2,116,340	1,988,386	1,695,471	1,464,628	1,366,695
Total liabilities	2,249,478	2,084,356	1,826,995	1,606,197	1,450,229
Total shareholders' equity	273,024	255,942	205,878	190,340	187,091
Per Share Data
Net income per basic share	1.94	1.38	1.30	1.34	1.09
Net income per diluted share	1.92	1.36	1.29	1.33	1.08
Book value	17.84	16.81	14.94	14.36	13.67
Cash dividends	0.64	0.56	0.48	0.42	0.34
Weighted average common shares outstanding basic	15,261,794	14,172,196	13,530,293	13,460,605	14,001,958
Weighted average common shares outstanding diluted	15,432,120	14,357,782	13,651,804	13,585,110	14,136,486
Key Operating Ratios:
Performance Ratios: (1)
Return on average equity	11.37%	8.82%	8.71%	9.59%	8.18%
Return on average assets	1.23%	0.93%	0.95%	1.07%	1.03%
Net interest spread (tax-equivalent) (4)	4.03%	3.90%	3.86%	3.92%	3.92%
Net interest margin (tax-equivalent)	4.24%	4.04%	3.95%	3.99%	4.01%
Dividend payout ratio	32.99%	40.61%	36.97%	31.29%	31.33%
Equity to assets ratio	10.80%	10.53%	10.93%	11.13%	12.58%
Efficiency ratio (tax-equivalent)	60.79%	65.52%	67.23%	63.98%	66.30%
Net loans to total Deposits at Period end	81.50%	78.03%	74.07%	70.32%	70.32%
Asset Quality Ratios: (1)
Non-performing loans to total loans (2)	0.30%	0.25%	0.50%	0.85%	2.13%
Non-performing assets to total loans and other real estate owned (2)	0.36%	0.60%	0.68%	1.13%	2.53%
Net (recoveries) charge-offs to average loans	0.22%	-0.04%	0.06%	0.08%	0.09%
Allowance for loan losses to net loans at period end	-0.57%	-0.58%	-0.77%	-0.93%	-1.17%
Allowance for Loan Losses to Non-Performing Loans	-189.10%	-228.19%	-152.41%	-108.19%	-54.40%
Regulatory Capital Ratios: (3)
Common equity tier 1 capital to risk-weighted assets	12.61%	12.84%	14.09%	N/A	N/A
Tier 1 capital to adjusted average assets (leverage ratio)	11.49%	11.32%	11.92%	12.99%	12.99%
Tier 1 capital to risk-weighted assets	14.38%	14.79%	16.53%	17.39%	17.39%
Total capital to risk-weighted assets	14.89%	15.32%	17.25%	18.44%	18.44%

(1)	Asset quality ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.
(2)	Performing TDR’s are not included in nonperforming loans and are therefore not included in the numerators used to calculate these ratios.
(3)	For definitions and further information relating to regulatory capital requirements, see “Item 1, Business - Supervision and Regulation - Capital Adequacy Requirements herein.
(4)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2018 and 2017, and the results of operations for each year in the three-year period ended December 31, 2018.  The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations.  In Management’s opinion, the Company’s critical accounting policies deal with the following areas:  the establishment of an allowance for loan and lease losses, as explained in detail in Note 2 to the consolidated financial statements and in the “Provision for Loan Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 2 to the consolidated financial statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in Note 2 to the consolidated financial statements and in the “Other Assets” section of this discussion and analysis.  Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to those areas.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

The Company recognized net income of $29.677 million in 2018, relative to $19.539 million in 2017 and $17.567 million in 2016.  Net income per diluted share was $1.92 in 2018, as compared to $1.36 in 2017 and $1.29 for 2016.  The Company’s return on average assets and return on average equity were 1.23% and 11.37%, respectively, in 2018, as compared to 0.93% and 8.82%, respectively, in 2017 and 0.95% and 8.71%, respectively, for 2016.  Our operating results and balance sheet have been materially impacted in recent periods by whole-bank acquisitions and nonrecurring items, as discussed in greater detail in the applicable sections below.  Furthermore, the Company’s financial performance was favorably affected by a substantially lower corporate income tax rate starting in 2018, but was negatively impacted in 2017 by a $2.710 million charge to our income tax provision as we revalued our net deferred tax asset to reflect the lower income tax rate enacted at the end of the year.  Excluding the impact of nonrecurring items, our core financial results have been trending better for the past several years due in part to a higher volume of loans, a strong base of core deposits, and reductions in nonperforming assets.  The following is a summary of the major factors that impacted the Company’s results of operations for the years presented in the consolidated financial statements.

•

Net interest income improved by 22% in 2018 over 2017 and 16% in 2017 over 2016, due primarily to growth in average interest-earning assets.  The increase in average earning assets in 2018 over 2017 was largely organic, resulting from concerted business development efforts and lending opportunities inherent in expanded markets.  The increase in 2017 over 2016 was the result of our acquisitions of Coast National Bank in mid-2016 and Ojai Community Bank in the fourth quarter of 2017, organic loan growth, and a higher level of investments.  The positive impact of asset growth was enhanced by net interest margin expansion of 20 basis points in 2018 and nine basis points in 2017, resulting in part from short-term interest rate increases, discount accretion on acquisition loans, and a favorable shift in our mix of interest-earning assets.  Net interest income has also been impacted by nonrecurring interest items, which added $277,000 to interest income in 2018 relative to $736,000 in 2017 and $563,000 in 2016.

•

We recorded a loan loss provision of $4.350 million in 2018, relative to a negative provision of $1.140 million in 2017 and no provision for 2016.  The 2018 provision was deemed necessary subsequent to our determination of the appropriate level for our allowance for loan and lease losses, taking into consideration overall credit quality, growth in outstanding loan balances, and reserves required for specifically identified impaired loan balances (including $2.4 million for a large purchased participation loan that was placed on non-accrual status in the third quarter).  The provision reversal in 2017 was made possible by principal recovered on charged-off loan balances, and the zero provision for 2016 was facilitated by the reduction of impaired loan balances, lower loan losses, and tighter underwriting standards for new and renewed loans.

•

Noninterest income fell by $215,000, or 1%, in 2018 over 2017, but improved by $2.541 million, or 13%, in 2017 compared to 2016.  The decline in 2018 occurred as gains in deposit service charges, debit card interchange income, and other fees were offset by lower income from bank-owned life insurance (“BOLI”) associated with deferred compensation plans, and a drop in nonrecurring income including the impact of an expense amortization adjustment on our tax credit investments (reflected as an offset to income).  The improvement in 2017 is comprised primarily of growth in service charges on deposit accounts and other core fee income, but also includes nonrecurring items as discussed below.

•

Operating expense increased by $4.583 million, or 7%, in 2018 over 2017, and by $7.388 million, or 13%, in 2017 compared to 2016.  The escalation for 2018 includes the impact of acquisitions on ongoing operating costs and a relatively large increase in group health insurance costs, partially offset by favorable swings of $1.776 million in nonrecurring acquisition costs, $1.000 million in net foreclosed asset costs, and $698,000 in directors deferred compensation expense (related to the drop in BOLI income).  Most of the 2017 increase came from higher operating costs associated with branches added via our acquisitions as well as de novo branch expansion.  Nonrecurring costs, including those related to acquisitions, are delineated below.

•

The Company recorded income tax provisions of $9.907 million, or 25% of pre-tax income in 2018; $13.640 million, or 41% of pre-tax income in 2017; and $8.800 million, or 33% of pre-tax income in 2016.  The lower tax rate for 2018 resulted from a reduction in our federal income tax rate starting in 2018.  The relatively high tax accrual rate for 2017 over 2016 is primarily the result of the aforementioned $2.710 million deferred tax asset revaluation charge, but also reflects higher taxable income relative to available tax credits.

Financial Condition Summary

The Company’s assets totaled $2.523 billion at December 31, 2018, relative to $2.340 billion at December 31, 2017.  Total liabilities were $2.249 billion at the end of 2018 compared to $2.084 billion at the end of 2017, and shareholders’ equity totaled $273 million at December 31, 2018 relative to $256 million at December 31, 2017.  The following is a summary of key balance sheet changes during 2018.

•	Total assets increased by $182 million, or 8%. The increase resulted primarily from net loan growth.
•

Gross loans and leases were up $174 million, or 11%.  Loan growth consisted mainly of strong organic growth in real estate loans, largely occurring in commercial real estate and construction loans.  Mortgage warehouse loans were down $46 million, or 33%, primarily because a lower utilization rate on mortgage warehouse lines, and commercial and consumer loan balances also declined.

•

Deposit balances reflect net growth of $128 million, or 6%.  Deposit growth in 2018 includes deposits in our acquired Lompoc branch totaling about $34 million at the reporting date, and the addition of $50 million in wholesale brokered deposits.  Core non-maturity deposits fell by close to $8 million, as the Bank’s time deposit promotion in the fourth quarter resulted in some internal cannibalization of money market deposits in particular, which were down by $48 million, or 28%.  Customer time deposits increased by $86 million, or 23%, during 2018, due in large part to the promotion.

•

Total capital increased by $17 million, or 7%, ending the year with a balance of $273 million.  The increase in capital is due to the addition of net income and capital from stock options exercised, net of dividends paid, and a $4.3 million increase in our accumulated other comprehensive loss.

Results of Operations

As noted above, acquisitions have had a material impact on our operating results in recent periods, including the recognition of nonrecurring acquisition costs as well as higher revenues and ongoing overhead expense.  Our results were also materially affected by the reduction in our federal income tax rate, which was enacted at the end of 2017 and became effective at the beginning of 2018.  Net income was $29.677 million in 2018, an increase of $10.138 million, or 52%, relative to 2017.  Net income also increased by $1.972 million, or 11%, in 2017 compared to 2016.  The Company earns income from two primary sources.  The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money.  The second is noninterest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance and investment gains.  The majority of the Company’s noninterest expense is comprised of operating costs that facilitate offering a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income was $92.394 million in 2018, compared to $75.701 million in 2017 and $65.182 million in 2016.  This equates to increases of 22% in 2018 and 16% in 2017.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Distribution, Rate & Yield
(dollars in thousands, except footnotes)
	Year Ended December 31,
	2018			2017			2016
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
Assets	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)
Investments:
Federal funds sold/due from banks	$13,237	$238	1.77%	$34,832	$356	1.01%	$11,210	$84	0.74%
Taxable	422,848	9,548	2.23%	437,194	8,614	1.94%	415,902	7,922	1.87%
Non-taxable	140,300	4,060	3.66%	133,506	3,711	4.28%	108,568	3,009	4.26%
Equity	—	—	—	1,128	16	1.40%	1,214	40	3.24%
Total investments	576,385	13,846	2.55%	606,660	12,697	2.39%	536,894	11,055	2.32%
Loans and Leases: (3)
Real estate	1,350,425	73,006	5.41%	1,029,224	53,329	5.18%	827,868	42,107	5.09%
Agricultural	52,031	2,980	5.73%	49,335	2,448	4.96%	48,730	2,143	4.40%
Commercial	124,809	5,969	4.78%	120,307	6,252	5.20%	116,135	5,915	5.09%
Consumer	9,755	1,251	12.82%	11,471	1,329	11.59%	13,789	1,574	11.41%
Mortgage warehouse	86,030	4,415	5.13%	105,352	4,690	4.45%	144,531	5,577	3.86%
Other	2,682	171	6.38%	3,220	179	5.56%	2,187	134	6.13%
Total loans and leases	1,625,732	87,792	5.40%	1,318,909	68,227	5.17%	1,153,240	57,450	4.98%
Total interest earning assets (4)	2,202,117	101,638	4.66%	1,925,569	80,924	4.31%	1,690,134	68,505	4.15%
Other earning assets	10,514			9,018			8,045
Non-earning assets	204,316			170,229			146,361
Total assets	$2,416,947			$2,104,816			$1,844,540

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$119,432	$364	0.30%	$135,713	$417	0.31%	$131,803	$399	0.30%
NOW	425,596	478	0.11%	380,626	427	0.11%	327,961	361	0.11%
Savings accounts	298,021	314	0.11%	241,746	258	0.11%	206,234	229	0.11%
Money market	149,024	146	0.10%	136,915	157	0.11%	109,027	80	0.07%
CDAR's	—	—	—	32	—	—	3,700	4	0.11%
Certificates of deposit<$100,000	81,940	614	0.75%	74,847	292	0.39%	75,383	236	0.31%
Certificates of deposit>$100,000	310,880	5,039	1.62%	274,298	2,211	0.81%	238,858	865	0.36%
Brokered deposits	16,822	305	1.81%	—	—	—	—	—	—
Total interest bearing deposits	1,401,715	7,260	0.52%	1,244,177	3,762	0.30%	1,092,966	2,174	0.20%
Borrowed funds:
Federal funds purchased	22	—	—	166	1	0.60%	822	6	0.73%
Repurchase agreements	14,332	57	0.40%	8,514	34	0.40%	8,371	33	0.39%
Short term borrowings	8,967	196	2.19%	7,074	58	0.82%	28,333	127	0.45%
Long term borrowings	—	—	—	—	—	—	306	—	—
TRUPS	34,673	1,731	4.99%	34,496	1,368	3.97%	33,403	983	2.94%
Total borrowed funds	57,994	1,984	3.42%	50,250	1,461	2.91%	71,235	1,149	1.61%
Total interest bearing liabilities	1,459,709	9,244	0.63%	1,294,427	5,223	0.40%	1,164,201	3,323	0.29%
Non-interest bearing demand deposits	665,941			557,686			462,200
Other liabilities	30,383			31,062			16,521
Shareholders' equity	260,914			221,641			201,618
Total liabilities and shareholders' equity	$2,416,947			$2,104,816			$1,844,540

Interest income/interest earning assets			4.66%			4.31%			4.15%
Interest expense/interest earning assets			0.42%			0.27%			0.20%
Net interest income and margin(5)		$92,394	4.24%		$75,701	4.04%		$65,182	3.95%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)

Loans are gross of the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $818,440, $629,660, and $461,003 for the years ended December 31, 2018, 2017, and 2016 respectively.

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

Volume & Rate Variances
(dollars in thousands)
	Years Ended December 31,
	2018 over 2017			2017 over 2016
	Increase(decrease) due to			Increase(decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$(221)	$103	$(118)	$176	$96	$272
Taxable	(317)	1,251	934	419	273	692
Non-taxable	189	160	349	691	11	702
Equity	(16)	—	(16)	(3)	(21)	(24)
Total investments	(365)	1,514	1,149	1,283	359	1,642

Loans and leases:
Real estate	16,643	3,034	19,677	10,241	981	11,222
Agricultural	134	398	532	27	278	305
Commercial	234	(517)	(283)	212	125	337
Consumer	(199)	121	(78)	(265)	20	(245)
Mortgage warehouse	(860)	585	(275)	(1,512)	625	(887)
Other	(30)	22	(8)	63	(18)	45
Total loans and leases	15,922	3,643	19,565	8,766	2,011	10,777
Total interest earning assets	$15,557	$5,157	$20,714	$10,049	$2,370	$12,419
Liabilities:
Interest bearing deposits:
Demand
NOW	$(50)	$(3)	$(53)	$12	$6	$18
Savings accounts	50	1	51	58	8	66
Money market	60	(4)	56	39	(10)	29
CDAR's	14	(25)	(11)	20	57	77
Certificates of deposit < $100,000	—	—	—	(4)	—	(4)
Certificates of deposit > $100,000	28	294	322	(2)	58	56
Brokered deposits	295	2,533	2,828	128	1,218	1,346
Total interest bearing deposits	—	305	305	—	—	—
Borrowed funds:	397	3,101	3,498	251	1,337	1,588
Borrowed funds:
Federal funds purchased	(1)	—	(1)	(5)	—	(5)
Repurchase agreements	23	—	23	1	—	1
Short term borrowings	16	122	138	(95)	26	(69)
Long term borrowings	—	—	—	—	—	—
TRUPS	7	356	363	32	353	385
Total borrowed funds	45	478	523	(67)	379	312
Total interest bearing liabilities	442	3,579	4,021	184	1,716	1,900
Net interest income	$15,115	$1,578	$16,693	$9,865	$654	$10,519

Net interest income in 2018 relative to 2017 reflects a favorable variance of $15.153 million attributable to volume changes, in addition to a favorable rate variance of $1.540 million.  The volume variance is due to an increase of $277 million, or 14%, in average interest-earning assets, resulting from the impact of acquisitions and organic growth in loans less a $30 million drop in the average balance of investments.  The rate variance is largely the result of a 35 basis point increase in our yield on average earning assets relative to an increase of only 23 basis points in the cost of interest-bearing liabilities.  Investment yields have been increasing due to the current rising rate environment, and in response to limited investment portfolio restructuring which took place in the latter part of 2017.  Loan yields have risen as a result of the impact of higher short-term index rates on variable-rate loans, and a relatively large volume of new fixed-rate and adjustable-rate loans booked at higher interest rates.  Rates paid on non-maturity deposits were about the same for the comparative periods, but the weighted average cost of interest-bearing liabilities went up primarily because of higher rates paid on time deposits (including brokered deposits added in the last half of 2018), overnight borrowings and adjustable-rate trust-preferred securities (“TRUPS”).  The Company’s variance in net interest income also benefited from the fact that the yield increase on earning assets was applied to a much higher balance than the rate change for interest-bearing liabilities.  Nonrecurring interest income totaled $277,000 during 2018 as compared to $736,000 for 2017, for a drop of $459,000.  The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was 4.24% for 2018 relative to 4.04% in 2017.  Discount accretion on loans from whole-bank acquisitions enhanced our net interest margin by approximately seven basis points in 2018 as compared to five basis points in 2017.

The volume variance calculated for 2017 relative to 2016 was a favorable $9.865 million, due to an increase of $235 million, or 14%, in the average balance of interest-earning assets resulting from the impact of acquisitions and organic growth in loans and investments.  There was also a favorable rate variance of $654,000 for 2017 over 2016, again because loan and investment yields increased by more than the cost of interest-bearing liabilities, and because the yield increase on earning assets was applied to a higher balance than the rate change for interest-bearing liabilities.  Our net interest margin was up by nine basis points in 2017 relative to 2016.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as a provision for loan and lease losses.  The Company recorded a loan loss provision of $4.350 million in 2018, as compared to negative loan loss provision of $1.140 million in 2017 and no provision for 2016.  The provision for 2018 includes $2.400 million for a large purchased participation loan that was placed on non-accrual status in the third quarter of 2018, and also factors in adjustments to the allowance for loan and lease losses pursuant to our evaluation of overall credit quality, growth in outstanding loan balances, and reserves required for other specifically identified impaired loan balances.  The provision reversal in 2017 was made possible by principal recovered on charged-off loan balances, and the zero provision for 2016 was facilitated by the reduction of impaired loan balances, lower loan losses, and tighter underwriting standards for new and renewed loans.

With the loan loss provision recorded in 2018 we were able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically identified impaired loans as well as probable incurred losses in the remaining loan portfolio.  Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance.  The Company experienced net loan losses of $3.643 million in 2018, including a $2.400 million loss on the previously-referenced participation loan as the loan was transferred OREO and subsequently sold.  The Company recorded net recoveries of $482,000 on charged off balances in 2017, and net loan charge-offs of $722,000 in 2016.  Except for the outsized provision required in 2018 for a single loan, our need for reserve replenishment via a loan loss provision has been favorably impacted in recent periods by the following factors:  we had net principal recoveries in 2017, which went back into the allowance; all of our acquired loans were booked at their fair values at acquisition, and thus did not initially require a loan loss allowance; most charge-offs were recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; loss rates for most loan types have been declining, thus having a positive impact on general reserves required for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.

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

Noninterest Revenue and Operating Expense

The table below sets forth the major components of the Company’s noninterest revenue and operating expense for the years indicated, along with relevant ratios:

Non-Interest Income/Expense
(dollars in thousands)
	Year Ended December 31,
	2018	% of Total	2017	% of Total	2016	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$12,439	57.69%	$11,230	51.55%	$10,151	52.76%
Checkcard fees	5,878	27.26%	4,955	22.75%	4,467	23.22%
Other service charges and fees	5,219	24.20%	4,052	18.61%	3,865	20.09%
Bank owned life insurance income	591	2.74%	1,640	7.53%	994	5.17%
Gain on sale of securities	2	0.01%	500	2.30%	223	1.16%
Loss on tax credit investment	(2,561)	-11.88%	(961)	-4.41%	(944)	-4.91%
Other	(4)	-0.02%	363	1.67%	482	2.51%
Total non-interest income	21,564	100.00%	21,779	100.00%	19,238	100.00%
As a % of average interest-earning assets		0.98%		1.13%		1.14%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	36,133	51.61%	31,506	48.14%	27,452	47.30%
Occupancy costs
Furniture and equipment	2,632	3.76%	2,674	4.09%	2,372	4.09%
Premises	7,663	10.94%	6,916	10.57%	5,394	9.29%
Advertising and promotion costs	2,748	3.92%	2,514	3.84%	2,386	4.11%
Data processing costs	5,015	7.16%	4,365	6.67%	3,607	6.21%
Deposit services costs	5,413	7.73%	4,426	6.76%	3,737	6.44%
Loan services costs
Loan processing	1,142	1.64%	1,029	1.57%	635	1.09%
Foreclosed assets	(730)	-1.04%	270	0.41%	657	1.13%
Other operating costs
Telephone and data communications	1,479	2.11%	1,654	2.53%	1,552	2.67%
Postage and mail	997	1.42%	1,064	1.63%	997	1.72%
Other	1,408	2.01%	1,089	1.67%	902	1.55%
Professional services costs
Legal and accounting	1,932	2.76%	1,532	2.34%	1,675	2.89%
Acquisition costs	449	0.64%	2,225	3.40%	2,411	4.15%
Other professional services costs	1,956	2.79%	2,266	3.46%	1,996	3.44%
Stationery and supply costs	1,387	1.98%	1,309	2.00%	1,425	2.45%
Sundry & tellers	400	0.57%	602	0.92%	855	1.47%
Total other operating expense	$70,024	100.00%	$65,441	100.00%	$58,053	100.00%
As a % of average interest-earning assets		3.18%		3.40%		3.43%
Net non-interest income as a % of average interest-earning assets		-2.20%		-2.27%		-2.30%
Efficiency ratio (1)		60.79%		65.53%		67.23%
(1)	Tax Equivalent

The Company’s results reflect a drop of $215,000, or 1%, in total noninterest income in 2018, relative to an increase of $2.541 million, or 13%, in 2017 over 2016.  Both 2018 and 2017 include core increases resulting from growth, as discussed in greater detail below, but several items of a nonrecurring nature have also had a significant impact over the past few years.  For 2018, nonrecurring noninterest income is comprised primarily of the $1.183 million write-up of our investment in Pacific Coast Bankers Bank (“PCBB”) and a $161,000 special dividend received pursuant to our equity investment in the Federal Home Loan Bank of San Francisco (“FHLB”), net of a $915,000 adjustment to accelerate expense amortization associated with tax credit investments (which is netted out of revenue).  In 2017, nonrecurring income includes $500,000 in net gains on the sale of investments, $503,000 in life insurance proceeds, and $323,000 in gains from the dissolution of a low-income housing tax credit fund investment, while 2016 includes $223,000 in gains on the sale of investments, $481,000 in life insurance proceeds, and $276,000 in FHLB special dividends.  Moreover, while not technically characterized as a nonrecurring item, there were large fluctuations in BOLI income over the last three years, due primarily to varying levels of income on BOLI associated with deferred compensation plans.  Total noninterest income was 0.98% of average interest-earning assets in 2018, relative to 1.13% in 2017 and 1.14% in 2016.  The ratio has been trending lower due in part to a rising balance of interest-earning assets.

The principal component of the Company’s noninterest revenue, service charges on deposit accounts, increased by $1.209 million, or 11%, in 2018 over 2017, and by $1.079 million, or 11%, in 2017 relative to 2016, due to fees earned on a higher number of deposit accounts and additional fees on certain higher-risk commercial accounts.  The 2018 variance was also impacted by the reclassification of certain income from other service charges and fees to deposit service charges starting in the third quarter of 2017, with the adjustment boosting service charges on deposits by about $200,000 for 2018 relative to 2017.  The Company’s ratio of service charge income to average transaction account balances was 1.0% in 2018 and 2017, down slightly from 1.1% in 2016.

The line item immediately following service charges on deposits is checkcard fees, consisting of interchange fees from our customers’ use of debit cards for electronic funds transactions.  This category increased by $923,000, or 19%, in 2018 over 2017, and by $488,000, or 11%, in 2017 over 2016 as a result of growth in our deposit account base, including the addition of accounts pursuant to acquisitions.  Other service charges and fees, which also constitute a relatively large portion of noninterest income, increased by $1.167 million, or 29%, in 2018 over 2017, and by $187,000, or 5%, in 2017 over 2016.  The increase for 2018 includes the impact of the $1.183 million write-up of our PCBB investment and the $161,000 special dividend from the FHLB in 2018, offset by $200,000 due to the income reclassification noted in the previous paragraph.  The increase in this category in 2017 reflects a stronger volume of fee-generating activities.

BOLI income fell by $1.049 million, or 64%, in 2018 over 2017 but increased by $646,000, or 65%, in 2017 over 2016.  BOLI income is derived from two types of policies owned by the Company, namely “separate account” and “general account” life insurance, and the year over year variances are due in large part to fluctuations in income on separate account BOLI.  The Company had $6.6 million invested in separate account BOLI at December 31, 2018, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers.  Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals).  Losses on separate account BOLI totaled $381,000 in 2018, relative to gains of $690,000 in 2017 and $151,000 in 2016.  This resulted in a negative variance of $1.071 million in 2018 over 2017, and an increase of $539,000 in 2017 over 2016.  As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their net impact on taxable income tends to be minimal.  The Company’s books also reflect a net cash surrender value of $41.6 million for general account BOLI at year-end 2018.  General account BOLI produces income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits.  Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent.  While rate reductions and an increase in the cost of insurance for certain policies created downward pressure on general account BOLI income over the past few years, the average income crediting rate improved in 2017 due to the termination of a high-cost policy in late 2016.  Furthermore, the Ojai acquisition included over $2 million in BOLI, thus income on general account BOLI reflects small increases for 2018 and 2017.

The Company realized only $2,000 in gains on investments in 2018, but as previously referenced we realized net gains on the sale of investments of $500,000 in 2017 and $223,000 in 2016.  The next line item reflects pass-through expenses associated with our investments in low-income housing tax credit funds and other limited partnerships.  Those expenses, which are netted out of revenue, increased by $1.600 million, or 166%, in 2018 over 2017, and by $17,000, or 2%, in 2017 relative to 2016.  The largest contribution to the unfavorable variance in 2018 over 2017 came from a $915,000 adjustment to accelerate expense amortization on our tax credit investments, to ensure that the book value of each investment does not exceed its projected remaining tax benefits.  However, variances in both 2018 and 2017 were also impacted by expense amortization for newer investments and a gain of $323,000 realized in 2017 from the dissolution of one of our earliest tax credit investment funds.

Other noninterest income includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, life insurance proceeds, loan servicing income (net of amortization expense on our servicing asset), and other miscellaneous income.  There was a drop of $367,000 in other noninterest income in 2018 relative to 2017, due to nonrecurring life insurance proceeds totaling $503,000 recorded in 2017.  The category also declined by $119,000 in 2017 relative to 2016, due to the disposition of certain fixed assets at a loss in 2017.  As noted above, life insurance proceeds totaled $503,000 in 2017 relative to $481,000 in 2016, for an immaterial difference.

Total operating expense, or noninterest expense, increased by $4.583 million, or 7%, in 2018 over 2017, and by $7.388 million, or 13%, in 2017 relative to 2016.  The increase for 2018 is due primarily to a full year of operating costs associated with the Ojai whole-bank acquisition and a partial year of costs for the Lompoc branch acquisition, offset in part by favorable swings of $1.000 million in net foreclosed asset costs and $698,000 in directors deferred compensation expense (related to the drop in BOLI income).  The increase for 2017 is also comprised in large part of ongoing operating costs incidental to our acquisitions and de novo branch expansion.  Noninterest expense includes the following items of a nonrecurring nature:  for 2018, net foreclosed asset costs of negative $730,000 due to gains on the sale of OREO, and acquisition costs of $449,000; for 2017, acquisition costs of $2.225 million, lending-related costs totaling about $300,000, and net OREO expense of $270,000; and, for 2016, acquisition costs of $2.411 million, net OREO expense of $657,000, and a nonrecurring expense reversal of $173,000 in director retirement plan accruals subsequent to the death of a former director and the payment of split-dollar life insurance proceeds to his beneficiary.  Noninterest expense was 3.18% of average earning assets in 2018, relative to 3.40% in 2017 and 3.43% for 2016.  The downward trend is due in part to growth in average earning assets, and the ratios were also impacted by OREO gains in 2018 and higher acquisition costs in 2017 and 2016.

The largest component of operating expense, salaries and employee benefits, was up by $4.627 million, or 15%, in 2018 over 2017 and $4.054 million, or 15%, in 2017 over 2016.  Personnel costs increased in 2018 due to a full year of costs for employees retained subsequent to our acquisitions in 2017 and offices opened in 2017, staffing costs for the Lompoc branch acquired in 2018, salary adjustments in the normal course of business, and an increase of $593,000, or 23%, in group health insurance costs.  The increase for 2017 is due mainly to expenses for employees retained subsequent to our acquisitions, staffing costs for branch offices that commenced operations in 2017, and higher costs for temporary employees and overtime related to the Ojai whole-bank and Woodlake branch acquisitions and system conversions, but also includes salary adjustments in the normal course of business, costs for non-acquisition related staff additions, a relatively large increase in group health insurance costs, and higher equity incentive compensation expense related to stock options.  Components of compensation expense that can experience significant variability and are typically difficult to predict include salaries associated with successful loan originations, which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) guidelines on the recognition and measurement of non-refundable fees and origination costs for lending activities, and accruals associated with employee deferred compensation plans.  Loan origination salaries that were deferred from current expense for recognition over the life of related loans totaled $4.173 million in 2018, $3.854 million for 2017, and $3.430 million for 2016, with the fluctuations due to variability in successful organic loan origination activity.  Employee deferred compensation expense accruals totaled only $7,000 for 2018, relative to $217,000 in 2017 and $141,000 in 2016.  As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.  Salaries and benefits were 51.61% of total operating expense in 2018, relative to 48.14% in 2017 and 47.30% in 2016.  The number of full-time equivalent staff employed by the Company totaled 541 at the end of 2018, 556 at the end of 2017, and 479 at the end of 2016.  The reduction in 2018 came from efficiency initiatives implemented toward the end of the year and more open positions, partially offset by staff additions related to the Lompoc branch acquisition.  The increase in 2017 over 2016 is due to the addition of former Ojai Community Bank employees and

Woodlake branch staff, personnel for de novo branches opened in 2017, and certain back office additions deemed necessary to ensure a continued high level of customer service.

Total rent and occupancy expense, including furniture and equipment costs, increased by $705,000, or 7%, in 2018 over 2017, compared to $1.824 million, or 23%, in 2017 over 2016.  The increase for 2018 includes the impact of the acquisition and de novo branch offices, and was also due in part to an accrual adjustment that inflated rent expense in 2017.  The increase in 2017 was primarily the result of expenses associated with locations added during the year, including certain non-recurring start-up costs associated with outfitting new branches, but it also includes inflationary increases related to other locations and the impact of expense accrual adjustments in 2017.

Advertising and promotion costs were up by $234,000, or 9%, in 2018 over 2017 and $128,000, or 5%, in 2017 over 2016.  The increases are mainly the result of marketing efforts targeting our expanded geography, and other promotional expenses associated with opening new branches.  Data processing costs increased by $650,000, or 15%, in 2018 over 2017 and $758,000, or 21%, in 2017 compared to 2016.  The increase in 2018 is primarily from additional core processing costs and other software costs associated with Bank expansion.  The increase in 2017 is from ongoing expenses related to our acquisitions and new branches, but also includes costs associated with an online lending platform that was implemented at the beginning of 2017.  Deposit services costs also increased by $987,000, or 22%, in 2018 over 2017 and $689,000, or 18%, in 2017 over 2016.  As with data processing costs, much of the increase in deposit costs is the result of ongoing expenses associated with our acquisitions, including operational costs and amortization expense on our core deposit intangible, as well as expenses for other new offices.  Deposit costs were further impacted by increases in debit card processing costs due to higher activity levels.

Loan services costs are comprised of loan processing costs, and net costs associated with foreclosed assets.  Loan processing costs, which include expenses for property appraisals and inspections, loan collections, demand and foreclosure activities, loan servicing, loan sales, and other miscellaneous lending costs, increased by $113,000, or 11%, in 2018 over 2017 and $394,000, or 62%, in 2017 relative to 2016.   The increase in 2018 resulted from a higher level of appraisal, inspection and credit reporting costs incidental to more robust lending activity as well as a $90,000 increase in our reserve for unfunded commitments, but the variance was also favorably impacted by $300,000 in nonrecurring lending costs in 2017, as noted above.  The increase in 2017 over 2016 is due primarily to those nonrecurring lending costs, but it also includes costs related to an increase in lending activity.  Foreclosed assets costs are comprised of write-downs taken subsequent to reappraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets.  Those costs reflect reductions of $1.000 million in 2018 relative to 2017, and $387,000 in 2017 over 2016.  The drop for 2018 resulted mainly from a $1.367 million increase in gains on OREO sales, net of a $343,000 increase in OREO write-downs.  The decline in 2017 came primarily in lower OREO write-downs relative to 2016.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs.  Telecommunications expense was $175,000 lower in 2018 than in 2017, an 11% decline due to focused expense reduction efforts, but costs increased by $102,000, or 7%, in 2017 relative to 2016 due mainly to expenses associated with branch expansion.  Postage expense also dropped by $67,000, or 6%, in 2018 relative to 2017 due to efficiency initiatives implemented in 2018, but increased by $67,000, or 7%, in 2017 over 2016 due mainly to statements and disclosures mailed to an expanding customer base.  The “Other” category under other operating costs was up by $319,000, or 29%, in 2018 over 2017 due to higher consulting and training costs, and by $187,000, or 21%, in 2017 over 2016 due primarily to higher travel costs, which rose in connection with our acquisitions and conversions, de novo branches, and increased frequency of offsite meetings.

Legal and accounting costs increased by $400,000, or 26%, in 2018 over 2017, primarily as a result of higher audit and tax costs and higher legal costs associated with collections.  The increase in audit and tax costs resulted in part from an expense accrual reversal of $140,000 in 2017, resulting from an accrual carried over from the previous year that was ultimately not needed.  Legal and accounting costs declined $143,000, or 9%, in 2017 relative to 2016, since the accrual adjustment in 2017 and lower collections-related legal costs offset increases in other areas.  Acquisition costs, or one-time expenses directly attributable to our whole-bank and branch acquisitions, totaled $449,000 in 2018, relative to $2.225 million in 2017 and $2.411 million in 2016.  Acquisition costs are comprised primarily of termination fees for core processing contracts and certain other contracts, software conversion costs, financial advisor fees, legal costs, severance and retention amounts paid to employees of the acquired institutions, and the write-off of furniture, fixtures and equipment that were not utilized by the Company.

Other professional services costs include FDIC assessments and other regulatory expenses, directors’ costs, and certain insurance costs among other things.  This category declined by $310,000, or 14%, in 2018 relative to 2017, but increased by $270,000, or 14%, in 2017 over 2016.  The drop in 2018 stems from a favorable swing of $698,000 in director’s deferred compensation expense, which more than offset higher FDIC costs and corporate insurance premiums.  The increase in 2017 includes higher director’s deferred compensation expense, an increase stemming from a nonrecurring reversal of $173,000 in director retirement plan accruals in 2016, and higher stock option expense, partially offset by lower regulatory assessments.  As with deferred compensation accruals for employees, directors’ deferred compensation expense is related to separate account BOLI income and losses, and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.  Directors’ deferred compensation expense reflects an expense reversal of $100,000 in 2018 resulting from losses on deferred compensation plans, as compared to expense accruals totaling $598,000 in 2017 and $173,000 in 2016.

Stationery and supply costs increased by $78,000, or 6%, in 2018 over 2017, but fell by $116,000, or 8%, in 2017 compared to 2016.  The increase in 2018 reflects expenses associated with Bank expansion.  Stationery and supply costs for 2017 also reflect additional expenses for a larger number of branches, but the variance relative to 2016 was favorably impacted by costs associated with the issuance of new debit cards incorporating EMV technology in 2016.  Sundry and teller costs reflect reductions of $202,000, or 34% in 2018 as compared to 2017, and $253,000, or 30%, in 2017 relative to 2016 due to reduced debit card losses and lower operations-related losses.

The Company’s tax-equivalent overhead efficiency ratio was 60.79% in 2018, relative to 65.52% in 2017 and 67.23% in 2016.  The overhead efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income, with the provision for loan losses and investment gains/losses excluded from the equation.  The ratio was relatively low in 2018 due in part to nonrecurring OREO gains, and it was higher in 2017 and 2016 due in part to non-recurring acquisition costs incurred in those periods.

Income Taxes

Our income tax provision was $9.907 million, or 25% of pre-tax income in 2018, relative to provisions of $13.640 million, or 41% of pre-tax income in 2017 and $8.800 million, or 33% of pre-tax income in 2016.  The tax accrual rate dropped in 2018 because of a lower federal income tax rate.  The tax accrual rate for 2017 was higher than in 2016 primarily because of the $2.710 million deferred tax asset revaluation charge, but it also reflects higher taxable income relative to available tax credits.

The Company sets aside a provision for income taxes on a monthly basis.  The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits.  Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions.  The Company’s investments in state, county and municipal bonds provided $4.060 million in federal tax-exempt income in 2018, $3.711 million in 2017, and $3.009 million in 2016.  Moreover, in addition to life insurance proceeds of $503,000 in 2017 and $481,000 in 2016, net increases in the cash surrender value of bank-owned life insurance added $591,000 to tax-exempt income in 2018, $1.640 million in 2017 and $994,000 in 2016.

Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds, and California state employment tax credits.  We had a total of $5.9 million invested in low-income housing tax credit funds as of December 31, 2018, which are included in other assets rather than in our investment portfolio. Those investments have generated substantial tax credits over the past few years, with about $632,000 in credits available for the 2018 tax year, $711,000 in tax credits utilized in 2017, and $686,000 in tax credits utilized in 2016.  The credits are dependent upon the occupancy level of the housing projects and income of the tenants, and cannot be projected with certainty.  Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income.  We plan to invest in additional tax credit funds in the future, but if the economics of such transactions do not justify continued investments then the level of low-income housing tax credits will taper off in future years until they are substantially utilized by the end of 2028.  That means that even if taxable income stayed at the same level through 2028, our tax accrual rate would gradually increase.

Financial Condition

Assets totaled $2.523 billion at the end of 2018, reflecting an increase of $182 million, or 8%, for the year due primarily to an increase of $174 million, or 11%, in gross loan balances.  Deposits were up $128 million, or 6%, while non-deposit borrowings, including junior subordinated debentures, were increased by $43 million, or 66%.  Total capital increased by $17 million, or 7%.  The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

Loan and Lease Portfolio

The Company’s loan and lease portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio are important considerations when reviewing the Company’s financial condition.

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2018 back to 2014, net of deferred fees and origination costs and the allowance for loan and lease losses.  The Loan and Lease Distribution table that follows sets forth by loan type the Company’s gross loans and leases outstanding, and the percentage distribution in each category at the dates indicated.  The balances for each loan type include nonperforming loans, if any, but do not reflect any deferred or unamortized loan origination, extension, or commitment fees, or deferred loan origination costs.  Although not reflected in the loan totals below and not currently comprising a material part of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution
(dollars in thousands)
	As of December 31,
	2018	2017	2016	2015	2014
Real estate:
1-4 family residential construction	$105,676	$74,256	$32,417	$14,941	$5,858
Other construction/land	109,023	58,779	40,650	37,359	19,908
1-4 family - closed-end	236,825	204,766	137,143	137,356	114,259
Equity lines	56,320	62,590	43,443	44,233	49,717
Multi-family residential	54,877	42,930	31,631	27,222	18,718
Commercial real estate - owner occupied	301,324	263,447	253,535	218,708	218,654
Commercial real estate - non-owner occupied	438,344	379,432	244,198	165,107	132,077
Farmland	151,541	140,516	134,480	133,182	145,039
Total real estate	1,453,930	1,226,716	917,497	778,108	704,230
Agricultural	49,103	46,796	46,229	46,237	27,746
Commercial and industrial	128,220	135,662	123,595	113,207	113,771
Mortgage warehouse lines	91,813	138,020	163,045	180,355	106,021
Consumer loans	8,862	10,626	12,165	14,949	18,885
Total loans and leases	$1,731,928	$1,557,820	$1,262,531	$1,132,856	$970,653
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	6.10%	4.77%	2.57%	1.32%	0.60%
Other construction/land	6.29%	3.77%	3.22%	3.30%	2.05%
1-4 family - closed-end	13.67%	13.14%	10.86%	12.12%	11.77%
Equity lines	3.25%	4.02%	3.44%	3.90%	5.12%
Multi-family residential	3.17%	2.76%	2.51%	2.40%	1.93%
Commercial real estate - owner occupied	17.40%	16.91%	20.08%	19.31%	22.53%
Commercial real estate - non-owner occupied	25.32%	24.36%	19.34%	14.57%	13.61%
Farmland	8.75%	9.02%	10.65%	11.76%	14.94%
Total real estate	83.95%	78.75%	72.67%	68.69%	72.55%
Agricultural	2.84%	3.00%	3.66%	4.08%	2.86%
Commercial and industrial	7.40%	8.71%	9.79%	9.99%	11.72%
Mortgage warehouse lines	5.30%	8.86%	12.91%	15.92%	10.92%
Consumer loans	0.51%	0.68%	0.96%	1.32%	1.95%
	100.00%	100.00%	100.00%	100.00%	100.00%

The Company has experienced net growth in loan and lease balances in each of the last five years, despite fluctuations caused by variability in outstanding balances on mortgage warehouse lines, reductions associated with the resolution of impaired loans, weak loan demand in some years, tightened underwriting standards, and intense competition.  This growth is due in part to acquisitions, including Santa Clara Valley Bank in 2014, Coast National Bank in 2016 and Ojai Community Bank in 2017, as well as whole loan purchases and participations.  Organic loan growth has also been relatively robust in recent periods, particularly with regard to commercial real estate and construction loans.

For 2018, gross loans were up by $174 million, or 11%, due to strong growth in real estate loans net of a $46 million reduction in outstanding balances on mortgage warehouse lines.  Total real estate loans increased by $227 million, or 19%, primarily from organic growth, but the increase also includes the first quarter bulk purchase of single-family mortgage loans which had a balance of $11 million at the time of purchase.  Agricultural production loans were also up $2 million, or 5%.  Commercial loans, however, reflect a net drop of $7 million, or 5%, and outstanding balances on mortgage warehouse lines declined by $46 million, or 33%, as the utilization rate on those lines dropped to 23% at December 31, 2018 from 34% at December 31, 2017.  Mortgage lending activity is highly correlated with changes in interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances.  Consumer loans also fell by $2 million, or 17%, during 2018.

Management remains focused on organic loan growth, which combined with strong economic activity in some of our markets led to record levels for our pipeline of loans in process of approval in recent periods.  However, no assurance can be provided with regard to future net growth in aggregate loan balances since we are still experiencing occasional surges in prepayments in addition to significant fluctuations in mortgage warehouse lending, and the market for top-quality loans remains extremely competitive.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2018, including non-accruing loans, grouped by remaining scheduled principal payments:

Loans and Lease Maturity
(dollars in thousands)
	As of December 31, 2018
		Three months				Floating rate:	Fixed rate:
	Three months	to twelve	One to five	Over five		due after one	due after one
	or less	months	years	years	Total	year	year
Real estate	$85,113	$97,893	$131,018	$1,139,906	$1,453,930	$956,625	$314,299
Agricultural	5,183	35,124	5,957	2,839	49,103	7,619	1,177
Commercial and industrial	9,798	31,655	41,744	45,023	128,220	34,990	51,777
Mortgage warehouse lines	8,173	61,369	22,271	—	91,813	—	22,271
Consumer loans	955	674	3,659	3,574	8,862	1,140	6,093
Total	$109,222	$226,715	$204,649	$1,191,342	$1,731,928	$1,000,374	$395,617

For a comprehensive discussion of the Company’s liquidity position, balance sheet repricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  Unused commitments to extend credit totaled $782 million at December 31, 2018 and $692 million at December 31, 2017, although it is not likely that all of those commitments will ultimately be drawn down.  The relatively large increase during 2018 is due in part to a higher level of construction loans, which fund incrementally rather than immediately at booking, and lower utilization on mortgage warehouse lines.  Unused commitments represented approximately 45% of gross loans outstanding at December 31, 2018 and 44% at December 31, 2017.  The Company also had undrawn letters of credit issued to customers totaling $9 million at December 31, 2018 and 2017.  Off-balance sheet obligations pose potential credit risk to the Company, and a $384,000 reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2018, up from $334,000 at December 31, 2017.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10-K outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

Contractual Obligations

At the end of 2018, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Subordinated debentures	$34,767	$—	$—	$—	$34,767
Operating leases	13,003	2,190	5,755	2,452	2,606
Other long-term obligations	3,773	842	1,067	31	1,833
Total	$51,543	$3,032	$6,822	$2,483	$39,206

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

The following table presents comparative data for the Company’s NPAs and performing TDRs as of the dates noted:

Nonperforming Assets and Performing TDRs
(dollars in thousands)
	As of December 31,
	2018	2017	2016	2015	2014
Real estate:
Other construction/land	$82	$77	$558	$457	$3,547
1-4 family - closed-end	799	871	963	2,298	3,042
Equity lines	408	922	1,926	1,770	1,049
Multi-family residential	—	—	—	630	171
Commercial real estate - owner occupied	605	236	1,572	2,325	3,417
Commercial real estate - non-owner occupied	49	123	67	262	7,754
Farmland	1,642	293	39	610	51
TOTAL REAL ESTATE	3,585	2,522	5,125	8,352	19,031
Agricultural	—	—	89	—	—
Commercial and industrial	1,425	1,301	692	710	821
Consumer loans	146	140	459	572	826
TOTAL NONPERFORMING LOANS (1)	$5,156	$3,963	$6,365	$9,634	$20,678

Foreclosed assets	1,082	5,481	2,225	3,193	3,991
Total nonperforming assets	$6,238	$9,444	$8,590	$12,827	$24,669
Performing TDRs (1)	$11,005	$12,413	$14,182	$12,431	$12,359
Nonperforming loans as a % of total gross loans and leases	0.30%	0.25%	0.50%	0.85%	2.13%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.36%	0.60%	0.68%	1.13%	2.53%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

NPAs totaled $6.2 million, or 0.36% of gross loans and leases plus foreclosed assets at the end of 2018, down from $9.4 million, or 0.60% of gross loans and leases plus foreclosed assets at the end of 2017.  NPAs were reduced by $3.2 million, or 34%, during 2018, and the decline is even more dramatic when looking further back in time.  This reduction has occurred in response to better economic conditions and our continuous efforts to improve credit quality.  Not reflected in the period-end numbers is the addition of a $10 million purchased participation loan to nonperforming loans in August 2018.  That loan was written down by a total of $2.4 million, and was ultimately transferred to OREO and sold in the fourth quarter of 2018.

The contraction in NPAs in 2018 includes a drop in foreclosed assets of $4.4 million, but nonperforming loans increased by $1.2 million, or 30%, ending the year with a balance of $5.2 million.  Nonperforming loans secured by real estate comprised $3.6 million of total nonperforming loans at December 31, 2018, up by $1.1 million, or 42%, since December 31, 2017.  The balance of nonperforming commercial loans also increased by $124,000, or 10%, during 2018, ending the period at $1.4 million.  We have no reason to believe that there will be additional material increases in nonperforming real estate or commercial loans in the near term, but no assurance can be provided in that regard.  Nonperforming loan balances at December 31, 2018 include $1.4 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such.  We also had $11.0 million in loans classified as performing TDRs for which we were still accruing interest at December 31, 2018, a drop of $1.4 million, or 11%, relative to December 31, 2017.  Notes 2 and 4 to the consolidated financial statements provide a more comprehensive disclosure of TDR balances and activity within recent periods.

The balance of foreclosed assets had a carrying value of $1.1 million at December 31, 2018, comprised of 11 properties classified as OREO.  At the end of 2017 foreclosed assets totaled $5.5 million, consisting of 13 properties classified as OREO and three mobile homes.  The $4.4 million reduction in OREO is due in large part to the sale of a $3.1 million property that was in OREO at Ojai Community Bank prior to the acquisition, but also includes OREO write-

downs toaling $439,000 and the sale of other properties.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.  An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed.  Collection efforts are continuously pursued for all nonperforming loans, but no assurance can be provided that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was $9.8 million, or 0.56% of gross loans at December 31, 2018, relative to $9.0 million, or 0.58% of gross loans at December 31, 2017.  The increase in the allowance resulted from the addition of a $4.4 million loan loss provision in 2018, less $3.6 million in net loan charge-offs.  Reserves were established for losses inherent in incremental loan balances and unanticipated charge-offs in 2018, including $2.4 million related to the large purchased participation loan already discussed.  The net increase in the allowance might have been even larger if not for the following circumstances:  many charge-offs were recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; all acquired loans were booked at their fair values, and thus did not initially require a loan loss allowance; loan loss rates have been declining, having a positive impact on general reserves established for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.  The ratio of the allowance to nonperforming loans was 189.10% at December 31, 2018, relative to 228.19% at December 31, 2017 and 152.41% at December 31, 2016.  A separate allowance of $384,000 for potential losses inherent in unused commitments is included in other liabilities at December 31, 2018.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses
(dollars in thousands)
	As of and for the years ended December 31,
Balances:	2018	2017	2016	2015	2014
Average gross loans and leases outstanding during period	$1,625,732	$1,318,909	$1,153,240	$1,027,983	$1,027,983
Gross loans and leases held for investment	$1,731,928	$1,557,820	$1,262,531	$1,132,856	$970,653

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,043	$9,701	$10,423	$11,248	$11,677
Provision charged to expense	4,350	(1,140)	—	—	350
Charge-offs
Real estate:
1-4 family residential construction	—	—	—	—	—
Other construction/land	4	—	144	73	135
1-4 family - closed-end	5	7	97	224	431
Equity lines	125	58	94	92	828
Multi-family residential	—	—	50	—	—
Commercial real estate - owner occupied	—	36	108	318	171
Commercial real estate - non-owner occupied	2,341	—	469	—	45
Farmland	—	—	—	—	19
TOTAL REAL ESTATE	2,475	101	962	707	1,629
Agricultural	—	154	—	—	124
Commercial and industrial	608	669	344	395	625
Mortgage warehouse lines	—	—	—	—	—
Consumer loans	2,225	2,161	1,905	1,738	1,837
Total	5,308	3,085	3,211	2,840	4,215
Recoveries
Real estate:
1-4 family residential construction	—	—	—	—	38
Other construction/land	—	5	467	117	702
1-4 family - closed-end	10	1,959	15	93	317
Equity lines	134	32	17	189	273
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	230	38	35	106	504
Commercial real estate - non-owner occupied	—	201	449	246	79
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	374	2,235	983	751	1,913
Agricultural	22	5	14	81	6
Commercial and industrial	148	310	477	225	801
Mortgage warehouse lines	—	—	—	—	—
Consumer loans	1,121	1,017	1,015	958	716
Total	1,665	3,567	2,489	2,015	3,436
Net loan (recoveries) charge offs	3,643	(482)	722	825	779
Balance	$9,750	$9,043	$9,701	$10,423	$11,248

RATIOS
Net loan and lease charge-offs to average loans and leases	0.22%	-0.04%	0.06%	0.08%	0.08%
Allowance for loan and lease losses to gross loans and leases at end of period	0.56%	0.58%	0.77%	0.92%	1.16%
Allowance for loan losses to non-performing loans	189.10%	228.19%	152.41%	108.19%	54.40%
Net loan and lease charge-offs to allowance for loan losses at end of period	37.36%	-5.33%	7.44%	7.92%	6.93%
Net loan charge-offs to provision for loan and lease losses	83.75%	42.28%	—	—	222.57%

As shown in the table above, the Company recorded a loan loss provision of $4.350 million in 2018, relative to a negative loan loss provision of $1.140 million in 2017 and no provision in 2016.  As previously noted, there were net charged off balances totaling $3.643 million in 2018, as compared to $482,000 in net recoveries on previously charged-off balances in 2017 and net loan losses of $722,000 in 2016.  Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end.  Our allowance for probable losses on specifically identified impaired loans was increased by $854,000, or 74%, during 2018, due to reserves required for additions to nonperforming loans.  The allowance for probable losses inherent in non-impaired loans was down by $147,000, or 2%, as a result of continued credit quality improvement.  The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

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

Allocation of Allowance for Loan and Lease Losses
(dollars in thousands)
	As of December 31,
	2018		2017		2016		2015		2014
	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans
Real Estate	$5,831	83.95%	$4,786	78.75%	$3,548	72.67%	$4,783	68.69%	$6,243	72.55%
Agricultural	256	2.84%	208	3.00%	209	3.66%	722	4.08%	986	2.86%
Commercial and industrial (2)	2,394	12.70%	2,772	17.57%	4,279	22.71%	2,533	25.91%	1,944	22.64%
Consumer loans	1,239	0.51%	1,231	0.68%	1,208	0.96%	1,263	1.32%	1,765	1.95%
Unallocated	30	—	46	—	457	—	1,122	—	310	—
Total	$9,750	100.00%	$9,043	100.00%	$9,701	100.00%	$10,423	100.00%	$11,248	100.00%
(1)	Represents percentage of loans in category to total loans
(2)	Includes mortgage warehouse lines

The Company’s allowance for loan and lease losses at December 31, 2018 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.  Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

Investments

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  Surplus FRB balances and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Aggregate investments totaled $562 million, or 22% of total assets at December 31, 2018, compared to $567 million, or 24% of total assets at December 31, 2017.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances held primarily in our Federal Reserve Bank account totaled $2 million at December 31, 2018 relative to $9 million at December 31, 2017.  The Company’s investment securities portfolio had a book balance of $560 million at December 31, 2018, reflecting a net increase of $2 million for 2018. The Company carries investments at their fair market values.  We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  The expected average life for bonds in our investment portfolio was 4.1 years and their average effective duration was 3.3 years at December 31, 2018, up slightly from an expected average life of 4.0 years and an average effective duration of 3.1 years at year-end 2017.

The following Investment Portfolio table reflects the amortized cost and fair market values for each primary category of investment securities for the past three years:

Investment Portfolio-Available for Sale
(dollars in thousands)
	As of December 31,
	2018		2017		2016
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
U.S. government agencies	$15,553	$15,212	$21,524	$21,326	$26,926	$26,468
Mortgage-backed securities	414,208	404,733	399,203	393,802	391,555	387,876
State and political subdivisions	140,181	140,534	140,909	143,201	114,140	114,193
Equity securities	—	—	—	—	500	1,546
Total securities	$569,942	$560,479	$561,636	$558,329	$533,121	$530,083

The net unrealized loss on our investment portfolio, or the amount by which aggregate fair market values fell short of amortized cost, was $9 million at December 31, 2018, an increase of $6 million relative to the net unrealized loss of $3 million at December 31, 2017.  The change was caused by the adverse impact of rising market interest rates on fixed-rate bond values.  The balance of U.S. Government agency securities in our portfolio declined by $6 million, or 29%, during 2018 due primarily to bond maturities. Mortgage-backed securities increased by $11 million, or 3%, due to bond purchases, net of prepayments in the portfolio and changes in fair market values.  Municipal bond balances were down $3 million, or 2%, as maturities/redemptions and declines in market valuations offset the impact of bond purchases.  Municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio undergo a detailed quarterly review for potential impairment.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $217 million at December 31, 2018 and $183 million at December 31, 2017, leaving $343 million in unpledged debt securities at December 31, 2018 and $376 million at December 31, 2017.  Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $9 million at December 31, 2018 and $40 million at December 31, 2017.

The table below groups the Company’s investment securities by their remaining time to maturity as of December 31, 2018, and provides weighted average yields for each segment.  Since the actual timing of principal payments may differ from contractual maturities when obligors have the right to prepay principal, maturities for mortgage-backed securities (including collateralized mortgage obligations) were determined by incorporating expected prepayments.

Maturity and Yield of Available for Sale Investment Portfolio
(dollars in thousands)
	December 31, 2018
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies	$497	1.50%	$14,242	2.14%	$473	3.49%	$—	—	$15,212	2.16%
Mortgage-backed securities	3,152	2.64%	382,049	2.38%	19,532	2.85%	—	—	404,733	2.40%
State and political subdivisions	6,579	4.69%	13,861	4.27%	36,650	3.47%	83,444	3.64%	140,534	3.71%
Total securities	$10,228		$410,152		$56,655		$83,444		$560,479

Cash and Due from Banks

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions.  Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches and our reserve requirement, among other things, and is subject to significant fluctuations in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank.  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds.  The Company’s balance of noninterest earning cash and balances due from correspondent banks totaled $72 million, or 3% of total assets at December 31, 2018, and $61 million, or 3% of total assets at December 31, 2017.  The average balance of non-earning cash and due from banks, which is a better measure for ascertaining trends, was $61 million for 2018 relative to an average balance of $53 million in 2017.  The increase in the average balance in 2018 is due to the impact of vault cash required for acquired and de novo branches, as well as a larger average volume of cash items in process of collection incidental to an expanding base of deposit customers.

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

The following premises and equipment table reflects the original cost, accumulated depreciation and amortization, and net book value of fixed assets by major category, for the years noted:

Premises and Equipment
(dollars in thousands)
	As of December 31,
	2018			2017			2016
		Accumulated			Accumulated			Accumulated
		Depreciation			Depreciation			Depreciation
		and	Net Book		and	Net Book		and	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value	Cost	Amortization	Value
Land	$5,751	$—	$5,751	$5,261	$—	$5,261	$5,161	$—	$5,161
Buildings	21,579	10,140	11,439	20,255	9,551	10,704	19,579	8,993	10,586
Furniture and equipment	18,958	14,971	3,987	18,899	14,159	4,740	20,136	15,048	5,088
Leasehold improvements	15,023	7,601	7,422	15,013	6,665	8,348	11,618	6,074	5,544
Construction in progress	901	—	901	335	—	335	2,514	—	2,514
Total	$62,212	$32,712	$29,500	$59,763	$30,375	$29,388	$59,008	$30,115	$28,893

Net premises and equipment increased by only $112,000 in 2018, since depreciation recorded on fixed assets largely offset the impact of the Lompoc branch addition.  The net book value of the Company’s premises and equipment was 1.2% of total assets at December 31, 2018, relative to 1.3% at December 31, 2017.  Depreciation and amortization included in occupancy and equipment expense totaled $3.0 million in 2018 and $2.9 million in 2017.

Other Assets

Goodwill totaled $27 million at December 31, 2018, unchanged for the year, but other intangible assets were up by $221,000, or 4%, as a result of the core deposit intangible for the Lompoc deposits purchased in May 2018 less amortization expense recorded on core deposit intangibles.  The Company’s goodwill and other intangible assets are evaluated annually for potential impairment following FASB guidelines, and based on those analytics Management has determined that no impairment exists as of December 31, 2018.

The net cash surrender value of bank-owned life insurance policies increased to $48.2 million at December 31, 2018 from $47.1 million at December 31, 2017, due to the addition of BOLI income to net cash surrender values.  Refer to the “Noninterest Revenue and Operating Expense” section above for a more detailed discussion of BOLI and the income it generates.

The line item for “other assets” on the Company’s balance sheet totaled $50.6 million at December 31, 2018, an increase of $5.9 million, or 13%, relative to the $44.7 million balance at December 31, 2017.  The increase is due mainly to a receivable that was established for the proceeds of an OREO property that was sold in late December 2018.  At year-end 2018, the balance of other assets included as its largest components an $11.7 million investment in restricted stock, a net deferred tax asset of $8.7 million, accrued interest receivable totaling $8.6 million, a $7.6 million receivable for the referenced OREO sold in December, a $5.9 million investment in low-income housing tax credit funds, and a $3.0 million investment in a small business investment corporation.  Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

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

Deposit Distribution
(dollars in thousands)
	Year Ended December 31,
	2018	2017	2016	2015	2014
Interest bearing demand deposits	$101,243	$118,533	$132,586	$125,210	$110,840
Non-interest bearing demand deposits	662,527	635,434	524,552	432,251	390,897
NOW	434,483	405,057	366,238	306,630	275,494
Savings	283,953	283,126	215,693	193,052	167,655
Money market	123,807	171,611	119,417	101,562	117,907
CDAR's < $100,000	—	—	251	306	572
CDAR's ≥ $100,000	—	—	—	13,803	10,727
Customer time deposit < $100,000	93,156	82,885	75,633	75,069	79,292
Customer time deposits ≥ $100,000	367,171	291,740	261,101	216,745	208,311
Brokered deposits	50,000	—	—	—	5,000
Total deposits	$2,116,340	$1,988,386	$1,695,471	$1,464,628	$1,366,695

Percentage of Total Deposits
Interest bearing demand deposits	4.78%	5.96%	7.82%	8.55%	8.11%
Non-interest bearing demand deposits	31.31%	31.96%	30.94%	29.51%	28.60%
NOW	20.53%	20.37%	21.60%	20.94%	20.16%
Savings	13.42%	14.24%	12.72%	13.18%	12.27%
Money market	5.85%	8.63%	7.04%	6.93%	8.63%
CDAR's < $100,000	—	—	0.01%	0.02%	0.04%
CDAR's ≥ $100,000	—	—	—	0.94%	0.78%
Customer Time deposit < $100,000	4.40%	4.17%	4.46%	5.13%	5.80%
Customer Time deposits > $100,000	17.35%	14.67%	15.40%	14.80%	15.24%
Brokered deposits	2.36%	—	—	—	0.37%
Total	100.00%	100.00%	100.00%	100.00%	100.00%
Deposit balances reflect net growth of $128 million, or 6%, during 2018, due to acquired Lompoc branch deposits totaling $34 million at December 31, 2018, the addition of $50 million in wholesale brokered deposits, and growth in customer time deposits.  Customer time deposits increased by $86 million, or 23%, due primarily to a marketing campaign targeting those deposits in the fourth quarter of 2018, but the increase also includes about $7 million in time deposits in the acquired Lompoc branch at the end of the year.

Relatively strong organic growth in non-maturity deposits during the first half of 2018 was offset by runoff in the second half, resulting in a net decline of $8 million for the year.  Non-interest bearing demand deposit balances were up $27 million, or 4%, and NOW accounts increased by $29 million, or 7%, but part of the growth in those deposit types came from migration out of interest-bearing demand deposit balances, which declined $17 million, or 15%, and money market demand deposits, which were down $48 million, or 28%.  The reduction in non-maturity deposits also includes cannibalization resulting from the aforementioned time deposit promotion, although it is Management’s belief that some of those deposits would have left the Bank without the promotion.

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

The scheduled maturity distribution of the Company’s time deposits at the end of 2018 was as follows:

Deposit Maturity Distribution
(dollars in thousands)
	As of December 31, 2018
	Three months or less	Three to six months	Six to twelve months	One to three years	Over three years	Total
Time certificates of deposit < $100,000	92,276	15,121	29,384	5,099	1,276	143,156
Other time deposits ≥ $100,000	260,506	18,172	83,608	3,868	1,017	367,171
Total	$352,782	$33,293	$112,992	$8,967	$2,293	$510,327

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

Total non-deposit interest-bearing liabilities were up by $43 million, or 66%, in 2018, due to increases in FHLB borrowings and customer repurchase agreements.  The Company had $56 million in overnight borrowings from the FHLB at December 31, 2018 relative to $22 million at December 31, 2017, for an increase of $34 million.  There were no overnight federal funds purchased from other correspondent banks or advances from the FRB on our books at December 31, 2018 or 2017.  Repurchase agreements totaled over $16 million at year-end 2018 relative to a balance of $8 million at year-end 2017, for an increase of over $8 million.  Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  The Company had junior subordinated debentures totaling $34.8 million at December 31, 2018 and $34.6 million December 31, 2017, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.  The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016.

The details of the Company’s short-term borrowings are presented in the table below, for the years noted:

Short-term Borrowings
(dollars in thousands)
	Year Ended December 31,
	2018	2017	2016
Repurchase Agreements
Balance at December 31	$16,359	$8,150	$8,094
Average amount outstanding	14,332	8,514	8,371
Maximum amount outstanding at any month end	17,672	11,409	11,877
Average interest rate for the year	0.40%	0.40%	0.39%

Fed funds purchased
Balance at December 31	$—	$—	$—
Average amount outstanding	22	166	822
Maximum amount outstanding at any month end	850	5,500	8,200
Average interest rate for the year	0.00%	0.60%	0.73%

FHLB advances
Balance at December 31	$56,100	$21,900	$65,000
Average amount outstanding	8,967	7,074	28,333
Maximum amount outstanding at any month end	56,100	55,000	93,700
Average interest rate for the year	2.19%	0.82%	0.45%

Other Noninterest Bearing Liabilities

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  The Company’s balance of other liabilities went down by $5 million, or 17%, during 2018 due to a drop in current taxes payable, a reduction in our liability for future capital commitments associated with low income housing tax credit funds, and lower balances in clearing accounts.

Capital Resources

The Company had total shareholders’ equity of $273 million at December 31, 2018, compared to shareholders’ equity of $256 million at the end of 2017.  The increase of $17 million, or 7%, is due to $29.7 million in net income and approximately $1.5 million in additional capital related to stock options, net of $9.8 million in dividends paid, and a $4.3 million increase in our accumulated other comprehensive loss.  We maintained a very strong capital position throughout the recession and in the ensuing years, and our capital remains at relatively high levels in comparison to many of our peer banks.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios at the dates indicated:

	December 31, 2018	December 31, 2017
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.61%	12.84%
Tier 1 Capital to Risk-weighted Assets	14.38%	14.79%
Total Capital to Risk-weighted Assets	14.89%	15.32%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.49%	11.32%
Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.25%	14.51%
Tier 1 Capital to Risk-weighted Assets	14.25%	14.51%
Total Capital to Risk-weighted Assets	14.77%	15.04%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.39%	11.14%

At the end of 2018 the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, and our regulatory capital ratios remained above the median for peer financial institutions.  We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.  A more detailed table of regulatory capital ratios, which includes the capital amounts and ratios required to qualify as “well capitalized” as well as minimum capital ratios, appears in Note 14 to the Consolidated Financial Statements in Item 8 herein.  For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks and the FHLB totaled $524 million at December 31, 2018.  An additional $20 million in credit is available from the FHLB if the Company were to pledge sufficient collateral and maintain the required amount of FHLB stock.  The Company was also eligible to borrow approximately $64 million at the Federal Reserve Discount Window based on pledged assets at December 31, 2018.  Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of December 31, 2018, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $352 million of the Company’s investment balances, as compared to $415 million at December 31, 2017.  Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $95 million at December 31, 2018.  Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 69% and 14%, respectively, at December 31, 2018, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.”  Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were all well within policy guidelines at December 31, 2018.  The Company has been able to maintain a robust liquidity position despite recent loan growth and non-maturity deposit runoff, but no assurance can be provided that our liquidity position will continue at current strong levels.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least six other interest rate scenarios in conducting our rolling 12-month net interest income simulations:  upward shocks of 100, 200, and 300 basis points, and downward shocks of 100, 200, and 300 basis points.  Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time.  We currently utilize an additional upward rate shock scenario of 400 basis points.  Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.  As of December 31, 2018 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$14,214	-$7,112	-$3,166	+$187	+$440	+$325	+$44
% Change	-14.73%	-7.37%	-3.28%	+0.19%	+0.46%	+0.34%	+0.05%

Our current simulations indicate that the Company’s net interest income will remain relatively flat over the next 12 months in a rising rate environment, but a drop in interest rates could have a substantial negative impact.  In prior periods the simulations projected sizeable gains in net interest income in rising rate scenarios, but balance sheet changes such as the addition of fixed-rate loans and adjustable-rate loans with longer reset periods, and the recent increase in interest rates have significantly diminished that effect.  If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by only $187,000, or 0.19%, relative to a stable interest rate scenario, with the favorable variance contracting very slightly as interest rates rise higher.  If interest rates were to decline by 100 basis points, however, net interest income would likely be around $3.166 million lower than in a stable interest rate scenario, for a negative variance of 3.28%.  The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view material interest rate reductions as unlikely in the near term, we will continue to monitor our interest rate risk profile and will apply remedial changes as deemed appropriate.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates.  Our EVE has increased in recent periods due to asset growth and higher discount rates, which result in a larger benefit assessed to non-maturity deposits.  The table below shows estimated changes in the Company’s EVE as of December 31, 2018, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	-$150,691	-$146,922	-$61,849	+$26,094	+$41,670	+$49,586	+$54,000
% Change	-25.85%	-25.21%	-10.61%	+4.48%	+7.15%	+8.51%	+9.26%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve.  The change in EVE flattens out as interest rates drop more than 200 basis points, while the rate of increase in EVE begins to taper off the higher interest rates rise.  This phenomenon is caused by the relative durations of our fixed-rate assets and liabilities, combined with optionality inherent in our balance sheet.  We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates.  Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased.  Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

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

Board of Directors and Shareholders

Sierra Bancorp and Subsidiary

Porterville, California

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, of changes in shareholders’ equity, and of cash flows for each of the years in the three year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the COSO.

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

Rancho Cucamonga, California

March 14, 2019

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(dollars in thousands)

	2018	2017
ASSETS
Cash and due from banks	$72,439	$61,142
Interest-bearing deposits in banks	1,693	8,995
Cash and cash equivalents	74,132	70,137
Securities available-for-sale	560,479	558,329
Loans and leases:
Gross loans and leases	1,731,928	1,557,820
Allowance for loan and lease losses	(9,750)	(9,043)
Deferred loan and lease costs, net	2,602	2,774
Net loans and leases	1,724,780	1,551,551
Foreclosed assets	1,082	5,481
Premises and equipment, net	29,500	29,388
Goodwill	27,357	27,357
Other intangible assets, net	6,455	6,234
Company owned life insurance	48,153	47,108
Other assets	50,564	44,713
	$2,522,502	$2,340,298
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$662,527	$635,434
Interest bearing	1,453,813	1,352,952
Total deposits	2,116,340	1,988,386
Repurchase agreements	16,359	8,150
Short-term borrowings	56,100	21,900
Subordinated debentures, net	34,767	34,588
Other liabilities	25,912	31,332
Total liabilities	2,249,478	2,084,356
Commitments and contingent liabilities (Notes 5 & 12)
Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued; Common stock, no par value; 24,000,000 shares authorized; 15,300,460 and 15,223,360 shares issued and outstanding in 2018 and 2017, respectively	112,507	111,138
Additional paid-in capital	3,066	2,937
Retained earnings	164,117	144,197
Accumulated other comprehensive loss, net of taxes of $(2,798) in 2018 and $(977) in 2017	(6,666)	(2,330)
Total shareholders' equity	273,024	255,942
	$2,522,502	$2,340,298

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands, except per share data)

	2018	2017	2016
Interest and dividend income
Loans and leases, including fees	$87,792	$68,227	$57,450
Taxable securities	9,548	8,614	7,922
Tax-exempt securities	4,060	3,711	3,009
Dividend income on securities	—	16	40
Federal funds sold and other	238	356	84
Total interest income	101,638	80,924	68,505
Interest expense
Deposits	7,260	3,762	2,174
Short-term borrowings	253	93	166
Subordinated debentures	1,731	1,368	983
Total interest expense	9,244	5,223	3,323
Net interest income	92,394	75,701	65,182
Provision (benefit) for loan and lease losses	4,350	(1,140)	—
Net interest income after provision for loan and lease losses	88,044	76,841	65,182
Non-interest income
Service charges on deposits	12,439	11,230	10,151
Gain on sale of loans	—	3	2
Checkcard fees	5,878	4,955	4,467
Net gains on sale of securities available-for-sale	2	500	223
Increase in cash surrender value of life insurance	591	1,640	994
Other income	2,654	3,451	3,401
Total non-interest income	21,564	21,779	19,238
Non-interest expense
Salaries and employee benefits	36,133	31,506	27,452
Occupancy and equipment	10,295	9,590	7,766
Acquisition costs	449	2,225	2,411
Other	23,147	22,120	20,424
Total non-interest expense	70,024	65,441	58,053
Income before income taxes	39,584	33,179	26,367
Provision for income taxes	9,907	13,640	8,800
Net income	$29,677	$19,539	$17,567
Earnings per share
Basic	$1.94	$1.38	$1.30
Diluted	$1.92	$1.36	$1.29
Weighted average shares outstanding, basic	15,261,794	14,172,196	13,530,293
Weighted average shares outstanding, diluted	15,432,120	14,357,782	13,651,804

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands, except footnotes)

	2018	2017	2016
Net income	$29,677	$19,539	$17,567
Other comprehensive loss, before tax:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during period	(6,154)	231	(7,245)
Reclassification adjustment for gain included in net income (1)	(2)	(500)	(223)
Other comprehensive loss, before tax	(6,156)	(269)	(7,468)
Income tax benefit related to items of other comprehensive income	1,820	112	3,162
Total other comprehensive loss, net of tax	(4,336)	(157)	(4,306)
Comprehensive income	25,341	19,382	13,261

(1)

Amounts are included in net gains on securities available-for-sale on the Consolidated Statements of Income in non-interest income.  Income tax expense associated with the reclassification adjustment for the years ended 2018, 2017 and 2016 was $0, $210,000 and $94,000 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2018

(dollars in thousands, except per share data)

	Common Stock
					Accumulated
			Additional		Other
			Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
Balance, January 1, 2016	13,254,088	$62,404	$2,689	$122,701	$2,546	$190,340
Net Income				17,567		17,567
Other comprehensive loss, net of tax					(4,306)	(4,306)
Exercise of stock options and related tax benefits of $146	48,640	694	(45)			649
Stock compensation costs			188			188
Stock repurchase	(125,365)	(677)		(1,582)		(2,259)
Stock issued-acquisition	599,226	10,205				10,205
Cash dividends - $.48 per share				(6,506)		(6,506)
Balance, December 31, 2016	13,776,589	72,626	2,832	132,180	(1,760)	205,878
Net Income				19,539		19,539
Other comprehensive loss, net of tax					(157)	(157)
Tax act reclassification				413	(413)	—
Exercise of stock options	70,340	1,141	(377)			764
Stock compensation costs			476			476
Stock repurchase						—
Stock issued-acquisition	1,376,431	37,371	6			37,377
Cash dividends - $.56 per share				(7,935)		(7,935)
Balance, December 31, 2017	15,223,360	111,138	2,937	144,197	(2,330)	255,942
Net Income				29,677		29,677
Other comprehensive loss, net of tax					(4,336)	(4,336)
Exercise of stock options	77,100	1,369	(238)			1,131
Stock compensation costs			373			373
Stock repurchase						—
Stock issued-acquisition			(6)			(6)
Cash dividends - $.64 per share				(9,757)		(9,757)
Balance, December 31, 2018	15,300,460	$112,507	$3,066	$164,117	$(6,666)	$273,024

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017, and 2016

(dollars in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$29,677	$19,539	$17,567
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(2)	(500)	(223)
Gain on sale of loans	—	(3)	(2)
Loss on disposal of fixed assets	16	136	2
Gain on sale of foreclosed assets	(1,423)	(56)	(130)
Writedown of foreclosed assets	439	95	450
Share-based compensation expense	373	476	188
Provision (benefit) for loan losses	4,350	(1,140)	—
Depreciation and amortization	3,174	3,030	2,584
Net amortization on securities premiums and discounts	5,452	6,749	7,130
Accretion of discounts for loans acquired and net deferred loan fees	(1,647)	(1,384)	(1,030)
Increase in cash surrender value of life insurance policies	(591)	(1,640)	(945)
Amortization of core deposit intangible	1,020	508	272
Decrease (increase) in interest receivable and other assets	(6,106)	10,402	(3,442)
(Decrease) increase in other liabilities	(5,420)	4,100	(621)
Deferred income tax benefit	(308)	(1,130)	(6,113)
Deferred tax benefit from equity based compensation	—	—	(106)
Increase in equity securities	(1,183)	—	—
Net amortization of partnership investment	2,625	1,497	—
Net cash provided by operating activities	30,446	40,679	15,581
Cash flows from investing activities:	.
Maturities of securities available for sale	4,285	2,065	1,310
Proceeds from sales/calls of securities available for sale	12,283	47,594	39,568
Purchases of securities available for sale	(122,818)	(179,092)	(138,675)
Principal paydowns on securities available for sale	92,494	100,161	99,181
Net purchases of FHLB stock	(300)	(1,689)	(960)
Loan originations and payments, net	(183,737)	(76,129)	(36,761)
Purchases of premises and equipment, net	(3,123)	(2,141)	(3,586)
Proceeds from sales of foreclosed assets	13,188	443	1,551
Purchase of bank owned life insurance	(454)	(455)	(360)
Proceeds from BOLI death benefit	—	999	1,739
Net increase in partnership investment	—	(5,000)	—
Net cash from bank acquisition	(6)	61,571	15,653
Net cash used in investing activities	(188,188)	(51,673)	(21,340)
Cash flows from financing activities:
Increase in deposits	127,954	35,304	101,805
Increase (decrease) in borrowed funds	34,200	(67,500)	(14,800)
Increase (decrease) in repurchase agreements	8,209	56	(1,311)
Cash dividends paid	(9,757)	(7,935)	(6,506)
Repurchases of common stock	—	—	(2,259)
Stock options exercised	1,131	764	543
Excess tax provision from equity based compensation	—	—	106
Net cash provided by (used in) financing activities	161,737	(39,311)	77,578
(Decrease) increase in cash and due from banks	3,995	(50,305)	71,819
Cash and cash equivalents, beginning of year	70,137	120,442	48,623
Cash and cash equivalents, end of year	$74,132	$70,137	$120,442

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands)

	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,707	$5,000	$3,396
Income taxes	$11,300	$7,147	$4,930
Non-cash investing activities
Real estate acquired through foreclosure	$7,805	$666	$902
Change in unrealized net losses on securities available-for-sale	$(6,156)	$(269)	$(7,468)
Assets acquired (liabilities assumed) in bank acquisition:
Cash and cash equivalents	$—	$62,374	$18,931
Securities	$—	$5,492	$23,363
Federal Home Loan Bank and Federal Reserve Bank stock	$—	$—	$1,057
Loans	$—	$217,807	$94,264
Premises and equipment	$—	$1,342	$5,844
Foreclosed assets	$—	$3,072	$—
Core deposit intangibles	$—	$3,939	$1,827
Goodwill	$—	$19,089	$1,360
Other assets	$—	$10,479	$2,504
Deposits	$—	$(257,611)	$(129,038)
Other liabilities	$—	$(3,404)	$(705)
Borrowings	$—	$(24,400)	$(2,500)
Subordinated debentures	$—	$—	$(3,422)

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

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

At December 31, 2018, the Bank operated 40 full service branch offices, an online branch, an agricultural credit division, and an SBA lending unit.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans.  Loans are made in California within the market area of the South Central San Joaquin Valley, the Central Coast, Ventura County and neighboring communities.  These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra.  All significant intercompany balances and transactions have been eliminated.  Certain reclassifications have been made to prior years' balances to conform to classifications used in 2018. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Securities

Debt securities may be classified as held to maturity and carried at amortized cost when management has the positive ability and intent to hold them to maturity.  Debt securities are classified as available for sale when they might be sold before maturity.  Equity securities with readily determinable fair values are classified as available for sale.  Debt securities available for sale are carried at fair value with unrealized holding gains and losses reported in other comprehensive income, net of tax.  Equity securities are carried at fair value with changes in fair value included in net income.

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

FHLB Stock and Other Investments

The Bank is a member of the Federal Home Loan Bank ("FHLB") system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost in other assets, and periodically evaluated for impairment based on the ultimate recovery of par value.  Both cash and stock dividends are reported as income. The Bank's investment in FHLB stock was approximately $9,894,000 and $9,594,000 at December 31, 2018 and 2017, respectively.

Pursuant to the adoption of ASU 2016-01 on January 1, 2018, the Company elected the measurement alternative for measuring equity securities without readily determinable fair values at cost less impairment, plus or minus observable price changes in orderly transactions.  The carrying amount of equity securities without readily determinable fair values is $1,784,000 as of December 31, 2018, and primarily consists of an investment in Pacific Coast Bankers’ Bank (“PCBB”).  A remeasurement gain of $1,183,000 was recorded to income during the year ended December 31, 2018 on PCBB stock.  Adjustments to the carrying value of PCBB stock during the year 2018 were based on observable activity in the stock.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company has issued various representations and warranties associated with the sale of loans.  These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale.  The Company did not experience losses during the years ended December 31, 2018, 2017, or 2016 regarding these representations and warranties.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company had two foreclosed residential real estate properties recorded at December 31, 2018, as a result of obtaining physical possession of the property.  At December 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $111,000.

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

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually or more frequently if events and circumstances exist which indicate that an impairment test should be performed.  The Company selected December 31, 2018 as the date to perform the annual impairment test for 2018.    Goodwill is the only intangible asset with an indefinite life on our balance sheet.  There was no impairment recognized for the years ended December 31, 2018, 2017, and 2016.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  The Company’s other intangible assets consist solely of core deposit intangible assets (CDI’s) arising from the acquisitions of Santa Clara Valley Bank, Coast National Bank, a Citizen’s Business Bank Porterville branch deposit portfolio, Ojai Community Bank, the Woodlake Branch of Citizen’s Business Bank and the Lompoc branch of Santa Maria Community Bank.  All of the CDI’s are being amortized on a straight line basis over eight years, except for the Citizen’s Business Bank Porterville branch deposit portfolio which is being amortized on a straightline basis over five years.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  We have determined that as of December 31, 2018 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

Stock-Based Compensation

At December 31, 2018, the Company had one stock-based compensation plan, the Sierra Bancorp 2017 Stock Incentive Plan (the “2017 Plan”), which was adopted by the Company’s Board of Directors on March 16, 2017 and approved by the Company’s shareholders on May 24, 2017.  The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007” Plan), which expired by its own terms on March 15, 2017.  Options to purchase shares granted under the 2007 Plan that remained outstanding were unaffected by that plan’s termination.  The 2017 Plan covers 850,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. We have not issued, nor do we currently have plans to issue, restricted stock awards.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

U.S. Treasury yield curve in effect at the time of the grant.  The fair value of each option is estimated on the date of grant using the following assumptions:

	Years Ended December 31,
	2018	2017	2016
Dividend yield	2.12%	1.70%	2.55%
Expected Volatility	26.26%	26.47%	24.62%
Risk-free interest rate	2.38%	1.92%	1.14%
Expected option life	5.3 years	5.0 years	5.0 years

Recent Accounting Pronouncements

In May 2014 the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606).  This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (“IASB”) to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets.  The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Qualitative and quantitative information is required with regard to contracts with customers, as well as for significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The guidance does not apply to revenue associated with financial instruments such as loans and investments, which is accounted for under other provisions of GAAP.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, and the Company thus adopted ASU 2014-09 on January 1, 2018 utilizing the modified retrospective approach.  The Company’s primary source of revenue is derived from income on financial instruments, which is not impacted by the guidance in ASU 2014-09.  Furthermore, the Company evaluated the nature of its non-interest income, and determined that for income associated with customer contracts transaction prices are typically fixed and performance obligations are satisfied as services are rendered.  Therefore, there is little or no judgment involved in the timing of revenue recognition under contracts within the scope of ASU 2014-09, and there was no impact on our financial statements upon the adoption of ASU 2014-09.  Please see Note 23 to the consolidated financial statements for more detailed disclosure information.

In January 2016 the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  Among other things, the guidance in this ASU (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

financial statements, and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities.  This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, except for the amendment related to equity securities without readily determinable fair values which should be applied prospectively to equity investments that exist as of the date of adoption.  The Company adopted ASU 2016-01 effective January 1, 2018, and recorded an increase in equity securities without readily determinable values and non-interest revenue for $1,183,000.  In accordance with (iv) above, the Company measured the fair value of its loan portfolio at December 31, 2018 using an exit price notion.  See Note 19 Fair Value.

In February 25, 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842).  The new standard is being issued to increase the transparency and comparability around lease obligations.  Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has several lease agreements, including 21 branch locations,  one administrative office and three offsite ATM locations which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. Effective January 1, 2019 the Company adopted ASU 2016-02 recording a right of use asset and a corresponding lease liability for $10,300,000.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative.  ASU 2016-09 became effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  Accordingly, the Company adopted ASU 2016-09 effective January 1, 2017.  Prior guidance dictated that as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) were to be recorded in equity, and tax deficiencies (“shortfalls”) were to be recorded in equity to the extent of previous windfalls and then to the income statement.  ASU 2016-09 reduced some of the administrative complexities by eliminating the need to track a windfall “pool,” but it increases the volatility of income tax expense.  ASU 2016-09 also removed the requirement to delay recognition of a windfall tax benefit until such time as it reduces current taxes payable.  Under this guidance, the benefit is recorded when it arises, subject to normal valuation allowance considerations.  This change was applied by us on a modified retrospective basis, as required, with a cumulative-effect adjustment to opening retained earnings.  Furthermore, all tax-related cash flows resulting from share-based payments are now reported as operating activities on the statement of cash flows, a change from the previous requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities.  However, cash paid by an employer when directly withholding shares for tax withholding purposes is classified as a financing activity.  Pursuant to the guidance, entities were permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards.  Forfeitures can be estimated in advance, as required previously, or recognized as they occur.  Estimates are still required in certain circumstances, such as when an award is modified or a replacement award is issued in a business combination.  If elected, the change to recognize forfeitures when they occur would have been adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.  We did not elect to recognize forfeitures as they occur, and continue to estimate potential forfeitures in advance.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

determine its potential impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2017 the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.  The amendments in this update shorten the amortization period for certain callable debt securities held at a premium, by requiring the premium to be amortized to the earliest call date.  Under current guidance, the premium on a callable debt security is generally amortized as an adjustment to yield over the contractual life of the instrument, and any unamortized premium is recorded as a loss in earnings upon the debtor’s exercise of a call provision.  Under ASU 2017-08, because the premium will be amortized to the earliest call date, entities will no longer recognize a loss in earnings if a debt security is called prior to the contractual maturity date.  The amendments do not require an accounting change for securities held at a discount; discounts will continue to be amortized as an adjustment to yield over the contractual life of the debt instrument.  ASU 2017-08 is effective for public business entities, including the Company, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period.  If an entity early adopts in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period.  To apply ASU 2017-08, entities must use a modified retrospective approach, with the cumulative-effect adjustment recognized to retained earnings at the beginning of the period of adoption.  Entities are also required to provide disclosures about a change in accounting principle in the period of adoption.  The Company adopted  ASU 2017-08 effective January 1, 2019 with no material impact on our financial statements or operations.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

In August 2018 the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, as part of its disclosure framework project.  Pursuant to this guidance, disclosures that will no longer be required include the following:  transfers between Level 1 and Level 2 of the fair value hierarchy; transfers in and out of Level 3 for nonpublic entities, as well as purchases and issuances and the Level 3 roll forward; a company’s policy for determining when transfers between any of the three levels have occurred; the valuation processes used for Level 3 measurements; and, the changes in unrealized gains or losses presented in earnings for Level 3 instruments held at the balance sheet date for nonpublic entities.  The following are additional disclosure requirements:  for public entities, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 instruments held at the balance sheet date; for public entities, the range and weighted average of significant unobservable inputs used for Level 3 measurements, although for certain unobservable inputs the entity will be allowed to disclose other quantitative information in place of the weighted average to the extent that it would be a more reasonable and rational method to reflect the distribution of unobservable inputs; for nonpublic entities, some form of quantitative information about significant unobservable inputs used in Level 3 fair value measurements; and, for certain investments in entities that calculate the net asset value, disclosures will be required about the timing of liquidation and redemption restrictions lapsing if the latter has been communicated to the reporting entity.  The guidance also clarifies that the Level 3 measurement uncertainty disclosure should communicate information about the uncertainty at the balance sheet date.  ASU 2018-13 is effective for all entities in fiscal years beginning after December 15, 2019, including interim periods.  Early adoption is permitted.  In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date

3.	SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of the securities available-for-sale are as follows (dollars in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$15,553	$12	$(353)	$15,212
Mortgage-backed securities	414,208	398	(9,873)	404,733
State and political subdivisions	140,181	1,206	(853)	140,534
Total securities	$569,942	$1,616	$(11,079)	$560,479

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$21,524	$70	$(268)	$21,326
Mortgage-backed securities	399,203	816	(6,217)	393,802
State and political subdivisions	140,909	2,673	(381)	143,201
Total securities	$561,636	$3,559	$(6,866)	$558,329

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For the years ended December 31, 2018, 2017, and 2016, proceeds from sales of securities available-for-sale were $6.8 million, $45.7 million, and $21.5 million, respectively.  Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of securities for the years ended were as follows (dollars in thousands):

	December 31,
	2018	2017	2016
Gross gains on sales and calls of securities	$21	$1,024	$261
Gross losses on sales and calls of securities	(19)	(524)	(38)
Net gains on sales and calls of securities	$2	$500	$223

The Company has reviewed all sectors and securities in the portfolio for impairment.  During the year ended December 31, 2018 the Company realized gains through earnings from the sale and call of 11 debt securities for $21,000. The securities were sold with 8 other debt securities, for which a $19,000 loss was realized, to improve the structure of the portfolio at year end. During the year ended December 31, 2017, the Company realized gains through earnings from the sale and call of 25 debt securities for $106,000 and one equity position for $918,000.  The securities were sold with 59 other debt securities, for which a $524,000 loss was realized, to raise liquidity at year-end.

At December 31, 2018 and 2017, the Company had 552 and 396 securities with unrealized gross losses, respectively.  Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2018
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(54)	$2,815	$(299)	$10,764
Mortgage-backed securities	(717)	69,686	(9,156)	273,230
State and political subdivisions	(249)	33,864	(604)	22,213
Total	$(1,020)	$106,365	$(10,059)	$306,207

	December 31, 2017
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(79)	$8,154	$(189)	$7,100
Mortgage-backed securities	(2,420)	188,885	(3,797)	158,344
State and political subdivisions	(89)	16,218	(292)	11,562
Total	$(2,588)	$213,257	$(4,278)	$177,006

The Company has concluded as of December 31, 2018 that all remaining securities, currently in an unrealized loss position, are not other-than-temporarily-impaired.  This assessment was based on the following factors: 1) the Company has the ability to hold the securities, 2) the Company does not intend to sell the securities, 3) the Company does not anticipate it will be required to sell the securities before recovery, 4) and the Company expects to eventually recover the entire amortized cost basis of the securities.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2018 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties (dollars in thousands):

	Amortized Cost	Fair Value
Maturing within one year	$7,726	$7,789
Maturing after one year through five years	199,840	195,519
Maturing after five years through ten years	47,802	47,661
Maturing after ten years	83,606	83,444

Securities not due at a single maturity date:
U.S. government agencies collateralized by mortgage obligations	230,968	226,066
	$569,942	$560,479

Securities available-for-sale with amortized costs totaling $222,548,000 and estimated fair values totaling $217,421,000 were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2018 (see Note 9).

Securities available-for-sale with amortized costs totaling $183,941,000 and estimated fair values totaling $182,717,000 were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2017 (see Note 9).

At December 31, 2018, the Company’s investment portfolio included securities issued by 255 different government municipalities and agencies located within 29 states with a fair value of $140,533,000.  The largest exposure to any single municipality or agency was $2.5 million (fair value) in six bonds issued for the renovation, modernization and construction of various school facilities by the Lindsay Unified School District, to be repaid by future tax revenues.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations (dollars in thousands):

	December 31, 2018		December 31, 2017
General obligation bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Issuance:
Texas	$36,331	$36,199	$32,824	$33,184
California	26,928	27,357	27,205	28,027
Washington	16,036	16,062	13,282	13,524
Ohio	8,639	8,601	9,917	9,978
Illinois	6,827	6,838	8,822	8,925
Oregon	4,152	4,115	4,249	4,282
Nevada	3,287	3,345	3,306	3,438
Other (20 and 19 states, respectively)	14,091	14,116	17,036	17,251
Total general obligation bonds	116,291	116,633	116,641	118,609

Revenue bonds
State of Issuance:
Texas	7,526	7,506	7,088	7,172
Utah	5,364	5,353	5,397	5,454
Indiana	2,641	2,654	2,664	2,721
Washington	1,751	1,780	1,764	1,811
Virginia	1,341	1,315	1,613	1,626
Other (11 and 12 states, respectively)	5,267	5,293	5,742	5,808
Total revenue bonds	23,890	23,901	24,268	24,592
Total obligations of states and political subdivisions	$140,181	$140,534	$140,909	$143,201

The following table summarizes the amortized cost and fair value of revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the revenue source of repayment for our largest source concentrations (dollars in thousands):

	December 31, 2018		December 31, 2017
Revenue bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Revenue Source:
Water	$6,942	$6,946	$5,160	$5,230
College & university	2,583	2,604	3,649	3,715
Sales tax	2,932	2,901	4,375	4,417
Lease	2,053	2,068	3,657	3,706
Electric & power	1,027	1,047	2,076	2,116
Other (12 and 14 sources, respectively)	8,353	8,335	5,351	5,408
Total revenue bonds	$23,890	$23,901	$24,268	$24,592

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2018	2017
Real estate:
Secured by commercial and professional office properties, including construction and development	$848,691	$701,658
Secured by residential properties	453,698	384,542
Secured by farm land	151,541	140,516
Total real estate loans	1,453,930	1,226,716
Agricultural	49,103	46,796
Commercial and industrial	128,220	135,662
Mortgage warehouse lines	91,813	138,020
Consumer	8,862	10,626
Total loans	1,731,928	1,557,820
Deferred loan and lease origination cost, net	2,602	2,774
Allowance for loan and lease losses	(9,750)	(9,043)
Loans, net	$1,724,780	$1,551,551

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Credit quality classifications as of December 31, 2018 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$105,676	$—	$—	$—	$105,676
Other construction/land	108,304	231	—	488	109,023
1-4 family - closed-end	230,022	1,861	1,310	3,632	236,825
Equity lines	49,346	2,194	64	4,716	56,320
Multi-family residential	54,504	—	—	373	54,877
Commercial real estate owner occupied	292,886	4,192	3,021	1,225	301,324
Commercial real estate non-owner occupied	429,835	2,730	4,354	1,425	438,344
Farmland	148,680	1,073	146	1,642	151,541
Total real estate	1,419,253	12,281	8,895	13,501	1,453,930
Agricultural	48,517	580	—	6	49,103
Commercial and industrial	110,413	15,686	377	1,744	128,220
Mortgage warehouse lines	91,813	—	—	—	91,813
Consumer loans	7,851	151	39	821	8,862
Total gross loans and leases	$1,677,847	$28,698	$9,311	$16,072	$1,731,928

Credit quality classifications as of December 31, 2017 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$74,256	$—	$—	$—	$74,256
Other construction/land	57,421	807	—	551	58,779
1-4 family - closed-end	197,309	1,534	1,204	4,719	204,766
Equity lines	53,825	3,620	521	4,624	62,590
Multi-family residential	42,539	—	—	391	42,930
Commercial real estate owner occupied	255,228	4,586	2,715	918	263,447
Commercial real estate non-owner occupied	369,801	4,923	3,132	1,576	379,432
Farmland	138,732	984	507	293	140,516
Total real estate	1,189,111	16,454	8,079	13,072	1,226,716
Agricultural	46,182	614	—	-	46,796
Commercial and industrial	108,609	24,008	981	2,064	135,662
Mortgage warehouse lines	138,020	—	—	—	138,020
Consumer loans	9,067	210	72	1,277	10,626
Total gross loans and leases	$1,490,989	$41,286	$9,132	$16,413	$1,557,820

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans and impairment method by portfolio segment for each of the years ending December 31, 2018, 2017, and 2016 (dollars in thousands):

			Commercial and
	Real Estate	Agricultural	Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Balance, December 31, 2015	$4,783	$722	$2,533	$1,263	$1,122	$10,423
Charge-offs	(962)	—	(344)	(1,905)	—	(3,211)
Recoveries	983	14	477	1,015	—	2,489
Provision	(1,256)	(527)	1,613	835	(665)	—
Balance, December 31, 2016	3,548	209	4,279	1,208	457	9,701
Charge-offs	(101)	(154)	(669)	(2,161)	—	(3,085)
Recoveries	2,235	5	310	1,017	—	3,567
Provision	(896)	148	(1,148)	1,167	(411)	(1,140)
Balance, December 31, 2017	4,786	208	2,772	1,231	46	9,043
Charge-offs	(2,474)	—	(608)	(2,226)	—	(5,308)
Recoveries	374	23	148	1,120	—	1,665
Provision	3,145	25	82	1,114	(16)	4,350
Balance, December 31, 2018	$5,831	$256	$2,394	$1,239	$30	$9,750

Loans evaluated for impairment:

	December 31, 2018		December 31, 2017		December 31, 2016
	Individually	Collectively	Individually	Collectively	Individually	Collectively
Real estate	$13,501	$1,440,429	$13,072	$1,213,644	$16,569	$900,928
Agricultural	6	49,097	—	46,796	89	46,140
Commercial and industrial (1)	1,744	218,289	2,064	271,618	2,273	284,367
Consumer	821	8,041	1,277	9,349	1,662	10,503
Total loans	$16,072	$1,715,856	$16,413	$1,541,407	$20,593	$1,241,938

(1)	Includes mortgage warehouse lines

Reserves based on method of evaluation for impairment:

	December 31, 2018		December 31, 2017		December 31, 2016
	Specific	General	Specific	General	Specific	General
Real estate	$937	$4,894	$728	$4,058	$488	$3,059
Agricultural	2	254	—	208	24	185
Commercial and industrial (1)	918	1,476	188	2,584	608	3,671
Consumer	151	1,088	237	994	287	922
Unallocated	—	30	—	46	—	457
Total loan loss reserves	$2,008	$7,742	$1,153	$7,890	$1,407	$8,294

(1)	Includes mortgage warehouse lines

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables present the recorded investment in nonaccrual loans and loans past due over 30 days as of December 31, 2018 and December 31, 2017 (dollars in thousands, except footnotes):

December 31, 2018	30-59 Days	60-89 Days	90 Days Or More Past			Total Financing	Non-Accrual
	Past Due	Past Due	Due(2)	Total Past Due	Current	Receivables	Loans(1)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$105,676	$105,676	$—
Other construction/land	210	—	27	237	108,786	109,023	82
1-4 family - closed-end	319	—	775	1,094	235,731	236,825	799
Equity lines	1,471	—	57	1,528	54,792	56,320	408
Multi-family residential	—	—	—	—	54,877	54,877	—
Commercial real estate owner occupied	183	—	102	285	301,039	301,324	605
Commercial real estate non-owner occupied	49	—	—	49	438,295	438,344	49
Farmland	1,555	—	—	1,555	149,986	151,541	1,642
Total real estate loans	3,787	—	961	4,748	1,449,182	1,453,930	3,585

Agricultural	—	—	—	—	49,103	49,103	—
Commercial and industrial	1,567	83	886	2,536	125,684	128,220	1,425
Mortgage warehouse lines	—	—	—	—	91,813	91,813	-
Consumer loans	95	45	56	196	8,666	8,862	146
Total gross loans and leases	$5,449	$128	$1,903	$7,480	$1,724,448	$1,731,928	$5,156
(1)	Included in Total Financing Receivables
(2)	As of December 31, 2018 there were no loans over 90 days past due and still accruing .

December 31, 2017	30-59 Days	60-89 Days	90 Days Or More Past			Total Financing	Non-Accrual
	Past Due	Past Due	Due(2)	Total Past Due	Current	Receivables	Loans(1)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$74,256	$74,256	$—
Other construction/land	20	—	—	20	58,759	58,779	77
1-4 family - closed-end	125	—	895	1,020	203,746	204,766	871
Equity lines	466	—	203	669	61,921	62,590	922
Multi-family residential	—	—	—	—	42,930	42,930	—
Commercial real estate owner occupied	1,270	—	—	1,270	262,177	263,447	236
Commercial real estate non-owner occupied	—	—	—	—	379,432	379,432	123
Farmland	—	—	—	—	140,516	140,516	293
Total real estate loans	1,881	—	1,098	2,979	1,223,737	1,226,716	2,522

Agricultural	—	—	—	-	46,796	46,796	—
Commercial and industrial	730	496	1,172	2,398	133,264	135,662	1,301
Mortgage warehouse lines	—	—	—	—	138,020	138,020	—
Consumer loans	157	64	46	267	10,359	10,626	140
Total gross loans and leases	$2,768	$560	$2,316	$5,644	$1,552,176	$1,557,820	$3,963
(1)	Included in Total Financing Receivables
(2)	As of December 31, 2017 there were no loans over 90 days past due and still accruing.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Individually impaired loans as of December 31, 2018 and December 31, 2017 were as follows (dollars in thousands):

	December 31, 2018
	Unpaid Principal	Recorded		Average Recorded	Interest Income
	Balance(1)	Investment(2)	Related Allowance	Investment	Recognized(3)
With an Allowance Recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	593	438	44	648	40
1-4 family - closed-end	3,325	3,325	75	3,182	175
Equity lines	4,603	4,550	656	4,368	206
Multifamily residential	373	373	25	359	20
Commercial real estate - owner occupied	842	723	135	740	40
Commercial real estate - non-owner occupied	1,572	1,425	3	1,644	107
Farmland	—	—	—	—	—
Total real estate	11,308	10,834	938	10,941	588
Agricultural	6	6	1	6	—
Commercial and industrial	1,724	1,534	918	1,965	40
Consumer loans	813	764	151	909	61
	13,851	13,138	2,008	13,821	689
With no Related Allowance Recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	54	50	—	58	—
1-4 family - closed-end	357	307	—	375	3
Equity lines	224	166	—	221	—
Multifamily residential	—	—	—	—	—
Commercial real estate - owner occupied	502	502	—	478	—
Commercial real estate - non-owner occupied	—	—	—	—	—
Farmland	1,642	1,642	—	1,538	—
Total real estate	2,779	2,667	—	2,670	3
Agricultural	—	—	—	—	—
Commercial and industrial	238	211	—	838	—
Consumer loans	182	56	—	273	1
	3,199	2,934	—	3,781	4
Total	$17,050	$16,072	$2,008	$17,602	$693

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

Included in loans above are troubled debt restructurings that were classified as impaired.  The Company had $602,000 and $908,000 in commercial loans, $10,630,000 and $11,410,000 in real estate secured loans and $705,000 and $1,158,000 in consumer loans, which were modified as troubled debt restructurings and consequently classified as impaired at December 31, 2018 and 2017, respectively.

Additional commitments to existing customers with restructured loans totaled $1,834,000 and $1,831,000 at December 31, 2018 and 2017, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest income recognized on impaired loans was $693,000, $784,000, and $1,041,000, for the years ended December 31, 2018, 2017, and 2016, respectively. There was no interest income recognized on a cash basis on impaired loans for the years ended December 31, 2018, 2017, and 2016, respectively.

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Interest that would have been recorded under
the loans’ original terms	$484	$361	$478
Less gross interest recorded	167	103	158
Foregone interest	$317	$258	$320

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 9). These loans totaled $804,705,000 and $693,531,000 at December 31, 2018 and 2017, respectively.

Salaries and employee benefits totaling $4,173,000, $3,854,000, and $3,430,000, have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2018, 2017, and 2016, respectively.

During the periods ended December 31, 2018 and 2017, the terms of certain loans were modified as troubled debt restructurings.  Types of modifications applied to these loans include a reduction of the stated interest rate, a modification of term, an agreement to collect only interest rather than principal and interest for a specified period, or any combination thereof.

The following tables present troubled debt restructurings by type of modification during the period ending December 31, 2018 and December 31, 2017 (dollars in thousands):

December 31, 2018	Rate	Term	Interest Only	Rate & Term
	Modification	Modification	Modification	Modification	Total
Troubled debt restructurings
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	460	504	—	964
Multi-family residential	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	460	504	—	964

Agricultural	—	7	—	—	7
Commercial and industrial	—	73	25	225	323
Consumer loans	—	—	10	—	10
	$—	$540	$539	$225	$1,304

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

December 31, 2017	Rate	Term	Interest Only	Rate & Term
	Modification	Modification	Modification	Modification	Total
Troubled debt restructurings
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	340	340
Equity lines	—	643	—	96	739
Multi-family residential	—	—	—	—	—
Commercial real estate owner occupied	—	529	—	—	529
Commercial real estate non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	1,172	—	436	1,608

Agricultural	—	—	—	—	—
Commercial and industrial	—	15	—	—	15
Consumer loans	—	7	—	—	7
	$—	$1,194	$—	$436	$1,630

The following tables present loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2018 and December 31, 2017 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
		Recorded	Recorded	Reserve
December 31, 2018	Number of Loans	Investment	Investment	Difference(1)
Real estate:
Other construction/land	0	$—	$—	$—
1-4 family - closed-end	0	—	—	—
Equity lines	8	964	964	4
Multi-family residential	0	—	—	—
Commercial real estate - owner occupied	0	—	—	—
Commercial real estate - non-owner occupied	0	—	—	—
Farmland	0	—	—	—
Total real estate loans		964	964	4

Agricultural	1	7	7	2
Commercial and industrial	4	323	323	—
Consumer loans	1	10	10	—
		$1,304	$1,304	$6

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

In the tables above, there were no TDRs that subsequently defaulted necessitating an increase in the allowance for loan and lease losses for the years ended December 31, 2018 and 2017.  The total allowance for loan and lease losses specifically allocated to the balances that were classified as TDRs during the year ended December 31, 2018 and 2017 is $1,048,000 and $957,000, respectively.

Loan Servicing

The Company originates mortgage loans for sale to investors.  During the years ended December 31, 2018, 2017, and 2016, all mortgage loans that were sold by the Company were sold without retention of related servicing.  The Company’s servicing portfolio at December 31, 2018, 2017, and 2016 totaled $-0-, $-0-, and $72,000, respectively.

Purchased Credit Impaired Loans

As part of the acquisitions described in Note 21 Business Combinations, the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it was probable at acquisition that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those loans are as follows (dollars in thousands):

	December 31, 2018
	Unpaid Principal Balance	Carrying Value
Real estate secured	$103	$—
Commercial and industrial	—	—
Consumer	—	—
Total purchased credit impaired loans	$103	$—

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	December 31, 2017
	Unpaid Principal Balance	Carrying Value
Real estate secured	$148	$17
Commercial and industrial	—	—
Consumer	—	—
Total purchased credit impaired loans	$148	$17

For those purchased credit impaired loans disclosed above, the Company had   increased  the allowance for loan losses by $-0-, $-0-, and  $58,000 during 2018, 2017 and 2016.  There is no accretable yield, or income expected to be collected on these purchased credit impaired loans.  During the years ended December 31, 2018 and 2017, there were no purchased credit impaired loans acquired.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,
	2018	2017
Land	$5,751	$5,261
Buildings and improvements	21,579	20,255
Furniture, fixtures and equipment	18,958	18,899
Leasehold improvements	15,023	15,013
	61,311	59,428

Less accumulated depreciation and amortization	32,712	30,375
Construction in progress	901	335
	$29,500	$29,388

Depreciation and amortization included in occupancy and equipment expense totaled $2,995,000, $2,852,000, and $2,524,000, for the years ended December 31, 2018, 2017, and 2016, respectively.

Operating Leases

The Company leases certain of its properties under non-cancelable operating leases.  Rental expense included in occupancy and equipment expense totaled $2,257,000, $2,482,000, and $1,623,000 and for the years ended December 31, 2018, 2017, and 2016, respectively.

Rent commitments, before considering renewal options that generally are present, were as follows (dollars in thousands):

Year Ending December 31,
2019	$2,190
2020	2,204
2021	1,993
2022	1,558
2023	1,119
Thereafter	3,939
$13,003

The Company generally has options to renew its properties facilities after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the year is as follows (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at January 1	$27,357	$8,268	$6,908
Acquired goodwill	—	19,089	1,360
Impairment	—	—	—
Balance at December 31	$27,357	$27,357	$8,268

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  Bank of the Sierra (the “Bank”) is the only subsidiary of the Company that meets the materiality criteria necessary to be deemed an operating segment, and because the Company exists primarily for the purpose of holding the stock of the Bank we have determined that only one unified operating segment (the consolidated Company) exists.   At December 31, 2018, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end (dollars in thousands):

	Years Ended December 31,
	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$8,401	$1,946	$7,160	$926

Aggregate amortization expense was $1,020,000, $508,000, and $272,000 for 2018, 2017, and 2016.

Estimated amortization expense for each of the next five years and thereafter (dollars in thousands):

2019	$1,074
2020	1,074
2021	1,032
2022	1,000
2023	876
Thereafter	$1,399
$6,455

7.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2018	2017
Accrued interest receivable	$8,587	$7,682
Deferred tax assets	8,654	6,527
Investment in qualified affordable housing projects	5,905	8,440
Investment in limited partnerships	3,049	3,138
Federal Home Loan Bank stock, at cost	9,894	9,594
Other	14,475	9,332
	$50,564	$44,713

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits.  The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment.  The Company had $1,958,000 in remaining capital commitments to these partnerships at December 31, 2018.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet.  These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(“FHLB”). The largest of these is the Company’s $9,894,000 investment in FHLB stock, carried at cost.  Quarterly, the FHLB evaluates and adjusts the Company’s minimum stock requirement based on the Company’s borrowing activity and membership requirements.  Any stock deemed in excess is automatically repurchased by the FHLB at cost.
8.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2018	2017
Interest bearing demand deposits	$101,243	$118,533
NOW	434,483	405,057
Savings	283,953	283,126
Money market	123,807	171,611
Time, under $250,000	262,901	175,336
Time, $250,000 or more	247,426	199,289
	$1,453,813	$1,352,952

Aggregate annual maturities of time deposits were as follows (dollars in thousands):

Year Ending December 31,
2019	$499,067
2020	6,565
2021	2,402
2022	998
2023	534
Thereafter	761
$510,327

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Interest bearing demand deposits	$364	$417	$399
NOW	478	427	361
Savings	314	258	229
Money market	146	157	80
CDAR's	—	—	4
Time deposits	5,653	2,503	1,101
Brokered Deposits	305	—	—
	$7,260	$3,762	$2,174

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	OTHER BORROWING ARRANGEMENTS

At year end, short-term borrowings consisted of the following (dollars in thousands):

	2018					2017
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$14,332	$16,359	.40%	$17,672	.40%	$8,514	$8,150	.40%	$11,409	.40%
Overnight federal home loan bank advances	8,967	56,100	2.19%	56,100	2.43%	7,074	21,900	.82%	55,000	.82%
Fed funds purchased	22	—	—	850	—	166	—	0.60%	5,500	—
	$23,321	$72,459		$74,622		$15,754	$30,050		$71,909

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $724,210,000 of first mortgage loans under a blanket lien arrangement at year end 2018.  Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to the total of $538,146,000 at year-end 2018, with a remaining borrowing capacity of $464,179,000 if sufficient additional collateral was pledged.

The Company had no borrowings at December 31, 2018 and 2017, respectively from the FRB. The Company was eligible to borrow up to $64,230,000 at year end 2018, which was collateralized by $80,496,000 in first mortgage loans under a blanket lien arrangement.

The Company had no long-term borrowings at December 31, 2018 and 2017, respectively.

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $80,000,000   at December 31, 2018 and 2017, respectively, at interest rates which vary with market conditions.  There was $0 outstanding under these lines of credit at December 31, 2018 and December 31, 2017, respectively.

10.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Federal:
Current	$5,780	$8,456	$11,517
Effect of tax act	—	2,710	—
Deferred	179	(828)	(5,325)
	5,959	10,338	6,192
State:
Current	3,819	3,604	3,396
Deferred	129	(302)	(788)
	3,948	3,302	2,608
	$9,907	$13,640	$8,800

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,882	$2,777
Foreclosed assets	704	868
Deferred compensation	3,538	3,498
Accrued reserves	421	416
Non accrual loans	205	190
Net operating loss carryforward	2,131	2,354
Net unrealized loss on securities available-for-sale	2,798	978
Other	3,510	3,850
Total deferred tax assets	16,189	14,931
Deferred tax liabilities:
Premises and equipment	(833)	(1,301)
Deferred loan costs	(2,656)	(2,344)
Other	(4,046)	(4,759)
Total deferred tax liabilities	(7,535)	(8,404)
Net deferred tax assets	$8,654	$6,527

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”).  Amont other changes, the Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%.  For the year ended December 31, 2017, the Company  recorded an income tax expense of $2.7 million related to the remeasurement of federal net deferred tax assets resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%.

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes.  The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax expense at federal statutory rate	$8,313	$11,613	$9,228
Increase (decrease) resulting from:
State franchise tax expense, net of federal tax effect	3,390	2,363	1,705
Tax exempt municipal income	(852)	(1,299)	(1,053)
Affordable housing tax credits	(632)	(711)	(685)
Effect of the tax act	—	2,710	—
Excess tax benefit of stock-based compensation	(177)	(248)	—
Other	(135)	(788)	(395)
	9,907	13,640	8,800
Effective tax rate	25.0%	41.1%	33.4%

The Company is subject to federal income tax and income tax of the state of California.  Our federal income tax returns for the years ended December 31, 2015, 2016 and 2017 are open to audit by the federal authorities and our California state tax returns for the years ended December 31,  2014, 2015, 2016 and 2017 are open to audit by the state authorities.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has net operating loss carry forwards of approximately $7,041,000 for federal income and approximately $7,623,000 for California franchise tax purposes.  Net operating loss carry forwards, to the extent not used will begin to expire in 2030. Net operating loss carry forwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carry forward amounts noted above.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2018, 2017, and 2016, respectively.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

11.	SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2018, all $34,767,000 of the Company’s trust preferred securities qualified as Tier 1 capital.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000.  The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing and payment terms as the TRUPS II.  The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II.  Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 5.54% (based on 3-month LIBOR plus 2.75%), with re-pricing and payments due quarterly.

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

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000.  The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III.  The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III.  Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 4.22% (based on 3-month LIBOR plus 1.40%), with repricing and payments due quarterly.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

During the third quarter of 2016, the Company acquired Coast Bancorp Statutory Trust II, which had issued 7,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS IV), with a liquidation value of $1,000 per security, for gross proceeds of $7,000,000.  The entire proceeds of the issuance were invested by Trust IV in $7,217,000 of Subordinated Debentures issued by Coast Bancorp with identical maturity, re-pricing and payment terms as the TRUPS IV.  The Subordinated Debentures, purchased by Trust IV, represent the sole assets of the Trust IV.  Those Subordinated Debentures mature on December 15, 2037, bear a current interest rate of 4.29% (based on 3-month LIBOR plus 1.50%), with re-pricing and payments due quarterly.

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

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $95,446,000.  An $90,000,000 letter of credit is pledged to secure public deposits at December 31, 2018 and a $5,446,000 standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash.  Reserve balances maintained at the Federal Reserve Bank by the Company  were $2,674,000 and $-0- at December 31, 2018 and 2017, respectively.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

The following financial instruments represent off‑balance‑sheet credit risk (dollars in thousands):

	December 31,
	2018	2017
Fixed-rate commitments to extend credit	$96,648	$89,842
Variable-rate commitments to extend credit	$685,339	$601,870
Standby letters of credit	$8,966	$9,168

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

Concentration in Real Estate Lending

At December 31, 2018, in management’s judgment the Company had, a concentration of loans secured by real estate.  At that date, approximately 84% of the Company’s loans were real estate related.  Balances secured by commercial buildings and construction and development loans represented 58% of all real estate loans, while loans secured by non-construction residential properties accounted for 31%, and loans secured by farmland were 10% of real estate loans.  Although management believes the loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

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

Share Repurchase Plan

At December 31, 2018, the Company had a stock repurchase plan which has no expiration date.  During the year ended December 31, 2018, the Company did not repurchase any   shares.  The total number of shares available for repurchase at December 31, 2018 was 478,954.  Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Basic Earnings Per Share
Net income (dollars in thousands)	$29,677	$19,539	$17,567
Weighted average shares outstanding	15,261,794	14,172,196	13,530,293
Basic earnings per share	$1.94	$1.38	$1.30

Diluted Earnings Per Share
Net income (dollars in thousands)	$29,677	$19,539	$17,567
Weighted average shares outstanding	15,261,794	14,172,196	13,530,293
Effect of dilutive stock options	170,326	185,586	121,511
Weighted average shares outstanding	15,432,120	14,357,782	13,651,804
Diluted earnings per share	$1.92	$1.36	$1.29

Stock options for 157,532, 90,000, and 466,520 shares of common stock were not considered in computing diluted earnings per common share for 2018, 2017, and 2016, respectively, because they were antidilutive.

Stock Options

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017 pursuant to the approval of the Company’s shareholders.  The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017.  Options to purchase 370,020 shares that were granted under the 2007 Plan were still outstanding as of December 31, 2018, and remain unaffected by that plan’s expiration.  The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of December 31, 2018 was 767,000.

All options granted under the 2017 and 2007 Plans have been or will be granted at an exercise price of not less than 100% of the fair market value of the stock on the date of grant, exercisable in installments as provided in individual stock option agreements.  In the event of a “Change in Control” as defined in the Plans, all outstanding options shall become exercisable in full (subject to certain notification requirements), and shall terminate if not exercised within a specified period of time unless such options are assumed by the successor corporation or substitute options are granted.  Options also terminate in the event an optionee ceases to be employed by or to serve as a director of the Company or its subsidiaries, and the vested portion thereof must be exercised within a specified period  after such cessation of employment or service.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the Company’s stock option activity follows (shares in thousands, except exercise price):

	2018			2017		2016
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding,
beginning of year	455	$16.33		467	$14.12	500	$14.83
Exercised	(77)	$14.67		(70)	$12.42	(49)	$11.16
Granted	84	$27.35		91	$28.21	71	$17.25
Canceled	(9)	$26.73		(33)	$26.41	(55)	$27.17
Outstanding, end of year	453	$18.45	$3,009	455	$16.33	467	$14.12
Exercisable, end of year (2)	330	$15.77	$2,868	400	$15.57	412	$13.99

(1)

The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would  have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount changes based on changes in the market value of the Company's stock.

(2)	The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2018 was 5.90 years and 4.91 years, respectively.

Information related to stock options during each year follows:

	2018	2017	2016
Weighted-average grant-date fair value per share	$5.94	$6.13	$2.85
Total intrinsic value of stock options exercised	$988,000	$1,042,000	$407,000
Total fair value of stock options vested	$55,000	$494,000	$269,000

Cash received from the exercise of 77,100 shares was $1,131,000 for the period ended December 31, 2018 with a related tax benefit of $264,000.

The Company is using the Black-Scholes model to value stock options.  In accordance with U.S. GAAP, charges of $373,000, $476,000, and $188,000 are reflected in the Company’s income statements for the years ended December 31, 2018, 2017, and 2016, respectively, as pre-tax compensation and directors’ expense related to stock options.  The related tax benefit of these options is $227,000, $141,000, and $43,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2018 was $144,000, which will be recognized over a weighted average period of 1.6 years.

14.	REGULATORY MATTERS

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgements by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios.  The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019.  The capital conservation buffer for 2018 is 1.875%. The net unrealized loss on available for sale securities is not

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

included in computing regulatory capital.  Management believes as of December 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end December 31, 2018 and 2017, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

	2018		2017
	Capital Amount	Ratio	Capital Amount	Ratio
Leverage Ratio
Sierra Bancorp and subsidiary	$282,484	11.49%	$261,987	11.32%
Minimum requirement for "Well-Capitalized" institutions	122,962	5.0%	115,764	5.0%
Minimum regulatory requirement	98,370	4.0%	92,611	4.0%

Bank of the Sierra	$280,184	11.39%	$257,087	11.14%
Minimum requirement for "Well-Capitalized" institutions	140,092	5.0%	115,399	5.0%
Minimum regulatory requirement	98,364	4.0%	92,320	4.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	2018		2017
	Capital Amount	Ratio	Capital Amount	Ratio
Common Equity Tier 1 Capital Ratio
Sierra Bancorp and subsidiary	$247,717	12.61%	$227,399	12.84%
Minimum requirements for "Well-Capitalized" institutions	127,709	6.5%	115,149	6.5%
Minimum regulatory requirement	88,414	4.5%	79,718	4.5%

Bank of the Sierra	$280,184	14.25%	$257,085	14.51%
Minimum requirements for "Well-Capitalized" institutions	127,776	6.5%	115,141	6.5%
Minimum regulatory requirement	88,461	4.5%	79,713	4.5%

Tier 1 Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$282,484	14.38%	$261,987	14.79%
Minimum requirement for "Well-Capitalized" institutions	157,181	8.0%	141,722	8.0%
Minimum regulatory requirement	117,885	6.0%	106,291	6.0%

Bank of the Sierra	$280,184	14.25%	$257,085	14.51%
Minimum requirement for "Well-Capitalized" institutions	157,263	8.0%	141,712	8.0%
Minimum regulatory requirement	117,947	6.0%	106,284	6.0%

Total Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$292,618	14.89%	$271,364	15.32%
Minimum requirement for "Well-Capitalized" institutions	196,476	10.0%	177,152	10.0%
Minimum regulatory requirement	157,181	8.0%	141,722	8.0%

Bank of the Sierra	$290,318	14.77%	$266,463	15.04%
Minimum requirement for "Well-Capitalized" institutions	196,579	10.0%	177,140	10.0%
Minimum regulatory requirement	157,263	8.0%	141,712	8.0%

Under current rules of the Federal Reserve Board, qualified trust preferred securities are one of several “restricted” core capital elements which may be included in Tier 1 capital in an aggregate amount limited to 25% of all core capital elements, net of goodwill less any associated deferred tax liability.  Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital.  Since the Company had less than $15 billion in assets at December 31, 2018, under the Dodd-Frank Act the Company will be able to continue to include its existing trust preferred securities in Tier 1 Capital to the extent permitted by FRB guidelines.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Business Oversight, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year.  As of December 31, 2018, the maximum amount available for dividend distribution under this restriction was approximately $30,428,000.

15.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors.  The plans provide for annual benefits for up to fifteen years after retirement or death.  The benefit obligation under these plans totaled $5,229,000 and $5,150,000 and was fully accrued for the years ended December 31, 2018 and 2017, respectively.  The expense recognized under these arrangements totaled $375,000, $325,000 and $141,000 for the years ended December 31, 2018, 2017 and 2016, respectively.  Salary continuation benefits paid to former directors or executives of the Company or their beneficiaries totaled $296,000, $254,000 and $275,000 for the years ended December 31, 2018, 2017 and 2016. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans the Company has purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $41,561,000 and $40,588,000 at December 31, 2018 and 2017, respectively.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation.  The Company bears the costs for the plan’s administration and the interest earned on participant deferrals.  The related administrative expense was not material for the years ended December 31, 2018, 2017 and 2016.  In connection with this plan, life insurance policies with cash surrender values totaling $6,592,000 and $6,520,000 at December 31, 2018 and 2017, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund.  The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually.  The amount of the matching contribution was 75%, for the years ended December 31, 2018, 2017 and 2016.  The matching contribution is discretionary, vests over a period of five years from the participants’ hire date, and is subject to the approval of the Board of Directors.  The Company contributed $934,000, $745,000, and $623,000 to the Plan in 2018, 2017 and 2016, respectively.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Non-interest revenue also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Included in other income:
Amortization of limited partnerships	$(2,561)	$(961)	$(944)
Dividends on equity investments	961	761	1,007
Unrealized gains recognized on equity investments	1,183	—	—
Other	3,071	3,651	3,338
Total other non-interest income	$2,654	$3,451	$3,401

17.	OTHER NON-INTEREST EXPENSE

Other non-interest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Legal, audit and professional	$3,032	$3,289	$2,530
Data processing	5,015	4,365	3,607
Advertising and promotional	2,748	2,514	2,386
Deposit services	5,413	4,426	3,737
Stationery and supplies	1,387	1,309	1,425
Telephone and data communication	1,479	1,654	1,552
Loan and credit card processing	1,142	1,029	635
Foreclosed assets (income) expense, net	(730)	270	657
Postage	997	1,064	997
Other	1,808	1,691	1,757
Assessments	856	509	1,141
Total other non-interest expense	$23,147	$22,120	$20,424

18.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$3,047	$2,253	$2,784
Disbursements	13,873	15,223	16,939
Amounts repaid	(14,376)	(14,429)	(17,470)
Balance, end of year	$2,544	$3,047	$2,253
Undisbursed commitments to related parties	$2,130	$2,559	$2,559

Deposits from related parties held by the Bank at December 31, 2018 and 2017 amounted to $5,069,000 and $7,742,000, respectively.

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$15,212	$—	$15,212	$—
Mortgage-backed securities	—	404,733	—	404,733	—
State and political subdivisions	—	140,534	—	140,534	—
Total available-for-sale securities	$—	$560,479	$—	$560,479	$—

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fair Value Measurements at December 31, 2017, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$21,326	$—	$21,326	$—
Mortgage-backed securities	—	393,802	—	393,802	—
State and political subdivisions	—	143,201	—	143,201	—
Total available-for-sale securities	$-	$558,329	$—	$558,329	$—

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$—	$205	$—	$205
Foreclosed assets	$—	$1,082	$—	$1,082

	Year Ended December 31, 2017
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$—	$377	$—	$377
Foreclosed assets	$—	$5,481	$—	$5,481

20.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2018 and 2017:

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Loans and leases:  Fair values of loans, excluding loans held for sale, are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018 and estimated using discounted cash flow analyses. The estimation of fair values of loans results in a Level 3 classification as it requires various assumptions and considerable judgement to incorporate factors relevant when selling loans to market participants, such as funding costs, return requirements of likely buyers and performance expectations of the loans given the current market environment and quality of loans.   Estimated fair value of loans carried at cost at December 31, 2017 were based on an entry price notion.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2018
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$74,132	$74,132	$—	$—	$74,132
Securities available for sale	560,479	—	560,479	—	560,479
Loans and leases held for investment	1,724,575	—	1,707,463	—	1,707,463
Collateral dependent impaired loans	205	—	205	—	205

Financial Liabilities:
Deposits:
Non-interest-bearing	$662,527	$662,527	$—	$—	$662,527
Interest-bearing	1,453,813	—	1,453,048	—	1,453,048
Fed funds purchased and repurchase agreements	16,359	—	16,359	—	16,359
Short-term borrowings	56,100	—	56,100	—	56,100
Subordinated debentures	34,767	—	30,311	—	30,311

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$781,987
Standby letters of credit	8,966

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2017
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$70,137	$70,137	$—	$—	$70,137
Securities available for sale	558,329	—	558,329	—	558,329
Loans and leases held for investment	1,551,174	—	1,563,765	—	1,563,765
Collateral dependent impaired loans	377	—	377	—	377

Financial Liabilities:
Deposits:
Noninterest-bearing	$635,434	$635,434	$—	$—	$635,434
Interest-bearing	1,352,952	—	1,352,952	—	1,352,952
Fed funds purchased and repurchase agreements	8,150	—	8,150	—	8,150
Short-term borrowings	21,900	—	21,900	—	21,900
Subordinated debentures	34,588	—	24,216	—	24,216

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$691,712
Standby letters of credit	9,168

21.	BUSINESS COMBINATIONS

On October 1, 2017, the Company acquired 100% of the outstanding common shares of Ojai Community Bancorp (OCB) in exchange for $809,000 in cash and 1,376,431 shares of stock.   OCB results of operations were included in the Company’s results beginning October 1, 2017.  Acquisition related costs of $41,000 and $2,169,000 are included in other operating expense in the Company’s income statement for the years ended December 31, 2018 and 2017.

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

The acquisition has provided the Company an opportunity to expand its market presence further in Ventura County and into Santa Barbara.  Synergies and cost savings resulting from the combined operations along with the introduction of the Company’s existing products and services into the new region have provided growth opportunities and the potential to increase profitability.

The following table summarizes the consideration paid for OCB and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (dollars in thousands):

Consideration
Cash	$809
Equity Instruments	37,370
Fair value of total consideration transferred	$38,179

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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
$38,179

On November 3, 2017, the Company acquired certain deposits of the Woodlake branch of Citizen’s Business Bank (CBB). Results of operations were included in the Company’s results beginning November 3, 2017.  Acquisition related costs of $2,000 and $47,000 are included in other operating expense in the Company’s income statement for the years ended December 31, 2018 and 2017.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The following table summarizes the consideration paid for CNB ts acquired and liabilities assumed recognized at the acquisition date (dollars in thousands):

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by OCB.

The Company recorded a deferred income tax asset of  $741,000 for OCB.  The deferred income tax asset was related to net operating loss carry-forward, as well as other tax attributes of OCB, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from OCB were assumed to approximate their carry value, as these accounts have no stated maturity and are payable on demand.

The operating results of the Company for the twelve months ending December 31, 2018, 2017 and 2016 include the operating results of OCB since their respective acquisition dates.  The following table presents the net interest and other income, basic earnings per share and diluted earnings per share as if the acquisition with OCB was effective as of January 1, 2018, 2017 and 2016 for the respective year in which the acquisition was closed.  The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of our future operating results for operating results that would have occurred had the mergers been completed at the beginning of each respective year.  No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share presented below (dollars in thousands, except per share data):

	Pro Forma	Pro Forma	Pro Forma
	Year Ended	Year Ended	Year Ended
	2018	2017	2016
Net interest income	$92,394	$82,985	$65,182
Net income	$29,677	$19,416	$17,567
Basic earnings per share	$1.94	$1.37	$1.30
Diluted earnings per share	$1.92	$1.35	$1.29

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

22.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At December 31, 2018 and 2017, the balance of the investment for qualified affordable housing projects totaled $5,905,000 and $8,440,000, respectively.  These balances are reflected in the other assets line on the consolidated balance sheet.  Unfunded commitments related to these investments in qualified affordable housing projects totaled $1,958,000 and $3,321,000 at December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Company recognized amortization expense on these investments of $2,535,000, $961,000, and $944,000, respectively which was included within pretax income on the consolidated statements of income.

Additionally, during the years ended December 31, 2018 and 2017, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $632,000 and $711,000, respectively.  The Company had no impairment losses during the years ended December 31, 2018 and 2017.

23.    REVENUE FROM CONTRACTS WITH CUSTOMERS

          All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-interest Income.  The following table presents the Company’s sources of Non-interest Income for the twelve months ended December 31, 2018 and 2017.  Items outside the scope of ASC 606 are noted as such.

	Year Ended December 31,
	2018	2017
Non-interest income
Service charges on deposits
Returned item and overdraft fees	$6,574	$6,406
Other service charges on deposits	5,865	4,824
Debit card interchange income	5,878	4,955
Loss on limited partnerships(1)	(2,561)	(961)
Dividends on equity investments(1)	961	761
Unrealized gains recognized on equity investments(1)	1,183	—
Net gains (losses) on sale of securities(1)	2	500
Other(1)	3,662	5,294
Total non-interest income	$21,564	$21,779

(1)	Not within the scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for on an accrual basis under other provisions of GAAP.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

24.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2018 and 2017

(dollars in thousands)

	2018	2017
ASSETS
Cash and due from banks	$2,338	$4,908
Investments in bank subsidiary	305,492	285,629
Investment in trust subsidiaries	1,145	1,145
Other assets	20	24
	$308,995	$291,706

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$1,204	$1,176
Subordinated debentures	34,767	34,588
Total liabilities	35,971	35,764
Shareholders' equity:
Common stock	115,573	114,075
Retained earnings	164,117	144,197
Accumulated other comprehensive income, net of taxes	(6,666)	(2,330)
Total shareholders' equity	273,024	255,942
	$308,995	$291,706

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

STATEMENTS OF INCOME

Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands)

	2018	2017	2016
Income:
Dividend from subsidiary	$7,750	$15,500	$16,500
Gain on sale of securities	—	918	58
Other operating income	—	16	3
Total income	7,750	16,434	16,561
Expense
Salaries and employee benefits	516	481	404
Other expenses	2,533	2,276	1,857
Total expenses	3,049	2,757	2,261
Income before income taxes	4,701	13,677	14,300
Income tax benefit	(1,150)	(1,602)	(926)
Income before equity in undistributed income of subsidiary	5,851	15,279	15,226
Equity in undistributed income of subsidiary	23,826	4,260	2,341
Net income	$29,677	$19,539	$17,567

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018, 2017 and 2016

(dollars in thousands)

	2018	2017	2016
Cash flows from operating activities:
Net income	$29,677	$19,539	$17,567
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net loss of subsidiary	(23,826)	(4,260)	(2,341)
Gain on sale of securities	—	(918)	(58)
Increase (decrease) in other assets	182	170	(220)
(Decrease) increase in other liabilities	28	(757)	20
Net cash provided for operating activities	6,061	13,774	14,968

Cash flows from investing activities:
Sales of securities	—	1,480	170
Cash paid from acquisitions, net	(6)	(7,061)	(2,994)
Net cash provided by investing activities	(6)	(5,581)	(2,824)

Cash flows from financing activities:
Change in other borrowings	—	—	(2,365)
Stock options exercised	1,131	764	649
Repurchase of common stock	—	—	(2,258)
Dividends paid	(9,756)	(7,935)	(6,506)
Net cash used in by financing activities	(8,625)	(7,171)	(10,480)
Net decrease (increase) in cash and cash equivalents	(2,570)	1,022	1,664
Cash and cash equivalents, beginning of year	4,908	3,886	2,222
Cash and cash equivalents, end of year	$2,338	$4,908	$3,886

25.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s unaudited results of operations for the four quarters of 2017 and 2016.  In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods (dollars in thousands, except per share data).

	2018 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$27,042	$26,236	$24,883	$23,476
Interest expense	2,984	2,460	2,083	1,716
Net interest income	24,058	23,776	22,800	21,760
Provision for loan and lease losses	1,400	2,450	300	200
Non-interest income	5,279	5,723	5,429	5,133
Non-interest expense	17,036	17,807	17,294	17,887
Net income before taxes	10,901	9,242	10,635	8,806
Provision for taxes	2,997	2,171	2,643	2,096
Net income	$7,904	$7,071	$7,992	$6,710

Diluted earnings per share	$.51	$.46	$.52	$.44
Cash dividend per share	$.16	$.16	$.16	$.16

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of regulatory financial statements in accordance with the Federal Financial Institutions Examination Council’s Instructions for Preparation of Consolidated Reports of Condition and Income, and in accordance with the Board of Governors of the Federal Reserve System’s Instructions for Preparation of Financial Statements for Bank Holding Companies (Consolidated and Parent Company Only).  Based on this assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.  Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, Management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2018.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing above in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

Item 10.  Directors, Executive Officers AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2019 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2018 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934.  Such information is hereby incorporated by reference.

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

3.1	Restated Articles of Incorporation of Sierra Bancorp (4)
3.2	Amended and Restated By-laws of the Company (5)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (6)
10.2	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (7)
10.3	Split Dollar Agreement for Kenneth R. Taylor (8)
10.4	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (8)
10.5	401 Plus Non-Qualified Deferred Compensation Plan (8)
10.6	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (9)
10.7	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (9)
10.8	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (10)
10.9	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (10)
10.10	2007 Stock Incentive Plan (11)
10.11	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (12)
10.12	Salary Continuation Agreement for Kevin J. McPhaill (12)
10.13	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.14	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (13)
10.15	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (14)
10.16	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (15)
10.17	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (15)
10.18	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (15)
10.19	2017 Stock Incentive Plan (16)
10.20	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, Kenneth Taylor, CFO, James Gardunio, Chief Credit Officer, and Michael Olague, Chief Banking Officer (17)
11	Statement of Computation of Per Share Earnings (18)
21	Subsidiaries of Sierra Bancorp
23	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 5, 2016 and incorporated herein by reference.
(3)

Original agreement filed as an exhibit to the Form 8-K filed with the SEC on April 25, 2017 and incorporated herein by reference, and amendments thereto filed as appendices to the proxy statement/prospectus included in the Form S-4/A filed with the SEC on July 24, 2017 and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(6)	Filed as Exhibit 10.5 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(8)	Filed as Exhibits 10.10, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(9)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(10)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(11)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(13)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(15)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(16)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(17)	Filed as Exhibits 99.1 through 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(18)	Computation of earnings per share is incorporated by reference to Note 6 to the Financial Statements included herein.

(b) Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

Item 16.  Form 10-K summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2019	SIERRA BANCORP,
a California corporation

	By:	/s/ Kevin J. McPhaill
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

Signature	Title	Date

/s/ Albert L. Berra	Director	March 14, 2019
Albert L. Berra

/s/ Vonn R. Christenson	Director	March 14, 2019
Vonn R. Christenson

/s/ Laurence S. Dutto, PhD	Director	March 14, 2019
Laurence S. Dutto, PhD

/s/ Robb Evans	Director	March 14, 2019
Robb Evans

/s/ James C. Holly	Vice Chairman of the Board	March 14, 2019
James C. Holly

/s/ Kevin J. McPhaill	President, Chief Executive	March 14, 2019
Kevin J. McPhaill	Officer & Director
(Principal Executive Officer)

/s/ Lynda B. Scearcy	Director	March 14, 2019
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 14, 2019
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 14, 2019
Gordon T. Woods

/s/ Kenneth R. Taylor	Executive Vice President &	March 14, 2019
Kenneth R. Taylor	Chief Financial Officer
(Principal Financial and
Principal Accounting Officer)