Form 10-Q
period 2019-03-31
SIERRA BANCORP
filed 2019-05-07
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 1, 2019, the registrant had 15,328,430 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	BSRR	The NASDAQ Stock Market LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)	(audited)
Cash and due from banks	$58,940	$72,439
Interest-bearing deposits in banks	9,123	1,693
Total cash & cash equivalents	68,063	74,132
Securities available-for-sale	563,628	560,479
Loans and leases:
Gross loans and leases	1,750,989	1,731,928
Allowance for loan and lease losses	(9,438)	(9,750)
Deferred loan and lease costs, net	2,787	2,602
Net loans and leases	1,744,338	1,724,780
Foreclosed assets	806	1,082
Premises and equipment, net	28,855	29,500
Goodwill	27,357	27,357
Other intangible assets, net	6,187	6,455
Bank-owned life insurance	49,270	48,153
Other assets	50,583	50,564
Total assets	$2,539,087	$2,522,502

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$658,524	$662,527
Interest bearing	1,502,224	1,453,813
Total deposits	2,160,748	2,116,340
Repurchase agreements	19,360	16,359
Short-term borrowings	—	56,100
Subordinated debentures, net	34,811	34,767
Other liabilities	40,100	25,912
Total liabilities	2,255,019	2,249,478

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,328,030 and 15,300,460 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	113,001	112,507
Additional paid-in capital	3,135	3,066
Retained earnings	170,258	164,117
Accumulated other comprehensive loss, net	(2,326)	(6,666)
Total shareholders' equity	284,068	273,024
Total liabilities and shareholder's equity	$2,539,087	$2,522,502

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands, except per share data, unaudited)

Interest and dividend income	2019	2018
Loans and leases, including fees	$23,748	$20,004
Taxable securities	2,617	2,338
Tax-exempt securities	1,045	1,016
Federal funds sold and other	73	118
Total interest income	27,483	23,476
Interest expense
Deposits	2,955	1,318
Short-term borrowings	72	13
Subordinated debentures	483	385
Total interest expense	3,510	1,716
Net interest income	23,973	21,760
Provision for loan losses	300	200
Net interest income after provision for loan losses	23,673	21,560
Non-interest income
Service charges on deposits	2,943	2,946
Other income	2,963	2,187
Total non-interest income	5,906	5,133
Other operating expense
Salaries and employee benefits	9,243	9,183
Occupancy and equipment	2,361	2,348
Other	6,248	6,356
Total other operating expense	17,852	17,887
Income before taxes	11,727	8,806
Provision for income taxes	2,832	2,096
Net income	$8,895	$6,710

PER SHARE DATA
Book value	$18.53	$16.75
Cash dividends	$0.18	$0.16
Earnings per share basic	$0.58	$0.44
Earnings per share diluted	$0.58	$0.44
Average shares outstanding, basic	15,311,154	15,232,696
Average shares outstanding, diluted	15,447,747	15,412,168

Total shareholder equity (in thousands)	$284,068	$255,320
Shares outstanding	15,328,030	15,246,780
Dividends paid (in thousands)	$2,754	$2,437

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands, unaudited)

	2019	2018
Net income	$8,895	$6,710
Other comprehensive income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period	6,167	(7,592)
Less: reclassification adjustment for gains included in net income (1)	(6)	—
Other comprehensive income (loss), before tax	6,161	(7,592)
Income tax expense related to items of other comprehensive income (loss), net of tax	(1,821)	2,245
Other comprehensive income (loss)	4,340	(5,347)

Comprehensive income	$13,235	$1,363

(1)

Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue.  Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2019 and 2018 was $2 thousand and $0 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands, except per share data, unaudited)

	Common Stock
					Accumulated
			Additional		Other
			Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2017	15,223,360	$111,138	$2,937	$144,197	$(2,330)	$255,942
Net income				6,710		6,710
Other comprehensive income, net of tax					(5,347)	(5,347)
Exercise of stock options	23,420	460	(78)			382
Stock compensation costs			76			76
Stock issued-acquisition			(6)			(6)
Cash dividends - $.16 per share				(2,437)		(2,437)
Balance, March 31, 2018	15,246,780	$111,598	$2,929	$148,470	$(7,677)	$255,320

Balance, December 31, 2018	15,300,460	$112,507	$3,066	$164,117	$(6,666)	$273,024
Net income				8,895		8,895
Other comprehensive loss, net of tax					4,340	4,340
Exercise of stock options	27,570	494	(82)			412
Stock compensation costs			151			151
Stock issued-acquisition						—
Cash dividends - $.18 per share				(2,754)		(2,754)
Balance, March 31, 2019	15,328,030	$113,001	$3,135	$170,258	$(2,326)	$284,068

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(dollars in thousands, unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$8,895	$6,710
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sales of securities	(6)	—
Loss on disposal of fixed assets	12	—
Gain on sale on foreclosed assets	(16)	—
Writedowns on foreclosed assets	20	110
Share-based compensation expense	151	76
Provision for loan losses	300	200
Depreciation and amortization	754	785
Net amortization on securities premiums and discounts	1,030	1,423
Accretion of discounts for loans acquired and net deferred loan fees	(266)	(356)
Increase in cash surrender value of life insurance policies	(900)	(204)
Amortization of core deposit intangible	269	230
(Increase) decrease in interest receivable and other assets	(203)	2,633
Increase (decrease) in other liabilities	4,476	(3,020)
Deferred income tax benefit (provision)	2	(953)
Net amortization of partnership investment	450	405
Net cash provided by operating activities	14,968	8,039

Cash flows from investing activities:
Maturities and calls of securities available for sale	1,150	200
Proceeds from sales of securities available for sale	15,504	—
Purchases of securities available for sale	(34,469)	(36,750)
Principal pay downs on securities available for sale	19,803	22,282
Loan originations and payments, net	(19,618)	(34,471)
Purchases of premises and equipment	(87)	(412)
Proceeds from sale premises and equipment	10	—
Proceeds from sales of foreclosed assets	7,920	—
Purchase of bank-owned life insurance	(217)	(278)
Net cash from bank acquisition	—	(6)
Net cash used in investing activities	(10,004)	(49,435)

Cash flows from financing activities:
Increase in deposits	44,408	48,244
Decrease in borrowed funds	(56,100)	(16,100)
Increase in Fed funds purchased	—	300
Increase in repurchase agreements	3,001	4,379
Cash dividends paid	(2,754)	(2,437)
Stock options exercised	412	382
Net cash (used in) provided by financing activities	(11,033)	34,768

Decrease in cash and due from banks	(6,069)	(6,628)

Cash and cash equivalents
Beginning of period	74,132	70,137
End of period	$68,063	$63,509

The accompanying notes are an integral part of these consolidated financial statements.

Sierra Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws.  The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  As of March 31, 2019, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”).  Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements.  References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities.  The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital.  Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions:  Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017.  We also acquired a branch located in Lompoc, California from Community Bank of Santa Maria in May 2018, and we opened a new branch on Palm Avenue in Fresno in September 2018.  As of the filing date of this report the Bank operates 40 full service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as seven non-branch locations.  Moreover, the Bank has specialized lending units which focus on agricultural borrowers, SBA loans, and mortgage warehouse lending.  The Company had total assets of $2.5 billion at March 31, 2019, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley.  The Bank’s deposit accounts, which totaled $2.2 billion at March 31, 2019, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods.  Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q.  In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year.  Certain amounts reported for 2018 have been reclassified to be consistent with the reporting for 2019.  The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842).  The intention of this standard is to increase the transparency and comparability around lease obligations.  Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  ASU 2016-02 is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has leases on 21 branch locations, an administrative office building, and three offsite ATM locations which are considered operating leases and are not currently reflected in our financial statements.  Pursuant to ASU 2016-02, on January 1, 2019 these lease agreements were recognized on our consolidated statement of condition as right-of-use assets totaling approximately $10 million, and corresponding lease liabilities. Please see Note 13 to the consolidated financial statements for more detailed disclosure information.

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost.  This is commonly referred to as the current expected credit losses (“CECL”) methodology.  Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards.  When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense.  Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment.  ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses.  ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value.  As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019.  On the effective date, institutions will apply the new accounting standard as follows:  for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis.  The Company is well under way with transition efforts.  We have established an implementation team which is chaired by our Chief Credit Officer and includes the Company’s other executive officers, along with certain members of our credit administration and finance departments.  Furthermore, after extensive discussion and due diligence, we engaged a third-party vendor and purchased a specialized application to assist in our calculation of potential required reserves utilizing the CECL methodology and to help validate our current reserving methodology.  A preliminary evaluation indicates that the provisions of ASU 2016-13 will likely have a material impact on our consolidated financial statements, particularly the level of our allowance for credit losses and shareholders’ equity.  While the potential extent of that impact has not yet been definitively determined, initial estimates indicate that our allowance for loan and lease losses could increase by 100% or more relative to current levels if we utilize the discounted cash flow methodology with forecasting.

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

Note 4 – Supplemental Disclosure of Cash and Non-Cash Flow Information

During the three months ended March 31, 2019 and 2018, cash paid for interest due on interest-bearing liabilities was $3.409 million and $1.874 million, respectively.  There was no cash paid for income taxes during the three months ended March 31, 2019 or March 31, 2018.  There were assets totaling $26,000 that were acquired in settlement of loans for the three months ended March 31, 2019, but none during the three months ended March 31, 2018. Non-cash items which arose from the recording of an operating right-of-use asset and lease liability, pursuant to the adoption of ASU 2016-02, were $9.7 million and $10.3 million respectively during the first quarter of 2019.

Note 5 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders.  The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017.  Options to purchase 341,450 shares that were granted under the 2007 Plan were still outstanding as of March 31, 2019 and remain unaffected by that plan’s expiration.  The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of March 31, 2019 was 690,800.  The potential dilutive impact of unexercised stock options is discussed below in Note 6, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option.  The Company utilizes a Black-Scholes model to determine grant date fair values.  A pre-tax charge of $151,000 was reflected in the Company’s income statement during the first quarter of 2019 and $76,000 was charged during the first quarter of 2018, as expense related to stock options.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period.  There were 15,311,154 weighted average shares outstanding during the first quarter of 2019, and 15,232,696 during the first quarter of 2018.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options.  For the first quarter of 2019, calculations under the treasury stock method resulted in the equivalent of 136,593 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 199,120 stock options were excluded from the calculation because they were underwater and thus anti-dilutive.  For the first quarter of 2018 the equivalent of 179,472 shares were added in calculating diluted earnings per share, while 169,000 anti-dilutive stock options were not factored into the computation.

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

	March 31, 2019	December 31, 2018
Commitments to extend credit	$715,163	$781,987
Standby letters of credit	$9,580	$8,966

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

At March 31, 2019, the Company was also utilizing a letter of credit in the amount of $95 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  Fair value disclosures for deposits include demand deposits, which are by definition equal to the amount payable on demand at the reporting date.  Fair value calculations for loans and leases reflect exit pricing, and incorporate our assumptions with regard to the impact of prepayments on future cash flows and credit quality adjustments based on risk characteristics of various financial instruments, among other things.  Since the estimates are subjective and involve uncertainties and matters of significant judgment they cannot be determined with precision, and changes in assumptions could significantly alter the fair values presented.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)
	March 31, 2019
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$68,063	$68,063	$—	$—	$68,063
Investment securities available for sale	563,628	—	563,628	—	563,628
Loans and leases, net held for investment	1,744,299	—	1,730,151	—	1,730,151
Collateral dependent impaired loans	39	—	39	—	39

Financial liabilities:
Deposits	2,160,748	658,524	1,501,824	—	2,160,348
Repurchase agreements	19,360	19,360	—	—	19,360
Short term borrowings	—	—	—	—	—
Subordinated debentures	34,811	—	30,355	—	30,355

	December 31, 2018
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$74,132	$74,132	$—	$—	$74,132
Investment securities available for sale	560,479	—	560,479	—	560,479
Loans and leases, net held for investment	1,724,575	—	1,707,463	—	1,707,463
Collateral dependent impaired loans	205	—	205	—	205

Financial liabilities:
Deposits	2,116,340	662,527	1,453,048	—	2,115,575
Repurchase agreements	16,359	16,359	—	—	16,359
Short term borrowings	56,100	—	56,100	—	56,100
Subordinated debentures	34,767	—	30,311	—	30,311

For financial asset categories that were carried on our balance sheet at fair value as of March 31, 2019 and December 31, 2018, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$15,447	$—	$15,447	$—
Mortgage-backed securities	—	402,469	—	402,469	—
State and political subdivisions	—	145,712	—	145,712	—

Total available-for-sale securities	$—	$563,628	$—	$563,628	$—

	Fair Value Measurements at December 31, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$15,212	$—	$15,212	$—
Mortgage-backed securities	—	404,733	—	404,733	—
State and political subdivisions	—	140,534	—	140,534	—

Total available-for-sale securities	$—	$560,479	$—	$560,479	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	27	—	27
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	27	—	27
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	12	—	12
Total impaired loans	$—	$39	$—	$39
Foreclosed assets	$—	$806	$—	$806
Total assets measured on a nonrecurring basis	$—	$845	$—	$845

	Fair Value Measurements at December 31, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	27	—	27
1-4 family - closed-end	—	—	—	—
Equity lines	—	12	—	12
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	39	—	39
Agricultural	—	—	—	—
Commercial and industrial	—	119	—	119
Consumer loans	—	47	—	47
Total impaired loans	$—	$205	$—	$205
Foreclosed assets	$—	$1,082	$—	$1,082
Total assets measured on a nonrecurring basis	$—	$1,287	$—	$1,287

The table above includes collateral-dependent impaired loan balances for which a specific reserve has been established or on which a write-down has been taken.  Information on the Company’s total impaired loan balances and specific loss reserves associated with those balances is included in Note 11 below, and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the “Nonperforming Assets” and “Allowance for Loan and Lease Losses” sections.

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

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value
(dollars in thousands, unaudited)
	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,623	$44	$(220)	$15,447
Mortgage-backed securities	407,824	994	(6,349)	402,469
State and political subdivisions	143,483	2,516	(287)	145,712
Total securities	$566,930	$3,554	$(6,856)	$563,628

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,553	$12	$(353)	$15,212
Mortgage-backed securities	414,208	398	(9,873)	404,733
State and political subdivisions	140,181	1,206	(853)	140,534
Total securities	$569,942	$1,616	$(11,079)	$560,479

At March 31, 2019 and December 31, 2018, the Company had 415 securities and 552 securities, respectively, with gross unrealized losses.  Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary.  Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)
	March 31, 2019
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(9)	$470	$(211)	$11,004
Mortgage-backed securities	(91)	20,340	(6,258)	286,791
State and political subdivisions	(2)	501	(285)	19,682
Total	$(102)	$21,311	$(6,754)	$317,477

	December 31, 2018
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(54)	$2,815	$(299)	$10,764
Mortgage-backed securities	(717)	69,686	(9,156)	273,230
State and political subdivisions	(249)	33,864	(604)	22,213
Total	$(1,020)	$106,365	$(10,059)	$306,207

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)
(dollars in thousands, unaudited)
	Three months ended March 31,
	2019	2018
Proceeds from sales, calls and maturities of securities available for sale	$16,648	$200
Gross gains on sales, calls and maturities of securities available for sale	94	—
Gross losses on sales, calls and maturities of securities available for sale	(88)	—
Net gains on sale of securities available for sale	$6	$—

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2019 and December 31, 2018 are shown below, grouped by the remaining time to contractual maturity dates.  The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)
	March 31, 2019
	Amortized Cost	Fair Value
Maturing within one year	$7,057	$7,103
Maturing after one year through five years	183,343	180,783
Maturing after five years through ten years	56,211	56,502
Maturing after ten years	87,011	88,317

Securities not due at a single maturity date:
U.S. government agencies collateralized by mortgage obligations	233,308	230,923
	$566,930	$563,628

	December 31, 2018
	Amortized Cost	Fair Value
Maturing within one year	$7,726	$7,789
Maturing after one year through five years	199,840	195,519
Maturing after five years through ten years	47,802	47,661
Maturing after ten years	83,606	83,444

Securities not due at a single maturity date:
U.S. government agencies collateralized by mortgage obligations	230,968	226,066
	$569,942	$560,479

At March 31, 2019, the Company’s investment portfolio included 325 “muni” bonds issued by 259 different government municipalities and agencies located within 29 different states, with an aggregate fair value of $146 million.  The largest exposure to any single municipality or agency was a combined $2.570 million (fair value) in general obligation bonds issued by the Lindsay (CA) Unified School District.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location
(dollars in thousands, unaudited)
	March 31, 2019		December 31, 2018
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$38,428	$38,882	$36,331	$36,199
California	26,741	27,465	26,928	27,357
Washington	16,003	16,306	16,036	16,062
Ohio	8,903	8,944	8,639	8,601
Illinois	7,391	7,510	6,827	6,838
Other (20 and 22 states, respectively)	22,540	22,854	21,530	21,576
Total general obligation bonds	120,006	121,961	116,291	116,633

Revenue bonds
State of issuance
Texas	7,507	7,572	7,526	7,506
Utah	5,356	5,389	5,364	5,353
Indiana	2,635	2,692	2,641	2,654
Washington	1,748	1,811	1,751	1,780
Virginia	1,335	1,322	1,341	1,315
Other (10 and 11 states, respectively)	4,896	4,965	5,267	5,293
Total revenue bonds	23,477	23,751	23,890	23,901
Total obligations of states and political subdivisions	$143,483	$145,712	$140,181	$140,534

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

Revenue Bonds by Type
(dollars in thousands, unaudited)
	March 31, 2019		December 31, 2018
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$7,635	$7,679	$6,942	$6,946
Sales Tax	4,888	4,992	2,932	2,901
Lease	1,839	1,838	2,053	2,068
College & University	1,669	1,695	2,583	2,604
Sewer	1,429	1,447	1,392	1,398
Other (13 sources)	6,017	6,100	7,988	7,984
Total revenue bonds	$23,477	$23,751	$23,890	$23,901

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

As of March 31, 2019 our total LIHTC investment book balance was $5.5 million, which includes $1.9 million in remaining commitments for additional capital contributions.  There were $133,000 in tax credits derived from our LIHTC investments that were recognized during the three months ended March 31, 2019, and amortization expense of $450,000 associated with those investments was netted against pre-tax non-interest income for the same time period.  Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	March 31, 2019
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$106,334	$—	$—	$—	$106,334
Other construction/land	108,162	193	—	475	108,830
1-4 family - closed end	226,307	1,781	934	3,618	232,640
Equity lines	44,613	2,038	308	4,684	51,643
Multi-family residential	54,708	—	—	367	55,075
Commercial real estate - owner occupied	311,531	5,392	2,985	1,208	321,116
Commercial real estate - non-owner occupied	433,866	3,565	4,316	1,355	443,102
Farmland	152,254	1,072	143	1,641	155,110
Total real estate	1,437,775	14,041	8,686	13,348	1,473,850

Agricultural	51,905	175	—	6	52,086
Commercial and industrial	109,255	14,988	337	1,099	125,679
Mortgage warehouse	91,118	—	—	—	91,118
Consumer loans	7,289	154	24	789	8,256
Total gross loans and leases	$1,697,342	$29,358	$9,047	$15,242	$1,750,989

	December 31, 2018
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$105,676	$—	$—	$—	$105,676
Other construction/land	108,304	231	—	488	109,023
1-4 family - closed end	230,022	1,861	1,310	3,632	236,825
Equity lines	49,346	2,194	64	4,716	56,320
Multi-family residential	54,504	—	—	373	54,877
Commercial real estate - owner occupied	292,886	4,192	3,021	1,225	301,324
Commercial real estate - non-owner occupied	429,835	2,730	4,354	1,425	438,344
Farmland	148,680	1,073	146	1,642	151,541
Total real estate	1,419,253	12,281	8,895	13,501	1,453,930

Agricultural	48,517	580	—	6	49,103
Commercial and industrial	110,413	15,686	377	1,744	128,220
Mortgage warehouse	91,813	—	—	—	91,813
Consumer loans	7,851	151	39	821	8,862
Total gross loans and leases	$1,677,847	$28,698	$9,311	$16,072	$1,731,928

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets.  The Company’s foreclosed assets can include mobile homes and/or OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale.  Foreclosed assets totaled $806,000 at March 31, 2019, and $1.082 million at December 31, 2018.  Gross nonperforming loans totaled $4.568 million at March 31, 2019 and $5.156 million at December 31, 2018.  Loans and leases are classified as nonperforming when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest.  At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection.  An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$1,650	$—	$—	$1,650	$104,684	$106,334	$—
Other construction/land	—	—	28	28	108,802	108,830	75
1-4 family - closed end	761	—	730	1,491	231,149	232,640	822
Equity lines	67	268	56	391	51,252	51,643	488
Multi-family residential	—	—	—	—	55,075	55,075	—
Commercial real estate - owner occupied	1,340	—	100	1,440	319,676	321,116	594
Commercial real estate - non-owner occupied	314	—	—	314	442,788	443,102	—
Farmland	—	—	1,615	1,615	153,495	155,110	1,642
Total real estate	4,132	268	2,529	6,929	1,466,921	1,473,850	3,621

Agricultural	—	—	—	—	52,086	52,086	—
Commercial and industrial	26	—	356	382	125,297	125,679	811
Mortgage warehouse lines	—	—	—	—	91,118	91,118	—
Consumer	98	17	62	177	8,079	8,256	136
Total gross loans and leases	$4,256	$285	$2,947	$7,488	$1,743,501	$1,750,989	$4,568

(1)	As of March 31, 2018 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$105,676	$105,676	$—
Other construction/land	210	—	27	237	108,786	109,023	82
1-4 family - closed end	319	—	775	1,094	235,731	236,825	799
Equity lines	1,471	—	57	1,528	54,792	56,320	408
Multi-family residential	—	—	—	—	54,877	54,877	—
Commercial real estate - owner occupied	183	—	102	285	301,039	301,324	605
Commercial real estate - non-owner occupied	49	—	—	49	438,295	438,344	49
Farmland	1,555	—	—	1,555	149,986	151,541	1,642
Total real estate	3,787	—	961	4,748	1,449,182	1,453,930	3,585

Agricultural	—	—	—	—	49,103	49,103	—
Commercial and industrial	1,567	83	886	2,536	125,684	128,220	1,425
Mortgage warehouse lines	—	—	—	—	91,813	91,813	—
Consumer	95	45	56	196	8,666	8,862	146
Total gross loans and leases	$5,449	$128	$1,903	$7,480	$1,724,448	$1,731,928	$5,156

(1)	As of December 31, 2018 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession.  At March 31, 2019, the Company had a total of $11.840 million in TDRs, including $1.090 million in TDRs that were on non-accrual status.  Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms.  However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification.  Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status.  Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease.  The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended March 31, 2019
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	100	—	—	100
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	100	—	—	100
Agricultural	—	—	—	—	—
Commercial and industrial	94	—	—	—	94
Consumer loans	—	9	—	—	9
Total	$94	$109	$—	$—	$203

Three months ended March 31, 2018
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	68	—	—	68
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	68	—	—	68
Agricultural		—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	$—	$68	$—	$—	$68

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended March 31, 2019

		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	1	100	100	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		100	100	—	—

Agricultural	0	—	—	—	—
Commercial and industrial	2	94	94	(20)	1
Consumer loans	1	9	9	(2)	—
Total		$203	$203	$(22)	$1

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

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three-month periods ended March 31, 2019 and 2018.

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

Our acquisition of Santa Clara Valley Bank in 2014 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	March 31, 2019
	Unpaid Principal Balance	Carrying Value
Real estate secured	$100	—
Total purchased credit impaired loans	$100	$—

	December 31, 2018
	Unpaid Principal Balance	Carrying Value
Real estate secured	$103	$—
Total purchased credit impaired loans	$103	$—

An allowance for loan losses totaling $100,000 was allocated for PCI loans as of March 31, 2019, as compared to $103,000 at December 31, 2018.  There was no discount accretion recorded on PCI loans during the three months ended March 31, 2019.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated.  Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such.  Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $1.021 million at March 31, 2019 and $1.048 million at December 31, 2018.

Impaired Loans
(dollars in thousands, unaudited)
	March 31, 2019
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$582	$427	$41	$686	$10
1-4 family - closed-end	3,279	3,279	73	3,382	43
Equity lines	4,585	4,533	651	4,722	63
Multi-family residential	367	367	22	381	6
Commercial real estate- owner occupied	834	714	125	792	10
Commercial real estate- non-owner occupied	1,502	1,355	3	1,597	26
Total real estate	11,149	10,675	915	11,560	158
Agricultural	6	6	1	6	—
Commercial and industrial	970	951	333	1,044	6
Consumer loans	812	774	180	947	13
Subtotal	12,937	12,406	1,429	13,557	177
With no related allowance recorded
Real estate:
Other construction/land	53	48	—	60	—
1-4 family - closed-end	385	339	—	430	—
Equity lines	177	151	—	194	—
Commercial real estate- owner occupied	494	494	—	511	—
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	1,642	1,641	—	1,660	—
Total real estate	2,751	2,673	—	2,855	—
Agricultural	—	—	—	—	—
Commercial and industrial	169	148	—	298	—
Consumer loans	129	15	—	222	—
Subtotal	3,049	2,836	—	3,375	—
Total	$15,986	$15,242	$1,429	$16,932	$177

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans
(dollars in thousands, unaudited)
	December 31, 2018
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$593	$438	$44	$648	$40
1-4 family - closed-end	3,325	3,325	75	3,182	175
Equity lines	4,603	4,550	656	4,368	206
Multi-family residential	373	373	25	359	20
Commercial real estate- owner occupied	842	723	135	740	40
Commercial real estate- non-owner occupied	1,572	1,425	3	1,644	107
Total real estate	11,308	10,834	938	10,941	588
Agricultural	6	6	1	6	—
Commercial and industrial	1,724	1,534	918	1,965	40
Consumer loans	813	764	151	909	61
Subtotal	13,851	13,138	2,008	13,821	689
With no related allowance recorded
Real estate:
Other construction/land	54	50	—	58	—
1-4 family - closed-end	357	307	—	375	3
Equity lines	224	166	—	221	—
Commercial real estate- owner occupied	502	502	—	478	—
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	1,642	1,642	—	1,538	—
Total real estate	2,779	2,667	—	2,670	3
Agricultural	—	—	—	—	—
Commercial and industrial	238	211	—	838	—
Consumer loans	182	56	—	273	1
Subtotal	3,199	2,934	—	3,781	4
Total	$17,050	$16,072	$2,008	$17,602	$693

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company's books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral.   If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage.  If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required.  At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available.  We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends.  Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required.  The specific loss allowance is adjusted, as necessary, once a new appraisal is received.  Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired, and current appraisals were available or in process for 97% of the Company’s impaired real estate loan balances at March 31, 2019.  Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss.  All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable.  Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired.  Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics.  At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings.  While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience.  Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date.  Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values.  Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries.  Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.  The total general reserve established for probable incurred losses on unimpaired loans was $8.009 million at March 31, 2019.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended March 31, 2019.  As we add new products and expand our geographic coverage, and as regulatory and economic environments change, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces.  We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.  In addition, the FDIC and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes.  Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	Three months ended March 31, 2019
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,831	$256	$2,394	$1,239	$30	$9,750
Charge-offs	—	—	(579)	(551)	—	(1,130)
Recoveries	175	—	41	302	—	518
Provision	88	(37)	58	139	52	300
Ending balance	$6,094	$219	$1,914	$1,129	$82	$9,438

Reserves:
Specific	$915	$1	$333	$180	$—	$1,429
General	5,179	218	1,581	949	82	8,009
Ending balance	$6,094	$219	$1,914	$1,129	$82	$9,438

Loans evaluated for impairment:
Individually	$13,348	$6	$1,099	$789	$—	$15,242
Collectively	1,460,502	52,080	215,698	7,467	—	1,735,747
Ending balance	$1,473,850	$52,086	$216,797	$8,256	$—	$1,750,989

	Year ended December 31, 2018
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,786	$208	$2,772	$1,231	$46	$9,043
Charge-offs	(2,474)	—	(608)	(2,226)	—	(5,308)
Recoveries	374	23	148	1,120	—	1,665
Provision	3,145	25	82	1,114	(16)	4,350
Ending balance	$5,831	$256	$2,394	$1,239	$30	$9,750

Reserves:
Specific	$937	$2	$918	$151	$—	$2,008
General	4,894	254	1,476	1,088	30	7,742
Ending balance	$5,831	$256	$2,394	$1,239	$30	$9,750

Loans evaluated for impairment:
Individually	$13,501	$6	$1,744	$821	$—	$16,072
Collectively	1,440,429	49,097	218,289	8,041	—	1,715,856
Ending balance	$1,453,930	$49,103	$220,033	$8,862	$—	$1,731,928

Note 13 – Operating Leases.

We lease space under non-cancelable operating leases for 21 branch locations, three off-site ATM locations, one administration office and one warehouse.  Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs).  Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component. These costs are separately accounted for in occupancy expense.

Most leases include one or more options to renew. The exercise of lease renewal options is typically at our sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.

As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

The cost components of our operating leases were as follows for the period ended March 31, 2019 (dollars in thousands, unaudited):

March 31, 2019
Lease expense
Operating lease cost (cost resulting from lease payments)	$540
Total lease cost	$540

Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $557 thousand.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2019.

The supplemental cash flow information and weighted average remaining lease terms and discount rates for all of our operating leases were as follows (dollars in thousands, unaudited):

March 31, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities for operating leases:
Operating cash flows (for the three month period ended March 31, 2019)	$270
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$9,446
Weighted-average remaining lease term (in years):
Operating leases	5.5
Weighted-average discount rate:
Operating leases	5.5%

(1)	Right-of-use assets are included in other assets.

Maturities of our lease liabilities for all operating leases are as follows (dollars in thousands, unaudited):

Maturities of
Lease Liabilities
Nine months ended December 31, 2019	$1,643
Year ended December 31, 2020	2,204
Year ended December 31, 2021	1,993
Year ended December 31, 2022	1,558
Year ended December 31, 2023	1,119
Thereafter	3,939
Total	12,456
Less: present value discount	(2,390)
Lease liability (1)	$10,066

(1)	Lease liability is included in other liabilities.

The following table presents the future minimum rental payments under leases with terms in excess of one year as of December 31, 2018 presented in accordance with ASC Topic 840, “Leases”:

December 31, 2018
2019	$2,190
2020	2,204
2021	1,993
2022	1,558
2023	1,119
Thereafter	3,939
Total	$13,003

Note 14 – Revenue Recognition.

The Company utilizes the guidance found in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), when accounting for certain non-interest income. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sufficient information should be provided to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s revenue streams that are within the scope of and accounted for under Topic 606 include service charges on deposit accounts, debit card interchange fees, and fees levied for other services the Company provides its customers. The guidance does not apply to revenue associated with financial instruments such as loans and investments, and other non-interest income such as loan servicing fees and earnings on bank-owned life insurance, which are accounted for on an accrual basis under other provisions of GAAP. In total, approximately 24.6% of the Company’s revenue was outside of the scope of the ASC 606 as of March 31, 2019.

All of the company’s revenue from contracts in the scope of ASC 606 is recognized within noninterest income. The following table presents the Company’s sources of noninterest income for the three months ended March 31, 2019 and 2018. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended March 31,
	2019	2018
Non-interest income
Service charges on deposits
Returned item and overdraft fees	$1,567	$1,567
Other service charges on deposits	1,376	1,379
Debit card interchange income	1,512	1,399
Loss on limited partnerships(1)	(450)	(405)
Dividends on equity investments(1)	231	225
Net gains on sale of securities(1)	6	—
Other(1)	1,664	968
Total non-interest income	$5,906	$5,133
(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance.  They include, but are not limited to, the risk of unfavorable economic conditions in the Company’s market areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of acquisitions or branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.  Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2018.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

First Quarter 2019 compared to First Quarter 2018

Net income for the quarter ended March 31, 2019 was $8.895 million, an increase of $2.185 million, or 33%, relative to net income of $6.710 million for the quarter ended March 31, 2018.  Basic and diluted earnings per share for the first quarter of 2019 were both $0.58, compared to $0.44 basic and diluted earnings per share for the first quarter of 2018.  The Company’s annualized return on average equity was 12.99% and annualized return on average assets was 1.44% for the quarter ended March 31, 2019, compared to 10.61% and 1.16%, respectively, for the quarter ended March 31, 2018.  The primary drivers behind the variance in first quarter net income are as follows:

•

Net interest income increased by $2.213 million, or 10%, due to growth in average interest-earning assets totaling $159 million, or 7%, and an increase of 10 basis points in our net interest margin for the comparative quarters.  Organic loan growth was the main factor in the increase in average earning assets.  Net interest margin improvement reflects strong growth in loans relative to lower-yielding investment balances, in addition to an increase in nonrecurring interest items and the favorable impact of our net interest position (the differential between interest-earning assets and interest-bearing liabilities).

•	Total noninterest income reflects an increase of $773,000, or 15%, due in large part to income generated by bank-owned life insurance (BOLI) associated with deferred compensation plans.
•

Total noninterest expense was essentially unchanged, but would have been higher from increases in the normal course of business if not for the impact of nonrecurring items on 2018 expenses.  Specifically, acquisition costs declined by $263,000 in the first quarter of 2019 compared to the first quarter of 2018, and net costs associated with foreclosed assets were $208,000 lower.

•	The Company’s provision for income taxes increased by $736,000, or 35%, primarily due to a 33% increase in income before taxes.

Financial Condition Summary

March 31, 2019 relative to December 31, 2018

The Company’s assets totaled $2.539 billion at March 31, 2019, relative to $2.523 billion at December 31, 2018.  Total liabilities were $2.255 billion at March 31, 2019 compared to $2.249 billion at the end of 2018, and shareholders’ equity totaled $284 million at March 31, 2019 compared to $273 million at December 31, 2018.  The following provides a summary of key balance sheet changes during the first three months of 2019:

•

The Company’s balance of cash and cash equivalents was down $6 million, or 8%, due to a drop in cash items in process of collection and lower vault cash balances, partially offset by an increase in interest-earning balances held at the Federal Reserve Bank.

•	Gross loans increased by $19 million, or 1%, due to growth in real estate loans and agricultural production loans.
•

Total nonperforming assets, consisting of non-accrual loans and foreclosed assets, fell by $864,000, or 14%, due to the impact of net loan charge-offs, as well as our continued efforts to resolve OREO and nonperforming loan balances.  The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 0.31% at March 31, 2019, compared to 0.36% at December 31, 2018.

•

Other assets did not change materially, since a $9.4 million increase resulting from operating lease right-of-use assets booked at the beginning of 2019, pursuant to our adoption of FASB’s ASU 2016-02, was largely offset by our first quarter 2019 collection of a receivable established at the end of 2018 for expected proceeds from the sale of a large foreclosed property.

•

Deposit balances reflect growth of $44 million, or 2%, during the first quarter of 2019.  Core non-maturity deposits increased by close to $22 million, or 1%, while customer time deposits increased by almost $23 million, or 5%.

•	Other liabilities increased by $14 million, or 55%, due in large part to a $10 million operating lease liability booked at the beginning of 2019 pursuant to our adoption of FASB’s ASU 2016-02.
•

Junior subordinated debentures increased slightly from accretion of the discount on trust-preferred securities gained in the Coast acquisition, but other non-deposit borrowings were reduced by $53 million, or 73%, since deposit growth outpaced loan growth.

•

Total capital of $284 million at March 31, 2019 reflects an increase of $11 million, or 4%, relative to year-end 2018 due to capital from the addition of net income and stock options exercised as well as a $4.3 million reduction in our accumulated other comprehensive loss, net of $2.8 million in dividends paid.  There were no share repurchases executed by the Company during the first quarter of 2019.

EARNINGS PERFORMANCE

The Company earns income from two primary sources.  The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money.  The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance.  The majority of the Company’s non-interest expense is comprised of operating costs that facilitate offering a broad range of banking services to our customers.

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $2.213 million, or 10%, for the first quarter of 2019 relative to the first quarter of 2018.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income can also be impacted by nonrecurring items, as discussed in greater detail below.

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

Average Balances and Rates
(dollars in thousands, unaudited)
	For the three months ended			For the three months ended
	March 31, 2019			March 31, 2018
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$11,469	$73	2.58%	$30,476	$118	1.57%
Taxable	418,901	2,617	2.53%	425,075	2,338	2.23%
Non-taxable	142,329	1,045	3.77%	141,579	1,016	3.68%
Total investments	572,699	3,735	2.84%	597,130	3,472	2.54%

Loans and leases:(3)
Real estate	1,464,275	20,100	5.57%	1,254,596	16,644	5.38%
Agricultural	50,550	780	6.26%	50,131	658	5.32%
Commercial	122,597	1,577	5.22%	127,316	1,379	4.39%
Consumer	8,718	315	14.65%	10,493	293	11.32%
Mortgage warehouse lines	63,120	927	5.96%	83,348	978	4.76%
Other	3,107	49	6.40%	3,013	52	7.00%
Total loans and leases	1,712,367	23,748	5.62%	1,528,897	20,004	5.31%
Total interest earning assets (4)	2,285,066	27,483	4.93%	2,126,027	23,476	4.53%
Other earning assets	21,176			10,195
Non-earning assets	200,115			201,397
Total assets	$2,506,357			$2,337,619
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$99,252	$72	0.29%	$116,829	$88	0.31%
NOW	437,209	126	0.12%	409,198	117	0.12%
Savings accounts	287,773	75	0.11%	293,716	76	0.10%
Money market	128,686	41	0.13%	164,824	42	0.10%
Certificates of deposit, under $100,000	90,346	278	1.25%	81,699	108	0.54%
Certificates of deposit, $100,000 or more	381,950	2,038	2.16%	294,019	887	1.22%
Brokered deposits	50,000	325	2.64%	—	—	—
Total interest bearing deposits	1,475,216	2,955	0.81%	1,360,285	1,318	0.39%
Borrowed funds:
Federal funds purchased	1,122	—	—	10	—	—
Repurchase agreements	17,278	17	0.40%	9,805	10	0.41%
Short term borrowings	8,121	55	2.75%	944	3	1.29%
TRUPS	34,784	483	5.63%	34,606	385	4.51%
Total borrowed funds	61,305	555	3.67%	45,365	398	3.56%
Total interest bearing liabilities	1,536,521	3,510	0.93%	1,405,650	1,716	0.50%
Demand deposits - non-interest bearing	652,910			643,524
Other liabilities	39,150			31,936
Shareholders' equity	277,776			256,509
Total liabilities and shareholders' equity	$2,506,357			$2,337,619
Interest income/interest earning assets			4.93%			4.53%
Interest expense/interest earning assets			0.63%			0.33%
Net interest income and margin(5)		$23,973	4.30%		$21,760	4.20%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.

(3)

Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $9 thousand and $139 thousand for the quarters ended March 31, 2019 and 2018, respectively.

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

Volume & Rate Variances
(dollars in thousands, unaudited)
	Three months ended March 31,
	2019 over 2018
	Increase (decrease) due to
Assets:	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$(74)	$29	$(45)
Taxable	(34)	313	279
Non-taxable	5	24	29
Total investments	(103)	366	263
Loans and leases:
Real estate	2,782	674	3,456
Agricultural	5	117	122
Commercial	(51)	249	198
Consumer	(50)	72	22
Mortgage warehouse	(237)	186	(51)
Other	2	(5)	(3)
Total loans and leases	2,451	1,293	3,744
Total interest earning assets	$2,348	$1,659	$4,007
Liabilities
Interest bearing deposits:
Demand deposits	$(13)	(3)	$(16)
NOW	8	1	9
Savings accounts	(2)	1	(1)
Money market	(9)	8	(1)
Certificates of deposit, under $100,000	11	159	170
Certificates of deposit, $100,000 or more	265	886	1,151
Brokered deposits	—	325	325
Total interest bearing deposits	260	1,377	1,637
Borrowed funds:
Repurchase agreements	8	(1)	7
Short term borrowings	23	29	52
TRUPS	2	96	98
Total borrowed funds	33	124	157
Total interest bearing liabilities	293	1,501	1,794
Net interest income	$2,055	$158	$2,213

The volume variance calculated for the first quarter of 2019 relative to the first quarter of 2018 was a favorable $2.055 million due to an increase of $159 million, or 7%, in the average balance of interest-earning assets, resulting from organic growth in loans less a $24 million drop in the average balance of investments.  There was also a favorable rate variance of $158,000 for the comparative quarters, in spite of the fact that the weighted average cost of interest-bearing liabilities increased by 43 basis points while the weighted average yield on interest-earning assets was up by only 40 basis points.  The rate variance benefited from our net interest position, or the positive difference between interest-earning assets and interest-bearing liabilities, as the yield increase on earning assets was applied to a much higher balance than the rate change for interest-bearing liabilities.  Furthermore, there was a favorable shift within interest-earning assets, with the average balance of loans increasing by 12% relative to a net decline of 4% in the average balance of lower-yielding investments.  The comparative results can also be impacted by nonrecurring interest items such as interest recoveries on non-accrual loans, interest reversals for loans placed on non-accrual status, accelerated fee recognition and prepayment penalties for premature loan payoffs, and late fees.  Nonrecurring items added $206,000 to interest income in the first quarter of 2019 relative to $102,000 in the first quarter of 2018.  With regard to yield and rate increases, loan yields have risen due to the impact of higher short-term index rates on variable-rate loans, and a relatively large volume of new fixed-rate and adjustable-rate loans booked at higher interest rates.  Investment yields have increased in response to principal reinvested in a rising interest rate environment over the past year.  Rates paid on non-maturity deposits increased slightly for the comparative periods, but the weighted average cost of interest-bearing liabilities went up primarily because of the addition of brokered deposits and in response to higher rates paid on time deposits, overnight borrowings and adjustable-rate trust-preferred securities (“TRUPS”).

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 4.30% in the first quarter of 2019, up 10 basis points relative to the first quarter of 2018.  Discount accretion on loans from whole-bank acquisitions enhanced our net interest margin by approximately four basis points in the first quarter of 2019, as compared to five basis points in the first quarter of 2018.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses.  The Company recorded a loan loss provision of $300,000 in the first quarter of 2019 relative to $200,000 in the first quarter of 2018.  The 2019 provision was deemed necessary subsequent to Management’s determination of the appropriate level for the Company’s allowance for loan and lease losses, taking into consideration overall credit quality, growth in outstanding loan balances, and reserves required for specifically identified impaired loan balances.  Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance.  The Company recorded $612,000 in net loan charge-offs in the first quarter of 2019, whereas $252,000 in net charge-offs were recorded the first quarter of 2018.

With the loan loss provision recorded thus far in 2019, we have been able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio.  The Company’s need for reserve replenishment via a loan loss provision has been favorably impacted in recent periods by the following factors:  all of our acquired loans were booked at their fair values at acquisition, and thus did not initially require a loan loss allowance; some charge-offs in 2019 have been recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; loss rates for most loan types have been declining, thus having a positive impact on general reserves required for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.

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

NONINTEREST INCOME and NONINTEREST expense

The following table provides details on the Company’s noninterest income and noninterest expense for the three-month periods ended March 31, 2019 and 2018:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the three months ended March 31,
NON-INTEREST INCOME:	2019	% of Total	2018	% of Total
Service charges on deposit accounts	$2,943	49.83%	$2,946	57.39%
Other service charges and fees	2,262	38.30%	2,151	41.91%
Net gains on sale of securities available-for-sale	6	0.10%	—	0.00%
Bank-owned life insurance	900	15.24%	203	3.95%
Other	(205)	-3.47%	(167)	-3.25%
Total non-interest income	$5,906	100.00%	$5,133	100.00%
As a % of average interest-earning assets (1)		1.05%		0.98%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$9,243	51.78%	$9,183	51.34%
Occupancy costs
Furniture & equipment	524	2.94%	626	3.50%
Premises	1,837	10.29%	1,722	9.63%
Advertising and marketing costs	692	3.88%	621	3.47%
Data processing costs	1,251	7.01%	1,271	7.11%
Deposit services costs	1,769	9.91%	1,238	6.92%
Loan services costs
Loan processing	171	0.96%	321	1.79%
Foreclosed assets	20	0.11%	228	1.27%
Other operating costs
Telephone & data communications	307	1.72%	327	1.83%
Postage & mail	195	1.09%	276	1.54%
Other	344	1.91%	326	1.82%
Professional services costs
Legal & accounting	411	2.30%	432	2.42%
Acquisition costs	23	0.13%	286	1.60%
Other professional service	937	5.25%	578	3.23%
Stationery & supply costs	55	0.31%	320	1.79%
Sundry & tellers	73	0.41%	132	0.74%
Total non-interest expense	$17,852	100.00%	$17,887	100.00%
As a % of average interest-earning assets (1)		3.17%		3.41%
Efficiency ratio (2)	58.74%		65.72%

(1)	Annualized
(2)	Tax equivalent

Total noninterest income reflects an increase of $773,000, or 15%, for the quarterly comparison, due in large part to a higher level of BOLI income.  Total noninterest income was an annualized 1.05% of average interest-earning assets in the first quarter of 2019 relative to 0.98% in the first quarter of 2018.

Service charges on deposit accounts were unchanged in the first quarter of 2019 relative to the first quarter of 2018, but our ratio of deposit service charge income to total noninterest income fell to 50% in the first quarter of 2019 from 57% in the first quarter of 2018 because of the increase in total noninterest income.  Other service charges, commissions, and fees increased by $111,000, or 5%, for the first quarter comparison, due in large part to a higher level of debit card interchange fees.  There were minimal net gains on investment securities in the first quarter of 2019, and none in the first quarter of 2018.

BOLI income increased by $697,000, or 343%, in the first quarter of 2019 relative to the first quarter of 2018.  BOLI income is derived from two types of policies owned by the Company, namely “separate account” and “general account” life insurance, and the change in BOLI income in 2019 relative to 2018 is due in large part to fluctuations in separate account BOLI income.  The Company had $7.5 million invested in separate account BOLI at March 31, 2019, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers.  Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals).  Gains on separate account BOLI totaled $662,000 in the first quarter of 2019 relative to a loss of $40,000 in the first quarter of 2018, for an absolute increase of $702,000.  As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their net impact on taxable income tends to be minimal.  The Company’s books also reflect a net cash surrender value of $41.8 million for general account BOLI at March 31, 2019.  General account BOLI generates income that helps offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits.  Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent.

The “Other” category under noninterest income reflects negative amounts because it includes amortization expense associated with our investments in low-income housing tax credit funds and other limited partnership investments, which is netted against other noninterest income.  This line item also includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock (including our equity investment in the Federal Home Loan Bank), and other miscellaneous income.  Other noninterest income has an unfavorable variance of $38,000, or 23%, for the quarter due to a higher level of amortization expense on tax credit investments.

Total operating expense, or noninterest expense, was slightly lower in the first quarter of 2019 than in the first quarter of 2018, since increases in the normal course of business were offset by the impact of nonrecurring acquisition costs recognized in the first quarter of 2018 and a drop in foreclosed asset costs.  Because of those items, noninterest expense dropped to 3.17% of average earning assets in the first quarter of 2019 from 3.41% for the first quarter of 2018.

The largest component of operating expense, salaries and employee benefits, increased by only $60,000, or 1%, in the first quarter of 2019 over the first quarter of 2018, as selective staff reductions offset salary adjustments in the normal course of business and an increase of $144,000 in deferred compensation expense.  As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.  Salaries directly related to successful loan originations are removed from compensation expense and amortized as loan costs over the life of the related loans, which reduces current period compensation expense.  Loan origination salaries that were deferred from current expense totaled $984,000 in the first quarter of 2019 and $1.040 million in the first quarter of 2018, a drop of $56,000 due to variability in successful organic loan origination activity, which had a slight unfavorable impact on the quarterly variance in personnel costs.  The Company had 538 full-time equivalent employees at March 31, 2019 relative to 553 at March 31, 2018.  Salaries and benefits were 52% of total operating expense in the first quarter of 2019 relative to 51% in the first quarter of 2018.

Total occupancy expense was roughly the same in the first quarter of 2019 as in the first quarter of 2018.  Other expense categories include higher recurring costs connected to the increase in branches and strong organic loan growth over the past year, and they have been further impacted by annual expense increases in the normal course of business.  Variances in overhead expense also include the positive impact of lower nonrecurring acquisition costs and OREO expense, and were favorably impacted by reductions in postage costs, lower losses from debit card fraud, and efficiency gains in other areas.  It should be noted that stationery and supply costs were $265,000 lower for the quarterly comparison, while deposit costs increased by $531,000, or 43%.  These partially offsetting variances include about $257,000 from an expense reclassification in 2019, while the increase in deposit services costs also reflects higher ATM costs, interchange expense, and amortization expense on our core deposit intangible, among other things.

The Company’s tax-equivalent overhead efficiency ratio was 58.74% in the first quarter of 2019 relative to 65.72% in the first quarter of 2018.  The overhead efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for loan losses and investment gains/losses are excluded from the equation.  Our overhead efficiency ratio improved in 2019 due in large part to a higher level of net interest income, additional BOLI income, and well-controlled noninterest expense.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis.  The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits.  Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions.  Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds, and California state employment tax credits.  The Company’s provision for income taxes was 24.1% of pre-tax income in the first quarter of 2019 as compared to 23.8% in the first quarter of 2018, an immaterial difference.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  Surplus FRB balances and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.  The Company’s investments can serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Aggregate investments totaled $573 million, or 23% of total assets at March 31, 2019 and $562 million, or 22% of total assets at December 31, 2018.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances held primarily in our Federal Reserve Bank account totaled $9 million at March 31, 2019 relative to $2 million at December 31, 2018.  The Company’s investment securities portfolio had a book balance of $564 million at March 31, 2019, reflecting a net increase of $3 million, or 1%, for the first three months of 2019.  The Company carries investments at their fair market values.  We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  The expected average life for bonds in our investment portfolio was 4.0 years and their average effective duration was 3.1 years at March 31, 2019, down slightly from an expected average life of 4.1 years and an average effective duration of 3.3 years at year-end 2018.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)
	March 31, 2019		December 31, 2018
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
U.S. government agencies	$15,623	$15,447	$15,553	$15,212
Mortgage-backed securities	407,824	402,469	414,208	404,733
State and political subdivisions	143,483	145,712	140,181	140,534
Total securities	$566,930	$563,628	$569,942	$560,479

The net unrealized loss on our investment portfolio, or the amount by which aggregate fair market values fell short of amortized cost, was $3 million at March 31, 2019, a drop of $6 million relative to the net unrealized loss of $9 million at December 31, 2018.  The change was caused by the favorable impact of declining long-term market interest rates on fixed-rate bond values.  The balance of U.S. Government agency securities in our portfolio increased slightly during the first three months of 2019 due primarily to higher market values.  Mortgage-backed securities fell by $2 million, or 1%, due to prepayments and bond sales net of bond purchases and changes in fair market values.  Municipal bond balances increased by $5 million, or 4%, as bond purchases and higher market valuations offset the impact of maturities/redemptions.  Municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio undergo a detailed quarterly review for potential impairment.

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and/or the Federal Reserve Bank, repurchase agreements, and other purposes as required or permitted by law totaled $220 million at March 31, 2019 and $217 million at December 31, 2018, leaving $344 million in unpledged debt securities at March 31, 2019 and $343 million at December 31, 2018.  Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $64 million at March 31, 2019 and $9 million at December 31, 2018.

Loan AND LEASE Portfolio

Gross loans and leases reflect a net increase of $19 million, or 1%, growing to $1.751 billion at March 31, 2019 from $1.732 billion at December 31, 2018.  A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below.  The balances in the table are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.  While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	March 31, 2019	December 31, 2018
Real estate:
1-4 family residential construction	$106,334	$105,676
Other construction/land	108,830	109,023
1-4 family - closed-end	232,640	236,825
Equity lines	51,643	56,320
Multi-family residential	55,075	54,877
Commercial real estate - owner occupied	321,116	301,324
Commercial real estate - non-owner occupied	443,102	438,344
Farmland	155,110	151,541
Total real estate	1,473,850	1,453,930
Agricultural	52,086	49,103
Commercial and industrial	125,679	128,220
Mortgage warehouse lines	91,118	91,813
Consumer loans	8,256	8,862
Total loans and leases	$1,750,989	$1,731,928
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	6.07%	6.10%
Other construction/land	6.22%	6.29%
1-4 family - closed-end	13.29%	13.67%
Equity lines	2.95%	3.25%
Multi-family residential	3.15%	3.17%
Commercial real estate - owner occupied	18.34%	17.40%
Commercial real estate - non-owner occupied	25.31%	25.32%
Farmland	8.86%	8.75%
Total real estate	84.19%	83.95%
Agricultural	2.97%	2.84%
Commercial and industrial	7.17%	7.40%
Mortgage warehouse lines	5.20%	5.30%
Consumer loans	0.47%	0.51%
Total loans and leases	100.00%	100.00%

For the first three months of 2019, total real estate loans increased by $20 million, or 1%, due to organic growth in commercial real estate loans and loans secured by farmland that was partially offset by a reduction in loans secured by residential properties.  Agricultural production loans were also up by $3 million, or 6%, for the first three months of 2019, due in part to seasonal considerations.  Commercial loan and lease balances reflect a net decline of $2.5 million, or 2%, and mortgage warehouse balances and consumer loans also fell slightly.

Management is focused on quality loan growth, but this year there appear to be fewer lending opportunities which meet our credit and yield criteria.  Moreover, we are still experiencing occasional surges in prepayments as well as significant fluctuations in mortgage warehouse lending, thus no assurance can be provided with regard to future net growth in aggregate loan balances.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, in addition to foreclosed assets which can include mobile homes and OREO.  If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (“TDR”).  TDRs may be classified as either nonperforming or performing loans depending on their underlying characteristics and circumstances.  The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming assets and performing troubled debt restructurings
(dollars in thousands, unaudited)
	March 31, 2019	December 31, 2018	March 31, 2018
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$75	$82	$71
1-4 family - closed-end	822	799	910
Equity lines	488	408	646
Commercial real estate - owner occupied	594	605	227
Commercial real estate - non-owner occupied	—	49	105
Farmland	1,642	1,642	33
TOTAL REAL ESTATE	3,621	3,585	1,992
Agriculture	—	—	—
Commercial and industrial	811	1,425	963
Consumer loans	136	146	134
TOTAL NONPERFORMING LOANS	4,568	5,156	3,089

Foreclosed assets	806	1,082	5,371
Total nonperforming assets	$5,374	$6,238	$8,460
Performing TDRs (1)	$10,674	$10,920	$11,185
Nonperforming loans as a % of total gross loans and leases	0.26%	0.30%	0.19%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.31%	0.36%	0.53%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $864,000, or 14%, during the first three months of 2019, due to reductions resulting from net charge-offs and our continued focus on credit quality improvement.  The $5 million balance of nonperforming loans at March 31, 2019 includes certain TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming loans and were thus classified as such.  As shown in the table, we also had close to $11 million in loans classified as performing TDRs on which we were still accruing interest as of March 31, 2019, a slight reduction relative to December 31, 2018.

Foreclosed assets had a carrying value of $806,000 at March 31, 2019, comprised of nine properties classified as OREO and one mobile home.  This represents a reduction of $276,000, or 26%, relative to year-end 2018 when foreclosed assets totaled $1.082 million, consisting of 11 properties classified as OREO.  The balance reduction came from write-downs on OREO and the sale of a few small properties during the first three months of 2019.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.31% of gross loans and leases plus foreclosed assets at March 31, 2019, down from 0.36% at December 31, 2018 and 0.53% at March 31, 2018.  An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed.  Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was $9.4 million at March 31, 2019, a 3% reduction relative to December 31, 2018 resulting from net loan balances charged-off against the allowance, net of a $300,000 loan loss provision.  Because the allowance was lower but the loan portfolio grew, the allowance for loan and lease losses fell to 0.54% of total loans at March 31, 2019, from 0.56% at December 31, 2018 and March 31, 2018.  The ratio of the Company’s allowance to total loans has been at relatively low levels in recent periods, as facilitated by the following circumstances:  some charge-offs have been recorded against pre-established reserves, alleviating the need for reserve replenishment; acquisition loans were booked at their fair values, and thus did not initially require a loan loss allowance; favorable trends in loan loss rates have had a positive impact on general reserves established for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.  The ratio of the allowance to nonperforming loans was 206.61% at March 31, 2019, relative to 291.07% at December 31, 2018 and 189.10% at March 31, 2018.  A separate allowance of $384,000 for potential losses inherent in unused commitments is included in other liabilities at March 31, 2019.

The following table summarizes activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)
	For the three months	For the three months	For the year
	ended March 31,	ended March 31,	ended December 31,
Balances:	2019	2018	2018
Average gross loans and leases outstanding during period (1)	$1,712,367	$1,528,897	$1,625,732
Gross loans and leases outstanding at end of period	$1,750,989	$1,592,216	$1,731,928

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,750	$9,043	$9,043
Provision charged to expense	300	200	4,350
Charge-offs
Real estate
1-4 family residential construction	—	—	—
Other construction/land	—	—	4
1-4 family - closed-end	—	5	5
Equity lines	—	21	125
Multi-family residential	—	—	—
Commercial real estate- owner occupied	—	—	—
Commercial real estate- non-owner occupied	—	—	2,341
Farmland	—	—	—
TOTAL REAL ESTATE	—	26	2,475
Agricultural	—	—	—
Commercial and industrial	579	33	608
Consumer loans	551	565	2,225
Total	$1,130	$624	$5,308
Recoveries
Real estate
1-4 family residential construction	—	—	—
Other construction/land	—	—	—
1-4 family - closed-end	4	2	10
Equity lines	21	62	134
Multi-family residential	—	—	—
Commercial real estate- owner occupied	—	—	230
Commercial real estate- non-owner occupied	149	—	—
Farmland	—	—	—
TOTAL REAL ESTATE	174	64	374
Agricultural	—	—	22
Commercial and industrial	42	29	148
Consumer loans	302	279	1,121
Total	$518	$372	$1,665
Net loan charge offs (recoveries)	$612	$252	$3,643
Balance at end of period	$9,438	$8,991	$9,750

RATIOS
Net charge-offs to average loans and leases (annualized)	0.14%	0.07%	0.22%
Allowance for loan losses to gross loans and leases at end of period	0.54%	0.56%	0.56%
Allowance for loan losses to nonperforming loans	206.61%	291.07%	189.10%
Net loan charge-offs to allowance for loan losses at end of period	6.48%	2.80%	37.36%
Net loan charge-offs to provision for loan losses	204.00%	126.00%	83.75%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As reflected in the table above, the Company recorded a loan loss provision of $300,000 in the first quarter of 2019 compared to $200,000 in the first quarter of 2018.  Net loans charged off against the allowance totaled $612,000 in the first quarter of 2019 and $252,000 in the first quarter of 2018.  Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end.  The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at March 31, 2019 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.  Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  Unused commitments to extend credit totaled $715 million at March 31, 2019 and $782 million at December 31, 2018.  It is unlikely that all unused commitments will ultimately be drawn down.  Unused commitments represented approximately 41% of gross loans outstanding at March 31, 2019 and 45% at December 31, 2018.  The Company also had undrawn letters of credit issued to customers totaling $10 million at March 31, 2019 and $9 million at December 31, 2018.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions.  Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches and our reserve requirement, among other things, and is subject to significant fluctuations in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank.  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds.  The Company’s balance of non-earning cash and due from banks was $59 million at March 31, 2019 relative to $72 million at December 31, 2018, with the decrease due primarily to a lower amount of cash items in process of collection.  The average balance of non-earning cash and due from banks, which is a better measure for ascertaining trends, was $60 million for the first three months of 2019 relative to $61 million for the year in 2018.  The reduction in the average balance is due to concentrated efforts to improve cash management efficiency.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”  Net premises and equipment declined by $645,000, or 2%, for the first three months of 2019 as the result of depreciation recorded on fixed assets.  Goodwill was $27 million at March 31, 2019, unchanged for the first three months of 2019, but other intangible assets were down $268,000, or 4%, due to amortization expense recorded on core deposit intangibles.  The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has concluded that no impairment exists as of March 31, 2019.  Bank-owned life insurance, with a balance of $49 million at March 31, 2019, is discussed in detail above in the “Non-Interest Income and Non-Interest Expense” section.

The aggregate balance of “Other assets” was $51 million at March 31, 2019 and December 31, 2018.  While the ending balance is essentially the same, there were significant changes within other assets during the first quarter including the following:  a $9.4 million addition resulting from operating lease assets booked at the beginning of 2019, pursuant to our adoption of FASB’s ASU 2016-02; a reduction of $7.6 million resulting from our first quarter 2019 collection of a receivable established at the end of 2018 for expected proceeds from the sale of a large foreclosed property; and, a $1.8 million reduction in our deferred tax asset.  At March 31, 2019, the balance of other assets included as its largest components an $11.7 million investment in restricted stock, an operating lease right-of-use asset totaling $9.4 million, accrued interest receivable totaling $9.1 million, a net deferred tax asset of $6.8 million, a $5.5 million investment in low-income housing tax credit funds, and a $3.0 million investment in a small business investment corporation.  Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits represent another key balance sheet category impacting the Company’s net interest margin and profitability metrics.  Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity accounts such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates paid by deposit type for the three-month periods ended March 31, 2019 and 2018 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.”  A distribution of the Company’s deposits by type, showing the period-end balance and percentage of total deposits, is presented as of the dates indicated in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	March 31, 2019	December 31, 2018
Non-interest bearing demand deposits	$658,524	$662,527
Interest bearing demand deposits	112,637	101,243
NOW	443,991	434,483
Savings	291,875	283,953
Money market	120,697	123,807
Time, under $250,000	220,332	212,901
Time, $250,000 or more	262,692	247,426
Brokered deposits	50,000	50,000
Total deposits	$2,160,748	$2,116,340

Percentage of Total Deposits
Non-interest bearing demand deposits	30.47%	31.31%
Interest bearing demand deposits	5.21%	4.78%
NOW	20.55%	20.53%
Savings	13.51%	13.42%
Money market	5.59%	5.85%
Time, under $250,000	10.20%	10.06%
Time, $250,000 or more	12.16%	11.69%
Brokered deposits	2.31%	2.36%
Total	100.00%	100.00%

Deposit balances reflect net growth of $44 million, or 2%, during the first three months of 2019.  While all of our deposit growth was organic in nature, it does include some seasonal increases in deposit balances.  For the first three months of 2019, non-maturity deposits were up almost $22 million, or 1%.  Movement within that category is not unusual since many customers maintain multiple accounts to manage their finances, and during the first quarter there was a slight shift out of non-interest bearing demand deposits and money market demand deposits into other interest-bearing non-maturity accounts. Customer time deposits increased by close to $23 million, or 5%, while wholesale brokered deposits were unchanged during the first three months of 2019.

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

Total non-deposit interest-bearing liabilities were down $53 million, or 49%, for the first three months of 2019, due to a drop in borrowings from the FHLB that was partially offset by a small increase in customer repurchase agreements.  The Company had no borrowings from the FHLB at March 31, 2019 relative to $56 million at December 31, 2018, and there were no overnight federal funds purchased from other correspondent banks or advances from the FRB on our books at March 31, 2019 or December 31, 2018.  Repurchase agreements totaled $19 million at March 31, 2019 relative to a balance of $16 million at year-end 2018, for an increase of $3 million.  Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  The Company had junior subordinated debentures totaling $34.8 million at March 31, 2019 and December 31, 2018, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  The Company’s balance of other liabilities increased by $14 million, or 55%, during the first three months of 2019 due in large part to the $10 million liability established as an offset to the operating lease right-of-use asset noted above.  Our accrual for current taxes payable was also up by about $3 million.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks and the FHLB totaled $596 million at March 31, 2019.  An additional $19 million in credit is available from the FHLB if the Company were to pledge sufficient collateral and maintain the required amount of FHLB stock.  The Company was also eligible to borrow approximately $75 million at the Federal Reserve Discount Window based on pledged assets at March 31, 2019.  Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of March 31, 2019, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $408 million of the Company’s investment balances, as compared to $352 million at December 31, 2018.  Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $95 million at March 31, 2019 and December 31, 2018.  Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 69% and 16%, respectively, at March 31, 2019, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.”  Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were all well within policy guidelines at March 31, 2019.  The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, shareholder dividends, and stock repurchases.  Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations.  Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future.  Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 which was filed with the SEC.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least six other interest rate scenarios in conducting our rolling 12-month net interest income simulations:  upward shocks of 100, 200, and 300 basis points, and downward shocks of 100, 200, and 300 basis points.  Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time.  We currently utilize an additional upward rate shock scenario of 400 basis points.  Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.  As of March 31, 2019 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$17,601	-$9,365	-$4,276	+$1,069	+$1,915	+$2,748	+$3,150
% Change	-17.48%	-9.30%	-4.25%	+1.06%	+1.90%	+2.73%	+3.13%

Our current simulations indicate that the Company’s net interest income will increase slightly over the next 12 months in a rising rate environment, but a drop in interest rates could have a substantial negative impact.  In prior periods the simulations projected sizeable gains in net interest income in rising rate scenarios, but balance sheet changes such as the addition of fixed-rate loans and adjustable-rate loans with longer reset periods, and the increase in short-term interest rates over the past few years have significantly diminished that effect.  If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $1.069 million, or 1.06%, relative to a stable interest rate scenario, with the favorable variance increasing marginally as interest rates rise higher.  If interest rates were to decline by 100 basis points, however, net interest income would likely be around $4.276 million lower than in a stable interest rate scenario, for a negative variance of 4.25%.  The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view material interest rate reductions as unlikely in the near term, we will continue to monitor our interest rate risk profile and will apply remedial changes as deemed appropriate.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates.  Our EVE has increased in recent periods due to asset growth and higher discount rates, which result in a larger benefit assessed to non-maturity deposits.  The table below shows estimated changes in the Company’s EVE as of March 31, 2019, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	-$162,333	-$177,406	-$74,657	+$35,544	+$56,474	+$69,286	+$76,092
% Change	-27.73%	-30.31%	-12.75%	+6.07%	+9.65%	+11.84%	+13.00%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve.  The change in EVE flattens out as interest rates drop more than 200 basis points, while the rate of increase in EVE begins to taper off the higher interest rates rise.  This phenomenon is caused by the relative durations of our fixed-rate assets and liabilities, combined with optionality inherent in our balance sheet.  We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of adverse movement in loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates.  Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased.  Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $284.1 million at March 31, 2019, comprised of $113.0 million in common stock, $3.1 million in additional paid-in capital, $170.3 million in retained earnings, and an accumulated other comprehensive loss of $2.3 million.  At the end of 2018, total shareholders’ equity was $273.0 million.  The increase for the first three months of 2019 is due to the addition of capital from net income and stock options exercised as well as a $4.3 million drop in our accumulated other comprehensive loss, net of the impact of cash dividends paid.  There were no share repurchases executed by the Company during the three months ended March 31, 2019.

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

Regulatory Capital Ratios
	March 31,	December 31,	Minimum Requirement
	2019	2018	to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.79%	12.61%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.54%	14.38%	8.00%
Total Capital to Risk-weighted Assets	15.04%	14.89%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.66%	11.49%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.42%	14.25%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.42%	14.25%	8.00%
Total Capital to Risk-weighted Assets	14.91%	14.77%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.56%	11.39%	5.00%

Our risk-based capital ratios increased during the first three months of 2019, as growth in risk-based capital outpaced growth in risk-adjusted assets.  Our capital ratios are strong relative to the median for peer financial institutions, and remain well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991.  We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business.  In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

In September of 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans.  The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be suspended at any time at Management’s discretion.  The Company did not repurchase any shares in the first quarter of 2019, and there were 478,954 authorized shares remaining available for repurchase at March 31, 2019.  As of the date of this report, Management has no immediate plans to resume stock repurchase activity.

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

3.1	Restated Articles of Incorporation of Sierra Bancorp (4)
3.2	Amended and Restated By-laws of Sierra Bancorp (5)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (6)
10.2	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (7)
10.3	Split Dollar Agreement for Kenneth R. Taylor (8)
10.4	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (8)
10.5	401 Plus Non-Qualified Deferred Compensation Plan (8)
10.6	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (9)
10.7	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (9)
10.8	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (10)
10.9	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (10)
10.10	2007 Stock Incentive Plan (11)
10.11	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (12)
10.12	Salary Continuation Agreement for Kevin J. McPhaill (12)
10.13	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.14	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (13)
10.15	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (14)
10.16	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (15)
10.17	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (15)
10.18	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (15)
10.19	2017 Stock Incentive Plan (16)
10.20	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, Kenneth Taylor, CFO, James Gardunio, Chief Credit Officer, and Michael Olague, Chief Banking Officer (17)
10.21	Employment agreement dated as of March 15, 2019 for Matthew Macia, Chief Risk Officer (18)
11	Statement of Computation of Per Share Earnings (19)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 5, 2016 and incorporated herein by reference.
(3)

Original agreement filed as an exhibit to the Form 8-K filed with the SEC on April 25, 2017 and incorporated herein by reference, and amendments thereto filed as appendices to the proxy statement/prospectus included in the Form S-4/A filed with the SEC on July 24, 2017 and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(6)	Filed as Exhibit 10.5 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(8)	Filed as Exhibits 10.10, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(9)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(10)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(11)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(13)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(15)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(16)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(17)	Filed as Exhibits 99.1 through 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(18)	Filed as Exhibit 99.2 to the Form 8-K filed with the SEC on March 18, 2019 and incorporated by reference.
(19)	Computation of earnings per share is incorporated by reference to Note 6 to the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 7, 2019	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 7, 2019	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)