Form 10-Q
period 2019-06-30
SIERRA BANCORP
filed 2019-08-07
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Large Accelerated Filer	☐	Accelerated Filer:	☒
Non-accelerated Filer:	☐	Smaller Reporting Company:	☐
Emerging Growth Company:	☐

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

As of August 1, 2019, the registrant had 15,338,270 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	BSRR	The NASDAQ Stock Market LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2019	December 31, 2018
ASSETS	(unaudited)	(audited)
Cash and due from banks	$65,711	$72,439
Interest-bearing deposits in banks	2,079	1,693
Total cash & cash equivalents	67,790	74,132
Securities available-for-sale	577,266	560,479
Loans and leases:
Gross loans and leases	1,777,899	1,731,928
Allowance for loan and lease losses	(9,883)	(9,750)
Deferred loan and lease costs, net	2,831	2,602
Net loans and leases	1,770,847	1,724,780
Foreclosed assets	770	1,082
Premises and equipment, net	28,385	29,500
Goodwill	27,357	27,357
Other intangible assets, net	5,918	6,455
Bank-owned life insurance	49,211	48,153
Other assets	49,488	50,564
Total assets	$2,577,032	$2,522,502

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$658,900	$662,527
Interest bearing	1,520,198	1,453,813
Total deposits	2,179,098	2,116,340
Repurchase agreements	24,167	16,359
Short-term borrowings	8,500	56,100
Subordinated debentures, net	34,856	34,767
Other liabilities	33,559	25,912
Total liabilities	2,280,180	2,249,478

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,332,550 and 15,300,460 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	113,061	112,507
Additional paid-in capital	3,237	3,066
Retained earnings	176,328	164,117
Accumulated other comprehensive income (loss), net	4,226	(6,666)
Total shareholders' equity	296,852	273,024
Total liabilities and shareholder's equity	$2,577,032	$2,522,502

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest and dividend income
Loans and leases, including fees	$24,010	$21,504	$47,759	$41,508
Taxable securities	2,591	2,300	5,207	4,638
Tax-exempt securities	1,072	1,018	2,117	2,034
Federal funds sold and other	115	61	188	180
Total interest income	27,788	24,883	55,271	48,360
Interest expense
Deposits	3,093	1,594	6,048	2,912
Short-term borrowings	26	53	97	66
Subordinated debentures	470	436	954	822
Total interest expense	3,589	2,083	7,099	3,800
Net interest income	24,199	22,800	48,172	44,560
Provision for loan losses	400	300	700	500
Net interest income after provision for loan losses	23,799	22,500	47,472	44,060
Noninterest income
Service charges on deposits	3,151	3,027	6,094	5,974
Other income	2,704	2,402	5,668	4,589
Total noninterest income	5,855	5,429	11,762	10,563
Other operating expense
Salaries and employee benefits	8,994	8,997	18,237	18,180
Occupancy and equipment	2,450	2,451	4,811	4,799
Other	6,212	5,846	12,461	12,202
Total other operating expense	17,656	17,294	35,509	35,181
Income before taxes	11,998	10,635	23,725	19,442
Provision for income taxes	3,169	2,643	6,001	4,740
Net income	$8,829	$7,992	$17,724	$14,702

PER SHARE DATA
Book value	$19.36	$17.06	$19.36	$17.06
Cash dividends	$0.18	$0.16	$0.36	$0.32
Earnings per share basic	$0.58	$0.52	$1.16	$0.96
Earnings per share diluted	$0.57	$0.52	$1.15	$0.95
Average shares outstanding, basic	15,329,907	15,254,575	15,320,784	15,243,697
Average shares outstanding, diluted	15,458,320	15,429,129	15,453,212	15,420,886

Total shareholder equity (in thousands)	$296,852	$260,238	$296,852	$260,238
Shares outstanding	15,332,550	15,258,100	15,332,550	15,258,100
Dividends paid (in thousands)	$2,759	$2,441	$5,513	$4,878

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$8,829	$7,992	$17,724	$14,702
Other comprehensive income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period	9,324	(1,192)	15,491	(8,784)
Less: reclassification adjustment for gains included in net income (1)	(22)	—	(28)	—
Other comprehensive income (loss), before tax	9,302	(1,192)	15,463	(8,784)
Income tax expense related to items of other comprehensive income (loss), net of tax	(2,750)	353	(4,571)	2,598
Other comprehensive income (loss)	6,552	(839)	10,892	(6,186)

Comprehensive income	$15,381	$7,153	$28,616	$8,516

(1)

Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest revenue.  Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2019 and 2018 was $7 thousand and $0 thousand respectively.  Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2019 and 2018 was $8 thousand and $0 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, March 31, 2018	15,246,780	$111,598	$2,929	$148,470	$(7,677)	$255,320
Net income				7,992		7,992
Other comprehensive loss, net of tax					(839)	(839)
Exercise of stock options	11,320	141	(33)			108
Stock compensation costs			98			98
Stock issued-acquisition						—
Cash dividends - $0.16 per share				(2,441)		(2,441)
Balance, June 30, 2018	15,258,100	$111,739	$2,994	$154,021	$(8,516)	$260,238

Balance, March 31, 2019	15,328,030	$113,001	$3,135	$170,258	$(2,326)	$284,068
Net income				8,829		8,829
Other comprehensive income, net of tax					6,552	6,552
Exercise of stock options	4,520	60	(14)			46
Stock compensation costs			116			116
Stock issued-acquisition						—
Cash dividends - $0.18 per share				(2,759)		(2,759)
Balance, June 30, 2019	15,332,550	$113,061	$3,237	$176,328	$4,226	$296,852

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2017	15,223,360	$111,138	$2,937	$144,197	$(2,330)	$255,942
Net income				14,702		14,702
Other comprehensive loss, net of tax					(6,186)	(6,186)
Exercise of stock options	34,740	601	(111)			490
Stock compensation costs			174			174
Stock issued-acquisition			(6)			(6)
Cash dividends - $0.32 per share				(4,878)		(4,878)
Balance, June 30, 2018	15,258,100	$111,739	$2,994	$154,021	$(8,516)	$260,238

Balance, December 31, 2018	15,300,460	$112,507	$3,066	$164,117	$(6,666)	$273,024
Net income				17,724		17,724
Other comprehensive income, net of tax					10,892	10,892
Exercise of stock options	32,090	554	(96)			458
Stock compensation costs			267			267
Stock issued-acquisition						—
Cash dividends - $0.36 per share				(5,513)		(5,513)
Balance, June 30, 2019	15,332,550	$113,061	$3,237	$176,328	$4,226	$296,852

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(dollars in thousands, unaudited)

	Six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$17,724	$14,702
Gain on sales of securities	(28)	—
Loss on disposal of fixed assets	28	13
Gain on sale on foreclosed assets	(37)	(713)
Writedowns on foreclosed assets	69	176
Share-based compensation expense	267	174
Provision for loan losses	700	500
Depreciation and amortization	1,496	1,566
Net amortization on securities premiums and discounts	2,107	2,904
Accretion of discounts for loans acquired and net deferred loan fees	(505)	(911)
Increase in cash surrender value of life insurance policies	(1,027)	(626)
Amortization of core deposit intangible	537	484
Increase in interest receivable and other assets	(1,213)	(1,020)
Increase in other liabilities	(2,065)	(5,965)
Deferred income tax benefit	(27)	(962)
Increase in equity securities	(232)	—
Net amortization of partnership investment	900	810
Net cash provided by operating activities	18,694	11,132

Cash flows from investing activities:
Maturities and calls of securities available for sale	4,459	2,310
Proceeds from sales of securities available for sale	22,180	—
Purchases of securities available for sale	(72,330)	(61,999)
Principal pay downs on securities available for sale	42,288	46,363
Net purchases of FHLB stock	(833)	(301)
Loan originations and payments, net	(46,315)	(66,185)
Purchases of premises and equipment	(330)	(2,284)
Proceeds from sale premises and equipment	10	—
Proceeds from sales of foreclosed assets	7,955	3,925
Purchase of bank-owned life insurance	(292)	(327)
Liquidation of bank-owned life insurance	261	—
Net cash from bank acquisition	—	(6)
Net cash used in investing activities	(42,947)	(78,504)

Cash flows from financing activities:
Increase in deposits	62,758	99,536
Decrease in borrowed funds	(47,600)	(21,900)
Increase in repurchase agreements	7,808	9,089
Cash dividends paid	(5,513)	(4,878)
Stock options exercised	458	490
Net cash provided by financing activities	17,911	82,337

(Decrease) increase in cash and due from banks	(6,342)	14,965

Cash and cash equivalents
Beginning of period	74,132	70,137
End of period	$67,790	$85,102

Supplemental disclosure of cash flow information:
Interest paid	$6,917	$3,914
Income taxes paid	$7,600	$10,000
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$27	$—
Operating right-of-use asset pursuant to adoption on ASU 2016-02	$9,712	$—
Operating lease liability pursuant to adoption of ASU 2016-02	$10,336	$—

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws.  The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  As of June 30, 2019, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”).  Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements.  References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities.  The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital.  Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions:  Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017.  As of the filing date of this report the Bank operates 40 full service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as seven non-branch locations.  Moreover, the Bank has specialized lending units which focus on agricultural borrowers, SBA loans, and mortgage warehouse lending.  The Company had total assets of $2.6 billion at June 30, 2019, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley.  The Bank’s deposit accounts, which totaled $2.2 billion at June 30, 2019, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods.  Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10‑Q.  In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year.  Certain amounts reported for 2018 have been reclassified to be consistent with the reporting for 2019.  The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In February 2016 the FASB issued ASU 2016‑02, Leases (Topic 842).  The intention of this standard is to increase the transparency and comparability around lease obligations.  Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  ASU 2016‑02 is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has leases on 21 branch locations, an administrative office building, and three offsite ATM locations which are considered operating leases and were not previously reflected in our financial statements.

Pursuant to ASU 2016‑02, on January 1, 2019 these lease agreements were recognized on our consolidated statement of condition as right-of-use assets totaling approximately $10 million, and corresponding lease liabilities.  Please see Note 12 to the consolidated financial statements for more detailed disclosure information.

In September 2016 the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost.  This is commonly referred to as the current expected credit losses (“CECL”) methodology.  Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards.  When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense.  Furthermore, ASU 2016‑13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment.  ASU 2016‑13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses.  ASU 2016‑13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value.  As a public business entity that is an SEC filer, ASU 2016‑13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019.  On the effective date, institutions will apply the new accounting standard as follows:  for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis.  The Company is well under way with transition efforts.  We have established an implementation team which is chaired by our Chief Credit Officer and includes the Company’s other executive officers, along with certain members of our credit administration and finance departments.  Furthermore, after extensive discussion and due diligence, in 2018 we engaged a third-party vendor and purchased a specialized application to assist in our calculation of potential required reserves utilizing the CECL methodology and help validate our current reserving methodology.  While the ultimate impact cannot be definitively determined until the implementation date, a preliminary evaluation indicates that the provisions of ASU 2016‑13 will likely have a material impact on our consolidated financial statements, particularly the level of our allowance for credit losses and shareholders’ equity.  Initial estimates are that our allowance for loan and lease losses could increase by 100% or more relative to current levels if we utilize the discounted cash flow methodology with forecasting.

In January 2017 the FASB issued ASU 2017‑01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  Currently, Topic 805 specifies three elements of a business – inputs, processes, and outputs.  While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required.  In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes.  This led many transactions to be accounted for as business combinations rather than asset purchases under legacy GAAP.  The primary goal of ASU 2017‑01 is to narrow the definition of a business, and the guidance in this update provides a screen to determine when a set is not a business.  The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business.  This reduces the number of transactions that need to be further evaluated.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and we implemented ASU 2017‑01 on a prospective basis effective January 1, 2018.  This update affected the accounting treatment used for our branch deposit purchase in the second quarter of 2018, and we expect that it will also impact the way we account for certain branch acquisitions in future periods if the opportunity for such arises.

In January 2017 the FASB issued ASU 2017‑04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.  This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  All other goodwill impairment guidance will remain largely unchanged.  Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts.  Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019.  We have not been required to record any goodwill impairment to date, and after a preliminary review do not expect that this guidance would require us to do so given current circumstances.  Nevertheless, we will continue to evaluate ASU 2017‑04 to more definitely determine its potential impact on the Company’s consolidated financial position, results of operations and cash flows.

In March 2017 the FASB issued ASU 2017‑08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310‑20): Premium Amortization on Purchased Callable Debt Securities.  The amendments in this update will shorten the amortization period for certain callable debt securities held at a premium, by requiring the premium to be amortized to the earliest call date.  Under current guidance, the premium on a callable debt security is generally amortized as an adjustment to yield over the contractual life of the instrument, and any unamortized premium is recorded as a loss in earnings upon the debtor’s exercise of a call provision.  Under ASU 2017‑08, because the premium will be amortized to the earliest call date, entities will no longer recognize a loss in earnings if a debt security is called prior to the contractual maturity date.  The amendments do not require an accounting change for securities held at a discount; discounts will continue to be amortized as an adjustment to yield over the contractual life of the debt instrument.  ASU 2017‑08 is effective for public business entities, including the Company, for fiscal years and interim periods within those fiscal years beginning after December 15, 2018.  To apply ASU 2017‑08, entities must use a modified retrospective approach, with the cumulative-effect adjustment recognized to retained earnings at the beginning of the period of adoption.  The Company adopted ASU 2017‑08 effective January 1, 2019 with no material impact on our financial statements or operations.

In August 2018 the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, as part of its disclosure framework project.  Pursuant to this guidance, disclosures that will no longer be required include the following:  transfers between Level 1 and Level 2 of the fair value hierarchy; transfers in and out of Level 3 for nonpublic entities, as well as purchases and issuances and the Level 3 roll forward; a company’s policy for determining when transfers between any of the three levels have occurred; the valuation processes used for Level 3 measurements; and, the changes in unrealized gains or losses presented in earnings for Level 3 instruments held at the balance sheet date for nonpublic entities.  The following are additional disclosure requirements:  for public entities, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 instruments held at the balance sheet date; for public entities, the range and weighted average of significant unobservable inputs used for Level 3 measurements, although for certain unobservable inputs the entity will be allowed to disclose other quantitative information in place of the weighted average to the extent that it would be a more reasonable and rational method to reflect the distribution of unobservable inputs; for nonpublic entities, some form of quantitative information about significant unobservable inputs used in Level 3 fair value measurements; and, for certain investments in entities that calculate the net asset value, disclosures will be required about the timing of liquidation and redemption restrictions lapsing if the latter has been communicated to the reporting entity.  The guidance also clarifies that the Level 3 measurement uncertainty disclosure should communicate information about the uncertainty at the balance sheet date.  ASU 2018‑13 is effective for all entities in fiscal years beginning after December 15, 2019, including interim periods.  Early adoption is permitted.  In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date. The Company has evaluated the potential impact of this guidance, and does not expect the adoption of ASU 2018-13 to have a material impact on our financial statements or operations.

Note 4 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders.  The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017.  Options to purchase 335,530 shares that were granted under the 2007 Plan were still outstanding as of June 30, 2019 and remain unaffected by that plan’s expiration.  The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of June 30, 2019 was 667,800.  The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option.  The Company utilizes a Black-Scholes model to determine grant date fair values.  A pre-tax charge of $116,000 was reflected in the Company’s income statement during the second quarter of 2019 and $98,000 was charged during the second quarter of 2018, as expense related to stock options.  For the first half, the charges totaled $267,000 in 2019 and $174,000 in 2018.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period.  There were 15,329,907 weighted average shares outstanding during the second quarter of 2019 and 15,254,575 during the second quarter of 2018, while there were 15,320,784 weighted average shares outstanding during the first six months of 2019 and 15,243,697 during the first six months of 2018.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options.  For the second quarter of 2019, calculations under the treasury stock method resulted in the equivalent of 128,413 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 258,202 stock options were excluded from the calculation because they were underwater and thus anti-dilutive.  For the second quarter of 2018 the equivalent of 174,554 shares were added in calculating diluted earnings per share, while 106,200 anti-dilutive stock options were not factored into the computation.  Likewise, for the first half of 2019 the equivalent of 132,428 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 228,824 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 177,189 shares and non-inclusion of 166,200 anti-dilutive options in calculating diluted earnings per share for first half of 2018.

Note 6 – Comprehensive Income

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

Note 7 – Financial Instruments with Off-Balance-Sheet Risk

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

	June 30, 2019	December 31, 2018
Commitments to extend credit	$596,001	$781,987
Standby letters of credit	$9,529	$8,966

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

At June 30, 2019, the Company was also utilizing a letter of credit in the amount of $105 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans which are pledged to the FHLB by the Company.

Note 8 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	June 30, 2019
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$67,790	$67,790	$—	$—	$67,790
Investment securities available for sale	577,266	—	577,266	—	577,266
Loans and leases, net held for investment	1,770,838	—	1,791,335	—	1,791,335
Collateral dependent impaired loans	9	—	9	—	9

Financial liabilities:
Deposits	2,179,098	658,900	1,520,424	—	2,179,324
Repurchase agreements	24,167	24,167	—	—	24,167
Short term borrowings	8,500	—	8,500	—	8,500
Subordinated debentures	34,856	—	28,660	—	28,660

	December 31, 2018
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$74,132	$74,132	$—	$—	$74,132
Investment securities available for sale	560,479	—	560,479	—	560,479
Loans and leases, net held for investment	1,724,575	—	1,707,463	—	1,707,463
Collateral dependent impaired loans	205	—	205	—	205

Financial liabilities:
Deposits	2,116,340	662,527	1,453,048	—	2,115,575
Repurchase agreements	16,359	16,359	—	—	16,359
Short term borrowings	56,100	—	56,100	—	56,100
Subordinated debentures	34,767	—	30,311	—	30,311

For financial asset categories that were carried on our balance sheet at fair value as of June 30, 2019 and December 31, 2018, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$15,296	$—	$15,296	$—
Mortgage-backed securities	—	406,091	—	406,091	—
State and political subdivisions	—	155,879	—	155,879	—
Total available-for-sale securities	$—	$577,266	$—	$577,266	$—

	Fair Value Measurements at December 31, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$15,212	$—	$15,212	$—
Mortgage-backed securities	—	404,733	—	404,733	—
State and political subdivisions	—	140,534	—	140,534	—
Total available-for-sale securities	$—	$560,479	$—	$560,479	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

Fair Value Measurements at June 30, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	—	—	—
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	9	—	9
Total impaired loans	$—	$9	$—	$9
Foreclosed assets	$—	$770	$—	$770
Total assets measured on a nonrecurring basis	$—	$779	$—	$779

	Fair Value Measurements at December 31, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	27	—	27
1-4 family - closed-end	—	—	—	—
Equity lines	—	12	—	12
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	39	—	39
Agricultural	—	—	—	—
Commercial and industrial	—	119	—	119
Consumer loans	—	47	—	47
Total impaired loans	$—	$205	$—	$205
Foreclosed assets	$—	$1,082	$—	$1,082
Total assets measured on a nonrecurring basis	$—	$1,287	$—	$1,287

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

Note 9 – Investments

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

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,262	$168	$(134)	$15,296
Mortgage-backed securities	405,025	3,261	(2,195)	406,091
State and political subdivisions	150,978	5,000	(99)	155,879
Total securities	$571,265	$8,429	$(2,428)	$577,266

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,553	$12	$(353)	$15,212
Mortgage-backed securities	414,208	398	(9,873)	404,733
State and political subdivisions	140,181	1,206	(853)	140,534
Total securities	$569,942	$1,616	$(11,079)	$560,479

At June 30, 2019 and December 31, 2018, the Company had 274 securities and 552 securities, respectively, with gross unrealized losses.  Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary.  Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	June 30, 2019
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$(134)	$7,825
Mortgage-backed securities	(22)	7,150	(2,173)	185,159
State and political subdivisions	(58)	10,870	(41)	4,497
Total	$(80)	$18,020	$(2,348)	$197,481

	December 31, 2018
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(54)	$2,815	$(299)	$10,764
Mortgage-backed securities	(717)	69,686	(9,156)	273,230
State and political subdivisions	(249)	33,864	(604)	22,213
Total	$(1,020)	$106,365	$(10,059)	$306,207

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Proceeds from sales, calls and maturities of securities available for sale	$9,985	$2,110	$26,639		$2,310
Gross gains on sales, calls and maturities of securities available for sale	33	—	127		—
Gross losses on sales, calls and maturities of securities available for sale	(11)	—	(99)		—
Net gains on sale of securities available for sale	$22	$—	$28	$	$—

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2019 and December 31, 2018 are shown below, grouped by the remaining time to contractual maturity dates.  The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	June 30, 2019
	Amortized Cost	Fair Value
Maturing within one year	$7,806	$7,909
Maturing after one year through five years	180,636	180,310
Maturing after five years through ten years	57,344	58,245
Maturing after ten years	100,701	104,331

Securities not due at a single maturity date:
U.S. government agencies collateralized by mortgage obligations	224,778	226,471
	$571,265	$577,266

	December 31, 2018
	Amortized Cost	Fair Value
Maturing within one year	$7,726	$7,789
Maturing after one year through five years	199,840	195,519
Maturing after five years through ten years	47,802	47,661
Maturing after ten years	83,606	83,444

Securities not due at a single maturity date:
U.S. government agencies collateralized by mortgage obligations	230,968	226,066
	$569,942	$560,479

At June 30, 2019, the Company’s investment portfolio included 326 “muni” bonds issued by 262 different government municipalities and agencies located within 29 different states, with an aggregate fair value of $156 million.  The largest exposure to any single municipality or agency was a combined $2.596 million (fair value) in general obligation bonds issued by the Lindsay (CA) Unified School District.

The Company’s investments in bonds issued by states, municipalities and political subdivisions are evaluated in accordance with Supervision and Regulation Letter 12‑15 issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Organization Ratings,” and other regulatory guidance.  Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly-rated bonds.  There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	June 30, 2019		December 31, 2018
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$45,855	$47,243	$36,331	$36,199
California	25,817	26,916	26,928	27,357
Washington	15,971	16,688	16,036	16,062
Illinois	7,920	8,179	6,827	6,838
Ohio	7,687	7,793	8,639	8,601
Other (21 and 22 states, respectively)	26,216	26,895	21,530	21,576
Total general obligation bonds	129,466	133,714	116,291	116,633

Revenue bonds
State of issuance
Texas	6,764	6,953	7,526	7,506
Utah	4,672	4,758	5,364	5,353
Indiana	3,147	3,269	2,641	2,654
Washington	1,744	1,853	1,751	1,780
Pennsylvania	1,243	1,264	—	—
Other (9 and 11 states, respectively)	3,942	4,068	6,608	6,608
Total revenue bonds	21,512	22,165	23,890	23,901
Total obligations of states and political subdivisions	$150,978	$155,879	$140,181	$140,534

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	June 30, 2019		December 31, 2018
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$6,749	$6,962	$6,942	$6,946
Sales Tax	4,376	4,506	2,932	2,901
College & University	3,001	3,092	2,583	2,604
Sewer	1,481	1,512	1,392	1,398
Other (13 sources)	5,905	6,093	10,041	10,052
Total revenue bonds	$21,512	$22,165	$23,890	$23,901

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

The Company made investment commitments to nine different LIHTC fund limited partnerships from 2001 through 2017, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act.  We utilize the cost method of accounting for our LIHTC fund investments, under which we initially record on our balance sheet an asset that represents the total cash expected to be invested over the life of the partnership.  Any commitments or contingent commitments for future investment are reflected as a liability.  The income statement reflects tax credits and any other tax benefits from these investments “below the line” within our income tax provision, while the initial book value of the investment is amortized on a straight-line basis as an offset to noninterest income, over the time period in which the tax credits and tax benefits are expected to be received.

As of June 30, 2019 our total LIHTC investment book balance was $5.0 million, which includes $1.8 million in remaining commitments for additional capital contributions.  There were $269,000 in tax credits derived from our LIHTC investments that were recognized during the six months ended June 30, 2019, and amortization expense of $900,000 associated with those investments was netted against pre-tax noninterest income for the same time period.  Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

Note 10 – Credit Quality and Nonperforming Assets

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	June 30, 2019
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$105,618	$—	$—	$—	$105,618
Other construction/land	107,826	97	—	419	108,342
1-4 family - closed end	212,685	1,758	178	3,997	218,618
Equity lines	46,773	2,006	62	4,868	53,709
Multi-family residential	53,240	—	—	362	53,602
Commercial real estate - owner occupied	309,712	5,817	4,418	2,080	322,027
Commercial real estate - non-owner occupied	416,719	3,529	3,393	—	423,641
Farmland	151,393	1,061	140	25	152,619
Total real estate	1,403,966	14,268	8,191	11,751	1,438,176

Agricultural	51,333	170	—	6	51,509
Commercial and industrial	109,530	13,886	721	837	124,974
Mortgage warehouse	154,954	—	—	—	154,954
Consumer loans	7,355	89	70	772	8,286
Total gross loans and leases	$1,727,138	$28,413	$8,982	$13,366	$1,777,899

	December 31, 2018
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$105,676	$—	$—	$—	$105,676
Other construction/land	108,304	231	—	488	109,023
1-4 family - closed end	230,022	1,861	1,310	3,632	236,825
Equity lines	49,346	2,194	64	4,716	56,320
Multi-family residential	54,504	—	—	373	54,877
Commercial real estate - owner occupied	292,886	4,192	3,021	1,225	301,324
Commercial real estate - non-owner occupied	429,835	2,730	4,354	1,425	438,344
Farmland	148,680	1,073	146	1,642	151,541
Total real estate	1,419,253	12,281	8,895	13,501	1,453,930

Agricultural	48,517	580	—	6	49,103
Commercial and industrial	110,413	15,686	377	1,744	128,220
Mortgage warehouse	91,813	—	—	—	91,813
Consumer loans	7,851	151	39	821	8,862
Total gross loans and leases	$1,677,847	$28,698	$9,311	$16,072	$1,731,928

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets.  The Company’s foreclosed assets can include mobile homes and/or OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale.  Foreclosed assets totaled $770,000 at June 30, 2019, and $1.082 million at December 31, 2018.  Gross nonperforming loans totaled $4.120 million at June 30, 2019 and $5.156 million at December 31, 2018.  Loans and leases are classified as nonperforming when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest.  At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection.  An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$105,618	$105,618	$—
Other construction/land	—	—	—	—	108,342	108,342	43
1-4 family - closed end	265	—	409	674	217,944	218,618	1,453
Equity lines	134	—	23	157	53,552	53,709	467
Multi-family residential	—	—	—	—	53,602	53,602	—
Commercial real estate - owner occupied	—	895	97	992	321,035	322,027	1,473
Commercial real estate - non-owner occupied	—	—	—	—	423,641	423,641	—
Farmland	—	—	—	—	152,619	152,619	25
Total real estate	399	895	529	1,823	1,436,353	1,438,176	3,461

Agricultural	—	—	—	—	51,509	51,509	—
Commercial and industrial	203	3	74	280	124,694	124,974	569
Mortgage warehouse lines	—	—	—	—	154,954	154,954	—
Consumer	42	59	19	120	8,166	8,286	90
Total gross loans and leases	$644	$957	$622	$2,223	$1,775,676	$1,777,899	$4,120

(1)	As of June 30, 2019 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$105,676	$105,676	$—
Other construction/land	210	—	27	237	108,786	109,023	82
1-4 family - closed end	319	—	775	1,094	235,731	236,825	799
Equity lines	1,471	—	57	1,528	54,792	56,320	408
Multi-family residential	—	—	—	—	54,877	54,877	—
Commercial real estate - owner occupied	183	—	102	285	301,039	301,324	605
Commercial real estate - non-owner occupied	49	—	—	49	438,295	438,344	49
Farmland	1,555	—	—	1,555	149,986	151,541	1,642
Total real estate	3,787	—	961	4,748	1,449,182	1,453,930	3,585

Agricultural	—	—	—	—	49,103	49,103	—
Commercial and industrial	1,567	83	886	2,536	125,684	128,220	1,425
Mortgage warehouse lines	—	—	—	—	91,813	91,813	—
Consumer	95	45	56	196	8,666	8,862	146
Total gross loans and leases	$5,449	$128	$1,903	$7,480	$1,724,448	$1,731,928	$5,156

(1)	As of December 31, 2018 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession.  At June 30, 2019, the Company had a total of $10.276 million in TDRs, including $1.030 million in TDRs that were on non-accrual status.  Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms.  However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification.  Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status.  Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease.  The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended June 30, 2019
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	244	—	—	244
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	244	—	—	244
Agricultural	—	—	—	—	—
Commercial and industrial	—	22	—	52	74
Consumer loans	—	—	—	50	50
Total	$—	$266	$—	$102	$368

	Three months ended June 30, 2018
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	295	504	—	799
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	295	504	—	799
Agricultural	—	—	—	—	—
Commercial and industrial	—	63	25	225	313
Consumer loans	—	—	—	—	—
Total	$—	$358	$529	$225	$1,112

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Six months ended June 30, 2019
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	344	—	—	344
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	344	—	—	344
Agricultural	—	—	—	—	—
Commercial and industrial	94	22	—	52	168
Consumer loans	—	9	—	50	59
Total	$94	$375	$—	$102	$571

	Six months ended June 30, 2018
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	363	504	—	867
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	363	504	—	867
Agricultural	—	—	—	—	—
Commercial and industrial	—	63	25	225	313
Consumer loans	—	—	—	—	—
Total	$—	$426	$529	$225	$1,180

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended June 30, 2019
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	1	244	244	—	1
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		244	244	—	1

Agricultural	0	—	—	—	—
Commercial and industrial	2	74	74	—	45
Consumer loans	1	50	50	(45)	2
Total		$368	$368	$(45)	$48

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended June 30, 2018
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	6	799	799	4	10
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		799	799	4	10

Agricultural	0	—	—	—	—
Commercial and industrial	3	313	313	—	26
Consumer loans	0	—	—	—	—
Total		$1,112	$1,112	$4	$36

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Six months ended June 30, 2019
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾		Reserve
Real estate:
Other construction/land	0	$—	$—		$—	$—
1-4 family - closed-end	0	—	—		—	—
Equity lines	2	344	344		—	1
Multi-family residential	0	—	—		—	—
Commercial real estate - owner occupied	0	—	—		—	—
Farmland	0	—	—		—	—
Total real estate loans		344	344		—	1

Agricultural	0	—	—		—	—
Commercial and industrial	4	168	168		(20)	46
Consumer loans	2	59	59		(47)	3
Total		$571	$571	$	$(67)	$50

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Six months ended June 30, 2018
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	7	867	867	4	12
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		867	867	4	12

Agricultural	0	—	—	—	—
Commercial and industrial	3	313	313	—	26
Consumer loans	0	—	—	—	—
Total		$1,180	$1,180	$4	$38

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the six-month periods ended June 30, 2019 and 2018.

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

Our acquisition of Santa Clara Valley Bank in 2014 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	June 30, 2019
	Unpaid Principal Balance	Carrying Value
Real estate secured	$96	$—
Total purchased credit impaired loans	$96	$—

	December 31, 2018
	Unpaid Principal Balance	Carrying Value
Real estate secured	$103	$—
Total purchased credit impaired loans	$103	$—

An allowance for loan losses totaling $96,000 was allocated for PCI loans as of June 30, 2019, as compared to $103,000 at December 31, 2018.  There was no discount accretion recorded on PCI loans during the six months ended June 30, 2019.

Note 11 – Allowance for Loan and Lease Losses

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated.  Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such.  Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $1.023 million at June 30, 2019 and $1.048 million at December 31, 2018.

Impaired Loans

(dollars in thousands, unaudited)

	June 30, 2019
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$554	$399	$39	$667	$18
1-4 family - closed-end	3,039	3,038	70	3,178	80
Equity lines	4,784	4,730	639	4,941	125
Multi-family residential	362	362	21	378	11
Commercial real estate- owner occupied	823	703	112	262	19
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate	9,562	9,232	881	9,426	253
Agricultural	6	6	1	6	—
Commercial and industrial	728	709	303	906	13
Consumer loans	801	763	137	915	28
Subtotal	11,097	10,710	1,322	11,253	294
With no related allowance recorded
Real estate:
Other construction/land	24	20	—	55	—
1-4 family - closed-end	1,001	959	—	1,073	—
Equity lines	162	138	—	183	—
Commercial real estate- owner occupied	1,376	1,377	—	1,927	—
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	25	25	—	45	—
Total real estate	2,588	2,519	—	3,283	—
Agricultural	—	—	—	—	—
Commercial and industrial	150	128	—	186	—
Consumer loans	109	9	—	171	—
Subtotal	2,847	2,656	—	3,640	—
Total	$13,944	$13,366	$1,322	$14,893	$294

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans

(dollars in thousands, unaudited)

	December 31, 2018
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$593	$438	$44	$648	$40
1-4 family - closed-end	3,325	3,325	75	3,182	175
Equity lines	4,603	4,550	656	4,368	206
Multi-family residential	373	373	25	359	20
Commercial real estate- owner occupied	842	723	135	740	40
Commercial real estate- non-owner occupied	1,572	1,425	3	1,644	107
Total real estate	11,308	10,834	938	10,941	588
Agricultural	6	6	1	6	—
Commercial and industrial	1,724	1,534	918	1,965	40
Consumer loans	813	764	151	909	61
Subtotal	13,851	13,138	2,008	13,821	689
With no related allowance recorded
Real estate:
Other construction/land	54	50	—	58	—
1-4 family - closed-end	357	307	—	375	3
Equity lines	224	166	—	221	—
Commercial real estate- owner occupied	502	502	—	478	—
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	1,642	1,642	—	1,538	—
Total real estate	2,779	2,667	—	2,670	3
Agricultural	—	—	—	—	—
Commercial and industrial	238	211	—	838	—
Consumer loans	182	56	—	273	1
Subtotal	3,199	2,934	—	3,781	4
Total	$17,050	$16,072	$2,008	$17,602	$693

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral.  If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage.  If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required.  At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available.  We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends.  Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required.  The specific loss allowance is adjusted, as necessary, once a new appraisal is received.  Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired, and current appraisals were available or in process for all of the Company’s impaired real estate loan balances at June 30, 2019.  Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss.  All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable.  Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired.  Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics.  At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings.  While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience.  Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date.  Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values.  Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries.  Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.  The total general reserve established for probable incurred losses on unimpaired loans was $8.561 million at June 30, 2019.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended June 30, 2019.  As we add new products and expand our geographic coverage, and as regulatory and economic environments change, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces.  We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.  In addition, the FDIC and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes.  Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended June 30, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,094	$219	$1,914	$1,129	$82	$9,438
Charge-offs	—	—	(254)	(562)	—	(816)
Recoveries	153	—	431	277	—	861
Provision	(278)	(18)	478	288	(70)	400
Ending balance	$5,969	$201	$2,569	$1,132	$12	$9,883

	Six months ended June 30, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,831	$256	$2,394	$1,239	$30	$9,750
Charge-offs	—	—	(832)	(1,114)	—	(1,946)
Recoveries	329	—	472	578	—	1,379
Provision	(191)	(55)	535	429	(18)	700
Ending balance	$5,969	$201	$2,569	$1,132	$12	$9,883

Reserves:
Specific	$881	$1	$303	$137	$—	$1,322
General	5,088	200	2,266	995	12	8,561
Ending balance	$5,969	$201	$2,569	$1,132	$12	$9,883

Loans evaluated for impairment:
Individually	$11,751	$6	$837	$772	$—	$13,366
Collectively	1,426,425	51,503	279,091	7,514	—	1,764,533
Ending balance	$1,438,176	$51,509	$279,928	$8,286	$—	$1,777,899

	Year ended December 31, 2018
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,786	$208	$2,772	$1,231	$46	$9,043
Charge-offs	(2,474)	—	(608)	(2,226)	—	(5,308)
Recoveries	374	23	148	1,120	—	1,665
Provision	3,145	25	82	1,114	(16)	4,350
Ending balance	$5,831	$256	$2,394	$1,239	$30	$9,750

Reserves:
Specific	$937	$2	$918	$151	$—	$2,008
General	4,894	254	1,476	1,088	30	7,742
Ending balance	$5,831	$256	$2,394	$1,239	$30	$9,750

Loans evaluated for impairment:
Individually	$13,501	$6	$1,744	$821	$—	$16,072
Collectively	1,440,429	49,097	218,289	8,041	—	1,715,856
Ending balance	$1,453,930	$49,103	$220,033	$8,862	$—	$1,731,928

(1)	Includes mortgage warehouse lines.

Note 12 – Operating Leases

We lease space under non-cancelable operating leases for 21 branch locations, three off-site ATM locations, one administrative building and a warehouse.  Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs).  Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component, but are separately accounted for in occupancy expense. The Company recognized lease expense of $1.095 million during the six month period ended June 30, 2019. Lease expense for the six months ended June 30, 2018, prior to the adoption of ASU 2016‑02, was $1.177 million. Most leases include one or more renewal options available to exercise.  The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2019.

At June 30, 2019, the Company’s right-of-use assets and operating lease liabilities were $9.044 million and $9.655 million, respectively. The weighted average lease term for the lease liabilities was 5.3 years, and the weighted average discount rate of remaining payments was 5.5 percent. There were no lease liabilities from new right-of-use assets obtained during the six months ended June 30, 2019. Cash paid on operating leases was $680,000 for the six months ended June 30, 2019.

Maturities of our lease liabilities for all operating leases are as follows (dollars in thousands, unaudited):

Maturities of
Lease Liabilities
2019 (1)	$1,096
2020	2,204
2021	1,993
2022	1,558
2023	1,119
Thereafter	3,939
Total	11,909
Less: present value discount	(2,254)
Lease liability (2)	$9,655

(1)	Contractual maturities for the six months remaining in 2019.
(2)	Lease liability is included in other liabilities.

The following table presents the future minimum rental payments under leases with terms in excess of one year as of December 31, 2018 presented in accordance with ASC Topic 840, “Leases”:

December 31, 2018
2019	$2,190
2020	2,204
2021	1,993
2022	1,558
2023	1,119
Thereafter	3,939
Total	$13,003

Note 13 – Revenue Recognition.

The Company utilizes the guidance found in ASU 2014‑09, Revenue from Contracts with Customers (ASC 606), when accounting for certain noninterest income.  The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Sufficient information should be provided to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company’s revenue streams that are within the scope of and accounted for under Topic 606 include service charges on deposit accounts, debit card interchange fees, and fees levied for other services the Company provides its customers.  The guidance does not apply to revenue associated with financial instruments such as loans and investments, and other noninterest income such as loan servicing fees and earnings on bank-owned life insurance, which are accounted for on an accrual basis under other provisions of GAAP.  In total, approximately 21% of the Company’s noninterest revenue was outside of the scope of the ASC 606 as of June 30, 2019.

All of the company’s revenue from contracts in the scope of ASC 606 is recognized within noninterest income.  The following table presents the Company’s sources of noninterest income for the three- and six-month periods ended June 30, 2019 and 2018.  Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,657	$1,575	$3,223	$3,142
Other service charges on deposits	1,494	1,452	2,871	2,832
Debit card interchange income	1,687	1,486	3,200	2,885
Loss on limited partnerships(1)	(450)	(405)	(900)	(800)
Dividends on equity investments(1)	175	169	406	394
Unrealized gains recognized on equity investments(1)	232	—	232	—
Net gains on sale of securities(1)	22	—	28	—
Other(1)	1,038	1,152	2,702	2,110
Total noninterest income	$5,855	$5,429	$11,762	$10,563

(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

With regard to noninterest income associated with customer contracts, the Company has determined that transaction prices are fixed and performance obligations are satisfied as services are rendered, thus there is little or no judgment involved in the timing of revenue recognition under contracts that are within the scope of ASC 606.

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10‑Q includes forward-looking statements that involve inherent risks and uncertainties.  Words such as “expects”, “anticipates”, “believes”, “projects”, and “estimates” or variations of such words and similar expressions are intended to identify forward-looking statements.  These statements are based on certain underlying assumptions and are not guarantees of future performance, as they could be impacted by a number of potential risks and developments that cannot be predicted with any degree of certainty.  Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements.

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance.  They include, but are not limited to, the risk of unfavorable economic conditions in the Company’s market areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of acquisitions or branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.  Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors disclosed in the Company’s Form 10‑K for the fiscal year ended December 31, 2018.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations.  In Management’s opinion, the Company’s critical accounting policies deal with the following areas:  the establishment of the allowance for loan and lease losses, as explained in detail in Note 11 to the consolidated financial statements and in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 11 to the consolidated financial statements; income taxes and related deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this discussion and analysis.  Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2019 compared to Second Quarter 2018

Net income for the quarter ended June 30, 2019 was $8.829 million, an increase of $837,000, or 10%, relative to net income of $7.992 million for the quarter ended June 30, 2018.  Basic and diluted earnings per share for the second quarter of 2019 were $0.58 and $0.57, respectively, compared to $0.52 basic and diluted earnings per share for the second quarter of 2018.  The Company’s annualized return on average equity was 12.27% and annualized return on average assets was 1.39% for the quarter ended June 30, 2019, compared to 12.44% and 1.34%, respectively, for the quarter ended June 30, 2018.  The primary drivers behind the variance in second quarter net income are as follows:

•

Net interest income increased by $1.399 million, or 6%, due to growth in average interest-earning assets totaling $151 million, or 7%, partially offset by a drop of three basis points in our net interest margin for the comparative quarters.  Organic growth in the average balance of real estate loans was the main factor in the increase in average earning assets.  Our net interest margin fell because the cost of interest-bearing liabilities increased more than our yield on interest-earning assets.

•	The Company’s provision for loan losses was $400,000 in the second quarter of 2019 relative to $300,000 in the second quarter of 2018.
•

Total noninterest income reflects an increase of $426,000, or 8%, despite a large drop in income generated by bank-owned life insurance (BOLI) associated with deferred compensation plans.  Noninterest income for the second quarter of 2019 includes a $232,000 nonrecurring gain resulting from the write up of certain restricted stock pursuant to a periodic assessment of its market value, and a $100,000 nonrecurring gain from the wrap-up of a low-income housing tax credit fund investment.  It also reflects higher service charges on deposits and an increase in debit card interchange income.

•

Total noninterest expense increased by $362,000, or 2%.  Compensation costs and occupancy expenses were roughly the same.  However, there was a $615,000 increase in net OREO expense which was largely driven by nonrecurring gains on the sale of OREO that helped offset expenses in 2018.  That increase was partially offset by a $152,000 drop in nonrecurring acquisition costs, and a $198,000 decline in directors’ deferred compensation costs for the quarterly comparison.

•

The Company’s provision for income taxes was 26.4% of pre-tax income in the second quarter of 2019 relative to 24.9% in the second quarter of 2018, with the increase resulting from a drop in non-taxable BOLI income and a declining level of tax credits relative to higher taxable income.

First Half 2019 compared to First Half 2018

Net income for the first half of 2019 was $17.724 million, an increase of $3.022 million, or 21%, relative to net income of $14.702 million for the first half of 2018.  Basic and diluted earnings per share for the first half of 2019 were $1.16 and $1.15, respectively, compared to $0.96 and $0.95 basic and diluted earnings per share, respectively, for the first half of 2018.  The Company’s annualized return on average equity was 12.62% and annualized return on average assets was 1.41% for the six months ended June 30, 2019, compared to a return on equity of 11.53% and return on assets of 1.25% for the six months ended June 30, 2018.  The primary drivers behind the variance in year-to-date net income are as follows:

•

Net interest income was up by $3.612 million, or 8%, due to the positive impact of an increase of $155 million, or 7%, in average interest-earning assets and a 3 basis point increase in our net interest margin.

•	The Company recorded a $700,000 provision for loan losses in the first half of 2019, relative to a $500,000 provision in 2018.

•

Total noninterest income increased by $1.199 million, or 11%.  The year-to-date variance includes the items noted above in the quarterly summary, except that BOLI income reflects an increase of $401,000 for the year-to-date variance instead of a decline.

•

Total noninterest expense increased by $328,000, or 1%.  As with the quarterly comparison, neither compensation costs nor occupancy expense increased materially but other noninterest expense was up by $259,000, or 2%.  The year-to-date variance in other noninterest expense includes a $407,000 increase in net OREO expense and a $156,000 increase in directors’ deferred compensation expense (related to the increase in BOLI income), partially offset by a $415,000 drop in nonrecurring acquisition costs.

•

The Company’s provision for income taxes was 25.3% of pre-tax income for the first half of 2019 relative to 24.4% for the same period in 2018.  The increase is due primarily to higher pretax income and a lower level of tax credits.

FINANCIAL CONDITION SUMMARY

June 30, 2019 relative to December 31, 2018

The Company’s assets totaled $2.577 billion at June 30, 2019 relative to $2.523 billion at December 31, 2018.  Total liabilities were $2.280 billion at June 30, 2019 compared to $2.249 billion at the end of 2018, and shareholders’ equity totaled $297 million at June 30, 2019 compared to $273 million at December 31, 2018.  The following provides a summary of key balance sheet changes during the first six months of 2019:

•	The Company’s balance of cash and cash equivalents was down $6 million, or 9%, due to a drop in cash items in process of collection and lower vault cash balances.
•	Gross loans increased by $46 million, or 3%, due to higher outstanding balances on mortgage warehouse lines and growth in agricultural loans.
•

Total nonperforming assets, consisting of non-accrual loans and foreclosed assets, were reduced by $1.348 million, or 22%, due to the impact of net loan charge-offs as well as our continued efforts to resolve OREO and nonperforming loan balances.  The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 0.27% at June 30, 2019 compared to 0.36% at December 31, 2018.

•

Other assets did not change materially, since the increase resulting from operating lease right-of-use assets booked at the beginning of 2019, pursuant to our adoption of FASB’s ASU 2016‑02, was largely offset by our first quarter 2019 collection of a receivable established at the end of 2018 for expected proceeds from the sale of a large foreclosed property.

•

Deposit balances reflect growth of $63 million, or 3%, during the first six months of 2019.  Core non-maturity deposits increased by $31 million, or 2%, while customer time deposits increased by $32 million, or 7%.

•	Other liabilities increased by $8 million, or 30%, due in large part to the operating lease liability booked at the beginning of 2019 pursuant to our adoption of FASB’s ASU 2016‑02.
•

Junior subordinated debentures increased slightly from accretion of the discount on trust-preferred securities gained in the Coast acquisition, but other non-deposit borrowings were reduced by $40 million, or 55%.

•

Total capital of $297 million at June 30, 2019 reflects an increase of $24 million, or 9%, relative to year-end 2018 due to capital from the addition of net income and stock option exercises as well as an $11 million positive swing in accumulated other comprehensive income, net of $5.5 million in dividends paid.  There were no share repurchases executed by the Company during the first six months of 2019.

EARNINGS PERFORMANCE

The Company earns income from two primary sources.  The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money.  The second is noninterest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance.  The majority of the Company’s noninterest expense is comprised of operating costs that facilitate offering a broad range of banking services to our customers.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income increased by $1.399 million, or 6%, for the second quarter of 2019 relative to the second quarter of 2018, and by $3.612 million, or 8%, for the first six months of 2019 in comparison to the first six months of 2018.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income can also be impacted by nonrecurring items, as discussed in greater detail below.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	June 30, 2019			June 30, 2018
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$18,795	$115	2.45%	$13,080	$61	1.87%
Taxable	425,498	2,591	2.44%	424,446	2,300	2.17%
Non-taxable	149,555	1,072	3.64%	141,224	1,018	3.66%
Total investments	593,848	3,778	2.74%	578,750	3,379	2.53%

Loans and leases:(3)
Real estate	1,459,871	20,098	5.52%	1,325,251	17,800	5.39%
Agricultural	51,285	793	6.20%	53,867	753	5.61%
Commercial	120,081	1,537	5.13%	124,320	1,489	4.80%
Consumer	8,661	292	13.52%	9,760	297	12.21%
Mortgage warehouse lines	98,249	1,239	5.06%	89,633	1,126	5.04%
Other	3,426	51	5.97%	2,503	39	6.25%
Total loans and leases	1,741,573	24,010	5.53%	1,605,334	21,504	5.37%
Total interest earning assets (4)	2,335,421	27,788	4.82%	2,184,084	24,883	4.62%
Other earning assets	12,505			10,436
Non-earning assets	204,491			205,446
Total assets	$2,552,417			$2,399,966
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$120,018	$88	0.29%	$139,546	$109	0.31%
NOW	437,040	134	0.12%	422,619	116	0.11%
Savings accounts	289,767	77	0.11%	301,528	80	0.11%
Money market	123,482	43	0.14%	153,143	37	0.10%
Certificates of deposit, under $100,000	90,258	289	1.28%	81,419	136	0.67%
Certificates of deposit, $100,000 or more	399,228	2,178	2.19%	299,359	1,116	1.50%
Brokered deposits	47,890	284	2.38%	—	—	—
Total interest bearing deposits	1,507,683	3,093	0.82%	1,397,614	1,594	0.46%
Borrowed funds:
Federal funds purchased	3	—	—	7	—	—
Repurchase agreements	21,698	21	0.39%	15,727	16	0.41%
Short term borrowings	845	5	2.37%	7,985	37	1.86%
TRUPS	34,830	470	5.41%	34,651	436	5.05%
Total borrowed funds	57,376	496	3.47%	58,370	489	3.36%
Total interest bearing liabilities	1,565,059	3,589	0.92%	1,455,984	2,083	0.57%
Demand deposits - noninterest bearing	655,136			656,486
Other liabilities	43,550			29,786
Shareholders' equity	288,672			257,710
Total liabilities and shareholders' equity	$2,552,417			$2,399,966
Interest income/interest earning assets			4.82%			4.62%
Interest expense/interest earning assets			0.61%			0.38%
Net interest income and margin(5)		$24,199	4.21%		$22,800	4.24%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)

Loans are gross of the allowance for possible loan losses.  Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $(186) thousand and $324 thousand for the quarters ended June 30, 2019 and 2018, respectively.

(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(dollars in thousands, unaudited)
	For the six months ended			For the six months ended
	June 30, 2019			June 30, 2018
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$15,152	$188	2.50%	$21,730	$180	1.67%
Taxable	422,217	5,207	2.49%	424,760	4,638	2.20%
Non-taxable	145,962	2,117	3.70%	141,399	2,034	3.67%
Total investments	583,331	7,512	2.79%	587,889	6,852	2.54%

Loans and leases:(3)
Real estate	1,462,061	40,198	5.54%	1,290,119	34,444	5.38%
Agricultural	50,919	1,573	6.23%	52,009	1,411	5.47%
Commercial	121,332	3,116	5.18%	125,810	2,869	4.60%
Consumer	8,689	606	14.06%	10,125	590	11.75%
Mortgage warehouse lines	80,782	2,166	5.41%	86,508	2,103	4.90%
Other	3,268	100	6.17%	2,756	91	6.66%
Total loans and leases	1,727,051	47,759	5.58%	1,567,327	41,508	5.34%
Total interest earning assets (4)	2,310,382	55,271	4.87%	2,155,216	48,360	4.58%
Other earning assets	12,094			10,316
Non-earning assets	207,038			203,433
Total assets	$2,529,514			$2,368,965
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$109,692	$160	0.29%	$128,250	$197	0.31%
NOW	437,124	260	0.12%	415,946	233	0.11%
Savings accounts	288,776	151	0.11%	297,644	155	0.11%
Money market	126,070	84	0.13%	158,951	79	0.10%
Certificates of deposit, under $100,000	90,301	567	1.27%	81,558	244	0.60%
Certificates of deposit, $100,000 or more	390,637	4,216	2.18%	296,704	2,004	1.36%
Brokered deposits	48,939	610	2.51%	—	—	—
Total interest bearing deposits	1,491,539	6,048	0.82%	1,379,053	2,912	0.43%
Borrowed funds:
Federal funds purchased	560	—	—	8	—	—
Repurchase agreements	19,500	39	0.40%	12,783	25	0.39%
Short term borrowings	4,463	58	2.62%	4,484	41	1.84%
TRUPS	34,806	954	5.53%	34,628	822	4.79%
Total borrowed funds	59,329	1,051	3.57%	51,903	888	3.45%
Total interest bearing liabilities	1,550,868	7,099	0.92%	1,430,956	3,800	0.54%
Demand deposits - noninterest bearing	654,029			650,041
Other liabilities	41,363			30,855
Shareholders' equity	283,254			257,113
Total liabilities and shareholders' equity	$2,529,514			$2,368,965
Interest income/interest earning assets			4.87%			4.58%
Interest expense/interest earning assets			0.62%			0.36%
Net interest income and margin(5)		$48,172	4.25%		$44,560	4.22%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)

Loans are gross of the allowance for possible loan losses.  Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $(177) thousand and $463 thousand for the six months ended June 30, 2019 and 2018, respectively.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended June 30,			Six months ended June 30,
	2019 over 2018			2019 over 2018
	Increase (decrease) due to			Increase (decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$27	$27	$54	$(54)	$62	$8
Taxable	6	285	291	(28)	597	569
Non-taxable	60	(6)	54	66	17	83
Total investments	93	306	399	(16)	676	660
Loans and leases:
Real estate	1,808	490	2,298	4,591	1,163	5,754
Agricultural	(36)	76	40	(30)	192	162
Commercial	(51)	99	48	(102)	349	247
Consumer	(33)	28	(5)	(84)	100	16
Mortgage warehouse	108	5	113	(139)	202	63
Other	14	(2)	12	17	(8)	9
Total loans and leases	1,810	696	2,506	4,253	1,998	6,251
Total interest earning assets	$1,903	$1,002	$2,905	$4,237	$2,674	$6,911
Liabilities
Interest bearing deposits:
Demand deposits	$(15)	(6)	$(21)	$(29)	$(8)	$(37)
NOW	4	14	18	12	15	27
Savings accounts	(3)	—	(3)	(5)	1	(4)
Money market	(7)	13	6	(16)	21	5
Certificates of deposit, under $100,000	15	138	153	26	297	323
Certificates of deposit, $100,000 or more	372	690	1,062	634	1,578	2,212
Brokered deposits	—	284	284	—	610	610
Total interest bearing deposits	366	1,133	1,499	622	2,514	3,136
Borrowed funds:
Repurchase agreements	6	(1)	5	13	1	14
Short term borrowings	(33)	1	(32)	—	17	17
TRUPS	2	32	34	4	128	132
Total borrowed funds	(25)	32	7	17	146	163
Total interest bearing liabilities	341	1,165	1,506	639	2,660	3,299
Net interest income	$1,562	$(163)	$1,399	$3,598	$14	$3,612

The volume variance calculated for the second quarter of 2019 relative to the second quarter of 2018 was a favorable $1.562 million due to an increase of $151 million, or 7%, in the average balance of interest-earning assets, resulting from organic growth in loans and a $15 million increase in the average balance of investments.  There was an unfavorable rate variance of $163,000 for the comparative quarters, since the weighted average cost of interest-bearing liabilities increased by 35 basis points while the weighted average yield on interest-earning assets was up by only 20 basis points.  The comparative results can also be impacted by nonrecurring interest items such as interest recoveries on non-accrual loans, interest reversals for loans placed on non-accrual status, accelerated fee recognition and prepayment penalties for premature loan payoffs, and late fees.  Nonrecurring items added $65,000 to interest income in the second quarter of

2019 relative to $126,000 in the second quarter of 2018.  With regard to yield and rate increases, loan yields have generally risen due to the impact of higher short-term index rates on variable-rate loans and a relatively large volume of new fixed-rate and adjustable-rate loans booked at higher interest rates, although those increases were partially offset by the impact of competitive forces as well as a drop in discount accretion on acquisition loans.  Investment yields have increased in response to principal reinvested in what has been a rising interest rate environment for much of the past few years.  Rates paid on non-maturity deposits increased slightly for the comparative periods, but the weighted average cost of interest-bearing liabilities went up primarily because of the addition of brokered deposits, and in response to higher rates paid on time deposits and adjustable-rate trust-preferred securities (“TRUPS”).

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 4.21% in the second quarter of 2019, down three basis points relative to the second quarter of 2018.  The drop in discount accretion on loans from whole-bank acquisitions had a significant impact, enhancing our net interest margin by only five basis points in the second quarter of 2019 as compared to 11 basis points in the second quarter of 2018.

Net interest income in the first six months of 2019 relative to the first six months of 2018 reflects a favorable variance of $3.598 million attributable to volume changes, and a small favorable rate variance.  The volume variance for the half was due primarily to an increase of $155 million, or 7%, in average interest-earning assets.  The Company’s net interest margin for the first half of 2019 was 4.25%, as compared to 4.22% in the first half of 2018.  Nonrecurring interest income totaled $272,000 for the first six months of 2019 and $227,000 and for the first six months of 2018, and discount accretion on loans from whole-bank acquisitions enhanced our net interest margin by four basis points in the first half of 2019 as compared to eight basis points in the first half 2018.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses.  The Company recorded a loan loss provision of $400,000 in the second quarter of 2019 relative to $300,000 in the second quarter of 2018, and a year-to-date loan loss provision totaling $700,000 in 2019 as compared to $500,000 in 2018.  The 2019 provision was deemed necessary subsequent to Management’s determination of the appropriate level for the Company’s allowance for loan and lease losses, taking into consideration overall credit quality, growth in outstanding loan balances, and reserves required for specifically identified impaired loan balances.  Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance.  The Company recorded net recoveries of $45,000 on charged-off loans in the second quarter of 2019, as compared to $155,000 in net charge-offs in the second quarter of 2018.  For the first six months, net charge-offs were $567,000 in 2019 and $407,000 in 2018.

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

The Company’s policies for monitoring the adequacy of the allowance, determining loan balances that should be charged off, and other detailed information with regard to changes in the allowance are discussed in Note 11 to the consolidated financial statements, and below under “Allowance for Loan and Lease Losses.”  The process utilized to establish an appropriate allowance for loan and lease losses can result in a high degree of variability in the Company’s loan loss provision, and consequently in our net earnings.

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three- and six-month periods ended June 30, 2019 and 2018:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended June 30,				For the six months ended June 30,
NONINTEREST INCOME:	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total
Service charges on deposit accounts	$3,151	53.81%	$3,027	55.76%	$6,094	51.81%	$5,974	56.56%
Other service charges and fees	2,514	42.94%	2,225	40.98%	4,777	40.61%	4,375	41.43%
Net gains on sale of securities available-for-sale	22	0.38%	—	—	28	0.24%	—	—
Bank-owned life insurance	127	2.17%	423	7.79%	1,027	8.73%	626	5.93%
Other	41	0.70%	(246)	-4.53%	(164)	-1.39%	(412)	-3.92%
Total noninterest income	$5,855	100.00%	$5,429	100.00%	$11,762	100.00%	$10,563	100.00%
As a % of average interest-earning assets (1)		1.01%		1.00%		1.03%		0.99%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$8,994	50.93%	$8,997	52.02%	$18,237	51.36%	$18,180	51.68%
Occupancy costs
Furniture & equipment	692	3.92%	608	3.52%	1,215	3.42%	1,234	3.51%
Premises	1,758	9.96%	1,843	10.66%	3,596	10.13%	3,565	10.13%
Advertising and marketing costs	560	3.17%	689	3.98%	1,252	3.53%	1,310	3.72%
Data processing costs	1,255	7.11%	1,284	7.42%	2,507	7.06%	2,555	7.26%
Deposit services costs	2,124	12.03%	1,355	7.84%	3,893	10.96%	2,593	7.37%
Loan services costs
Loan processing	205	1.16%	245	1.42%	376	1.06%	566	1.61%
Foreclosed assets	41	0.23%	(574)	-3.32%	61	0.17%	(346)	-0.98%
Other operating costs
Telephone & data communications	317	1.80%	432	2.50%	624	1.76%	759	2.16%
Postage & mail	81	0.46%	235	1.36%	276	0.78%	511	1.45%
Other	459	2.60%	442	2.56%	803	2.26%	769	2.19%
Professional services costs
Legal & accounting	524	2.97%	533	3.08%	935	2.63%	965	2.74%
Acquisition costs	(1)	-0.01%	151	0.87%	22	0.06%	437	1.24%
Other professional service	437	2.48%	653	3.78%	1,374	3.87%	1,232	3.50%
Stationery & supply costs	101	0.57%	344	1.98%	156	0.44%	665	1.89%
Sundry & tellers	109	0.62%	57	0.33%	182	0.51%	186	0.53%
Total noninterest expense	$17,656	100.00%	$17,294	100.00%	$35,509	100.00%	$35,181	100.00%
As a % of average interest-earning assets (1)		3.03%		3.18%		3.10%		3.29%
Efficiency ratio (2)	58.17%		60.44%		58.46%		63.01%

(1)	Annualized
(2)	Tax equivalent

Total noninterest income reflects increases of $426,000, or 8%, for the quarterly comparison and $1.199 million, or 11% for the year-to-date period.  Those increases include nonrecurring gains recorded in the second quarter of 2019, including $232,000 from the write up of certain restricted stock pursuant to a periodic assessment of its market value and $100,000 from the wrap-up of a low-income housing tax credit fund investment.  Total noninterest income was an annualized 1.01% of average interest-earning assets in the second quarter of 2019 relative to 1.00% in the second quarter of 2018, and 1.03% for the first six months of 2018 relative to 0.99% for the first six months of 2018.

Service charges on deposit accounts increased by $124,000, or 4%, in the second quarter of 2019 relative to the second quarter of 2018 and by $120,000, or 2%, for the comparative year-to-date periods due to a higher number of deposit accounts and a higher level of account activity .  Other service charges, commissions, and fees increased by $289,000, or 13%, for the second quarter comparison and $402,000, or 9%, for the year-to-date period due in large part to a higher level of debit card interchange fees.  There were minimal net gains on investment securities in 2019, and none in 2018.

BOLI income fell by $296,000, or 70%, in the second quarter of 2019 but reflects an increase of $401,000, or 64%, for the first six months of 2019, in comparison to the same periods in 2018.  BOLI income is derived from two types of policies owned by the Company, namely “separate account” and “general account” life insurance, and the change in BOLI income in 2019 relative to 2018 is due almost entirely to fluctuations in separate account BOLI income.  The Company had $7.2 million invested in separate account BOLI at June 30, 2019, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers.  Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals).  The Company recorded a loss of $118,000 on separate account BOLI in the second quarter of 2019 relative to a gain of $176,000 in the second quarter of 2018, for an absolute decline of $294,000.  For the first six months, net gains on separate account BOLI totaled $544,000 in 2019 as compared $136,000 in 2018, for an increase of $408,000.  As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their net impact on taxable income tends to be minimal.  The Company’s books also reflect a net cash surrender value of $42.0 million for general account BOLI at June 30, 2019.  General account BOLI generates income that helps offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits.  Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent.

The “Other” category under noninterest income often reflects negative amounts because it includes amortization expense associated with our investments in low-income housing tax credit funds and other limited partnership investments, which is netted against other noninterest income.  This line item also includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock (including our equity investment in the Federal Home Loan Bank), and other miscellaneous income.  Other noninterest income has favorable variances of $287,000 for the second quarter and $248,000 for the first six months.  It was impacted by nonrecurring items in the second quarter of 2019, as noted above, namely the $232,000 write up of certain restricted stock and the $100,000 gain from the conclusion of a low-income housing tax credit fund investment.

Total noninterest expense increased by $362,000, or 2%, in the second quarter of 2019 relative to the second quarter of 2018, and by $328,000, or 1%, in the first six months of 2019 as compared to the first six months of 2018.  The variances in other noninterest expense include increases in net OREO expense, largely driven by nonrecurring OREO gains that helped offset expenses in 2018, and the offsetting impact of lower nonrecurring acquisition costs in 2019.  The absolute increase in foreclosed asset costs was $615,000 for the second quarter comparison, and $407,000 for the comparative year-to-date periods.  Acquisition costs were minimal in 2019, but totaled $151,000 in the second quarter of 2018 and $437,000 for the first half of 2018.  Noninterest expense dropped to 3.03% of average earning assets in the second quarter of 2019 from 3.18% for the second quarter of 2018, and was 3.10% of average earning assets for the first six months of 2019 relative to 3.29% for the first six months of 2018.

The largest component of operating expense, salaries and employee benefits, did not change materially in 2019 compared to 2018, as selective staff reductions offset salary adjustments in the normal course of business and an increase stemming from a drop in deferred loan origination salaries.  Salaries directly related to successful loan originations are removed from compensation expense and amortized as loan costs over the life of the related loans, which reduces current period compensation expense.  Loan origination salaries that were deferred from current expense totaled $832,000 in the second quarter of 2019 and $992,000 in the second quarter of 2018, and $1.816 million in the first six months of 2019 relative to $2.032 million in the first six months of 2018, representing reductions of $160,000 and $216,000, respectively, due to variability in successful organic loan origination activity.  The Company had 529 full-time equivalent employees at June 30, 2019 relative to 565 at June 30, 2018.  Salaries and benefits were 51% of total operating expense for the second quarter and first six months of 2019, in comparison to 52% in the second quarter and first six months of 2018.

As with compensation expense, total occupancy expense was roughly the same in 2019 as in 2018.  Other expense categories were well-controlled for the most part and were favorably impacted by efficiency gains in some areas.  A notable exception was Deposit Services Costs, which increased due in part to higher ATM costs resulting in large part from nonrecurring expenditures for upgrades and repairs.  Deposit costs were also unfavorably impacted by a mid-first quarter 2019 reclassification of statement costs from supplies and postage expense to Deposit Services Costs, which totaled $399,000 for the second quarter of 2019 and $656,000 for the first six months.  Other Professional Service expense fell by $216,000 for the quarter but increased by $142,000 for the year-to-date comparison due to variability in directors deferred compensation accruals, related to changes in BOLI income.  As discussed above, variances in overhead expense also include increases in foreclosed asset expenses that were partially offset by the positive impact of lower nonrecurring acquisition costs.

The Company’s tax-equivalent overhead efficiency ratio was 58.17% in the second quarter of 2019 relative to 60.44% in the second quarter of 2018, and was 58.46% for the first six months of 2019 in comparison to 63.01% for the same period in 2018.  The overhead efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for loan losses and investment gains/losses are excluded from the equation.  Our overhead efficiency ratio improved in 2019 due to a higher level of net interest and noninterest income, combined with limited increases in noninterest expense.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis.  The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits.  Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions.  Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds.  The Company’s provision for income taxes was 26.4% of pre-tax income in the second quarter of 2019 relative to 24.9% in the second quarter of 2018, and 25.3% of pre-tax income for the first half of 2019 relative to 24.4% for the same period in 2018.  The increase for 2019 is due to higher pretax income and a lower level of tax credits; the quarterly comparison was also negatively impacted by a lower level of tax-exempt BOLI income.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  The Company’s investments can serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Surplus FRB balances and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.  Aggregate investments totaled $579 million, or 22% of total assets at June 30, 2019 and $562 million, or 22% of total assets at December 31, 2018.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances held primarily in our Federal Reserve Bank account totaled $2 million at June 30, 2019 and December 31, 2018.  The Company’s investment securities portfolio had a book balance of $577 million at June 30, 2019, reflecting a net increase of $17 million, or 3%, for the first six months of 2019.  The Company carries investments at their fair market values.  We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  The expected average life for bonds in our investment portfolio was 3.9 years and their average effective duration was 2.8 years at June 30, 2019, down from an expected average life of 4.1 years and an average effective duration of 3.3 years at year-end 2018.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2019		December 31, 2018
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
U.S. government agencies	$15,262	$15,296	$15,553	$15,212
Mortgage-backed securities	405,025	406,091	414,208	404,733
State and political subdivisions	150,978	155,879	140,181	140,534
Total securities	$571,265	$577,266	$569,942	$560,479

The net unrealized gain on our investment portfolio, or the amount by which aggregate fair market values exceeded amortized cost, was $6 million at June 30, 2019, an absolute difference of $15 million relative to the net unrealized loss of $9 million at December 31, 2018.  The change was caused by the favorable impact of declining long-term market interest rates on fixed-rate bond values.  The balance of U.S. Government agency securities in our portfolio increased slightly during the first six months of 2019 due primarily to higher market values.  Mortgage-backed securities also increased marginally, since bond purchases and positive changes in fair market values exceeded the impact of prepayments and bond sales.  Municipal bond balances increased by $15 million, or 11%, as bond purchases and higher market valuations offset the impact of bond sales, maturities and redemptions.  Municipal bonds purchased in recent periods have strong underlying ratings, and we review all municipal bonds in our portfolio every quarter for potential impairment.

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, repurchase agreements, and other purposes as required or permitted by law totaled $223 million at June 30, 2019 and $217 million at December 31, 2018, leaving $354 million in unpledged debt securities at June 30, 2019 and $343 million at December 31, 2018.  Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $62 million at June 30, 2019 and $9 million at December 31, 2018.

LOAN AND LEASE PORTFOLIO

Gross loans and leases reflect a net increase of $46 million, or 3%, growing to $1.778 billion at June 30, 2019 from $1.732 billion at December 31, 2018 due primarily to an increase in outstanding balances on mortgage warehouse lines.  A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below.  The balances in the table are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.  While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	June 30, 2019	December 31, 2018
Real estate:
1-4 family residential construction	$105,618	$105,676
Other construction/land	108,342	109,023
1-4 family - closed-end	218,618	236,825
Equity lines	53,709	56,320
Multi-family residential	53,602	54,877
Commercial real estate - owner occupied	322,027	301,324
Commercial real estate - non-owner occupied	423,641	438,344
Farmland	152,619	151,541
Total real estate	1,438,176	1,453,930
Agricultural	51,509	49,103
Commercial and industrial	124,974	128,220
Mortgage warehouse lines	154,954	91,813
Consumer loans	8,286	8,862
Total loans and leases	$1,777,899	$1,731,928
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	5.94%	6.10%
Other construction/land	6.09%	6.29%
1-4 family - closed-end	12.30%	13.67%
Equity lines	3.02%	3.25%
Multi-family residential	3.01%	3.17%
Commercial real estate - owner occupied	18.11%	17.40%
Commercial real estate - non-owner occupied	23.83%	25.32%
Farmland	8.58%	8.75%
Total real estate	80.88%	83.95%
Agricultural	2.90%	2.84%
Commercial and industrial	7.03%	7.40%
Mortgage warehouse lines	8.72%	5.30%
Consumer loans	0.47%	0.51%
Total loans and leases	100.00%	100.00%

For the first six months of 2019, total real estate loans declined by $16 million, or 1%, due to a drop of $18 million in closed-end residential real estate loans.  Residential real estate loans have been declining since the Company made the deliberate decision to discontinue such lending at the end of 2018, thus maturing balances and prepayments are no longer being replaced.  Commercial real estate loans, on the other hand, grew by a net $6 million, or 1%, with a slight shift into loans secured by owner-occupied properties from loans secured by non-owner occupied properties.  That said, heightened competitive forces have had an adverse impact on our ability to grow commercial real estate loan balances in recent periods.  Loans secured by farmland were up slightly, and agricultural production loans increased by $2 million, or 5%, for the first six months of 2019.  Commercial and industrial loan and lease balances reflect a net decline of $3 million, or 3%.  The Company’s only loan category to experience significant growth during the first six months of 2019 was mortgage warehouse lines, as utilization on those lines doubled to 46% at June 30, 2019 from 23% at December 31, 2018.  The increase is the result of market factors favorably impacting home refinancing and purchase activity, as well as heightened business development efforts and internal pricing adjustments enacted by the Company mid-second quarter 2019.

Management remains focused on quality loan growth, but this year there appear to be fewer lending opportunities which meet our credit and yield criteria and competition for those loans has intensified.  Moreover, we are still experiencing occasional surges in prepayments as well as significant fluctuations in mortgage warehouse lending, thus no assurance can be provided with regard to future net growth in aggregate loan balances.

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

Nonperforming assets and performing troubled debt restructurings

(dollars in thousands, unaudited)

	June 30, 2019	December 31, 2018	June 30, 2018
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$43	$82	$66
1-4 family - closed-end	1,454	799	804
Equity lines	467	408	430
Commercial real estate - owner occupied	1,472	605	257
Commercial real estate - non-owner occupied	—	49	85
Farmland	25	1,642	32
TOTAL REAL ESTATE	3,461	3,585	1,674
Agriculture	—	—	—
Commercial and industrial	569	1,425	1,333
Consumer loans	90	146	86
TOTAL NONPERFORMING LOANS	4,120	5,156	3,093

Foreclosed assets	770	1,082	2,112
Total nonperforming assets	$4,890	$6,238	$5,205
Performing TDRs (1)	$9,246	$10,920	$11,981
Nonperforming loans as a % of total gross loans and leases	0.23%	0.30%	0.19%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.27%	0.36%	0.32%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $1.348 million, or 22%, during the first six months of 2019, due to reductions resulting from net charge-offs and our continued focus on credit quality improvement.  The $4 million balance of nonperforming loans at June 30, 2019 includes certain TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming loans and were thus classified as such.  As shown in the table, we also had $9 million in loans classified as performing TDRs on which we were still accruing interest as of June 30, 2019, a reduction of $1.674 million, or 15%, relative to December 31, 2018.

Foreclosed assets had a carrying value of $770,000 at June 30, 2019, comprised of 10 properties classified as OREO and one mobile home.  This represents a reduction of $312,000, or 29%, relative to year-end 2018 when foreclosed assets totaled $1.082 million, consisting of 11 properties classified as OREO.  The balance reduction came from write-downs on OREO and the sale of a few small properties during the first six months of 2019.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.27% of gross loans and leases plus foreclosed assets at June 30, 2019, down from 0.36% at December 31, 2018 and 0.32% at June 30, 2018.  An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed.  Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was $9.9 million at June 30, 2019, a slight increase relative to December 31, 2018 resulting from a $700,000 loan loss provision plus recoveries recorded during the six-month period, net of loan balances charged-off against the allowance.  Because the increase in the allowance was proportionate with loan growth, the allowance for loan and lease losses was 0.56% of total loans at June 30, 2019, December 31, 2018 and June 30, 2018.  The ratio of the Company’s allowance to total loans has been at relatively low levels in recent periods, as facilitated by the following circumstances:  some charge-offs have been recorded against pre-established reserves, alleviating the need for reserve replenishment; acquisition loans were booked at their fair values, and thus did not initially require a loan loss allowance; favorable trends in loan loss rates have had a positive impact on general reserves established for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.  The ratio of the allowance to nonperforming loans was 239.88% at June 30, 2019, relative to 189.10% at December 31, 2018 and 295.38% at June 30, 2018.  A separate allowance of $384,000 for potential losses inherent in unused commitments is included in other liabilities at June 30, 2019.

The following table summarizes activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the three months	For the three months	For the six months	For the six months	For the year
	ended June 30,	ended June 30,	ended June 30,	ended June 30,	ended December 31,
Balances:	2019	2018	2019	2018	2018
Average gross loans and leases outstanding during period (1)	$1,741,573	$1,605,334	$1,727,051	$1,567,327	$1,625,732
Gross loans and leases outstanding at end of period	$1,777,899	$1,624,344	$1,777,899	$1,624,344	$1,731,928

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,438	$8,991	$9,750	$9,043	$9,043
Provision charged to expense	400	300	700	500	4,350
Charge-offs
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	—	4
1-4 family - closed-end	—	—	—	5	5
Equity lines	—	104	—	125	125
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	—	—
Commercial real estate- non-owner occupied	—	—	—	—	2,341
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	—	104	—	130	2,475
Agricultural	—	—	—	—	—
Commercial and industrial	254	68	832	101	608
Consumer loans	562	523	1,114	1,088	2,225
Total	$816	$695	$1,946	$1,319	$5,308
Recoveries
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	—	—
1-4 family - closed-end	4	3	9	5	10
Equity lines	2	19	23	82	134
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	230	—	229	230
Commercial real estate- non-owner occupied	147	—	297	—	—
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	153	252	329	316	374
Agricultural	—	—	—	—	22
Commercial and industrial	431	17	472	45	148
Consumer loans	277	271	578	551	1,121
Total	$861	$540	$1,379	$912	$1,665
Net loan charge offs (recoveries)	$(45)	$155	$567	$407	$3,643
Balance at end of period	$9,883	$9,136	$9,883	$9,136	$9,750

RATIOS
Net charge-offs to average loans and leases (annualized)	-0.01%	0.04%	0.07%	0.05%	0.22%
Allowance for loan losses to gross loans and leases at end of period	0.56%	0.56%	0.56%	0.56%	0.56%
Allowance for loan losses to nonperforming loans	239.88%	295.38%	239.88%	295.38%	189.10%
Net loan charge-offs to allowance for loan losses at end of period	-0.46%	1.70%	5.74%	4.45%	37.36%
Net loan charge-offs to provision for loan losses	-11.25%	51.67%	81.00%	81.40%	83.75%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As reflected in the table above, the Company recorded a loan loss provision of $400,000 in the second quarter of 2019 compared to $300,000 in the second quarter of 2018, and a loan loss provision of $700,000 for the first half of 2019 relative to $500,000 for the first half of 2018.  Net balances recovered on previously charged-off loans were $45,000 in the second quarter of 2019, while net loans charged off against the allowance totaled $155,000 in the second quarter of

2018.  Net charge-offs were $567,000 for the first six months of 2019 relative to $407,000 during the first six months of 2018.  Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end.  The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at June 30, 2019 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.  Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  It is unlikely that all unused commitments will ultimately be drawn down.  Unused commitments to extend credit totaled $596 million at June 30, 2019 and $782 million at December 31, 2018, representing approximately 34% of gross loans outstanding at June 30, 2019 and 45% at December 31, 2018.  The drop in unused commitments is due in part to the increase in outstanding balances on mortgage warehouse lines, but commercial and residential construction loan commitments have also declined.  The Company also had undrawn letters of credit issued to customers totaling $10 million at June 30, 2019 and $9 million at December 31, 2018.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10‑Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $105 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans that are pledged to the FHLB by the Company.  For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions.  Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank.  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds.  The Company’s balance of non-earning cash and due from banks was $66 million at June 30, 2019 relative to $72 million at December 31, 2018, with the decrease due primarily to a reduction in vault cash and a lower amount of cash items in process of collection.  The average balance of non-earning cash and due from banks, which is a better measure for ascertaining trends, was $60 million for the first six months of 2019 relative to $61 million for the year in 2018.  The reduction in the average balance is due to concentrated efforts to improve cash management efficiency.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”  Net premises and equipment declined by $1.115 million, or 4%, during the first six months of 2019 as the result of depreciation recorded on fixed assets.  Goodwill was $27 million at June 30, 2019, unchanged for the first six months of 2019, but other intangible assets were down $537,000, or 8%, due to amortization expense recorded on core deposit intangibles.  The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has concluded that no impairment exists as of June 30, 2019.  Bank-owned life insurance, with a balance of $49 million at June 30, 2019, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

The aggregate balance of “Other assets” was $49.5 million at June 30, 2019, compared to $50.6 million at December 31, 2018.  While the ending balance is down only $1 million, or 2%, there were significant changes within other assets during the first six months of 2019 including the following:  a $9.0 million increase resulting from operating lease assets booked at the beginning of 2019, pursuant to our adoption of FASB’s ASU 2016‑02; a reduction of $7.6 million resulting from our first quarter 2019 collection of a receivable established at the end of 2018 for expected proceeds from the sale of a large foreclosed property; a $4.5 million reduction in our deferred tax asset; a $1.5 million increase in current prepaid taxes; and, a $1.0 million increase in restricted stock.  At June 30, 2019, the balance of other assets included as its largest components a $12.7 million investment in restricted stock, an operating lease right-of-use asset totaling $9.0 million, accrued interest receivable totaling $8.9 million, a net deferred tax asset of $4.1 million, a $5.0 million investment in low-income housing tax credit funds, and a $3.0 million investment in a small business investment corporation.  Restricted stock is comprised of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings and an equity investment in a correspondent bank, neither of which is deemed to be marketable or liquid.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits represent another key balance sheet category impacting the Company’s net interest margin and profitability metrics.  Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity accounts such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates paid by deposit type for the three- and six-month periods ended June 30, 2019 and 2018 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.”  A distribution of the Company’s deposits by type, showing the period-end balance and percentage of total deposits, is presented as of the dates indicated in the following table.

Deposit Distribution

(dollars in thousands, unaudited)

	June 30, 2019	December 31, 2018
Noninterest bearing demand deposits	$658,900	$662,527
Interest bearing demand deposits	129,733	101,243
NOW	441,030	434,483
Savings	289,872	283,953
Money market	117,010	123,807
Time, under $250,000	225,937	212,901
Time, $250,000 or more	266,616	247,426
Brokered deposits	50,000	50,000
Total deposits	$2,179,098	$2,116,340

Percentage of Total Deposits
Noninterest bearing demand deposits	30.24%	31.31%
Interest bearing demand deposits	5.95%	4.78%
NOW	20.24%	20.53%
Savings	13.30%	13.42%
Money market	5.37%	5.85%
Time, under $250,000	10.37%	10.06%
Time, $250,000 or more	12.24%	11.69%
Brokered deposits	2.29%	2.36%
Total	100.00%	100.00%

Deposit balances reflect net growth of $63 million, or 3%, during the first six months of 2019.  Non-maturity deposits were up $31 million, or 2%, while customer time deposits increased by $32 million, or 7%, and wholesale brokered deposits were unchanged.  All of our deposit growth was organic in nature, but it does include some seasonal increases in deposit balances.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth.  Our deposit-targeted promotions are still favorably impacting growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although given the current highly competitive market for deposits no assurance can be provided with regard to future increases in core deposit balances.

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

Total non-deposit interest-bearing liabilities were down $40 million, or 37%, for the first six months of 2019, due to a drop in borrowings from the FHLB that was partially offset by an increase in customer repurchase agreements.  The Company had $8.5 million in borrowings from the FHLB at June 30, 2019 relative to $56.1 million at December 31, 2018, and there were no overnight federal funds purchased from other correspondent banks or advances from the FRB on our books at June 30, 2019 or December 31, 2018.  Repurchase agreements totaled $24 million at June 30, 2019 relative to a balance of $16 million at year-end 2018, for an increase of $8 million.  Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  The Company had junior subordinated debentures totaling $34.9 million at June 30, 2019 and $34.8 million at December 31, 2018, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.    The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016.

OTHER NONINTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  The Company’s balance of other liabilities increased by $8 million, or 30%, during the first six months of 2019 due in large part to the liability established as an offset to the operating lease right-of-use asset noted above.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks and the FHLB totaled $542 million at June 30, 2019.  An additional $59 million in credit is available from the FHLB if the Company were to pledge sufficient collateral and maintain the required amount of FHLB stock.  The Company was also eligible to borrow approximately $74 million at the Federal Reserve Discount Window based on pledged assets at June 30, 2019.  Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of June 30, 2019, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $416 million of the Company’s investment balances, as compared to $352 million at December 31, 2018.  Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $105 million at June 30, 2019 and $95 million at December 31, 2018.  Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 69% and 16%, respectively, at June 30, 2019, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.”  Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets, including ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at June 30, 2019.  The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, shareholder dividends, and stock repurchases.  Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations.  Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future.  Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2018 which was filed with the SEC.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least six other interest rate scenarios in conducting our rolling 12‑month net interest income simulations:  upward shocks of 100, 200, and 300 basis points, and downward shocks of 100, 200, and 300 basis points.  Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time.  We currently utilize an additional upward rate shock scenario of 400 basis points.  Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.  As of June 30, 2019 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$15,810	-$8,442	-$3,729	+$1,202	+$1,847	+$2,481	+$2,573
% Change	-16.39%	-8.75%	-3.86%	+1.25%	+1.91%	+2.57%	+2.67%

Our current simulations indicate that the Company’s net interest income will increase slightly over the next 12 months in a rising rate environment, but a drop in interest rates could have a substantial negative impact.  In prior periods the simulations projected sizeable gains in net interest income in rising rate scenarios, but balance sheet changes such as the addition of fixed-rate loans and adjustable-rate loans with longer reset periods, and the increase in short-term interest rates over the past few years have significantly diminished that effect.  If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $1.202 million, or 1.25%, relative to a stable interest rate scenario, with the favorable variance increasing marginally as interest rates rise higher.  If interest rates were to decline by 100 basis points, however, net interest income would likely be around $3.729 million lower than in a stable interest rate scenario, for a negative variance of 3.86%.  The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view material interest rate reductions as unlikely in the near term, the potential percentage drop in net interest income in the “down 300 basis points” interest rate scenario exceeds our internal policy guidelines and we will continue to monitor our interest rate risk profile and implement remedial changes as deemed appropriate.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas).  When a static balance sheet and a stable interest rate environment are assumed, projected annual net interest income is close to $1 million lower than in our standard simulation.  However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from excessive non-maturity deposit runoff and/or unfavorable deposit rate changes in rising rate scenarios.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates.  Our EVE had been increasing due to asset growth and rising discount rates, which result in a larger benefit assessed to non-maturity deposits, but that trend reversed in the second quarter of 2019 as loan growth slowed and interest rates started to fall.  The table below shows estimated changes in the Company’s EVE as of June 30, 2019, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	-$147,454	-$162,983	-$84,297	+$43,571	+$69,015	+$83,884	+$92,095
% Change	-24.95%	-27.58%	-14.27%	+7.37%	+11.68%	+14.20%	+15.58%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve.  The decline in EVE reverses somewhat as interest rates drop more than 200 basis points, while the rate of increase in EVE begins to taper off the higher interest rates rise.  This phenomenon is caused by the relative durations of our fixed-rate assets and liabilities, combined with optionality inherent in our balance sheet.  We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of adverse movement in loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates.  Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased.  Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $296.9 million at June 30, 2019, comprised of $113.0 million in common stock, $3.2 million in additional paid-in capital, $176.3 million in retained earnings, and accumulated other comprehensive income of $4.2 million.  At the end of 2018, total shareholders’ equity was $273.0 million.  The increase for the first six months of 2019 is due to the addition of capital from net income and stock options exercised as well as a $10.9 million favorable swing in accumulated other comprehensive income (moving from a $6.7 million loss to $4.2 million income), net of the impact of cash dividends paid.  There were no share repurchases executed by the Company during the six months ended June 30, 2019.

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

Regulatory Capital Ratios

	June 30,	December 31,	Minimum Requirement
	2019	2018	to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	12.95%	12.61%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.68%	14.38%	8.00%
Total Capital to Risk-weighted Assets	15.19%	14.89%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.73%	11.49%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.57%	14.25%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.57%	14.25%	8.00%
Total Capital to Risk-weighted Assets	15.08%	14.77%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.64%	11.39%	5.00%

Our risk-based capital ratios increased during the first six months of 2019, as growth in risk-based capital outpaced growth in risk-adjusted assets.  Our capital ratios are strong relative to the median for peer financial institutions, and remain well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991.  We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

PART I – FINANCIAL INFORMATION

Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business.  In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10‑K for the fiscal year ended December 31, 2018.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In September 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans.  The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program can be suspended at any time at Management’s discretion.  The Company did not repurchase any shares in the second quarter of 2019 and in fact has not engaged in repurchase activity since the fourth quarter of 2016, thus there were 478,954 authorized shares remaining available for repurchase at June 30, 2019.  Management has recently explored the possibility of resuming stock repurchase activity.  If a decision is made to pursue that course of action, Management intends to file an 8-K at the appropriate time.

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

3.1	Restated Articles of Incorporation of Sierra Bancorp (4)
3.2	Amended and Restated By-laws of Sierra Bancorp (5)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (6)
10.2	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (7)
10.3	Split Dollar Agreement for Kenneth R. Taylor (8)
10.4	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (8)
10.5	401 Plus Non-Qualified Deferred Compensation Plan (8)
10.6	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (9)
10.7	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (9)
10.8	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (10)
10.9	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (10)
10.10	2007 Stock Incentive Plan (11)
10.11	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (12)
10.12	Salary Continuation Agreement for Kevin J. McPhaill (12)
10.13	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.14	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (13)
10.15	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (14)
10.16	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (15)
10.17	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (15)
10.18	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (15)
10.19	2017 Stock Incentive Plan (16)
10.20	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, Kenneth Taylor, CFO, James Gardunio, Chief Credit Officer, and Michael Olague, Chief Banking Officer (17)
10.21	Employment agreement dated as of March 15, 2019 for Matthew Macia, Chief Risk Officer (18)
11	Statement of Computation of Per Share Earnings (19)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to the Form 8‑K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8‑K filed with the SEC on January 5, 2016 and incorporated herein by reference.
(3)

Original agreement filed as an exhibit to the Form 8‑K filed with the SEC on April 25, 2017 and incorporated herein by reference, and amendments thereto filed as appendices to the proxy statement/prospectus included in the Form S‑4/A filed with the SEC on July 24, 2017 and incorporated herein by reference.

(4)	Filed as Exhibit 3.1 to the Form 10‑Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8‑K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(6)	Filed as Exhibit 10.5 to the Form 10‑Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Form 8‑K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(8)	Filed as Exhibits 10.10, 10.18 through 10.20, and 10.22 to the Form 10‑K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(9)	Filed as Exhibits 10.9 and 10.10 to the Form 10‑Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(10)	Filed as Exhibits 10.26 and 10.27 to the Form 10‑Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(11)	Filed as Exhibit 10.20 to the Form 10‑K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8‑K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(13)	Filed as Exhibit 10.23 to the Form 10‑K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to the Form 10‑Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(15)	Filed as Exhibits 10.1 through 10.3 to the Form 8‑K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(16)	Filed as Exhibit 10.1 to the Form 8‑K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(17)	Filed as Exhibits 99.1 through 99.4 to the Form 8‑K filed with the SEC on December 28, 2018 and incorporated by reference.
(18)	Filed as Exhibit 99.2 to the Form 8‑K filed with the SEC on March 18, 2019 and incorporated by reference.
(19)	Computation of earnings per share is incorporated by reference to Note 5 to the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 7, 2019	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

August 7, 2019	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)