Form 10-Q
period 2019-09-30
SIERRA BANCORP
filed 2019-11-07
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

As of November 1, 2019, the registrant had 15,292,685 shares of common stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	BSRR	The NASDAQ Stock Market LLC

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2019	December 31, 2018
ASSETS	(unaudited)	(audited)
Cash and due from banks	$68,309	$72,439
Interest-bearing deposits in banks	12,380	1,693
Total cash & cash equivalents	80,689	74,132
Securities available-for-sale	599,906	560,479
Loans and leases:
Gross loans and leases	1,797,660	1,731,928
Allowance for loan and lease losses	(11,200)	(9,750)
Deferred loan and lease costs, net	2,946	2,602
Net loans and leases	1,789,406	1,724,780
Foreclosed assets	762	1,082
Premises and equipment, net	27,988	29,500
Goodwill	27,357	27,357
Other intangible assets, net	5,650	6,455
Bank-owned life insurance	49,876	48,153
Other assets	54,326	50,564
Total assets	$2,635,960	$2,522,502

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$685,528	$662,527
Interest bearing	1,510,679	1,453,813
Total deposits	2,196,207	2,116,340
Repurchase agreements	25,157	16,359
Short-term borrowings	42,200	56,100
Subordinated debentures, net	34,901	34,767
Other liabilities	34,142	25,912
Total liabilities	2,332,607	2,249,478

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,284,491 and 15,300,460 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	112,797	112,507
Additional paid-in capital	3,333	3,066
Retained earnings	181,332	164,117
Accumulated other comprehensive income (loss), net	5,891	(6,666)
Total shareholders' equity	303,353	273,024
Total liabilities and shareholder's equity	$2,635,960	$2,522,502

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest and dividend income
Loans and leases, including fees	$24,118	$22,824	$71,877	$64,332
Taxable securities	2,484	2,382	7,692	7,020
Tax-exempt securities	1,160	1,006	3,276	3,040
Federal funds sold and other	139	24	327	204
Total interest income	27,901	26,236	83,172	74,596
Interest expense
Deposits	2,983	1,923	9,031	4,835
Short-term borrowings	90	86	188	152
Subordinated debentures	453	451	1,406	1,273
Total interest expense	3,526	2,460	10,625	6,260
Net interest income	24,375	23,776	72,547	68,336
Provision for loan losses	1,350	2,450	2,050	2,950
Net interest income after provision for loan losses	23,025	21,326	70,497	65,386
Non-interest income
Service charges on deposits	3,292	3,208	9,386	9,181
Other income	2,577	2,515	8,245	7,104
Total non-interest income	5,869	5,723	17,631	16,285
Other operating expense
Salaries and employee benefits	8,784	8,814	27,021	26,994
Occupancy and equipment	2,485	2,685	7,296	7,484
Other	5,819	6,308	18,280	18,510
Total other operating expense	17,088	17,807	52,597	52,988
Income before taxes	11,806	9,242	35,531	28,683
Provision for income taxes	2,854	2,171	8,855	6,910
Net income	$8,952	$7,071	$26,676	$21,773

PER SHARE DATA
Book value	$19.85	$17.23	$19.85	$17.23
Cash dividends	$0.19	$0.16	$0.55	$0.48
Earnings per share basic	$0.58	$0.46	$1.74	$1.43
Earnings per share diluted	$0.58	$0.46	$1.73	$1.41
Average shares outstanding, basic	15,318,580	15,267,587	15,320,041	15,251,746
Average shares outstanding, diluted	15,434,788	15,444,406	15,449,340	15,428,465

Total shareholder equity (in thousands)	$303,353	$263,208	$303,353	$263,208
Shares outstanding	15,284,491	15,277,710	15,284,491	15,277,710
Dividends paid (in thousands)	$2,914	$2,442	$8,427	$7,320

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$8,952	$7,071	$26,676	$21,773
Other comprehensive income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding gain (loss) arising during period	2,363	(2,892)	17,855	(11,676)
Less: reclassification adjustment for gains included in net income (1)	—	(1)	(29)	(2)
Other comprehensive income (loss), before tax	2,363	(2,893)	17,826	(11,678)
Income tax expense related to items of other comprehensive income (loss), net of tax	(698)	854	(5,269)	3,453
Other comprehensive income (loss)	1,665	(2,039)	12,557	(8,225)

Comprehensive income	$10,617	$5,032	$39,233	$13,548

(1)

Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest revenue.  Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2019 and 2018 was $0 thousand and $0 thousand respectively.  Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2019 and 2018 was $9 thousand and $1 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, June 30, 2018	15,258,100	$111,739	$2,994	$154,021	$(8,516)	$260,238
Net income				7,071		7,071
Other comprehensive loss, net of tax					(2,039)	(2,039)
Exercise of stock options	19,610	340	(60)			280
Stock compensation costs			100			100
Stock issued-acquisition						—
Cash dividends - $0.16 per share				(2,442)		(2,442)
Balance, September 30, 2018	15,277,710	$112,079	$3,034	$158,650	$(10,555)	$263,208

Balance, June 30, 2019	15,332,550	$113,061	$3,237	$176,328	$4,226	$296,852
Net income				8,952		8,952
Other comprehensive income, net of tax					1,665	1,665
Exercise of stock options	6,520	76	(16)			60
Stock compensation costs			112			112
Stock repurchase	(54,579)	(340)		(1,034)		(1,374)
Stock issued-acquisition						—
Cash dividends - $0.19 per share				(2,914)		(2,914)
Balance, September 30, 2019	15,284,491	$112,797	$3,333	$181,332	$5,891	$303,353

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2017	15,223,360	$111,138	$2,937	$144,197	$(2,330)	$255,942
Net income				21,773		21,773
Other comprehensive loss, net of tax					(8,225)	(8,225)
Exercise of stock options	54,350	941	(171)			770
Stock compensation costs			274			274
Stock issued-acquisition			(6)			(6)
Cash dividends - $0.48 per share				(7,320)		(7,320)
Balance, September 30, 2018	15,277,710	$112,079	$3,034	$158,650	$(10,555)	$263,208

Balance, December 31, 2018	15,300,460	$112,507	$3,066	$164,117	$(6,666)	$273,024
Net income				26,676		26,676
Other comprehensive income, net of tax					12,557	12,557
Exercise of stock options	38,610	630	(112)			518
Stock compensation costs			379			379
Stock repurchase	(54,579)	(340)		(1,034)		(1,374)
Stock issued-acquisition						—
Cash dividends - $0.55 per share				(8,427)		(8,427)
Balance, September 30, 2019	15,284,491	$112,797	$3,333	$181,332	$5,891	$303,353

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$26,676	$21,773
Gain on sales of securities	(29)	(2)
Loss on disposal of fixed assets	28	13
Gain on sale on foreclosed assets	(107)	(733)
Writedowns on foreclosed assets	77	195
Share-based compensation expense	379	274
Provision for loan losses	2,050	2,950
Depreciation and amortization	2,240	2,365
Net amortization on securities premiums and discounts	3,248	4,269
Accretion of discounts for loans acquired and net deferred loan fees	(712)	(1,368)
Increase in cash surrender value of life insurance policies	(1,617)	(1,067)
Amortization of core deposit intangible	806	752
(Increase) decrease in interest receivable and other assets	(7,362)	251
Increase in other liabilities	(1,412)	(4,897)
Deferred income tax benefit	(163)	(956)
Increase in equity securities	(232)	—
Net amortization of partnership investment	1,648	1,242
Net cash provided by operating activities	25,518	25,061

Cash flows from investing activities:
Maturities and calls of securities available for sale	8,714	3,534
Proceeds from sales of securities available for sale	22,181	9,913
Purchases of securities available for sale	(122,579)	(90,879)
Principal pay downs on securities available for sale	66,864	71,002
Net purchases of FHLB stock	(833)	(301)
Loan originations and payments, net	(66,017)	(137,860)
Purchases of premises and equipment	(632)	(2,854)
Proceeds from sale premises and equipment	10	—
Proceeds from sales of foreclosed assets	7,955	3,987
Purchase of bank-owned life insurance	(366)	(384)
Liquidation of bank-owned life insurance	260	—
Net cash from bank acquisition	—	(6)
Net cash used in investing activities	(84,443)	(143,848)

Cash flows from financing activities:
Increase in deposits	79,867	117,667
Decrease in borrowed funds	(13,900)	(5,800)
Increase in repurchase agreements	8,798	8,372
Cash dividends paid	(8,427)	(7,320)
Repurchases of common stock	(1,374)	—
Stock options exercised	518	770
Net cash provided by financing activities	65,482	113,689

Increase (decrease) in cash and due from banks	6,557	(5,098)

Cash and cash equivalents
Beginning of period	74,132	70,137
End of period	$80,689	$65,039

Supplemental disclosure of cash flow information:
Interest paid	$10,671	$5,880
Income taxes paid	$9,000	$10,000
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$27	$161
Operating right-of-use asset pursuant to adoption on ASU 2016-02	$9,712	$—
Operating lease liability pursuant to adoption of ASU 2016-02	$10,336	$—

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws.  The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  As of September 30, 2019, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”).  Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements.  References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities.  The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital.  Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions:  Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017.  As of the filing date of this report the Bank operates 40 full service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as seven non-branch locations.  Moreover, the Bank has specialized lending units which focus on agricultural borrowers, SBA loans, and mortgage warehouse lending.  The Company had total assets of $2.6 billion at September 30, 2019, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley.  The Bank’s deposit accounts, which totaled $2.2 billion at September 30, 2019, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In February 2016 the FASB issued ASU 2016‑02, Leases (Topic 842).  The intention of this standard is to increase the transparency and comparability around lease obligations.  Previously unrecorded off-balance sheet obligations are now brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements.  ASU 2016‑02 became effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company has leases on 21 branch locations, an administrative office building, and three offsite ATM locations which are considered operating leases and were not previously reflected in our financial statements.

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

In March 2017 the FASB issued ASU 2017‑08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310‑20): Premium Amortization on Purchased Callable Debt Securities.  The amendments in this update shortened the amortization period for certain callable debt securities held at a premium, by requiring the premium to be amortized to the earliest call date.  Under previous guidance, the premium on a callable debt security was generally amortized as an adjustment to yield over the contractual life of the instrument, with any unamortized premium recorded as a loss in earnings upon the debtor’s exercise of a call provision.  Under ASU 2017‑08, because the premium is amortized to the earliest call date, entities no longer recognize a loss in earnings if a debt security is called prior to the contractual maturity date.  The amendments did not require an accounting change for securities held at a discount; discounts continue to be amortized as an adjustment to yield over the contractual life of the debt instrument.  ASU 2017‑08 became effective for public business entities, including the Company, for fiscal years and interim periods within those fiscal years beginning after December 15, 2018.  To apply ASU 2017‑08, entities were required to use a modified retrospective approach, with the cumulative-effect adjustment recognized to retained earnings at the beginning of the period of adoption.  The Company adopted ASU 2017‑08 effective January 1, 2019 with no material impact on our financial statements or operations.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326), which provides transition relief for entities adopting ASU 2016-13.  ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10.  An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach).  A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date, in order to maintain the same amortized cost basis before and after the effective date of this update.  Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset.  Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received.  The fair value option election does not apply to held-to-maturity debt securities.  Entities are required to make this election on an instrument-by-instrument basis.  For public business entities that are SEC filers, including the Company, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company has evaluated the potential impact of this guidance, and does not expect the adoption of ASU 2019-05 to have a material impact on our financial statements or operations.

Note 4 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders.  The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017.  Options to purchase 327,610 shares that were granted under the 2007 Plan were still outstanding as of September 30, 2019 and remain unaffected by that plan’s expiration.  The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of September 30, 2019 was 669,800.  The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option.  The Company utilizes a Black-Scholes model to determine grant date fair values.  A pre-tax charge of $112,000 was reflected in the Company’s income statement during the third quarter of 2019 and $100,000 was charged during the third quarter of 2018, as expense related to stock options.  For the first nine months, the charges totaled $379,000 in 2019 and $274,000 in 2018.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period.  There were 15,318,580 weighted average shares outstanding during the third quarter of 2019 and 15,267,587 during the third quarter of 2018, while there were 15,320,041 weighted average shares outstanding during the first nine months of 2019 and 15,251,746 during the first nine months of 2018.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options.  For the third quarter of 2019, calculations under the treasury stock method resulted in the equivalent of 116,208 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 261,137 stock options were excluded from the calculation because they were underwater and thus anti-dilutive.  For the third quarter of 2018 the equivalent of 176,819 shares were added in calculating diluted earnings per share, while 105,800 anti-dilutive stock options were not factored into the computation.  Likewise, for the first nine months of 2019 the equivalent of 129,299 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 239,714 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 176,719 shares and non-inclusion of 105,800 anti-dilutive options in calculating diluted earnings per share for first nine months of 2018.

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

	September 30, 2019	December 31, 2018
Commitments to extend credit	$503,375	$781,987
Standby letters of credit	$9,143	$8,966

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

At September 30, 2019, the Company was also utilizing a letter of credit in the amount of $105 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	September 30, 2019
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$80,689	$80,689	$—	$—	$80,689
Investment securities available for sale	599,906	—	599,906	—	599,906
Loans and leases, net held for investment	1,787,406	—	1,807,104	—	1,807,104
Collateral dependent impaired loans	2,000	—	2,000	—	2,000

Financial liabilities:
Deposits	2,196,207	685,528	1,510,840	—	2,196,368
Repurchase agreements	25,157	25,157	—	—	25,157
Short term borrowings	42,200	—	42,200	—	42,200
Subordinated debentures	34,901	—	31,024	—	31,024

	December 31, 2018
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$74,132	$74,132	$—	$—	$74,132
Investment securities available for sale	560,479	—	560,479	—	560,479
Loans and leases, net held for investment	1,724,575	—	1,707,463	—	1,707,463
Collateral dependent impaired loans	205	—	205	—	205

Financial liabilities:
Deposits	2,116,340	662,527	1,453,048	—	2,115,575
Repurchase agreements	16,359	16,359	—	—	16,359
Short term borrowings	56,100	—	56,100	—	56,100
Subordinated debentures	34,767	—	30,311	—	30,311

For financial asset categories that were carried on our balance sheet at fair value as of September 30, 2019 and December 31, 2018, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$14,445	$—	$14,445	$—
Mortgage-backed securities	—	411,803	—	411,803	—
State and political subdivisions	—	173,658	—	173,658	—
Total available-for-sale securities	$—	$599,906	$—	$599,906	$—

	Fair Value Measurements at December 31, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$15,212	$—	$15,212	$—
Mortgage-backed securities	—	404,733	—	404,733	—
State and political subdivisions	—	140,534	—	140,534	—
Total available-for-sale securities	$—	$560,479	$—	$560,479	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	91	—	91
Commercial real estate - non-owner occupied	—	1,909	—	1,909
Farmland	—	—	—	—
Total real estate	—	2,000	—	2,000
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total impaired loans	$—	$2,000	$—	$2,000
Foreclosed assets	$—	$762	$—	$762
Total assets measured on a nonrecurring basis	$—	$2,762	$—	$2,762

	Fair Value Measurements at December 31, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	27	—	27
1-4 family - closed-end	—	—	—	—
Equity lines	—	12	—	12
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	39	—	39
Agricultural	—	—	—	—
Commercial and industrial	—	119	—	119
Consumer loans	—	47	—	47
Total impaired loans	$—	$205	$—	$205
Foreclosed assets	$—	$1,082	$—	$1,082
Total assets measured on a nonrecurring basis	$—	$1,287	$—	$1,287

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

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$14,408	$168	$(131)	$14,445
Mortgage-backed securities	409,922	3,483	(1,602)	411,803
State and political subdivisions	167,213	6,488	(43)	173,658
Total securities	$591,543	$10,139	$(1,776)	$599,906

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$15,553	$12	$(353)	$15,212
Mortgage-backed securities	414,208	398	(9,873)	404,733
State and political subdivisions	140,181	1,206	(853)	140,534
Total securities	$569,942	$1,616	$(11,079)	$560,479

At September 30, 2019 and December 31, 2018, the Company had 240 securities and 552 securities, respectively, with gross unrealized losses.  Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary.  Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	September 30, 2019
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(25)	$3,801	$(106)	$3,766
Mortgage-backed securities	(274)	63,536	(1,328)	115,855
State and political subdivisions	(39)	7,317	(4)	605
Total	$(338)	$74,654	$(1,438)	$120,226

	December 31, 2018
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(54)	$2,815	$(299)	$10,764
Mortgage-backed securities	(717)	69,686	(9,156)	273,230
State and political subdivisions	(249)	33,864	(604)	22,213
Total	$(1,020)	$106,365	$(10,059)	$306,207

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Proceeds from sales, calls and maturities of securities available for sale	$4,255	$11,137	$30,895	$13,447
Gross gains on sales, calls and maturities of securities available for sale	—	20	128	21
Gross losses on sales, calls and maturities of securities available for sale	—	(19)	(99)	(19)
Net gains on sale of securities available for sale	$—	$1	$29	$2

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2019 and December 31, 2018 are shown below, grouped by the remaining time to contractual maturity dates.  The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	September 30, 2019
	Amortized Cost	Fair Value
Maturing within one year	$6,385	$6,512
Maturing after one year through five years	180,367	180,842
Maturing after five years through ten years	67,959	69,211
Maturing after ten years	117,752	122,836

Securities not due at a single maturity date:
U.S. government agencies collateralized by mortgage obligations	219,080	220,505
	$591,543	$599,906

	December 31, 2018
	Amortized Cost	Fair Value
Maturing within one year	$7,726	$7,789
Maturing after one year through five years	199,840	195,519
Maturing after five years through ten years	47,802	47,661
Maturing after ten years	83,606	83,444

Securities not due at a single maturity date:
U.S. government agencies collateralized by mortgage obligations	230,968	226,066
	$569,942	$560,479

At September 30, 2019, the Company’s investment portfolio included 336 “muni” bonds issued by 274 different government municipalities and agencies located within 29 different states, with an aggregate fair value of $174 million.  The largest exposure to any single municipality or agency was a combined $2.2 million (fair value) in general obligation bonds issued by the Lindsay (CA) Unified School District.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	September 30, 2019		December 31, 2018
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$55,397	$57,447	$36,331	$36,199
California	24,037	25,231	26,928	27,357
Washington	16,703	17,625	16,036	16,062
Illinois	7,908	8,234	6,827	6,838
Ohio	7,670	7,802	8,639	8,601
Other (22 and 22 states, respectively)	33,536	34,528	21,530	21,576
Total general obligation bonds	145,251	150,867	116,291	116,633

Revenue bonds
State of issuance
Texas	6,249	6,508	7,526	7,506
Utah	4,664	4,770	5,364	5,353
Indiana	3,141	3,293	2,641	2,654
Washington	1,741	1,864	1,751	1,780
Pennsylvania	1,697	1,738	—	—
Other (9 and 11 states, respectively)	4,470	4,618	6,608	6,608
Total revenue bonds	21,962	22,791	23,890	23,901
Total obligations of states and political subdivisions	$167,213	$173,658	$140,181	$140,534

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	September 30, 2019		December 31, 2018
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$7,052	$7,334	$6,942	$6,946
Sales Tax	3,954	4,123	2,932	2,901
College & University	3,007	3,134	2,583	2,604
Lease	1,888	1,917	2,053	2,068
Sewer	1,190	1,225	1,392	1,398
Other (13 sources)	4,871	5,058	7,988	7,984
Total revenue bonds	$21,962	$22,791	$23,890	$23,901

Low-Income Housing Tax Credit (“LIHTC”) Fund Investments

The Company has the ability to invest in limited partnerships which own housing projects that qualify for federal and/or California state tax credits, by mandating a specified percentage of low-income tenants for each project.  The primary investment return comes from tax credits that flow through to investors.  Because rent levels are lower than standard market rents and the projects are generally highly leveraged, each project also typically generates tax-deductible operating losses that are allocated to the limited partners for tax purposes.

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

As of September 30, 2019 our total LIHTC investment book balance was $4.6 million, which includes $1.4 million in remaining commitments for additional capital contributions.  There were $404,000 in tax credits derived from our LIHTC investments that were recognized during the nine months ended September 30, 2019, and amortization expense of $1.351 million associated with those investments was netted against pre-tax noninterest income for the same time period.  Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	September 30, 2019
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$115,821	$—	$—	$—	$115,821
Other construction/land	92,008	704	—	405	93,117
1-4 family - closed end	204,871	1,618	424	3,814	210,727
Equity lines	44,352	1,971	89	4,795	51,207
Multi-family residential	51,945	—	—	357	52,302
Commercial real estate - owner occupied	310,413	5,751	4,324	2,050	322,538
Commercial real estate - non-owner occupied	412,689	1,390	526	2,819	417,424
Farmland	143,396	1,060	137	25	144,618
Total real estate	1,375,495	12,494	5,500	14,265	1,407,754

Agricultural	39,165	9,934	—	6	49,105
Commercial and industrial	101,108	13,162	657	810	115,737
Mortgage warehouse	216,913	—	—	—	216,913
Consumer loans	7,351	76	18	706	8,151
Total gross loans and leases	$1,740,032	$35,666	$6,175	$15,787	$1,797,660

	December 31, 2018
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$105,676	$—	$—	$—	$105,676
Other construction/land	108,304	231	—	488	109,023
1-4 family - closed end	230,022	1,861	1,310	3,632	236,825
Equity lines	49,346	2,194	64	4,716	56,320
Multi-family residential	54,504	—	—	373	54,877
Commercial real estate - owner occupied	292,886	4,192	3,021	1,225	301,324
Commercial real estate - non-owner occupied	429,835	2,730	4,354	1,425	438,344
Farmland	148,680	1,073	146	1,642	151,541
Total real estate	1,419,253	12,281	8,895	13,501	1,453,930

Agricultural	48,517	580	—	6	49,103
Commercial and industrial	110,413	15,686	377	1,744	128,220
Mortgage warehouse	91,813	—	—	—	91,813
Consumer loans	7,851	151	39	821	8,862
Total gross loans and leases	$1,677,847	$28,698	$9,311	$16,072	$1,731,928

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets.  The Company’s foreclosed assets can include mobile homes and/or OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale.  Foreclosed assets totaled $762,000 at September 30, 2019, and $1.082 million at December 31, 2018.  Gross nonperforming loans totaled $6.719 million at September 30, 2019 and $5.156 million at December 31, 2018.  Loans and leases are classified as nonperforming when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest.  At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection.  An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$115,821	$115,821	$—
Other construction/land	621	—	—	621	92,496	93,117	37
1-4 family - closed end	24	—	1,359	1,383	209,344	210,727	1,445
Equity lines	343	70	22	435	50,772	51,207	457
Multi-family residential	—	—	—	—	52,302	52,302	—
Commercial real estate - owner occupied	—	—	982	982	321,556	322,538	1,449
Commercial real estate - non-owner occupied	198	2,819	—	3,017	414,407	417,424	2,819
Farmland	—	—	—	—	144,618	144,618	24
Total real estate	1,186	2,889	2,363	6,438	1,401,316	1,407,754	6,231

Agricultural	—	—	—	—	49,105	49,105	—
Commercial and industrial	60	60	52	172	115,565	115,737	405
Mortgage warehouse lines	—	—	—	—	216,913	216,913	—
Consumer	76	4	13	93	8,058	8,151	83
Total gross loans and leases	$1,322	$2,953	$2,428	$6,703	$1,790,957	$1,797,660	$6,719

(1)	As of September 30, 2019 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Loan Portfolio Aging

(dollars in thousands, unaudited)

	December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$105,676	$105,676	$—
Other construction/land	210	—	27	237	108,786	109,023	82
1-4 family - closed end	319	—	775	1,094	235,731	236,825	799
Equity lines	1,471	—	57	1,528	54,792	56,320	408
Multi-family residential	—	—	—	—	54,877	54,877	—
Commercial real estate - owner occupied	183	—	102	285	301,039	301,324	605
Commercial real estate - non-owner occupied	49	—	—	49	438,295	438,344	49
Farmland	1,555	—	—	1,555	149,986	151,541	1,642
Total real estate	3,787	—	961	4,748	1,449,182	1,453,930	3,585

Agricultural	—	—	—	—	49,103	49,103	—
Commercial and industrial	1,567	83	886	2,536	125,684	128,220	1,425
Mortgage warehouse lines	—	—	—	—	91,813	91,813	—
Consumer	95	45	56	196	8,666	8,862	146
Total gross loans and leases	$5,449	$128	$1,903	$7,480	$1,724,448	$1,731,928	$5,156

(1)	As of December 31, 2018 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession.  At September 30, 2019, the Company had a total of $9.948 million in TDRs, including $880,000 in TDRs that were on non-accrual status.  Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms.  However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification.  Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status.  Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease.  The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

Three months ended September 30, 2019
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	—	—	—	—
Agricultural	—	—	—	—	—
Commercial and industrial	—	233	—	—	233
Consumer loans	—	—	—	—	—
Total	$—	$233	$—	$—	$233

	Three months ended September 30, 2018
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	97	—	—	97
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	97	—	—	97
Agricultural	—	7	—	—	7
Commercial and industrial	—	10	—	—	10
Consumer loans	—	—	10	—	10
Total	$—	$114	$10	$—	$124

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Nine months ended September 30, 2019
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	344	—	—	344
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	344	—	—	344
Agricultural	—	—	—	—	—
Commercial and industrial	94	255	—	52	401
Consumer loans	—	9	—	50	59
Total	$94	$608	$—	$102	$804

	Nine months ended September 30, 2018
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	460	504	—	964
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	460	504	—	964
Agricultural	—	7	—	—	7
Commercial and industrial	—	73	25	225	323
Consumer loans	—	—	10	—	10
Total	$—	$540	$539	$225	$1,304

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended September 30, 2019
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		—	—	—	—

Agricultural	0	—	—	—	—
Commercial and industrial	3	233	233	(40)	9
Consumer loans	0	—	—	—	—
Total		$233	$233	$(40)	$9

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

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Nine months ended September 30, 2019
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾		Reserve
Real estate:
Other construction/land	0	$—	$—		$—	$—
1-4 family - closed-end	0	—	—		—	—
Equity lines	2	344	344		—	1
Multi-family residential	0	—	—		—	—
Commercial real estate - owner occupied	0	—	—		—	—
Farmland	0	—	—		—	—
Total real estate loans		344	344		—	1

Agricultural	0	—	—		—	—
Commercial and industrial	7	401	401		(59)	10
Consumer loans	2	59	59		(47)	2
Total		$804	$804	$	$(106)	$13

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Nine months ended September 30, 2018
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	7	964	964	4	21
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		964	964	4	21

Agricultural	0	7	7	2	2
Commercial and industrial	3	323	323	—	26
Consumer loans	0	10	10	—	—
Total		$1,304	$1,304	$6	$49

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the nine-month periods ended September 30, 2019 and 2018.

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

Our acquisition of Santa Clara Valley Bank in 2014 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	September 30, 2019
	Unpaid Principal Balance	Carrying Value
Real estate secured	$91	$—
Total purchased credit impaired loans	$91	$—

	December 31, 2018
	Unpaid Principal Balance	Carrying Value
Real estate secured	$103	$—
Total purchased credit impaired loans	$103	$—

An allowance for loan losses totaling $91,000 was allocated for PCI loans as of September 30, 2019, as compared to $103,000 at December 31, 2018.  There was no discount accretion recorded on PCI loans during the nine months ended September 30, 2019.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated.  Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such.  Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $1.063 million at September 30, 2019 and $1.048 million at December 31, 2018.

Impaired Loans

(dollars in thousands, unaudited)

	September 30, 2019
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$505	$387	$86	$402	$23
1-4 family - closed-end	2,858	2,857	75	2,916	113
Equity lines	4,714	4,662	592	4,699	188
Multi-family residential	357	357	19	364	17
Commercial real estate- owner occupied	600	600	9	609	28
Commercial real estate- non-owner occupied	2,819	2,819	910	2,858	—
Farmland	—	—	—	—	—
Total real estate	11,853	11,682	1,691	11,848	369
Agricultural	5	6	1	6	—
Commercial and industrial	788	769	133	893	27
Consumer loans	745	706	234	720	40
Subtotal	13,391	13,163	2,059	13,467	436
With no related allowance recorded
Real estate:
Other construction/land	54	18	—	21	3
1-4 family - closed-end	995	957	—	968	—
Equity lines	158	133	—	138	—
Commercial real estate- owner occupied	1,570	1,450	—	1,473	—
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	25	25	—	26	—
Total real estate	2,802	2,583	—	2,626	3
Agricultural	—	—	—	—	—
Commercial and industrial	62	41	—	55	—
Consumer loans	15	—	—	—	1
Subtotal	2,879	2,624	—	2,681	4
Total	$16,270	$15,787	$2,059	$16,148	$440

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans

(dollars in thousands, unaudited)

	December 31, 2018
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$593	$438	$44	$458	$40
1-4 family - closed-end	3,325	3,325	75	3,221	175
Equity lines	4,603	4,550	656	4,563	206
Multi-family residential	373	373	25	379	20
Commercial real estate- owner occupied	842	723	135	757	40
Commercial real estate- non-owner occupied	1,572	1,425	3	1,482	107
Total real estate	11,308	10,834	938	10,860	588
Agricultural	6	6	1	3	—
Commercial and industrial	1,724	1,534	918	1,573	40
Consumer loans	813	764	151	807	61
Subtotal	13,851	13,138	2,008	13,243	689
With no related allowance recorded
Real estate:
Other construction/land	54	50	—	32	—
1-4 family - closed-end	357	307	—	584	3
Equity lines	224	166	—	222	—
Commercial real estate- owner occupied	502	502	—	181	—
Commercial real estate- non-owner occupied	—	—	—	2,004	—
Farmland	1,642	1,642	—	434	—
Total real estate	2,779	2,667	—	3,457	3
Agricultural	—	—	—	139	—
Commercial and industrial	238	211	—	—	—
Consumer loans	182	56	—	41	1
Subtotal	3,199	2,934	—	3,637	4
Total	$17,050	$16,072	$2,008	$16,880	$693

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral.  If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage.  If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required.  At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available.  We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends.  Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required.  The specific loss allowance is adjusted, as necessary, once a new appraisal is received.  Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired, and current appraisals were available or in process for 97% of the Company’s impaired real estate loan balances at September 30, 2019.  Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss.  All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable.  Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired.  Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics.  At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings.  While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience.  Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date.  Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values.  Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries.  Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.  The total general reserve established for probable incurred losses on unimpaired loans was $9.141 million at September 30, 2019.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended September 30, 2019, although as outlined in Note 3 to the consolidated financial statements we will substantially update our methodology upon the adoption of ASU 2016‑13 on January 1, 2020.  Moreover, we will continue to enhance our methodology as needed in order to comply with regulatory and accounting requirements, keep pace with the size and complexity of our loan and lease portfolio, and respond to pressures created by external forces.  We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.  In addition, the FDIC and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes.  Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended September 30, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,969	$201	$2,569	$1,132	$12	$9,883
Charge-offs	—	—	(57)	(640)	—	(697)
Recoveries	187	—	172	305	—	664
Provision	568	(10)	177	629	(14)	1,350
Ending balance	$6,724	$191	$2,861	$1,426	$(2)	$11,200

	Nine months ended September 30, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,831	$256	$2,394	$1,239	$30	$9,750
Charge-offs	—	—	(891)	(1,753)	—	(2,644)
Recoveries	516	—	646	882	—	2,044
Provision	377	(65)	712	1,058	(32)	2,050
Ending balance	$6,724	$191	$2,861	$1,426	$(2)	$11,200

Reserves:
Specific	$1,691	$1	$133	$234	$—	$2,059
General	5,033	190	2,728	1,192	(2)	9,141
Ending balance	$6,724	$191	$2,861	$1,426	$(2)	$11,200

Loans evaluated for impairment:
Individually	$14,265	$6	$810	$706	$—	$15,787
Collectively	1,393,489	49,099	331,840	7,445	—	1,781,873
Ending balance	$1,407,754	$49,105	$332,650	$8,151	$—	$1,797,660

	Year ended December 31, 2018
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$4,786	$208	$2,772	$1,231	$46	$9,043
Charge-offs	(2,474)	—	(608)	(2,226)	—	(5,308)
Recoveries	374	23	148	1,120	—	1,665
Provision	3,145	25	82	1,114	(16)	4,350
Ending balance	$5,831	$256	$2,394	$1,239	$30	$9,750

Reserves:
Specific	$937	$2	$918	$151	$—	$2,008
General	4,894	254	1,476	1,088	30	7,742
Ending balance	$5,831	$256	$2,394	$1,239	$30	$9,750

Loans evaluated for impairment:
Individually	$13,501	$6	$1,744	$821	$—	$16,072
Collectively	1,440,429	49,097	218,289	8,041	—	1,715,856
Ending balance	$1,453,930	$49,103	$220,033	$8,862	$—	$1,731,928

(1)	Includes mortgage warehouse lines.

Note 12 – Operating Leases

We lease space under non-cancelable operating leases for 21 branch locations, three off-site ATM locations, one administrative building and a warehouse.  Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs).  Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component, but are separately accounted for in occupancy expense.  The Company recognized lease expense of $557 thousand and $1.652 million for the three and nine month periods ended September 30, 2019, respectively.  Lease expense for the three and nine month periods ended September 30, 2018, prior to the adoption of ASU 2016‑02, was $567 thousand and $1.745 million, respectively.  Most leases include one or more renewal options available to exercise.  The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.  As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2019.

At September 30, 2019, the Company’s right-of-use assets and operating lease liabilities were $8.677 million and $9.281 million, respectively.  The weighted average remaining lease term for the lease liabilities was 5.0 years, and the weighted average discount rate of remaining payments was 5.5 percent.  There were no lease liabilities from new right-of-use assets obtained during the nine months ended September 30, 2019.  Cash paid on operating leases was $1.055 million for the nine months ended September 30, 2019.

Maturities of our lease liabilities for all operating leases are as follows (dollars in thousands, unaudited):

Maturities of
Lease Liabilities
2019 (1)	$550
2020	2,227
2021	2,013
2022	1,567
2023	1,119
Thereafter	3,939
Total	11,415
Less: present value discount	(2,134)
Lease liability (2)	$9,281

(1)	Contractual maturities for the three months remaining in 2019.
(2)	Lease liability is included in other liabilities.

The following table presents the future minimum rental payments under leases with terms in excess of one year as of December 31, 2018 presented in accordance with ASC Topic 840, “Leases”:

December 31, 2018
2019	$2,193
2020	2,227
2021	2,013
2022	1,567
2023	1,119
Thereafter	3,939
Total	$13,058

Note 13 – Revenue Recognition.

The Company utilizes the guidance found in ASU 2014‑09, Revenue from Contracts with Customers (ASC 606), when accounting for certain noninterest income.  The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Sufficient information should be provided to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company’s revenue streams that are within the scope of and accounted for under Topic 606 include service charges on deposit accounts, debit card interchange fees, and fees levied for other services the Company provides its customers.  The guidance does not apply to revenue associated with financial instruments such as loans and investments, and other noninterest income such as loan servicing fees and earnings on bank-owned life insurance, which are accounted for on an accrual basis under other provisions of GAAP.  In total, approximately 19% of the Company’s noninterest revenue was outside of the scope of the ASC 606 for the nine months ended September 30, 2019.

All of the company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income.  The following table presents the Company’s sources of noninterest income for the three- and nine-month periods ended September 30, 2019 and 2018.  Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Non-interest income
Service charges on deposits
Returned item and overdraft fees	$1,766	$1,676	$4,990	$4,818
Other service charges on deposits	1,526	1,532	4,396	4,363
Debit card interchange income	1,698	1,478	4,897	4,363
Loss on limited partnerships(1)	(728)	(431)	(1,628)	(1,242)
Dividends on equity investments(1)	188	227	594	621
Unrealized gains recognized on equity investments(1)	—	—	232	—
Net gains on sale of securities(1)	—	1	29	2
Other(1)	1,419	1,240	4,121	3,360
Total non-interest income	$5,869	$5,723	$17,631	$16,285

(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2019 compared to Third Quarter 2018

Net income for the quarter ended September 30, 2019 was $8.952 million, an increase of $1.881 million, or 27%, relative to net income of $7.071 million for the quarter ended September 30, 2018.  Basic and diluted earnings per share for the third quarter of 2019 were both $0.58, compared to $0.46 basic and diluted earnings per share for the third quarter of 2018.  The Company’s annualized return on average equity was 11.78% and annualized return on average assets was 1.36% for the quarter ended September 30, 2019, compared to 10.66% and 1.15%, respectively, for the quarter ended September 30, 2018.  The primary drivers behind the variance in third quarter net income are as follows:

•

Net interest income increased by $599,000, or 3%, due to the positive impact of growth in average interest-earning assets totaling $158 million, or 7%, partially offset by a drop of 18 basis points in our net interest margin for the comparative quarters.  Organic growth in the average balances of mortgage warehouse loans, real estate loans and investments contributed to the increase in average earning assets.  However, our net interest margin was negatively impacted by the following factors:  A shift in our earning asset mix into lower-yielding loans and investments; aggressive pricing instituted on mortgage warehouse lines to encourage increased line utilization; higher rates paid on time deposits and brokered deposits; and, a shift in the mix of our interest-bearing liabilities toward higher-cost funding sources.

•

The Company’s provision for loan losses was $1.350 million in the third quarter of 2019 relative to $2.450 million in the third quarter of 2018.  The 2019 provision includes close to $900,000 set aside for a $2.8 million loan that was placed on non-accrual status shortly before the end of the third quarter, while the 2018 provision includes the establishment of a $1.9 million reserve for a $10 million loan participation that was placed on non-accrual status during the third quarter of 2018.

•

Total noninterest income reflects an increase of $146,000, or 3%, despite a $278,000 valuation reduction recorded on a limited partnership investment in the third quarter of 2019.  The comparative results include higher deposit service charges and an increase in debit card interchange income, augmented by a favorable swing of $150,000, or 34%, in income generated by bank-owned life insurance (BOLI).

•

Total noninterest expense declined by $719,000, or 4%.  Compensation costs were roughly the same, but occupancy expense fell by $200,000, or 7%, due primarily to a drop in furniture and equipment costs.  Other favorable expense variances for the quarter include the offset of the Company’s FDIC assessment for the third quarter of 2019, resulting from the application of small-bank assessment credits provided by the FDIC, and various other expense reductions in a number of categories.

•	The Company’s provision for income taxes was 24.2% of pre-tax income in the third quarter of 2019 relative to 23.5% in the third quarter of 2018.

First Nine Months of 2019 compared to First Nine Months of 2018

Net income for the first nine months of 2019 was $26.676 million, an increase of $4.903 million, or 23%, relative to net income of $21.773 million for the first nine months of 2018.  Basic and diluted earnings per share for the first nine months of 2019 were $1.74 and $1.73, respectively, compared to $1.43 and $1.41 basic and diluted earnings per share, respectively, for the first nine months of 2018.  The Company’s annualized return on average equity was 12.33% and annualized return on average assets was 1.40% for the nine months ended September 30, 2019, compared to a return on equity of 11.23% and return on assets of 1.22% for the nine months ended September 30, 2018.  The primary drivers behind the variance in year-to-date net income are as follows:

•

Net interest income was up by $4.211 million, or 6%, due to an increase of $156 million, or 7%, in average interest-earning assets that was partially offset by a four basis point decline in our net interest margin.

•

The Company recorded a $2.050 million provision for loan losses in the first nine months of 2019, relative to a $2.950 million provision in 2018.  The largest impact on the year-to-date provisions came from the third quarter events noted above.

•

Total noninterest income increased by $1.346 million, or 8%.  The year-to-date variance reflects nonrecurring gains recorded in the second quarter of 2019, including $232,000 from the write up of certain restricted stock pursuant to a periodic assessment of its market value, and $100,000 from the wrap-up of a low-income housing tax credit fund investment.  The variance also includes increases in deposit service charges and debit card interchange income, and an increase of $551,000, or 52%, in BOLI income.  As with the quarterly comparison, increases within noninterest income were partially offset by the valuation adjustment recorded on a limited partnership investment in the third quarter of 2019.

•

Total noninterest expense was reduced by $391,000, or 1%.  Similar to the quarterly comparison, compensation costs did not change materially and occupancy expense declined by $188,000, or 3%.  Other noninterest expense went down by $230,000, or 1%, including the quarterly reductions noted above as well as the favorable impact of lower nonrecurring acquisition costs.  Partially offsetting favorable year-to-date variances, however, were a $335,000 increase in net OREO expense and a $148,000 increase in directors’ deferred compensation expense (related to the increase in BOLI income).

•	The Company’s provision for income taxes was 24.9% of pre-tax income for the first nine months of 2019 relative to 24.1% for the same period in 2018.

FINANCIAL CONDITION SUMMARY

September 30, 2019 relative to December 31, 2018

The Company’s assets totaled $2.636 billion at September 30, 2019 relative to $2.523 billion at December 31, 2018.  Total liabilities were $2.333 billion at September 30, 2019 compared to $2.249 billion at the end of 2018, and shareholders’ equity totaled $303 million at September 30, 2019 compared to $273 million at December 31, 2018.  The following provides a summary of key balance sheet changes during the first nine months of 2019:

•

The Company’s balance of cash and cash equivalents was up by $7 million, or 9%, due an $11 million increase in interest-bearing balances that was partially offset by a drop in cash items in process of collection and lower vault cash balances.

•	Gross loans increased by $66 million, or 4%, due to an increase of $125 million in outstanding balances on mortgage warehouse loans that was partially offset by net runoff in other loan categories.
•

Total nonperforming assets, comprised of non-accrual loans and foreclosed assets, increased by $1.2 million, or 20%, due to the aforementioned $2.8 million commercial real estate loan which was placed on nonaccrual status in the third quarter, partially offset by reductions resulting from net loan charge-offs and our continued efforts to sell OREO and resolve nonperforming loan balances.  The Company’s ratio of nonperforming assets to total loans plus foreclosed assets increased to 0.42% at September 30, 2019 from 0.36% at December 31, 2018.

•

The “other assets” line item increased by $4 million, or 7%, due to the current $9 million balance of an operating lease asset booked in 2019 pursuant to our adoption of FASB ASU 2016‑02, partially offset by our first quarter 2019 collection of a receivable established at the end of 2018 for expected proceeds from the sale of a large foreclosed property.

•

Deposit balances reflect growth of $80 million, or 4%, during the first nine months of 2019.  Core non-maturity deposits increased by $37 million, or 2%, while customer time deposits increased by $43 million, or 9%.

•	Junior subordinated debentures increased slightly from accretion of the discount on trust-preferred securities, but other non-deposit borrowings were reduced by $5 million, or 7%.
•	Other liabilities increased by $8 million, or 32%, due in large part to a liability for future operating lease payments that was set up in conjunction with the operating lease asset noted above.

•

Total capital of $303 million at September 30, 2019 reflects an increase of $30 million, or 11%, relative to year-end 2018 due to capital from the addition of net income, a $13 million favorable swing in accumulated other comprehensive income/loss, and stock options exercised, net of $8.4 million in dividends paid.  There were share repurchases totaling 54,579 shares at a weighted average cost of $25.16 per share executed by the Company during the third quarter of 2019.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income increased by $599,000, or 3%, for the third quarter of 2019 relative to the third quarter of 2018, and by $4.211 million, or 6%, for the first nine months of 2019 in comparison to the first nine months of 2018.  The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income can also be impacted by nonrecurring items, as discussed in greater detail below.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	September 30, 2019			September 30, 2018
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$23,447	$139	2.35%	$4,009	$24	2.38%
Taxable	426,523	2,484	2.31%	421,715	2,382	2.24%
Non-taxable	169,109	1,160	3.44%	140,315	1,006	3.60%
Total investments	619,079	3,783	2.62%	566,039	3,412	2.58%

Loans and leases:(3)
Real estate	1,425,093	19,858	5.53%	1,387,049	18,904	5.41%
Agricultural	50,394	753	5.93%	52,761	782	5.88%
Commercial	117,414	1,461	4.94%	123,467	1,544	4.96%
Consumer	8,467	354	16.59%	9,576	327	13.55%
Mortgage warehouse lines	169,786	1,646	3.85%	93,372	1,227	5.21%
Other	2,458	46	7.42%	2,635	40	6.02%
Total loans and leases	1,773,612	24,118	5.39%	1,668,860	22,824	5.43%
Total interest earning assets (4)	2,392,691	27,901	4.68%	2,234,899	26,236	4.70%
Other earning assets	12,743			10,496
Non-earning assets	199,447			202,532
Total assets	$2,604,881			$2,447,927
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$115,971	$87	0.30%	$122,543	$94	0.30%
NOW	446,974	133	0.12%	432,197	120	0.11%
Savings accounts	290,221	79	0.11%	303,468	81	0.11%
Money market	120,196	53	0.17%	144,975	30	0.08%
Certificates of deposit, under $100,000	89,711	276	1.22%	80,889	159	0.78%
Certificates of deposit, $100,000 or more	409,861	2,091	2.02%	309,507	1,340	1.72%
Brokered deposits	44,946	264	2.33%	20,217	99	1.94%
Total interest bearing deposits	1,517,880	2,983	0.78%	1,413,796	1,923	0.54%
Borrowed funds:
Federal funds purchased	79	—	—	24	—	—
Repurchase agreements	25,104	26	0.41%	16,044	16	0.40%
Short term borrowings	11,909	64	2.13%	13,246	70	2.10%
TRUPS	34,876	453	5.15%	34,696	451	5.16%
Total borrowed funds	71,968	543	2.99%	64,010	537	3.33%
Total interest bearing liabilities	1,589,848	3,526	0.88%	1,477,806	2,460	0.66%
Demand deposits - non-interest bearing	668,139			678,154
Other liabilities	45,488			28,853
Shareholders' equity	301,406			263,114
Total liabilities and shareholders' equity	$2,604,881			$2,447,927
Interest income/interest earning assets			4.68%			4.70%
Interest expense/interest earning assets			0.59%			0.43%
Net interest income and margin(5)		$24,375	4.09%		$23,776	4.27%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)

Loans are gross of the allowance for possible loan losses.  Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $(137) thousand and $280 thousand for the quarters ended September 30, 2019 and 2018, respectively.

(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(dollars in thousands, unaudited)
	For the nine months ended			For the nine months ended
	September 30, 2019			September 30, 2018
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$17,948	$327	2.44%	$15,758	$204	1.73%
Taxable	423,668	7,692	2.43%	423,736	7,020	2.21%
Non-taxable	153,763	3,276	3.61%	141,032	3,040	3.65%
Total investments	595,379	11,295	2.73%	580,526	10,264	2.55%

Loans and leases:(3)
Real estate	1,449,603	60,057	5.54%	1,322,784	53,347	5.39%
Agricultural	50,742	2,326	6.13%	52,262	2,193	5.61%
Commercial	120,011	4,575	5.10%	125,021	4,413	4.72%
Consumer	8,615	961	14.91%	9,940	917	12.33%
Mortgage warehouse lines	110,776	3,812	4.60%	88,821	3,331	5.01%
Other	2,995	146	6.52%	2,715	131	6.45%
Total loans and leases	1,742,742	71,877	5.51%	1,601,543	64,332	5.37%
Total interest earning assets (4)	2,338,121	83,172	4.81%	2,182,069	74,596	4.62%
Other earning assets	12,312			10,377
Non-earning assets	204,480			203,129
Total assets	$2,554,913			$2,395,575
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$111,808	$248	0.30%	$126,327	$291	0.31%
NOW	440,443	393	0.12%	421,422	353	0.11%
Savings accounts	289,263	230	0.11%	299,607	237	0.11%
Money market	124,090	136	0.15%	154,241	108	0.09%
Certificates of deposit, under $100,000	90,103	843	1.25%	81,333	403	0.66%
Certificates of deposit, $100,000 or more	397,115	6,308	2.12%	301,019	3,344	1.49%
Brokered deposits	47,594	873	2.45%	6,813	99	1.94%
Total interest bearing deposits	1,500,416	9,031	0.80%	1,390,762	4,835	0.46%
Borrowed funds:
Federal funds purchased	398	1	0.34%	14	—	—
Repurchase agreements	21,389	64	0.40%	13,882	42	0.40%
Short term borrowings	6,972	123	2.36%	7,437	110	1.98%
TRUPS	34,830	1,406	5.40%	34,650	1,273	4.91%
Total borrowed funds	63,589	1,594	3.35%	55,983	1,425	3.40%
Total interest bearing liabilities	1,564,005	10,625	0.91%	1,446,745	6,260	0.58%
Demand deposits - non-interest bearing	658,784			659,515
Other liabilities	42,752			30,180
Shareholders' equity	289,372			259,135
Total liabilities and shareholders' equity	$2,554,913			$2,395,575
Interest income/interest earning assets			4.81%			4.62%
Interest expense/interest earning assets			0.61%			0.38%
Net interest income and margin(5)		$72,547	4.20%		$68,336	4.24%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)

Loans are gross of the allowance for possible loan losses.  Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $(314) thousand and $743 thousand for the six months ended June 30, 2019 and 2018, respectively.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2019 over 2018			2019 over 2018
	Increase (decrease) due to			Increase (decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$116	$(1)	$115	$28	$95	$123
Taxable	27	75	102	(1)	673	672
Non-taxable	206	(52)	154	274	(38)	236
Total investments	349	22	371	301	730	1,031
Loans and leases:
Real estate	518	436	954	5,115	1,595	6,710
Agricultural	(35)	6	(29)	(64)	197	133
Commercial	(76)	(7)	(83)	(177)	339	162
Consumer	(38)	65	27	(122)	166	44
Mortgage warehouse	1,004	(585)	419	823	(342)	481
Other	(3)	9	6	14	1	15
Total loans and leases	1,370	(76)	1,294	5,589	1,956	7,545
Total interest earning assets	$1,719	$(54)	$1,665	$5,890	$2,686	$8,576
Liabilities
Interest bearing deposits:
Demand deposits	$(5)	(2)	$(7)	$(33)	$(10)	$(43)
NOW	4	9	13	16	24	40
Savings accounts	(4)	2	(2)	(8)	1	(7)
Money market	(5)	28	23	(21)	49	28
Certificates of deposit, under $100,000	17	100	117	43	397	440
Certificates of deposit, $100,000 or more	434	317	751	1,068	1,896	2,964
Brokered deposits	121	44	165	593	181	774
Total interest bearing deposits	562	498	1,060	1,658	2,538	4,196
Borrowed funds:
Repurchase agreements	9	1	10	23	(1)	22
Short term borrowings	(7)	1	(6)	(7)	20	13
TRUPS	2	—	2	7	127	134
Total borrowed funds	4	2	6	23	146	169
Total interest bearing liabilities	566	500	1,066	1,681	2,684	4,365
Net interest income	$1,153	$(554)	$599	$4,209	$2	$4,211

The volume variance calculated for the third quarter of 2019 relative to the third quarter of 2018 was a favorable $1.153 million due to an increase of $158 million, or 7%, in the average balance of interest-earning assets, resulting from organic growth in mortgage warehouse loans, real estate loans, and investments.  There was an unfavorable rate variance of $554,000 for the comparative quarters, since the weighted average yield on interest-earning assets fell by two basis points while the weighted average cost of interest-bearing liabilities increased by 22 basis points.  The rate variance was negatively impacted by the following factors:  A shift in our earning asset mix into lower-yielding loans and investments; aggressive pricing instituted on mortgage warehouse lines to encourage increased line utilization; higher rates paid on time deposits and brokered deposits; and, a shift in the mix of our interest-bearing liabilities toward higher-

cost funding sources.  The comparative results can also be impacted by nonrecurring interest items such as interest recoveries on non-accrual loans, interest reversals for loans placed on non-accrual status, accelerated fee recognition and prepayment penalties for premature loan payoffs, and late fees.  Nonrecurring items added $34,000 to interest income in the third quarter of 2019 relative to $33,000 in the third quarter of 2018, so the impact on the quarterly variance was negligible.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 4.09% in the third quarter of 2019, down 18 basis points relative to the third quarter of 2018.  In addition to the items noted in the previous paragraph, a drop in discount accretion on loans from whole-bank acquisitions also contributed to the unfavorable variance.  Discount accretion added only three basis points to our net interest margin in the third quarter of 2019 as compared to eight basis points in the third quarter of 2018.

Net interest income in the first nine months of 2019 relative to the first nine months of 2018 reflects a favorable variance of $4.209 million attributable to volume changes, while the rate variance was essentially neutral.  The volume variance for the comparative year-to-date periods was due primarily to an increase of $156 million, or 7%, in average interest-earning assets.  The Company’s net interest margin for the first nine months of 2019 was 4.20%, as compared to 4.24% in the first nine months of 2018.  Nonrecurring interest income totaled $306,000 for the first nine months of 2019 and $261,000 and for the first nine months of 2018, and discount accretion on loans from whole-bank acquisitions enhanced our net interest margin by only four basis points in the first nine months of 2019 as compared to eight basis points in the first nine months 2018.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses.  The Company recorded a loan loss provision of $1.350 million in the third quarter of 2019 relative to $2.450 million in the third quarter of 2018, and a year-to-date loan loss provision totaling $2.050 million in 2019 as compared to $2.950 million in 2018.  The 2019 provision was deemed necessary subsequent to Management’s determination of the appropriate level for the Company’s allowance for loan and lease losses, taking into consideration overall credit quality, growth in outstanding loan balances, and reserves required for specifically identified impaired loan balances, including close to $900,000 set aside for a $2.8 million loan that was placed on non-accrual status shortly before the end of the third quarter.  The reserves for that particular loan include approximately $500,000 for past-due property taxes that the Company will be required to pay should it ultimately foreclose on the office building securing the loan.  Our 2018 provision included the establishment of a $1.9 million reserve for a $10 million loan participation that was placed on non-accrual status during the third quarter of 2018.  Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance.  The Company recorded net charge-offs of $33,000 in the third quarter of 2019, as compared to $2.123 million in the third quarter of 2018.  For the first nine months, net charge-offs were $600,000 in 2019 and $2.530 million in 2018.

With the loan loss provision recorded thus far in 2019, we have been able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio.  With the exception of the establishment of a reserve for the large loan that was placed on nonaccrual status in the third quarter of 2019, it should be noted that our need for reserves in recent periods has benefitted from overall credit quality improvement.  It has also been favorably impacted by acquired loans, which were booked at their fair values on the acquisition dates and thus did not initially require a loan loss allowance, as well as a relatively low level of loss reserves allocated to mortgage warehouse loans resulting from the fact that we have not experienced any losses in that portfolio segment.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three- and nine-month periods ended September 30, 2019 and 2018:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended September 30,				For the nine months ended September 30,
NON-INTEREST INCOME:	2019	% of Total	2018	% of Total	2019	% of Total	2018	% of Total
Service charges on deposit accounts	$3,292	56.09%	$3,208	56.05%	$9,386	53.24%	$9,181	56.37%
Other service charges and fees	2,524	43.01%	2,274	39.73%	7,300	41.40%	6,649	40.83%
Net gains on sale of securities available-for-sale	—	—	1	0.02%	29	0.16%	2	0.01%
Bank-owned life insurance	590	10.05%	440	7.69%	1,617	9.17%	1,066	6.55%
Other	(537)	-9.15%	(200)	-3.49%	(701)	-3.97%	(613)	-3.76%
Total non-interest income	$5,869	100.00%	$5,723	100.00%	$17,631	100.00%	$16,285	100.00%
As a % of average interest-earning assets (1)		0.97%		1.02%		1.01%		1.00%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$8,784	51.41%	$8,814	49.50%	$27,021	51.37%	$26,994	50.94%
Occupancy costs
Furniture & equipment	472	2.76%	772	4.34%	1,687	3.21%	2,006	3.79%
Premises	2,013	11.78%	1,913	10.74%	5,609	10.66%	5,478	10.34%
Advertising and marketing costs	614	3.59%	671	3.77%	1,866	3.55%	1,981	3.74%
Data processing costs	1,092	6.39%	1,234	6.93%	3,450	6.56%	3,789	7.15%
Deposit services costs	2,072	12.14%	1,556	8.74%	5,964	11.34%	4,148	7.83%
Loan services costs
Loan processing	122	0.71%	286	1.61%	498	0.95%	852	1.61%
Foreclosed assets	(56)	-0.33%	16	0.09%	5	0.01%	(330)	-0.62%
Other operating costs
Telephone & data communications	473	2.77%	362	2.03%	1,097	2.09%	1,121	2.12%
Postage & mail	88	0.51%	195	1.10%	364	0.69%	706	1.33%
Other	221	1.29%	332	1.85%	1,173	2.23%	1,101	2.07%
Professional services costs
Legal & accounting	542	3.17%	483	2.71%	1,477	2.81%	1,448	2.73%
Acquisition costs	—	—	12	0.07%	22	0.04%	449	0.85%
Other professional service	545	3.19%	720	4.04%	1,920	3.65%	1,952	3.68%
Stationery & supply costs	82	0.48%	331	1.86%	238	0.45%	996	1.88%
Sundry & tellers	24	0.14%	110	0.62%	206	0.39%	297	0.56%
Total non-interest expense	$17,088	100.00%	$17,807	100.00%	$52,597	100.00%	$52,988	100.00%
As a % of average interest-earning assets (1)		2.83%		3.16%		3.01%		3.25%
Efficiency ratio (2)	55.64%		59.59%		57.51%		61.82%

(1)	Annualized
(2)	Tax equivalent

Total noninterest income reflects increases of $146,000, or 3%, for the quarterly comparison and $1.346 million, or 8% for the year-to-date period.  Those variances were negatively impacted by a $278,000 valuation reduction recorded on a limited partnership investment in a small business investment corporation in the third quarter of 2019, but the year-to-date increase was favorably impacted by other nonrecurring items recorded in the second quarter of 2019, including $232,000 from the write up of certain restricted stock pursuant to a periodic assessment of its market value and $100,000 from the wrap-up of a low-income housing tax credit fund investment.  Total noninterest income was an annualized 0.97% of average interest-earning assets in the third quarter of 2019 relative to 1.02% in the third quarter of 2018, and 1.01% for the first nine months of 2019 relative to 1.00% for the first nine months of 2018.

In reviewing the major components of noninterest income, service charges on deposit accounts increased by $84,000, or 3%, in the third quarter of 2019 relative to the third quarter of 2018 and by $205,000, or 2%, for the comparative year-to-date periods due to a higher number of deposit accounts and an increased level of account activity.  Other service charges and fees increased by $250,000, or 11%, for the third quarter comparison and $651,000, or 10%, for the year-to-

date period due in large part to a higher level of debit card interchange fees.  There were minimal net gains on investment securities in 2019 and 2018.

BOLI income was up by $150,000, or 34%, in the third quarter of 2019 and $551,000, or 52%, for the first nine months of 2019 in comparison to the same periods in 2018.  BOLI income is derived from two types of policies owned by the Company, namely “separate account” and “general account” life insurance, and the change in BOLI income in 2019 relative to 2018 is due almost entirely to fluctuations in separate account BOLI income.  The Company had $7.6 million invested in separate account BOLI at September 30, 2019, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers.  Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals).  The Company recorded a gain of $345,000 on separate account BOLI in the third quarter of 2019 relative to a gain of $198,000 in the third quarter of 2018, for an increase of $147,000.  For the first nine months, net gains on separate account BOLI totaled $889,000 in 2019 as compared $334,000 in 2018, for an increase of $555,000.  As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their net impact on taxable income tends to be minimal.  The Company’s books also reflect a net cash surrender value of $42.3 million for general account BOLI at September 30, 2019.  While not directly related, general account BOLI generates income that helps offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits.  Interest credit rates on general account BOLI do not change frequently, so the income has typically been fairly consistent at roughly $240,000 per quarter in recent periods.

The “Other” category under noninterest income often reflects negative amounts because it includes amortization expense associated with our investments in low-income housing tax credit funds and other limited partnership investments, which is netted against other noninterest income.  This line item also includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock (including our equity investment in the Federal Home Loan Bank), and other miscellaneous income.  Due in large part to the $278,000 valuation adjustment noted above, other noninterest income has unfavorable variances of $337,000 for the third quarter and $88,000 for the first nine months. The year-to-date variance was favorably impacted by previously-noted nonrecurring items recognized in the second quarter of 2019, namely the $232,000 write up of certain restricted stock and the $100,000 gain from the conclusion of a low-income housing tax credit fund investment.

Total noninterest expense fell by $719,000, or 4%, in the third quarter of 2019 relative to the third quarter of 2018, and by $391,000, or 1%, in the first nine months of 2019 as compared to the first nine months of 2018.  The variances in other noninterest expense include the offset of the Company’s FDIC assessment in the third quarter of 2019, fluctuations in net OREO expense that were largely driven by nonrecurring OREO gains which helped offset expenses in the third quarter of 2019 and the first half of 2018, and lower nonrecurring acquisition costs in 2019.  Noninterest expense has been trending lower in recent periods, dropping to 2.83% of average earning assets in the third quarter of 2019 from 3.16% for the third quarter of 2018, and to 3.01% of average earning assets for the first nine months of 2019 relative to 3.25% for the first nine months of 2018.

The largest component of operating expense, salaries and employee benefits, did not change materially in 2019 compared to 2018, as selective staff reductions offset increases stemming from a drop in our deferral of loan origination salaries pursuant to lower loan origination activity, and salary adjustments in the normal course of business.  Salaries directly related to successful loan originations that were deferred from current expense totaled $822,000 in the third quarter of 2019 and $1.097 million in the third quarter of 2018, and $2.638 million in the first nine months of 2019 relative to $3.130 million in the first nine months of 2018, representing reductions of $275,000 and $492,000, respectively.  The Company had 519 full-time equivalent employees at September 30, 2019 relative to 558 at September 30, 2018.

Occupancy costs declined by $200,000, or 7%, for the third quarter and $188,000, or 3%, for the year-to-date comparison, with the reductions centered in furniture and equipment expense including depreciation as well as maintenance and repair costs.  Other expense categories were well-controlled for the most part and were favorably affected by efficiency gains in some areas.  A notable exception was Deposit Services Costs, which were unfavorably impacted by a mid-first quarter 2019 reclassification of deposit customer statement costs from supplies expense and postage expense to Deposit Services Costs.  In addition to the reclassification, there was an overall increase in statement costs due to a higher number of accounts and supplemental mailings.  The increase in deposit costs also includes higher ATM costs stemming from 2019 expenditures for upgrades and repairs.  Loan processing costs are down due in large part to lower loan origination volume.  Foreclosed asset costs declined by $72,000 for the quarterly comparison due to gains recorded on the sale of OREO in the third quarter of 2019, but they reflect an increase of $335,000 for the first nine months due to a sizeable nonrecurring OREO gain that helped offset expenses in the second quarter of 2018.  Telecommunications expense was up by $111,000 for the quarterly comparison while the “Other” category in other operating costs went down by the same amount, due primarily to the reclassification of certain expenses in the third quarter of 2019.  As discussed above, the year-to-date variance in overhead expense also includes the positive impact of a $427,000 drop nonrecurring acquisition costs.  Other Professional Service expense was down for the quarter due primarily to the offset of the Company’s FDIC assessment in the third quarter of 2019, resulting from the application of small-bank assessment credits provided by the FDIC.  It is expected that the Company’s remaining assessment credit will entirely offset its quarterly FDIC assessments in the fourth quarter of 2019 and the first quarter of 2020, as well.  The favorable year-to-date variance in the Other Professional Service expense category was lower than for the quarterly comparison due to the offsetting impact of higher directors deferred compensation accruals, which are related to changes in BOLI income.

The Company’s tax-equivalent overhead efficiency ratio was 55.64% in the third quarter of 2019 relative to 59.59% in the third quarter of 2018, and was 57.51% for the first nine months of 2019 in comparison to 61.82% for the same period in 2018.  The overhead efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for loan losses and investment gains/losses are excluded from the equation.  Our overhead efficiency ratio improved in 2019 due to higher levels of net interest and noninterest income, combined with reductions in noninterest expense.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis.  The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits.  Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions.  Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds.  The Company’s provision for income taxes was 24.2% of pre-tax income in the third quarter of 2019 relative to 23.5% in the third quarter of 2018, and 24.9% of pre-tax income for the first nine months of 2019 relative to 24.1% for the same period in 2018.  The increase for 2019 is due to higher pretax income and a declining level of tax credits, partially offset by the impact of higher levels of tax-exempt BOLI income and municipal bond income.

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

INVESTMENTS

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  The Company’s investments can serve several purposes, including the following:  1) they can provide liquidity for potential funding needs; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with structural characteristics that can be changed more readily than loan or deposit portfolios, as might be required for interest rate risk management purposes; 4) they are another interest-earning option for the placement of surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Surplus balances in our Federal Reserve Bank (“FRB”) account and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.  Aggregate investments totaled $612 million, or 23% of total assets at September 30, 2019 and $562 million, or 22% of total assets at December 31, 2018.

We had no fed funds sold at the end of the reporting periods, while interest-bearing balances held primarily in our FRB account totaled $12 million at September 30, 2019 and $2 million at December 31, 2018.  The Company’s investment securities portfolio had a book balance of $600 million at September 30, 2019, reflecting a net increase of $39 million, or 7%, for the first nine months of 2019 as excess liquidity was invested in longer-term bonds.  The Company carries investments at their fair market values.  We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  The expected average life for bonds in our investment portfolio was 4.0 years and their average effective duration was 2.8 years at September 30, 2019, down from an expected average life of 4.1 years and an average effective duration of 3.3 years at year-end 2018.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2019		December 31, 2018
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
U.S. government agencies	$14,408	$14,445	$15,553	$15,212
Mortgage-backed securities	409,922	411,803	414,208	404,733
State and political subdivisions	167,213	173,658	140,181	140,534
Total securities	$591,543	$599,906	$569,942	$560,479

The net unrealized gain on our investment portfolio, or the amount by which aggregate fair market values exceeded amortized cost, was $8 million at September 30, 2019, an absolute difference of over $17 million relative to the net unrealized loss of $9 million at December 31, 2018.  The change was caused by the favorable impact of declining long-term market interest rates on fixed-rate bond values.  The balance of U.S. Government agency securities in our portfolio fell slightly during the first nine months of 2019 due to maturities.  Mortgage-backed securities increased by $7 million, or 2%, since bond purchases and positive changes in fair market values exceeded the impact of prepayments and bond sales.  Municipal bond balances increased by $33 million, or 24%, as bond purchases and higher market valuations offset the impact of bond sales, maturities and redemptions.  Municipal bonds purchased in recent periods have strong underlying ratings, and we review all municipal bonds in our portfolio every quarter for potential impairment.

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, repurchase agreements, and other purposes as required or permitted by law totaled $233 million at September 30, 2019 and $217 million at December 31, 2018, leaving $367 million in unpledged debt securities at September 30, 2019 and $343 million at December 31, 2018.  Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $71 million at September 30, 2019 and $9 million at December 31, 2018.

LOAN AND LEASE PORTFOLIO

Gross loans and leases reflect a net increase of $66 million, or 4%, growing to $1.798 billion at September 30, 2019 from $1.732 billion at December 31, 2018 due to an increase in outstanding balances on mortgage warehouse lines that was partially offset by runoff in real estate loans and commercial loans.  A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below.  The balances in the table are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.  While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	September 30, 2019	December 31, 2018
Real estate:
1-4 family residential construction	$115,821	$105,676
Other construction/land	93,117	109,023
1-4 family - closed-end	210,727	236,825
Equity lines	51,207	56,320
Multi-family residential	52,302	54,877
Commercial real estate - owner occupied	322,538	301,324
Commercial real estate - non-owner occupied	417,424	438,344
Farmland	144,618	151,541
Total real estate	1,407,754	1,453,930
Agricultural	49,105	49,103
Commercial and industrial	115,737	128,220
Mortgage warehouse lines	216,913	91,813
Consumer loans	8,151	8,862
Total loans and leases	$1,797,660	$1,731,928
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	6.44%	6.10%
Other construction/land	5.18%	6.29%
1-4 family - closed-end	11.72%	13.67%
Equity lines	2.85%	3.25%
Multi-family residential	2.91%	3.17%
Commercial real estate - owner occupied	17.94%	17.40%
Commercial real estate - non-owner occupied	23.22%	25.32%
Farmland	8.05%	8.75%
Total real estate	78.31%	83.95%
Agricultural	2.73%	2.84%
Commercial and industrial	6.44%	7.40%
Mortgage warehouse lines	12.07%	5.30%
Consumer loans	0.45%	0.51%
Total loans and leases	100.00%	100.00%

For the first nine months of 2019, total real estate loans declined by $46 million, or 3%, with the drop centered in closed-end residential real estate loans, construction loans, and loans secured by farmland.  Residential real estate loans have been declining since the Company made the deliberate decision to discontinue such lending at the end of 2018, thus maturing balances and prepayments are no longer being replaced.  Total commercial real estate loan balances are essentially the same at September 30, 2019 as they were at December 31, 2018, although there was a $21 million shift into loans secured by owner-occupied properties from loans secured by non-owner occupied properties.  Heightened competitive forces and lower loan demand have had an adverse impact on our ability to grow commercial real estate loan balances in recent periods.  Agricultural production loans are also unchanged for the first nine months of 2019, while commercial and industrial loan and lease balances reflect a net decline of $12 million, or 10%, again due to competitive pressures and weak demand.  The Company’s only loan category to experience significant growth during the first nine months of 2019 was mortgage warehouse lines, as utilization on those lines expanded to 64% at September 30, 2019 from 23% at December 31, 2018.  The increase in utilization is the result of market factors favorably impacting home refinancing and purchase activity, as well as heightened business development efforts and internal pricing adjustments enacted by the Company mid-second quarter 2019.

Management remains focused on quality loan growth, but as noted, this year there appear to be fewer lending opportunities which meet our credit and yield criteria and competition for those loans has intensified.  While we have recently implemented process improvements and pricing adjustments to help stimulate loan growth in areas other than mortgage warehouse lending, we are still experiencing occasional surges in prepayments as well as significant fluctuations in mortgage warehouse balances, thus no assurance can be provided with regard to future net growth in aggregate loan balances.

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

Nonperforming assets and performing troubled debt restructurings

(dollars in thousands, unaudited)

	September 30, 2019	December 31, 2018	September 30, 2018
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$37	$82	$60
1-4 family - closed-end	1,445	799	781
Equity lines	457	408	504
Commercial real estate - owner occupied	1,449	605	106
Commercial real estate - non-owner occupied	2,819	49	8,083
Farmland	24	1,642	30
TOTAL REAL ESTATE	6,231	3,585	9,564
Agriculture	—	—	—
Commercial and industrial	405	1,425	1,255
Consumer loans	83	146	141
TOTAL NONPERFORMING LOANS	6,719	5,156	10,960

Foreclosed assets	762	1,082	2,212
Total nonperforming assets	$7,481	$6,238	$13,172
Performing TDRs (1)	$9,067	$10,920	$11,290
Nonperforming loans as a % of total gross loans and leases	0.37%	0.30%	0.65%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.42%	0.36%	0.78%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets increased by over $1 million, or 20%, during the first nine months of 2019, due to the aforementioned $2.8 million commercial real estate loan that was placed on nonaccrual status in the third quarter, partially offset by reductions resulting from net charge-offs and our continued focus on credit quality improvement.  The $7 million balance of nonperforming loans at September 30, 2019 includes certain TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming loans and were thus classified as such.  As shown in the table, we also had $9 million in loans classified as performing TDRs on which we were still accruing interest as of September 30, 2019, a reduction of $2 million, or 17%, relative to December 31, 2018.

Foreclosed assets had a carrying value of $762,000 at September 30, 2019, comprised of 10 properties classified as OREO and one mobile home.  This represents a reduction of $320,000, or 30%, relative to year-end 2018 when foreclosed assets totaled $1.082 million, consisting of 11 properties classified as OREO.  The balance reduction came from write-downs on OREO and the sale of a few small properties during the first nine months of 2019.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.42% of gross loans and leases plus foreclosed assets at September 30, 2019, up from 0.36% at December 31, 2018 but lower than the 0.65% ratio at September 30, 2018.  An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed.  Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was $11.2 million at September 30, 2019, an increase of $1.5 million, or 15%, relative to December 31, 2018 resulting from a $2.1 million loan loss provision recorded during the nine-month period, less $600,000 in net loan balances charged-off against the allowance.  Because the percentage increase in the allowance was greater than the percentage increase in loans, the allowance for loan and lease losses increased to 0.62% of total loans at September 30, 2019 from 0.56% at December 31, 2018 and September 30, 2018.  Despite the establishment of a reserve for the large loan that was placed on nonaccrual status in the third quarter of 2019, the ratio of the Company’s allowance to total loans has been at relatively low levels in recent periods as facilitated by the following circumstances:  some charge-offs have been recorded against pre-established reserves, alleviating the need for reserve replenishment; acquisition loans were booked at their fair values, and thus did not initially require a loan loss allowance; favorable trends in loan loss rates have had a positive impact on general reserves established for performing loans; and, new loans booked during and since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans.  The ratio of the allowance to nonperforming loans was 166.69% at September 30, 2019, relative to 189.10% at December 31, 2018 and 86.34% at September 30, 2018.  A separate allowance of $314,000 for potential losses inherent in unused commitments is included in other liabilities at September 30, 2019.

The following table summarizes activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the year ended
	September 30,	September 30,	September 30,	September 30,	December 31,
Balances:	2019	2018	2019	2018	2018
Average gross loans and leases outstanding during period (1)	$1,773,612	$1,668,860	$1,742,742	$1,601,543	$1,625,732
Gross loans and leases outstanding at end of period	$1,797,660	$1,694,509	$1,797,660	$1,694,509	$1,731,928

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,883	$9,136	$9,750	$9,043	$9,043
Provision charged to expense	1,350	2,450	2,050	2,950	4,350
Charge-offs
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	—	4
1-4 family - closed-end	—	—	—	5	5
Equity lines	—	—	—	125	125
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	—	—
Commercial real estate- non-owner occupied	—	1,948	—	1,948	2,341
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	—	1,948	—	2,078	2,475
Agricultural	—	—	—	—	—
Commercial and industrial	57	43	891	144	608
Consumer loans	640	538	1,753	1,627	2,225
Total	$697	$2,529	$2,644	$3,849	$5,308
Recoveries
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	1	—	1	—	—
1-4 family - closed-end	134	2	143	7	10
Equity lines	2	51	25	132	134
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	230	230
Commercial real estate- non-owner occupied	50	—	347	—	—
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	187	53	516	369	374
Agricultural	—	22	—	22	22
Commercial and industrial	172	43	646	88	148
Consumer loans	305	288	882	840	1,121
Total	$664	$406	$2,044	$1,319	$1,665
Net loan charge offs	$33	$2,123	$600	$2,530	$3,643
Balance at end of period	$11,200	$9,463	$11,200	$9,463	$9,750

RATIOS
Net charge-offs to average loans and leases (annualized)	0.01%	0.50%	0.05%	0.21%	0.22%
Allowance for loan losses to gross loans and leases at end of period	0.62%	0.56%	0.62%	0.56%	0.56%
Allowance for loan losses to nonperforming loans	166.69%	86.34%	166.69%	86.34%	189.10%
Net loan charge-offs to allowance for loan losses at end of period	0.29%	22.43%	5.36%	26.74%	37.36%
Net loan charge-offs to provision for loan losses	2.44%	86.65%	29.27%	85.76%	83.75%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As reflected in the table above, the Company recorded a loan loss provision of $1.350 million in the third quarter of 2019 compared to $2.450 million in the third quarter of 2018, and a loan loss provision of $2.050 million for the first nine months of 2019 relative to $2.950 million for the first nine months of 2018.  Net loan balances charged-off against the allowance totaled $33,000 in the third quarter of 2019 and $2.123 million in the third quarter of 2018.  Net charge-offs were $600,000 for the first nine months of 2019 relative to $2.530 million during the first nine months of 2018.

Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end.  The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at September 30, 2019 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.  Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  It is unlikely that all unused commitments will ultimately be drawn down.  Unused commitments to extend credit totaled $503 million at September 30, 2019 and $782 million at December 31, 2018, representing approximately 28% of gross loans outstanding at September 30, 2019 and 45% at December 31, 2018.  The drop in unused commitments is due in large part to the increase in outstanding balances on mortgage warehouse lines, but commercial and residential construction loan commitments have also declined.  The Company also had undrawn letters of credit issued to customers totaling $9 million at September 30, 2019 and December 31, 2018.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10‑Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions.  Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank.  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds.  The Company’s balance of non-earning cash and due from banks was $68 million at September 30, 2019 relative to $72 million at December 31, 2018, with the decrease due primarily to a lower amount of cash items in process of collection and a reduction in vault cash.  The average balance of non-earning cash and due from banks, which is a better measure for ascertaining trends, was $61 million for the first nine months of 2019, unchanged from the average balance for the year in 2018.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”  Net premises and equipment declined by $1.512 million, or 5%, during the first nine months of 2019 as the result of depreciation recorded on fixed assets.  Goodwill was $27 million at September 30, 2019, unchanged for the first nine months of 2019, but other intangible assets were down $805,000, or 12%, due to amortization expense recorded on core deposit intangibles.  The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has concluded that no impairment exists as of September 30, 2019.  Bank-owned life insurance, with a balance of $50 million at September 30, 2019, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

The aggregate balance of “Other assets” was $54.3 million at September 30, 2019, compared to $50.6 million at December 31, 2018, an increase of $3.8 million, or 7%.  There were significant changes within other assets during the first nine months of 2019 including the following:  an $8.7 million increase resulting from operating lease assets booked at the beginning of 2019, pursuant to our adoption of FASB’s ASU 2016‑02; a reduction of $7.6 million resulting from our first quarter 2019 collection of a receivable established at the end of 2018 for expected proceeds from the sale of a large foreclosed property; a $5.1 million reduction in our deferred tax asset; an $8 million increase resulting from a short-term receivable booked shortly before the end of the third quarter; and, a $1.0 million increase in restricted stock.  At September 30, 2019, the balance of other assets included as its largest components a $12.7 million investment in restricted stock, an operating lease right-of-use asset totaling $8.7 million, accrued interest receivable totaling $8.6 million, a short-term receivable totaling $8.1 million, a $4.6 million investment in low-income housing tax credit funds, a net deferred tax asset of $3.5 million, and a $2.8 million investment in a small business investment corporation.  Restricted stock is comprised of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings and an equity investment in a correspondent bank, neither of which is deemed to be marketable or liquid.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits represent another key balance sheet category impacting the Company’s net interest income and profitability metrics.  Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity accounts such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates paid by deposit type for the three- and nine-month periods ended September 30, 2019 and 2018 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.”  A distribution of the Company’s deposits by type, showing the period-end balance and percentage of total deposits, is presented as of the dates indicated in the following table.

Deposit Distribution

(dollars in thousands, unaudited)

	September 30, 2019	December 31, 2018
Non-interest bearing demand deposits	$685,528	$662,527
Interest bearing demand deposits	102,390	101,243
NOW	442,710	434,483
Savings	287,774	283,953
Money market	124,553	123,807
Time, under $250,000	228,189	212,901
Time, $250,000 or more	275,063	247,426
Brokered deposits	50,000	50,000
Total deposits	$2,196,207	$2,116,340

Percentage of Total Deposits
Non-interest bearing demand deposits	31.22%	31.31%
Interest bearing demand deposits	4.66%	4.78%
NOW	20.16%	20.53%
Savings	13.10%	13.42%
Money market	5.67%	5.85%
Time, under $250,000	10.39%	10.06%
Time, $250,000 or more	12.52%	11.69%
Brokered deposits	2.28%	2.36%
Total	100.00%	100.00%

Deposit balances reflect net growth of $80 million, or 4%, during the first nine months of 2019.  Non-maturity deposits were up $37 million, or 2%, while customer time deposits increased by $43 million, or 9%, and wholesale brokered deposits were unchanged.  All of our deposit growth was organic in nature.  As evidenced by the disproportionate percentage growth in time deposits versus non-maturity deposits, we have experienced a slight shift in our deposit mix in recent periods as some customers have moved their money into higher-rate accounts.  This has had an unfavorable impact on our net interest margin.  That said, our highest-rate deposit product is currently a variable-rate time deposit account that has balances totaling $269 million at September 30, 2019, and rates paid on those deposits will decline if our prime lending rate continues to go down.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth.  Our promotions targeting transaction accounts are still favorably impacting growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although given the current highly competitive market for deposits no assurance can be provided with regard to future increases in core deposit balances.

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

Total non-deposit interest-bearing liabilities were down $5 million, or 5%, for the first nine months of 2019, due to a drop in borrowings from the FHLB that was partially offset by an increase in customer repurchase agreements.  The Company had $42 million in borrowings from the FHLB at September 30, 2019 relative to $56 million at December 31, 2018, and there were no overnight federal funds purchased from other correspondent banks or advances from the FRB on our books at September 30, 2019 or December 31, 2018.  Repurchase agreements totaled $25 million at September 30, 2019 relative to a balance of $16 million at year-end 2018, for an increase of $9 million.  Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  The Company had junior subordinated debentures totaling $34.9 million at September 30, 2019 and $34.8 million at December 31, 2018, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.    The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016.

OTHER NONINTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  The Company’s balance of other liabilities increased by $8 million, or 32%, during the first nine months of 2019 due in large part to the liability established as an offset to the operating lease right-of-use asset noted above.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks and the FHLB totaled $500 million at September 30, 2019.  An additional $77 million in credit is available from the FHLB if the Company were to pledge sufficient collateral and maintain the required amount of FHLB stock.  The Company was also eligible to borrow approximately $66 million at the Federal Reserve Discount Window based on pledged assets at September 30, 2019.  Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of September 30, 2019, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $437 million of the Company’s investment balances, as compared to $352 million at December 31, 2018.  Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $105 million at September 30, 2019 and $95 million at December 31, 2018.  Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 68% and 17%, respectively, at September 30, 2019, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.”  Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets, including ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at September 30, 2019.  The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least six other interest rate scenarios in conducting our rolling 12‑month net interest income simulations:  upward shocks of 100, 200, and 300 basis points, and downward shocks of 100, 200, and 300 basis points.  Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time.  We currently utilize an additional upward rate shock scenario of 400 basis points.  Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.  As of September 30, 2019 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$17,267	-$10,403	-$4,331	+$1,047	+$1,679	+$2,278	+$2,430
% Change	-18.15%	-10.93%	-4.55%	+1.10%	+1.76%	+2.39%	+2.55%

Our current simulations indicate that the Company’s net interest income will increase slightly over the next 12 months in a rising rate environment, but a continued drop in interest rates could have a substantial negative impact.  We have seen a drop in projected net interest income across all scenarios and an exacerbated negative impact in declining rate scenarios in recent periods, resulting from the impact of interest rate reductions and balance sheet changes including an increase in loans with variable rate characteristics (mortgage warehouse loans), the runoff of loans which had rates fixed for periods in excess of a year, and a shift in our deposit mix toward time deposits.  If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $1.047 million, or 1.10%, relative to a stable interest rate scenario, with the favorable variance increasing marginally as interest rates rise higher.  If interest rates were to decline by 100 basis points, however, net interest income would likely be around $4.331 million lower than in a stable interest rate scenario, for a negative variance of 4.55%.  The unfavorable variance increases when rates drop 200 or 300 basis points due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view material interest rate reductions as unlikely in the near term, the potential percentage declines in net interest income in the “down 300 basis points” and “down 200 basis points” interest rate scenarios exceed our internal policy guidelines and we will continue to monitor our interest rate risk profile and implement remedial changes as deemed appropriate and feasible.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas).  When a static balance sheet and a stable interest rate environment are assumed, projected annual net interest income is more than $1 million lower than in our standard simulation.  However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from excessive non-maturity deposit runoff and/or unfavorable deposit rate changes in rising rate scenarios.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates.  Our EVE had been increasing due to asset growth and rising discount rates, which result in a larger benefit assessed to non-maturity deposits, but that trend reversed in the second quarter of 2019 as loan growth slowed and interest rates started to fall.  The table below shows estimated changes in the Company’s EVE as of September 30, 2019, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	-$135,007	-$155,875	-$92,357	+$48,999	+$81,256	+$98,620	+$109,170
% Change	-23.25%	-26.84%	-15.90%	+8.44%	+13.99%	+16.98%	+18.80%

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

CAPITAL RESOURCES

The Company had total shareholders’ equity of $303.4 million at September 30, 2019, comprised of $112.8 million in common stock, $3.3 million in additional paid-in capital, $181.3 million in retained earnings, and accumulated other comprehensive income of $5.9 million.  At the end of 2018, total shareholders’ equity was $273.0 million.  The increase for the first nine months of 2019 is due to the addition of capital from net income and stock options exercised as well as a $12.6 million favorable swing in accumulated other comprehensive income (moving from a $6.7 million loss to $5.9 million income), net of the impact of cash dividends paid and share repurchases.  There were repurchases totaling 54,579 shares at a weighted average cost of $25.16 per share executed by the Company during the third quarter of 2019, and none in the first two quarters of the year.

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

Regulatory Capital Ratios

	September 30,	December 31,	Minimum Requirement
	2019	2018	to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.07%	12.61%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.79%	14.38%	8.00%
Total Capital to Risk-weighted Assets	15.35%	14.89%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.72%	11.49%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.36%	14.25%	6.50%
Tier 1 Capital to Risk-weighted Assets	14.36%	14.25%	8.00%
Total Capital to Risk-weighted Assets	14.93%	14.77%	10.00%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.38%	11.39%	5.00%

Our risk-based capital ratios increased during the first nine months of 2019, as growth in risk-based capital outpaced growth in risk-adjusted assets.  Our capital ratios are strong relative to the median for peer financial institutions, and remain well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991.  We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In September 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans.  The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program can be suspended at any time at Management’s discretion.  After a lengthy deferral of repurchase activity, the Company resumed share repurchases in mid-August 2019.  The following table provides information concerning the Company’s stock repurchase transactions during the third quarter of 2019:

0
	July	August	September
Total shares purchased	0	30,447	24,132
Average per share price	N/A	$25.14	$25.18
Number of shares purchased as part of publicly announced plan or program	0	30,447	24,132
Maximum number of shares remaining for purchase under a plan or program	478,954	448,507	424,375

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 7, 2019	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

November 7, 2019	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)