Form 10-K
period 2019-12-31
SIERRA BANCORP
filed 2020-03-12
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act).  ☐ Yes   ☒ No

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $380 million, based on the closing price reported to the registrant on that date of $27.12 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of March 1, 2020 was 15,296,888.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10‑14.

PART I

ITEM 1.       BUSINESS

General

The Company

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of December 31, 2019, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise. At December 31, 2019, the Company had consolidated assets of $2.59 billion (including gross loans of $1.76 billion), liabilities totaling $2.25 billion (including deposits of $2.17 billion), and shareholders’ equity of $309 million. The Company’s liabilities include $35 million in debt obligations due to its trust subsidiaries, related to TRUPS issued by those entities.

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

Other than a new loan production office opened in February 2020 in the Sacramento area, there are not currently any plans for additional branches. Our recent branching activity included the establishment of the Fresno-Palm branch and the purchase of the Lompoc branch in 2018, opening de novo branches in Bakersfield and Pismo Beach and the acquisition of the Woodlake branch in 2017 and opening a new branch in Sanger in 2016. With our latest acquisitions and branching activity, the Bank now maintains administrative offices and operates 40 full-service branches in the following California locations:

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

Complementing the Bank’s stand-alone offices are specialized lending units which include our Agricultural, SBA and Mortgage Warehouse lending divisions. We also have ATMs at all branch locations and seven non-branch locations. Furthermore, the Bank is a member of the Allpoint network, which provides our deposit customers with surcharge-free access to over 55,000 ATMs across the United States, Puerto Rico, Mexico, Canada, Australia and the United Kingdom, and customers have access to electronic point-of-sale payment alternatives nationwide via the Pulse network. To ensure that account access preferences are addressed for all customers, we provide the following options:  an internet branch which provides the ability to open deposit accounts online; an online banking option with bill-pay and mobile banking capabilities, including mobile check deposit; online lending solutions for consumers and small businesses; a customer service center that is accessible by toll-free telephone during business hours; and an automated telephone banking system that is usually accessible 24 hours a day, seven days a week. We offer a variety of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and payroll services for business customers.

Our chief products and services relate to extending loans and accepting deposits. Our lending activities cover real estate, commercial (including small business), mortgage warehouse, agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial, professional office and agricultural properties, but we also offer commercial construction loans and multifamily credit facilities among other types of loans. As noted above, gross loans totaled $1.76 billion at December 31, 2019, and the percentage of our total loan and lease portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (79.6%); (ii) agricultural production loans (2.7%); (iii) commercial and industrial loans and leases (including SBA loans and direct finance leases) (6.6%); (iv) mortgage warehouse loans (10.7%); and (v) consumer loans (0.4%). Interest, fees, and other income on real-estate secured loans, which is by far the largest segment of our portfolio, totaled $79.8 million, or 66% of net interest plus other income in 2019, and $73.0 million, or 64% of net interest plus other income in 2018.

In addition to loans, we offer a wide range of deposit products and services for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. We attract deposits throughout our market area via referrals from other customers, direct-mail campaigns, a customer-oriented product mix, and competitive pricing, and by offering convenient locations, drive-through banking, and various other delivery channels. We strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2019, the consolidated Company had 125,100 deposit accounts totaling $2.17 billion, compared to 122,500 deposit accounts totaling $2.12 billion at December 31, 2018.

We have not engaged in any material research activities related to the development of new products or services during the last two fiscal years. However, our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and enable us to improve our competitive position. The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty. We hold no patents or licenses (other than licenses required by bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley, but as our branch network has expanded to include more metropolitan areas we have become less reliant on the agriculture-related base. We are not dependent on a single customer or group of related customers for a material portion of our core deposits, but our time deposit balances at December 31, 2019 include $120 million in deposits from the State of California, comprising less than 6% of total deposits. Furthermore, for loans we have what could be considered to be concentrations in loans to the dairy industry (8% of total loans), and the hotel industry (11% of total loans). Our efforts to comply with government and regulatory mandates on consumer protection and privacy, anti-terrorism, and other initiatives have resulted in significant ongoing expense to the Bank, including compliance staffing costs and other expenses associated with compliance-related software. However, as far as can be determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of environmental regulation at the Federal, state, or local level. The Company is not involved with chemicals or toxins that might have an adverse effect on the environment, thus its primary exposure to environmental legislation is through lending activities. The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability.

Recent Developments

On May 18, 2018, the Company purchased most of the deposits of the Lompoc branch of Community Bank of Santa Maria, located in Santa Barbara County. The purchase also included the Lompoc branch building, the real property on which the building is located, and certain other equipment and fixed assets at their aggregate fair value of $1.7 million. The Lompoc branch is now operating as a full-service branch of Bank of the Sierra. Lompoc branch deposits totaled $38 million at the time of purchase, consisting of $32 million in non-maturity deposits and $6 million in time deposits. In accordance with GAAP, the Company recorded a $1.17 million deposit purchase premium in connection with the transaction and is amortizing that amount on a straight line basis over eight years.

On November 3, 2017 the Company acquired the Woodlake branch of Citizen’s Business Bank. Woodlake branch deposits totaled approximately $27 million at the acquisition date, consisting largely of non-maturity deposits. The acquisition also included the purchase of the Woodlake branch building, the real property on which the building is located, and certain other equipment and fixed assets at their aggregate fair value of $500,000. In accordance with GAAP, the Company recorded $.625 million of goodwill and a $.486 million core deposit intangible in connection with the transaction. The core deposit intangible is being amortized on a straight line basis over eight years.

On October 1, 2017, the Company acquired 100% of the outstanding common shares of Ojai Community Bancorp, parent company to Ojai Community Bank (collectively referred to herein as “Ojai”), in exchange for $.809 million in cash and 1,376,431 shares of Sierra Bancorp stock. Immediately thereafter, Ojai Community Bank was merged into Bank of the Sierra. At the time of the acquisition, the fair value of Ojai’s loans and deposits totaled $218 million and $231 million, respectively. In accordance with GAAP, the Company also recorded $18.5 million of goodwill and a $3.5 million core deposit intangible in connection with the transaction. The core deposit intangible is being amortized on a straight line basis over eight years. The conversion of Ojai’s core banking system to Bank of the Sierra’s core system took place on November 3, 2017.

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

With respect to commercial bank competitors, our business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. Based on June 30, 2019 FDIC combined market share data for the 31 cities within which the Company currently maintains branches, the largest portion of deposits belongs to Wells Fargo Bank with 20.5% of total combined deposits, followed by Bank of America (18.9%), JPMorgan Chase (11.4%), and Union Bank (7.7%).   Bank of the Sierra ranks sixth on the 2019 market share list with 4.8% of total deposits. In Tulare County, however, where the Bank was originally formed, we rank first for deposit market share with 20.3% of total deposits at both June 30, 2019 and June 30, 2018, and had the largest number of branch locations (13, including our online branch). The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not provide directly but may offer indirectly through correspondent institutions, and by virtue of their greater capitalization those banks have legal lending limits that are substantially higher than ours. For loan customers whose needs exceed our legal lending limits, we typically arrange for the sale, or participation, of some of the balances to financial institutions that are not within our geographic footprint.

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

Employees

As of December 31, 2019 the Company had 446 full-time and 67 part-time employees. On a full-time equivalent (“FTE”) basis staffing stood at 513 at December 31, 2019, down from 541 FTE employees at December 31, 2018.

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

Based on our capital levels at December 31, 2019 and 2018, the Company and the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total RBC Ratio of 10%; Tier 1 RBC Ratio of 8%; Common Equity Tier 1 RBC Ratio of 6.5%; and Leverage Ratio of 5%); “adequately capitalized” (Total RBC Ratio of 8%; Tier 1 RBC Ratio of 6%; Common Equity Tier 1 RBC Ratio of 4.5%; and Leverage Ratio of 4%); “undercapitalized” (Total RBC Ratio of less than 8%; Tier 1 RBC Ratio of less than 6%; Common Equity Tier 1 RBC Ratio of less than 4.5%; or Leverage Ratio of less than 4%); “significantly undercapitalized” (Total RBC Ratio of less than 6%; Tier 1 RBC Ratio of less than 4%; Common Equity Tier 1 RBC Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than or equal to 2%). A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice merits a downgrade, but no bank may be treated as “critically undercapitalized” unless its actual tangible equity to assets ratio warrants such treatment. As of December 31, 2019 and 2018, both the Company and the Bank qualified as well capitalized for regulatory capital purposes.

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

Capital Simplification for Qualifying Community Banking Organization

The federal banking agencies published a final rule on November 13, 2019, that provided a simplified measure of capital adequacy for qualifying community banking organizations.  A qualifying community banking organization that opts into the community bank leverage ratio framework and maintains a leverage ratio greater than 9 percent will be considered to have met the minimum capital requirements, the capital ratio requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject.   A qualifying community banking organization with a leverage ratio of greater than 9 percent may opt into the community bank leverage ratio framework if has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of 5 percent or less of total consolidated assets.   Further, the bank must not be an advance approaches banking organization.

The final rule became effective January 1, 2020 and banks that meet the qualifying criteria can elect to use the community bank leverage framework starting with the quarter ended March 31, 2020.   The Company and the Bank meet the criteria outlined in the final rule and are considering whether or not to opt into the community bank leverage ratio framework.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Legislation and regulations enacted and implemented since 2008 in response to the U.S. economic downturn and financial industry instability continue to impact most institutions in the banking sector. Most provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, are now effective and have been fully implemented.

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

Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. The Act made significant changes that impact corporate taxation, including the reduction of the maximum federal income tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. The reduced tax rate had a favorable impact on our tax expense beginning in 2018, as our blended marginal income tax rate dropped to 29.6% in 2018 from 42.1% in 2017. The tax rate reduction also resulted in an adjustment to our deferred tax assets and liabilities to reflect their value to the Company at the lower federal tax rate of 21%, with such revaluation required in the period in which the legislation was enacted. As a result of this change, we reduced our net deferred tax asset by $2.71 million via a charge to our income tax provision in December 2017.

Deposit Insurance

The Bank’s deposits are insured up to maximum applicable limits under the Federal Deposit Insurance Act, and the Bank is subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (the “DIF”). In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act. In August 2016 the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016 and assessment rates for most institutions were adjusted downward, but institutions with $10 billion or more in assets were assessed a quarterly surcharge which will continue until the reserve ratio reaches the statutory minimum of 1.35%. Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. On September 30, 2018, the DIF ratio reached 1.36 percent. Because the ratio exceeded 1.35 percent, two deposit insurance assessment changes occurred under FDIC regulations:  surcharges on large banks (total consolidated assets of $10 billion or more) ended, with the last surcharge on large banks being collected on December 28, 2018; and, banks with total consolidated assets of less than $10 billion were awarded credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 percent to 1.35 percent, to be applied when the reserve ratio is at least 1.38 percent. Bank of the Sierra received credits to reduce our FDIC assessments.

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

In addition to DIF assessments, banks were required to pay quarterly assessments that were applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The Financing Corporation bonds matured in September 2019, with a final assessment of 0.12 basis points of insured deposits in March 2019.

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

On December 12, 2019, the FDIC and the OCC announced a proposal to modernize the agencies’ regulations under the CRA that have not been substantively updated for nearly 25 years.  The proposal will clarify what qualifies for credit under the CRA, enabling banks and their partners to better implement reinvestment and other activities that can benefit communities.  The agencies will also create an additional definition of “assessment areas” tied to where deposits are located, in part to address changes that have occurred due to the rise in digital banking, ensuring that banks continue to provide loans and other services to low- and moderate-income persons in those areas.  We intend to monitor this proposal to determine if it will impact our CRA efforts.

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

Incentive Compensation

In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to help ensure that banking organizations do not undermine their own safety and soundness by encouraging excessive risk-taking. The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The regulatory agencies will review, as part of their regular risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.”  Where appropriate, the regulatory agencies will take supervisory or enforcement action to address perceived deficiencies in an institution’s incentive compensation arrangements or related risk-management, control, and governance processes. The Company believes that it is in full compliance with the regulatory guidance on incentive compensation policies.

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

California’s San Joaquin Valley, where the Company is headquartered and has many of its branch locations, was particularly hard hit by the most recent adverse economic cycle. Unemployment levels have historically been elevated in the San Joaquin Valley, including Tulare County which is our geographic center, but recessionary conditions pushed unemployment rates to exceptionally high levels. The unemployment rate for Tulare County reached a high of 19.3% in March 2010. It reflects a steady downward trend since 2010 and had declined to 9.3% by December 2019, but is still well above the 3.9% aggregate unemployment rate reported for California in December 2019. In addition, as discussed below in connection with challenges to the agricultural industry, the persistence of a California drought could have a significant negative impact on unemployment rates in our market areas. Furthermore, a drop in oil prices like the decline experienced in recent years could also negatively impact unemployment rates, particularly in Kern County.

Economic conditions are currently stable or improving in most of our local markets, and the real estate sector also appears to be reasonably stable. However, any adverse developments, such as, among other things, health epidemics or pandemics (or expectations about them) like the novel coronavirus, international trade disputes, inflation risks, oil price volatility, the level of U.S. debt and global economic conditions, could depress business and/or consumer confidence levels, negatively impact real estate values, and otherwise lead to economic weakness which could have one or more of the following undesirable effects on our business:

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

The markets for agricultural products can be adversely impacted by increased supply from overseas competition, a drop in consumer demand, tariffs and numerous other factors. In recent periods in particular, retaliatory tariffs levied by certain countries in response to tariffs imposed by the US Government on imports from those countries have created a high degree of uncertainty and disruption in the agricultural community in California, due to the level of goods that are exported. The ripple effect of any resulting drop in commodity prices could lower borrower income and depress collateral values. Weather patterns are also of critical importance to row crop, tree fruit, and citrus production. A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to higher unemployment throughout the San Joaquin Valley. The state of California has recently experienced the worst drought in recorded history, and it is difficult to predict if the drought will resume and how long it might last. Another looming issue that could have a major impact on the agricultural industry involves water availability and distribution rights. If the amount of water available to agriculture becomes increasingly scarce as a result of diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

Another significant drop in oil prices could have an adverse impact on our customers and their ability to make payments to us, particularly in areas such as Kern County where oil production is a key economic driver. As we have experienced in the past, a drop in oil prices could lead to declines in property values and property taxes, particularly in Kern County, which is home to about three quarters of California’s oil production. The Company does not have direct exposure to oil producers, and our exposure via loans outstanding to borrowers involved in servicing oil companies totaled only $10 million at December 31, 2019. However, if cash flows are disrupted for our energy-related borrowers, or if other borrowers are indirectly impacted and/or non-oil property values decline, our level of nonperforming assets and loan charge-offs could increase. Furthermore, economic multipliers to a contracting oil industry include the prospects of a depressed residential housing market and a drop in commercial real estate values.

Concentrations of real estate loans have negatively impacted our performance in the past, and could subject us to further risks in the event of another real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2019, 80% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio had real estate collateral as a secondary source of repayment or as an abundance of caution. Loans on commercial buildings represented approximately 54% of all real estate loans, while construction/development and land loans were 14%, loans secured by residential properties accounted for 29%, and loans secured by farmland were 10% of real estate loans. The Company’s $6.5 million balance of nonperforming assets at December 31, 2019 includes nonperforming real estate loans totaling $5.1 million, and $0.80 million in OREO.

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

Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks. Commercial and agricultural real estate, commercial construction and land development, and commercial and industrial loans and leases (including agricultural production loans but excluding mortgage warehouse loans), which comprised approximately 66% of our total loan portfolio as of December 31, 2019, expose the Company to a greater risk of loss than residential real estate and consumer loans, which were a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve relatively large balances to a borrower or a group of related borrowers, and an adverse development with respect to a larger commercial loan relationship would expose us to greater risk of loss than would issues involving a smaller residential mortgage loan or consumer loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2019, we had $164 million, or 9% of total loans, in commercial loans and leases (including agricultural production loans but excluding mortgage warehouse loans). Commercial lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily extended based on the cash flows of the borrowers, and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of such collateral in the event of default is often an insufficient source of repayment for a number of reasons, including uncollectible accounts receivable and obsolete or special-purpose inventories, among others.

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

Our expenses could increase as a result of increases in FDIC insurance premiums or other regulatory assessments. The FDIC charges insured financial institutions a premium to maintain the DIF at a certain level. In the event that deteriorating economic conditions increase bank failures, the FDIC ensures payments of deposits up to insured limits from the DIF. Although the Bank’s FDIC insurance assessments have not increased as a result of changes in recent periods, and could possibly even be reduced in the near term, there can be no assurance that the FDIC will not increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

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

Moreover, with the large number of bank failures in the past decade, some customers have become more concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings which are generally more expensive than retail deposits.

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

One significant pronouncement is ASU 2016‑13, which was released by the FASB in 2016 and which the Company is required to adopt no later than January 1, 2020. ASU 2016‑13 includes changes to the methodology for determining the amount of the allowance for credit losses, among other things. The new credit loss model will be a substantial change from the standard in place today, as it requires the Company to calculate its allowance on the basis of current expected credit losses over the lifetime of its loans (commonly referred to as the “CECL” model), instead of losses inherent in the portfolio as of a point in time. On the effective date, institutions will record a cumulative-effect balance sheet adjustment for financial assets carried at amortized cost for any change in the related allowance for loan and lease losses generated by the adoption of the new standard. The Company’s preliminary evaluation indicates that when adopted, the provisions of ASU 2016‑13 will impact our consolidated financial statements, particularly the level of our reserve for credit losses and shareholders’ equity, which could materially affect our financial condition and future results of operations. See Note 2 to the consolidated financial statements under “Recent Accounting Pronouncements” for additional details on ASU 2016‑13 and its expected impact on the Company.

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

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title. Approximately 80% of our loan portfolio at December 31, 2019 consisted of real estate loans. In the normal course of business we may foreclose and take title to real estate collateral, and could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

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

The stock market and, more specifically, the market for financial institution stocks, has experienced significant volatility in the past, including in the latter part of 2019 and the first quarter of 2020. As a result, the market price of our common stock has at times been unpredictable and could be in the future, as well. The capital and credit markets have also experienced volatility and disruption over the past several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and adversely impacted credit availability for certain issuers without regard to the issuers’ underlying financial strength.

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

The Company relies heavily on the payment of dividends from the Bank. Other than $4.5 million in cash available at the holding company level at December 31, 2019, the Company’s ability to meet debt service requirements and pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. If (i) any capital requirements are increased; and/or (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This would reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid, and the frequency and amount of such dividends will also depend on the financial condition and performance of the Bank and the decision of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.”  However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options. The shares of our common stock do not have preemptive rights, which means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue up to 24,000,000 shares of common stock, and as of December 31, 2019 we had 15,284,538 shares of common stock outstanding. Except for certain limitations imposed by NASDAQ, nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. Furthermore, when our directors and officers exercise in-the-money stock options your ownership in the Company is diluted. As of December 31, 2019, there were outstanding options to purchase an aggregate of 457,959 shares of our common stock with an average exercise price of $21.08 per share. At the same date there were an additional 673,000 shares available to grant under our 2017 Stock Incentive Plan.

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

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information available via public sources:

	Sale Price Of The Company's		Approximate Trading
Calendar	Common Stock		Volumes
Quarter End	High	Low	Shares
March 31, 2018	28.70	25.42	1,557,545
June 30, 2018	29.96	25.72	1,666,047
September 30, 2018	31.18	28.03	2,576,212
December 31, 2018	29.02	22.94	2,598,735
March 31, 2019	27.81	22.68	1,928,277
June 30, 2019	27.98	24.01	1,385,742
September 30, 2019	27.36	23.75	1,851,314
December 31, 2019	30.15	25.78	2,064,085

(b)     Holders

As of January 31, 2020 there were an estimated 5,010 shareholders of the Company’s Common Stock. There were 686 registered holders of record on that date, and per Broadridge, an investor communication company, there were 4,324 beneficial holders with shares held under a street name, including “objecting beneficial owners” whose names and addresses are unavailable. Since some holders maintain multiple accounts, it is likely that the above numbers overstate the actual number of the Company’s shareholders.

(c)     Dividends

The Company paid cash dividends totaling $11.3 million, or $0.74 per share in 2019 and $9.8 million, or $0.64 per share in 2018, which represents 32% of annual net earnings for 2019 and 33% for 2018. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, in the past when many of our peers elected to suspend dividend payments, the Company’s Board determined that we should continue to pay a certain level of dividends without regard to peer payout ratios, as long as our core operating performance was adequate and policy or regulatory restrictions did not preclude such payments. That said, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

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

(d)     Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2019 with respect to options outstanding and available under our 2017 Stock Incentive Plan and the now-terminated 2007 Stock Incentive Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	466,520	$14.12	749,120

(e)     Performance Graph

Below is a five-year performance graph comparing the cumulative total return on the Company’s common stock to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the

SNL $1 billion to $5 billion Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2014 and the reinvestment of dividends.

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Sierra Bancorp	100.00	103.13	159.71	162.93	150.81	187.88
NASDAQ Composite	100.00	106.96	116.45	150.96	146.67	200.49
SNL Bank $1B-$5B	100.00	111.94	161.04	171.69	150.42	182.85
SNL Bank	100.00	101.71	128.51	151.75	126.12	170.79

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

The following table provides information with respect to purchases made by or on behalf of us (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of our common stock during the fourth quarter of 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2019 - October 31, 2019	15,806	$25.99	15,806	408,569
November 1, 2019 - November 30, 2019	18,694	$26.89	34,500	389,875
December 1, 2019 - December 31, 2019	9,524	$26.94	44,024	380,351
Total	44,024

ITEM 6.       SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein. The selected financial data as of December 31, 2019 and 2018, and for each of the years in the three year period ended December 31, 2017, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data presented for earlier years is from our audited financial statements which are not included in this Annual Report. Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data
(dollars in thousands, except per share data)
	As of and for the years ended December 31,
Operating Data	2019	2018	2017	2016	2015
Interest income	$110,947	$101,638	$80,924	$68,505	$62,707
Interest expense	13,578	9,244	5,223	3,323	2,581
Net interest income before provision for loan losses	97,369	92,394	75,701	65,182	60,126
(Benefit) provision for loan losses	2,550	4,350	(1,140)	—	—
Non-interest income	23,477	21,564	21,779	19,238	17,715
Non-interest expense	70,578	70,024	65,441	58,053	50,703
Income before provision for income taxes	47,718	39,584	33,179	26,367	27,138
Provision for income taxes	11,757	9,907	13,640	8,800	9,071
Net income	35,961	29,677	19,539	17,567	18,067
Selected Balance Sheet Summary
Total loans, net	1,755,538	1,724,780	1,551,551	1,255,754	1,124,602
Allowance for loan losses	9,923	9,750	9,043	9,701	10,423
Securities available for sale	600,799	560,479	558,329	530,083	507,582
Cash and due from banks	80,077	74,132	70,137	120,442	48,623
Foreclosed assets	800	1,082	5,481	2,225	3,193
Premises and equipment, net	27,435	29,500	29,388	28,893	21,990
Total interest-earning assets	2,370,858	2,286,952	2,118,875	1,827,192	1,634,180
Total assets	2,593,819	2,522,502	2,340,298	2,032,873	1,796,537
Total interest-bearing liabilities	1,558,080	1,561,039	1,417,590	1,277,416	1,150,010
Total deposits	2,168,374	2,116,340	1,988,386	1,695,471	1,464,628
Total liabilities	2,284,534	2,249,478	2,084,356	1,826,995	1,606,197
Total shareholders' equity	309,285	273,024	255,942	205,878	190,340
Per Share Data
Net income per basic share	2.35	1.94	1.38	1.30	1.34
Net income per diluted share	2.33	1.92	1.36	1.29	1.33
Book value	20.24	17.84	16.81	14.94	14.36
Cash dividends	0.74	0.64	0.56	0.48	0.42
Weighted average common shares outstanding basic	15,311,113	15,261,794	14,172,196	13,530,293	13,460,605
Weighted average common shares outstanding diluted	15,437,111	15,432,120	14,357,782	13,651,804	13,585,110
Key Operating Ratios:
Performance Ratios: (1)
Return on average equity	12.23%	11.37%	8.82%	8.71%	9.59%
Return on average assets	1.40%	1.23%	0.93%	0.95%	1.07%
Net interest spread (tax-equivalent) (4)	3.90%	4.03%	3.90%	3.86%	3.92%
Net interest margin (tax-equivalent)	4.19%	4.24%	4.04%	3.95%	3.99%
Dividend payout ratio	31.49%	32.99%	40.61%	36.97%	31.29%
Equity to assets ratio	11.44%	10.80%	10.53%	10.93%	11.13%
Efficiency ratio (tax-equivalent)	57.46%	60.79%	65.52%	67.23%	63.98%
Net loans to total Deposits at Period end	80.96%	81.50%	78.03%	74.07%	70.32%
Asset Quality Ratios: (1)
Non-performing loans to total loans (2)	0.33%	0.30%	0.25%	0.50%	0.85%
Non-performing assets to total loans and other real estate owned (2)	0.37%	0.36%	0.60%	0.68%	1.13%
Net (recoveries) charge-offs to average loans	0.14%	0.22%	-0.04%	0.06%	0.08%
Allowance for loan losses to total loans at period end	0.56%	0.57%	0.58%	0.77%	0.93%
Allowance for Loan Losses to Non-Performing Loans	172.96%	189.10%	228.19%	152.41%	108.19%
Regulatory Capital Ratios: (3)
Common equity tier 1 capital to risk-weighted assets	13.27%	12.61%	12.84%	14.09%	N/A
Tier 1 capital to adjusted average assets (leverage ratio)	11.91%	11.49%	11.32%	11.92%	12.99%
Tier 1 capital to risk-weighted assets	14.98%	14.38%	14.79%	16.53%	17.39%
Total capital to risk-weighted assets	15.48%	14.89%	15.32%	17.25%	18.44%

(1)	Asset quality ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.
(2)	Performing TDR’s are not included in nonperforming loans and are therefore not included in the numerators used to calculate these ratios.
(3)	For definitions and further information relating to regulatory capital requirements, see “Item 1, Business - Supervision and Regulation - Capital Adequacy Requirements herein.
(4)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2019 and 2018, and the results of operations for each year in the three-year period ended December 31, 2019. The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes related thereto presented elsewhere in this Form 10‑K Annual Report (see Item 8 below).

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

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

The Company recognized net income of $35.96 million in 2019 relative to $29.68 million in 2018 and $19.54 million in 2017. Net income per diluted share was $2.33 in 2019, as compared to $1.92 in 2018 and $1.36 for 2017. The Company’s return on average assets and return on average equity were 1.40% and 12.23%, respectively, in 2019, as compared to 1.23% and 11.37%, respectively, in 2018 and 0.93% and 8.82%, respectively, for 2017.  Our financial results have been trending better for the past several years due in part to a higher volume of loans, a strong base of core deposits, and reductions in nonperforming assets. Our operating results and balance sheet have been materially impacted by a whole-bank acquisition in 2017,  branch acquisitions in both 2017 and 2018, and nonrecurring items, as discussed in greater detail in the applicable sections below. Furthermore, the Company’s financial performance was favorably affected by a substantially lower corporate income tax rate starting in 2018, but was negatively impacted in 2017 by a $2.71 million charge to our income tax provision as we revalued our net deferred tax asset to reflect the lower income tax rate enacted at the end of that year.  The following is a summary of the major factors that impacted the Company’s results of operations for the years presented in the consolidated financial statements.

•

Net interest income improved by 5% in 2019 over 2018 and 22% in 2018 over 2017, due primarily to growth in average interest-earning assets. The increase in average earning assets in 2019 over 2018 was due primarily to a $90.0 million increase in average balance of real estate loans and a $48.1 million increase in average balances of mortgage warehouse loans, partially offset by decreases in other loan categories.  The increase in real estate loans was driven primarily by organic growth in late 2018 and early 2019, but were offset by paydowns in the second half of 2019.  The increase in average mortgage warehouse loans in 2019 was primarily a result of proactive pricing and marketing to mortgage lenders in the lower mortgage rate cycle in 2019.  The increase in average earning assets in 2018 over 2017 was due partly to recent acquisitions, but was largely organic, resulting from concerted business development efforts and lending opportunities inherent in expanded markets. The positive impact of average asset growth in 2019 was partially offset by a 5 basis point decline in net interest margin due to the lower rate environment in the second half of 2019.   The increase in average earning assets in 2018 as compared to 2017 was further enhanced by net interest margin expansion of 20 basis points in 2018 resulting in part from short-term interest rate increases, discount accretion on acquisition loans, and a favorable shift in our mix of interest-earning assets. Net interest income has also been impacted by nonrecurring interest items, which added $0.82 million to interest income in 2019 relative to $0.28 million in 2018 and $0.74 million in 2017.

•

We recorded a loan loss provision of $2.55 million in 2019, as compared to $4.35 million in 2018 and a negative provision of $1.14 million in 2017.  The 2019 provision was deemed necessary subsequent to our determination of the appropriate level for our allowance for loan and lease losses, taking into consideration overall credit quality, growth in outstanding loan balances, and reserves required for specifically identified impaired loan balances, including reserves set aside for a $2.8 million loan that was placed on non-accrual status shortly before the end of the third quarter.  We recorded a partial charge-off of $1.2 million on that particular loan in the fourth quarter of 2019.  The 2018 provision was deemed necessary subsequent to our determination of the appropriate level for our allowance for loan and lease losses, taking into consideration overall credit quality, growth in outstanding loan balances, and reserves required for specifically identified impaired loan balances (including $2.4 million for a large purchased participation loan that was placed on non-accrual status in the third quarter). The provision reversal in 2017 was made possible by principal recovered on charged-off loan balances.

•

Noninterest income increased by $1.91 million, or 9%,  in 2019, but fell by $0.22 million or 1%, in 2018 over 2017.  The increase in 2019 was primarily due to favorable fluctuation in bank-owned life insurance (“BOLI”) income associated with deferred compensation income, and a nonrecurring charge in 2018 as described below. The decline in 2018 occurred as gains in deposit service charges, debit card interchange income, and other fees were offset by lower income from BOLI and a $0.91 million drop in nonrecurring income including the impact of an expense amortization adjustment on our tax credit investments (reflected as an offset to income).

•

Noninterest expense increased by $0.55 million, or 1%, in 2019 as compared to 2018, and increased by $4.58 million, or 7%, in 2018 over 2017.  The slight increase in noninterest expense in 2019 was due mostly to other real estate owned (“OREO”) expense and directors deferred compensation expense associated with the BOLI income described above.  These increases were mostly offset by lower occupancy expense. The escalation of noninterest expense for 2018 as compared to 2017 includes the impact of acquisitions on ongoing operating costs and a relatively large increase in group health insurance costs, partially offset by favorable swings of $1.78 million in nonrecurring acquisition costs, $1.00 million in net foreclosed asset costs, and $0.70 million in directors deferred compensation expense (related to the drop in BOLI income).

•

The Company recorded income tax provisions of $11.76 million, or 25% of pre-tax income in 2019; $9.91 million, or 25% of pre-tax income in 2018; and $13.64 million, or 41% of pre-tax income in 2017.  As expected, the overall tax rate remained relatively stable throughout 2019 and 2018.  The lower tax rate for 2018 as compared to 2017 resulted from a reduction in our federal income tax rate starting in 2018 as well as a $2.71 million deferred tax asset revaluation charge in late 2017 after the enactment of the Tax Cuts and Jobs Act of 2017.

Financial Condition Summary

The Company’s assets totaled $2.59 billion at December 31, 2019 as compared to $2.52 billion at December 31, 2018. Total liabilities were $2.28 billion at December 31, 2019 as compared to $2.25 billion at the end of 2018, and shareholders’ equity totaled $309 million at December 31, 2019 compared to $273 million at December 31, 2018. The following is a summary of key balance sheet changes during 2019.

•	Total assets increased by $71 million, or 3%. The increase resulted primarily from earning asset growth including $31 million of gross loan growth and a $40 million increase in investment securities.
•	Gross loans and leases were up $31 million, or 2%. Loan growth consisted mainly of growth in mortgage warehouse lines, partially offset by declines in other categories.
•

Deposit balances reflect net growth of $52 million, or 2%. Deposit growth in 2019 was primarily a result of organic growth of noninterest bearing deposits of $28 million and a $14 million increase in interest-bearing transaction accounts.

•

Total capital increased by $36 million, or 13%, ending the year with a balance of $309 million. The increase in capital is due mostly to the addition of net income and capital from stock options exercised, net of dividends paid.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is noninterest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as BOLI and investment gains. The majority of the Company’s noninterest expense is comprised of operating costs that facilitate offering a full range of banking services to our customers. As noted above, acquisitions have had a material impact on our operating results in recent periods, including the recognition of nonrecurring acquisition costs as well as higher revenues and ongoing overhead expense. Our results were also materially affected by the reduction in our federal income tax rate due to the Tax Cuts and Jobs Act of 2017, which was enacted at the end of 2017 and became effective at the beginning of 2018.

Net Interest Income and Net Interest Margin

Net interest income was $97.37 million in 2019 as compared to $92.39 million in 2018 and $75.70 million in 2017. This equates to increases of 5% in 2019 and 22% in 2018. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Distribution, Rate & Yield
(dollars in thousands, except footnotes)
	Year Ended December 31,
	2019			2018			2017
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
Assets	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)
Investments:
Federal funds sold/due from banks	$16,346	$376	2.30%	$13,237	$238	1.80%	$34,832	$356	1.02%
Taxable	423,453	10,139	2.39%	422,848	9,548	2.26%	437,194	8,614	1.97%
Non-taxable	160,787	4,534	3.57%	140,300	4,060	2.89%	133,506	3,711	2.78%
Equity	—	—	—	—	—	—	1,128	16	1.42%
Total investments	600,586	15,049	2.71%	576,385	13,846	2.40%	606,660	12,697	2.09%
Loans and Leases: (3)
Real estate	1,440,465	79,777	5.54%	1,350,425	73,006	5.41%	1,029,224	53,329	5.18%
Agricultural	50,042	2,973	5.94%	52,031	2,980	5.73%	49,335	2,448	4.96%
Commercial	117,679	5,918	5.03%	124,809	5,969	4.78%	120,307	6,252	5.20%
Consumer	8,497	1,340	15.77%	9,755	1,251	12.82%	11,471	1,329	11.59%
Mortgage warehouse	134,171	5,695	4.24%	86,030	4,415	5.13%	105,352	4,690	4.45%
Other	2,894	195	6.74%	2,682	171	6.38%	3,220	179	5.56%
Total loans and leases	1,753,748	95,898	5.47%	1,625,732	87,792	5.40%	1,318,909	68,227	5.17%
Total interest earning assets (4)	2,354,334	110,947	4.76%	2,202,117	101,638	4.66%	1,925,569	80,924	4.31%
Other earning assets	12,421			10,514			9,018
Non-earning assets	202,810			204,316			170,229
Total assets	$2,569,565			$2,416,947			$2,104,816

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$106,849	$316	0.30%	$119,432	$364	0.30%	$135,713	$417	0.31%
NOW	444,619	524	0.12%	425,596	478	0.11%	380,626	427	0.11%
Savings accounts	289,727	308	0.11%	298,021	314	0.11%	241,746	258	0.11%
Money market	124,625	181	0.15%	149,024	146	0.10%	136,915	157	0.11%
CDAR's	—	—	—	—	—	—	32	—	0.00%
Certificates of deposit<$100,000	88,792	1,035	1.17%	81,940	614	0.75%	74,847	292	0.39%
Certificates of deposit>$100,000	396,465	7,896	1.99%	310,880	5,039	1.62%	274,298	2,211	0.81%
Brokered deposits	48,392	1,120	2.31%	16,822	305	1.81%	—	—	—
Total interest bearing deposits	1,499,469	11,380	0.76%	1,401,715	7,260	0.52%	1,244,177	3,762	0.30%
Borrowed funds:
Federal funds purchased	313	1	0.32%	22	—	0.00%	166	1	0.60%
Repurchase agreements	22,090	88	0.40%	14,332	57	0.40%	8,514	34	0.40%
Short term borrowings	13,229	273	2.06%	8,967	196	2.19%	7,074	58	0.82%
TRUPS	34,853	1,836	5.27%	34,673	1,731	4.99%	34,496	1,368	3.97%
Total borrowed funds	70,485	2,198	3.12%	57,994	1,984	3.42%	50,250	1,461	2.91%
Total interest bearing liabilities	1,569,954	13,578	0.86%	1,459,709	9,244	0.63%	1,294,427	5,223	0.40%
Non-interest bearing demand deposits	664,061			665,941			557,686
Other liabilities	41,563			30,383			31,062
Shareholders' equity	293,987			260,914			221,641
Total liabilities and shareholders' equity	$2,569,565			$2,416,947			$2,104,816

Interest income/interest earning assets			4.76%			4.66%			4.31%
Interest expense/interest earning assets			0.58%			0.42%			0.27%
Net interest income and margin(5)		$97,369	4.19%		$92,394	4.24%		$75,701	4.04%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)

Loans are gross of the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $(0.35) million, $0.82 million, and $0.63 million for the years ended December 31, 2019, 2018, and 2017 respectively.

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

Volume & Rate Variances
(dollars in thousands)
	Years Ended December 31,
	2019 over 2018			2018 over 2017
	Increase(decrease) due to			Increase(decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$55	$83	$138	$(222)	$104	$(118)
Taxable	6	585	591	(300)	1,234	934
Non-taxable	593	(119)	474	189	160	349
Equity	—	—	—	(16)	—	(16)
Total investments	654	549	1,203	(349)	1,498	1,149

Loans and leases:
Real estate	4,868	1,903	6,771	16,643	3,034	19,677
Agricultural	(114)	107	(7)	134	398	532
Commercial	(341)	290	(51)	234	(517)	(283)
Consumer	(161)	250	89	(199)	121	(78)
Mortgage warehouse	2,471	(1,191)	1,280	(860)	585	(275)
Other	14	10	24	(30)	22	(8)
Total loans and leases	6,737	1,369	8,106	15,922	3,643	19,565
Total interest earning assets	$7,391	$1,918	$9,309	$15,573	$5,141	$20,714
Liabilities:
Interest bearing deposits:
Demand
NOW	$(38)	$(10)	$(48)	$(50)	$(3)	$(53)
Savings accounts	21	25	46	50	1	51
Money market	(9)	3	(6)	60	(4)	56
CDAR's	(24)	59	35	14	(25)	(11)
Certificates of deposit < $100,000	—	—	—	—	—	—
Certificates of deposit > $100,000	51	370	421	28	294	322
Brokered deposits	1,387	1,470	2,857	295	2,533	2,828
Total interest bearing deposits	572	243	815	—	305	305
Borrowed funds:	1,960	2,160	4,120	397	3,101	3,498
Borrowed funds:
Federal funds purchased	—	1	1	(1)	—	(1)
Repurchase agreements	31	—	31	23	—	23
Short term borrowings	93	(16)	77	16	122	138
Long term borrowings	—	—	—	—	—	—
TRUPS	9	96	105	7	356	363
Total borrowed funds	133	81	214	45	478	523
Total interest bearing liabilities	2,093	2,241	4,334	442	3,579	4,021
Net interest income	$5,298	$(323)	$4,975	$15,131	$1,562	$16,693

Net interest income in 2019 as compared to 2018 was impacted by a favorable volume variance of $5.30 million partially offset by a $0.32 million rate variance.  For 2018 relative to 2017, net interest income reflects a favorable variance of $15.13 million attributable to volume changes, in addition to a favorable rate variance of $1.56 million.

The 2019 volume variance is due mostly to increases in average balances of real estate loans and mortgage warehouse lines.  However, the ending balance of real estate loans ended 2019 approximately 3% lower than the balance at December 31, 2018.  For 2018, the volume variance is due to an overall increase of $277 million, or 14%, in average interest-earning assets, resulting from the impact of acquisitions and organic growth in loans less a $30 million drop in the average balance of investments.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets declined by 5 basis points to 4.2% in 2019, but increased by 20 basis points in 2018 as compared to 2017.  The 2019 unfavorable rate variance is due partially to a lower rate environment in 2019, as well as a shift in the mix of earning assets to lower yielding mortgage warehouse lines and non-taxable investment securities coupled with an increase in rates paid on time deposits. The 2018 favorable rate variance is largely the result of a higher rate environment favorably impacting our earning assets more than our costs of liabilities.  In 2018, our yield on average earning assets increased 35 basis points relative to an increase of  23 basis points in the cost of interest-bearing liabilities.  Investment yields increased in both 2019 and 2018 primarily due to a continued plan to shift to higher yielding municipal bonds, as well as a limited investment portfolio restructuring which took place in the latter part of 2017.  Overall loan yields increased in both 2019 and 2018.  Loan yields have risen as a result of the impact of higher short-term index rates on variable-rate loans, and a relatively large volume of new fixed-rate and adjustable-rate loans booked at higher interest rates. The increase in loan yields in 2019 was partially offset by a shift to lower yielding mortgage warehouse loans. In addition, the company proactively lowered rates on certain mortgage warehouse relationships during 2019 in order to increase volumes. Rates paid on non-maturity deposits were about the same for the comparative periods due to overall low deposit betas on such products.  The only exception was a 5 basis point increase on money market accounts, but overall money market account interest cost of 15 basis points remained low in 2019 relative to the industry.   The weighted average cost of interest-bearing liabilities went up in both 2019 and 2018 primarily because of higher rates paid on time deposits (including brokered deposits added in the last half of 2018).  If the Federal Open Markets Committee of the Federal Reserve System keeps the federal funds target rate at or near its current level throughout 2020, we would expect to see lower time deposit rates in 2020 due to the relatively short duration of our time deposit portfolio.  Overnight borrowings and adjustable-rate trust-preferred securities (“TRUPS”) are also tied to short-term rates which began lowering in the second half of 2019, but still remained higher overall in 2019 as compared to 2018.  During the year, adjustments to interest income occur due to the following adjustments: interest income recovered upon the resolution of nonperforming loans, the reversal of interest income when a loan is placed on non-accrual status, and accelerated fees or prepayment penalties recognized for early payoffs of loans.   Such adjustments totaled $0.82 million in 2019, $0.28 million in 2018, and $0.74 million in 2017.  Further, discount accretion on loans from whole-bank acquisitions enhanced our net interest margin by approximately four basis points in 2019, seven basis points in 2018, and five basis points in 2017.

Provision for Loan and Lease Losses

The Company recorded a loan loss provision of $2.55 million in 2019; $4.35 million in 2018, and a negative loan loss provision of $1.14 million in 2017. Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as a provision for loan and lease losses. The provision for loan and lease losses includes adjustments to the allowance for loan and lease losses pursuant to our evaluation of overall credit quality, growth in outstanding loan balances, and reserves required for other specifically identified impaired loan balances.  Two separate impaired loans impacted the provision for loan and lease losses in both 2019 and 2018.  In 2019, additional reserve was booked in the third quarter 2019 for a $2.8 million loan placed on nonaccrual status resulting in a  $1.2 million charge-off.  The provision for 2018 includes $2.4 million for a large purchased participation loan that was placed on nonaccrual status in the third quarter 2018.  The provision reversal in 2017 was made possible by principal recovered on charged-off loan balances.

With the loan loss provision recorded in 2019 we were able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. The Company experienced net loan losses of $2.38 million in 2019, including a $1.2 million charge-off on the loan placed on nonaccrual status in the third quarter 2019 as mentioned above. The Company experienced net loan losses of $3.64 million in 2018, including a $2.4 million loss on the above-referenced participation loan.  The Company recorded net recoveries of $0.48 million on charged off balances in 2017.  The loan and lease loss provision for 2019 and 2018 has been favorably impacted by the following factors:   most charge-offs were recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; loss rates for most loan types have been declining, thus having a positive impact on general reserves required for performing loans; and, new loans booked have been underwritten using continued tighter credit standards.

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

Noninterest Revenue and Operating Expense

The table below sets forth the major components of the Company’s noninterest revenue and operating expense for the years indicated, along with relevant ratios:

Non-Interest Income/Expense
(dollars in thousands)
	Year Ended December 31,
	2019	% of Total	2018	% of Total	2017	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$12,742	54.28%	$12,439	57.69%	$11,230	51.55%
Checkcard fees	6,584	28.04%	5,878	27.26%	4,955	22.75%
Other service charges and fees	4,231	18.02%	5,219	24.20%	4,052	18.61%
Bank owned life insurance income	2,184	9.30%	591	2.74%	1,640	7.53%
Gain/(loss) on sale of securities	(198)	-0.84%	2	0.01%	500	2.30%
Loss on tax credit investment	(2,079)	-8.86%	(2,561)	-11.88%	(961)	-4.41%
Other	13	0.06%	(4)	-0.02%	363	1.67%
Total non-interest income	23,477	100.00%	21,564	100.00%	21,779	100.00%
As a % of average interest-earning assets		1.00%		0.98%		1.13%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	35,978	50.98%	36,133	51.61%	31,506	48.14%
Occupancy costs
Furniture and equipment	2,141	3.03%	2,632	3.76%	2,674	4.09%
Premises	7,704	10.91%	7,663	10.94%	6,916	10.57%
Advertising and promotion costs	2,568	3.64%	2,748	3.92%	2,514	3.84%
Data processing costs	4,564	6.47%	5,015	7.16%	4,365	6.67%
Deposit services costs	7,962	11.27%	5,413	7.73%	4,426	6.76%
Loan services costs
Loan processing	675	0.96%	1,142	1.64%	1,029	1.57%
Foreclosed assets	35	0.05%	(730)	-1.04%	270	0.41%
Other operating costs
Telephone and data communications	1,529	2.17%	1,479	2.11%	1,654	2.53%
Postage and mail	436	0.62%	997	1.42%	1,064	1.63%
Other	1,798	2.55%	1,408	2.01%	1,089	1.67%
Professional services costs
Legal and accounting	2,072	2.94%	1,932	2.76%	1,532	2.34%
Acquisition costs	22	0.03%	449	0.64%	2,225	3.40%
Other professional services costs	2,492	3.53%	1,956	2.79%	2,266	3.46%
Stationery and supply costs	318	0.45%	1,387	1.98%	1,309	2.00%
Sundry & tellers	284	0.40%	400	0.57%	602	0.92%
Total other operating expense	$70,578	100.00%	$70,024	100.00%	$65,441	100.00%
As a % of average interest-earning assets		3.00%		3.18%		3.40%
Net non-interest income as a % of average interest-earning assets		-2.00%		-2.20%		-2.27%
Efficiency ratio (1) (2)		57.46%		60.79%		66.53%

(1)	Tax Equivalent
(2)	Noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest income improved in 2019 with a $1.91 million increase, or 9%, as compared to a decline of $0.21 million, or 1%, in 2018.  Total noninterest income was 1.00% of average interest-earning asset in 2019 as compared to a ratio of 0.98% in 2018 and 1.13% in 2017.  The ratio declined in 2018 primarily due to a 14% increase in interest-earning assets and a slightly lower level of noninterest income due mostly to lower BOLI income.

The principal component of the Company’s noninterest revenue, service charges on deposit accounts, increased by $0.30 million, or 2%, in 2019 as compared to 2018.  The same line item improved by $1.21 million, or 11%, in 2018 over 2017.  This line item is primarily driven by the volume of transaction accounts. As a percent of average transaction account balances, service charge income was 1.0% in 2019 and 2018, and was 1.1% in 2017.

Checkcard fees consists of interchange fees from our customers’ use of debit cards for electronic funds transactions. This category increased by $0.71 million, or 12%, in 2019 as compared to 2018, and increased by $0.92 million, or 19%, in 2018 over 2017.  The increases in 2019 and 2018 are primarily a result of growth in our deposit account base as well as increased usage of debit cards by our customers.

Other service charges and fees declined by $0.99 million, or 19%, after increasing by $1.17 million, or 29%, in 2018 over 2017.  The decrease in 2019, as well as the increase for 2018 was due largely to two infrequent items occurring in 2018.  In 2018, we had a $1.18 million write-up of our investment in Pacific Coast Bankers Bank (“PCBB”) as well as a $0.16 million special dividend received pursuant to our equity investment in the Federal Home Loan Bank of San Francisco (“FHLB”).

BOLI income generally fluctuates based on the market.  In 2019, BOLI income increased by $1.59 million, or 270%, over 2018, whereas such income decreased by $1.05 million, or 64%, in 2018 over 2017.  BOLI income is derived from two types of policies owned by the Company, namely “separate account” and “general account” life insurance, and the year over year variances are due in large part to fluctuations in income on separate account BOLI. The Company had $8.0 million invested in separate account BOLI at December 31, 2019, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers. Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals).  Gains on separate account BOLI totaled $1.22 million in 2019 as compared to net losses of  $0.38 million in 2018, and gains of $0.69 million in 2017.  This resulted in a favorable variance of $1.07 million in 2019 as compared to 2018, and an unfavorable variance of $1.13 million in 2018 over 2017. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus the overall net impact on taxable income tends to be minimal. The Company’s books also reflect a net cash surrender value for general account BOLI of $42.5 million at December 31, 2019 as compared to $41.6 million at year-end 2018. General account BOLI produces income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent with $0.97 million, $0.97 million and $0.95 million of general account BOLI income recorded for 2019, 2018, and 2017, respectively.

The Company recognized a $0.20 million loss in 2019, as compared to a nominal gain in 2018 and a $0.50 million gain in 2017.  The loss in 2019 was taken in order to sell several small balance and low-yielding bonds in order to replace them with fewer higher-yielding bonds.  The earnback of the transaction was less than a year.

Loss on tax credit investment reflects pass-through expenses associated with our investments in low-income housing tax credit funds and other limited partnerships. Those expenses, which are netted out of revenue, decreased by $0.48 million, or 19%, in 2019 as compared to 2018.  In 2018 as compared to 2017, these expenses increased by $1.60 million, or 166%. The largest contribution to the favorable variance in 2019, as well as the unfavorable variance in 2018 came from a $0.91 million adjustment to accelerate expense amortization on our tax credit investments, to ensure that the book value of each investment does not exceed its projected remaining tax benefits.  The remainder of the annual variances primarily relate to expense amortization for newer investments, as well as a gain of $0.32 million realized in 2017 from the dissolution of one of our earliest tax credit investment funds.

Total operating expense, or noninterest expense, increased by $0.55 million, or 1%, in 2019 as compared to 2018, and increased by $4.58 million, or 7%, in 2018 over 2017.  Although overall noninterest expense did not fluctuate significantly from 2019 to 2018, several line items fluctuated with the largest single item being deposit service costs of $2.55 million.  This increase was mostly offset by several smaller changes in other line items.  The increase for 2018 as compared to 2017 is due primarily to a full year of operating costs associated with the Ojai whole-bank acquisition and a partial year of costs for the Lompoc branch acquisition, offset in part by favorable swings of $1.00 million in net foreclosed asset costs and $0.70 million in directors deferred compensation expense (related to the drop in BOLI income). Noninterest expense as a percent of average interest-earning assets trended down each year.  This ratio was 3.0% in 2019, 3.2% in 2018 and 3.4% in 2017.

The largest component of noninterest expense, salaries and employee benefits, was down $0.16 million, or 0.4%, in 2019 as compared to 2018.   The same line item was up by $4.63 million, or 15%, in 2018 over 2017.   Salary expense declined in 2019 as compared to 2018 in part due to selective staff reductions even though there was some increase to deferred compensation expenses as well as the normal annual salary increases. Personnel costs increased in 2018 due to a full year of costs for employees retained subsequent to our acquisitions in 2017 and offices opened in 2017, staffing costs for the Lompoc branch acquired in 2018, salary adjustments in the normal course of business, and an increase of $0.59 million, or 23%, in group health insurance costs. Components of compensation expense that can experience significant variability and are typically difficult to predict include salaries associated with successful loan originations, which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) guidelines on the recognition and measurement of non-refundable fees and origination costs for lending activities, and accruals associated with employee deferred compensation plans. Loan origination salaries that were deferred from current expense for recognition over the life of related loans totaled $3.68 million in 2019, $4.17 million in 2018, and $3.85 million for 2017. Employee deferred compensation expense accruals totaled only $0.23 million in 2019, an increase of $0.22 million from 2018.   Such deferred compensation expenses was $0.22 million in 2017.  As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.  Salaries and benefits were 51.0% of total operating expense in 2019, relative to 51.6% in 2018 and 48.1% in 2017.  The number of full-time equivalent staff employed by the Company totaled 513 at the end of 2019, as compared to 541 at December 31, 2018 and 560 at December 31, 2017.  The reductions each year came from efficiency initiatives implemented toward the end of the 2018 which continued throughout 2019.

Total rent and occupancy expense, including furniture and equipment costs, decreased by $0.45 million, or 4%, in 2019 as compared to 2018 and increased by $0.70 million, or 7%, in 2018 over 2017.  The decline in 2019 was primarily due to lower depreciation expenses and lower maintenance/repair costs in 2019.  The increase for 2018 includes the impact of the acquisition and de novo branch offices in 2017 and 2018, and was also due in part to an accrual adjustment that inflated rent expense in 2017.

Advertising and promotion costs decreased by 7% to $2.57 million in 2019 as compared to 2018, and increased by $0.23 million, or 9%, in 2018 over 2017. The increase in 2018 was mainly the result of marketing efforts targeting our expanded geography, and other promotional expenses associated with opening new branches.

Data processing costs decreased by $0.45 million, or 9%, in 2019 as compared to 2018 and increased by $0.65 million, or 15%, in 2018 over 2017.   The decrease in 2019 was primarily due to lower core software provider costs.  The increase in 2018 is primarily from additional core processing costs and other software costs associated with Bank expansion.

Deposit services costs increased by $2.55 million, or 47%, in 2019 as compared to 2018, and increased by $0.99 million, or 22%, in 2018 over 2017.  In 2019, approximately $1.5 million of costs associated with statement printing costs that were previously recorded in Other Operations Expenses and Stationary & Supplies Expense were reclassified to Data Processing costs.  The purpose of the reclassification was to better track the costs associated with producing paper statements for our customers so that we could better track progress against our strategy to lower such costs.  Deposit costs were further impacted by increases in debit card processing  and ATM network costs due to higher activity levels.  Most of the increase in 2018 for deposit costs was the result of ongoing expenses associated with our acquisitions.

Loan services costs are comprised of loan processing costs, and net costs associated with foreclosed assets. Loan processing costs, which include expenses for property appraisals and inspections, loan collections, demand and foreclosure activities, loan servicing, loan sales, and other miscellaneous lending costs, decreased by $0.47 million, or 41%, in 2019 as compared to 2018 and increased by $0.11 million, or 11%, in 2018 over 2017.  The decrease in 2019 was due to smaller declines in almost every category of loan servicing including collections, appraisals, foreclosure costs, title, flood as a result of a dramatic reduction in the amount of residential first mortgages made by the Company.  The increase in 2018 resulted from a higher level of these same costs including appraisal, inspection and credit reporting costs incidental to more robust lending activity.  Foreclosed assets costs are comprised of write-downs taken subsequent to reappraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets. Those costs were just $0.04 million in 2019 as compared to a $0.74 million net gain in 2018 and costs of $0.27 million in 2017.   These costs fluctuate based on market conditions of OREO relative to our holding value and the nature of the underlying property.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs. Telecommunications expense increased slightly by 3% to $1.53 million in 2019, as compared to $1.48 million in 2018.   Such expense was $0.17 million, or 11%, lower in 2018 than in 2017, due to focused expense reduction efforts.  Postage expense increased by $0.56 million, or 56%, in 2019 as compared to 2018 and decreased by 6% in 2018 relative to 2017.  The significant decline in 2019 was due mostly to a reclassification of nearly the entire annual variance to deposit services costs related to paper statements as described above.  The “Other” category under other operating costs was up by $0.39 million, or 28%, in 2019 as compared to 2018 and up by $0.32 million, or 29%, in 2018 over 2017.   The increases in both years are due mostly to higher consulting and training costs as well as higher recruiting costs in 2019.

Total Professional Services costs increased by $0.25 million, or 6%, in 2019 as compared to 2018, as compared to a $1.69 million, or 27%, decrease in 2018 as compared to 2017. Professional Services costs consists of legal and accounting, acquisition, and other professional services costs.   Legal and Accounting costs increased by $0.14 million, or 7%, in 2019 as compared to 2018, and increased by $0.40 million, or 26%, in 2018 as compared to 2017.   The increase in 2019 was mostly due to increased audit and compliance costs as a result of an enhanced risk management program.  The increase in 2018 was due mostly higher audit and tax costs and higher legal costs associated with collections.  Acquisition costs, or one-time expenses directly attributable to our whole-bank and branch acquisitions, totaled just $0.02 million in 2019, as compared to $0.45 million in 2018 and $2.22 million in 2017. Acquisition costs are comprised primarily of termination fees for core processing contracts and certain other contracts, software conversion costs, financial advisor fees, legal costs, severance and retention amounts paid to employees of the acquired institutions, and the write-off of furniture, fixtures and equipment that were not utilized by the Company.  Other professional services costs include FDIC assessments and other regulatory expenses, directors’ costs, and certain insurance costs among other things. This category increased by $0.54 million, or 27%, in 2019 as compared to 2018, and declined by $0.31 million, or 14%, in 2018 relative to 2017.   The increase in 2019 is mostly due to a $0.85 million increase in directors’ deferred compensation expense as described above under the separate account BOLI. This deferred compensation expense increase is mostly offset by higher BOLI income.  In addition, FDIC and State exam assessment  expenses declined by $0.33 million in 2019 as compared to 2018.  The decline in this category in 2018 stems from a favorable swing of $0.70 million in director’s deferred compensation expense, which more than offset higher FDIC costs and corporate insurance premiums.

Stationery and supply costs decreased by $1.07 million, or 77%, in 2019 as compared to 2018 due primarily to a reclassification of customer paper statement expense to deposit services costs as described above.   This same category increased by $0.08 million, or 6%, in 2018 over 2017,  due to costs associated with Bank expansion.

Sundry and teller costs of $0.28 million in 2019; $0.40 million in 2018 and $0.60 million in 2017 primarily reflect operational losses, including debit card disputes.  These costs continue to trend downward due to better technology and education.

The Company’s tax-equivalent overhead efficiency ratio was 57.5% in 2019, 60.8% in 2018, and 65.5% in 2017. The overhead efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income, with the provision for loan losses and investment gains/losses excluded from the equation. The ratio trended downward due to continued efforts to control costs, as well as to higher income.  Further, acquisition costs in 2017 also impacted the ratio unfavorably.

Income Taxes

Our income tax provision was $11.76 million, or 24.6% of pre-tax income in 2019 as compared to $9.91 million, or 25.0% of pre-tax income in 2018, and $13.640 million, or 41.1% of pre-tax income in 2017.  The tax accrual rate was approximately the same in 2019 as it was in 2018.  The tax accrual rate dropped in 2018 because of a lower federal income tax rate as a result of the Tax Cuts and Jobs Act of 2017.

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. The Company’s investments in state, county and municipal bonds provided $4.53 million of federal tax-exempt income in 2019, $4.06 million in 2018, and $3.71 million in 2017. Moreover, in addition to life insurance proceeds of $0.50 million in 2017, net increases in the cash surrender value of bank-owned life insurance added $2.18 million to tax-exempt income in 2019; $0.59 million in 2018, and $1.64 million in 2017.

Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds, and California state employment tax credits. We had a total of $4.1 million invested in low-income housing tax credit funds as of December 31, 2019 and $5.9 million as of December 31, 2018, which are included in other assets rather than in our investment portfolio. Those investments have generated substantial tax credits over the past few years, with about $0.54 million in credits available for the 2019 tax year; $0.63 million for the 2018 tax year, and $0.71 million in 2017. The credits are dependent upon the occupancy level of the housing projects and income of the tenants, and cannot be projected with certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. We plan to invest in additional tax credit funds in the future, but if the economics of such transactions do not justify continued investments then the level of low-income housing tax credits will taper off in future years until they are substantially utilized by the end of 2028. That means that even if taxable income stayed at the same level through 2028, our tax accrual rate would gradually increase.

Financial Condition

Assets totaled $2.59 billion at December 31, 2019, an increase of $71.32 million, or 3%, for the year.  Assets increased in 2019 primarily due to a $40.32 million increase in investment securities and a $30.76 million, or 2%  increase, in net loans and leases. Deposits were up $52.03 million, or 2%. Total capital increased by $36.26 million, or 13%. The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

Loan and Lease Portfolio

The Company’s loan and lease portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio are important considerations when reviewing the Company’s financial condition.

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2019 back to 2015, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution table that follows sets forth by loan type the Company’s gross loans and leases outstanding, and the percentage distribution in each category at the dates indicated. The balances for each loan type include nonperforming loans, if any, but do not reflect any deferred or unamortized loan origination, extension, or commitment fees, or deferred loan origination costs. Although not reflected in the loan totals below and not currently comprising a material part of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution
(dollars in thousands)
	As of December 31,
	2019	2018	2017	2016	2015
Real estate:
1-4 family residential construction	$105,979	$105,676	$74,256	$32,417	$14,941
Other construction/land	91,413	109,023	58,779	40,650	37,359
1-4 family - closed-end	200,181	236,825	204,766	137,143	137,356
Equity lines	49,599	56,320	62,590	43,443	44,233
Multi-family residential	54,457	54,877	42,930	31,631	27,222
Commercial real estate - owner occupied	343,883	301,324	263,447	253,535	218,708
Commercial real estate - non-owner occupied	412,569	438,344	379,432	244,198	165,107
Farmland	144,033	151,541	140,516	134,480	133,182
Total real estate	1,402,114	1,453,930	1,226,716	917,497	778,108
Agricultural	48,036	49,103	46,796	46,229	46,237
Commercial and industrial	115,532	128,220	135,662	123,595	113,207
Mortgage warehouse lines	189,103	91,813	138,020	163,045	180,355
Consumer loans	7,780	8,862	10,626	12,165	14,949
Total loans and leases	$1,762,565	$1,731,928	$1,557,820	$1,262,531	$1,132,856
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	6.01%	6.10%	4.77%	2.57%	1.32%
Other construction/land	5.19%	6.29%	3.77%	3.22%	3.30%
1-4 family - closed-end	11.36%	13.67%	13.14%	10.86%	12.12%
Equity lines	2.81%	3.25%	4.02%	3.44%	3.90%
Multi-family residential	3.09%	3.17%	2.76%	2.51%	2.40%
Commercial real estate - owner occupied	19.51%	17.40%	16.91%	20.08%	19.31%
Commercial real estate - non-owner occupied	23.41%	25.32%	24.36%	19.34%	14.57%
Farmland	8.17%	8.75%	9.02%	10.65%	11.76%
Total real estate	79.55%	83.95%	78.75%	72.67%	68.69%
Agricultural	2.73%	2.84%	3.00%	3.66%	4.08%
Commercial and industrial	6.55%	7.40%	8.71%	9.79%	9.99%
Mortgage warehouse lines	10.73%	5.30%	8.86%	12.91%	15.92%
Consumer loans	0.44%	0.51%	0.68%	0.96%	1.32%
	100.00%	100.00%	100.00%	100.00%	100.00%

The Company has experienced net growth in loan and lease balances in each of the last five years, despite fluctuations caused by variability in outstanding balances on mortgage warehouse lines, reductions associated with the resolution of impaired loans, weak loan demand in some years, tightened underwriting standards, and intense competition. This growth is due in part to acquisitions, including Coast National Bank in 2016 and Ojai Community Bank in 2017, as well as whole loan purchases and participations. Organic loan growth has also been relatively robust in recent periods, particularly with regard to commercial real estate and construction loans.

For 2019, gross loans were up by $31 million, or 2%, due to growth in mortgage warehouse lines, partially offset by declines in all other loan categories.  Mortgage warehouse lines increased by $97.29 million, or 106%, in 2019 primarily due to a strategy to focus on volume given the short duration of these loans.  This growth strategy involved providing more competitive pricing to mortgage originators coupled with a stronger emphasis on calling efforts. The largest single decline in any other category of loans during 2019 was real estate loans of $44.31 million, or 3%, mostly due to a strategic decision to significantly reduce our activity of residential mortgages.  Residential mortgage loan balances declined by approximately $43.0 million in 2019.  As a result of the declines in other loans categories including commercial real estate and commercial & industrial loans, the Company announced in early 2020 the opening of a loan production office in Northern California (Rocklin, California) and an expansion of the loan team in Southern California.

As demonstrated by the expansion of the lending teams, management remains focused on organic loan growth. However, no assurance can be provided with regard to future net growth in aggregate loan balances given occasional surges in prepayments and fluctuations in mortgage warehouse lending.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2019, including non-accruing loans, grouped by remaining scheduled principal payments:

Loans and Lease Maturity
(dollars in thousands)
	As of December 31, 2019
		Three months				Floating rate:	Fixed rate:
	Three months	to twelve	One to five	Over five		due after one	due after one
	or less	months	years	years	Total	year	year
Real estate	$76,269	$78,063	$132,419	$1,115,363	$1,402,114	$938,797	$308,985
Agricultural	13,133	26,359	5,678	2,866	48,036	5,019	3,525
Commercial and industrial	6,564	27,355	44,998	36,615	115,532	35,558	46,055
Mortgage warehouse lines	39,369	109,801	39,933	—	189,103	—	39,933
Consumer loans	1,115	660	2,901	3,104	7,780	753	5,252
Total	$136,450	$242,238	$225,929	$1,157,948	$1,762,565	$980,127	$403,750

For a comprehensive discussion of the Company’s liquidity position, balance sheet repricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $492 million at December 31, 2019 and $782 million at December 31, 2018, although it is not likely that all of those commitments will ultimately be drawn down. The decrease in 2019 is due in part to a higher utilization of mortgage warehouse lines in 2019. Unused commitments represented approximately 28% of gross loans outstanding at December 31, 2019 and 45% at December 31, 2018. The Company also had undrawn letters of credit issued to customers totaling $9 million at December 31, 2019 and 2018. Off-balance sheet obligations pose potential credit risk to the Company, and a $0.31 million reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2019, down from $0.384 million at December 31, 2018. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10‑K outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $105 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company. For more information regarding the Company’s off-balance sheet arrangements, see Note 13 to the consolidated financial statements in Item 8 herein.

Contractual Obligations

At the end of 2019, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Subordinated debentures	$34,945	$—	$—	$—	$34,945
Operating leases	10,890	2,235	3,597	1,862	3,196
Other long-term obligations	2,906	1,142	62	18	1,685
Total	$48,741	$3,377	$3,659	$1,880	$39,826

Nonperforming Assets

Nonperforming assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets which primarily consists of OREO. If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (“TDR”), which may be designated as either nonperforming or performing depending on the loan’s accrual status.

The following table presents comparative data for the Company’s NPAs and performing TDRs as of the dates noted:

Nonperforming Assets and Performing TDRs
(dollars in thousands)
	As of December 31,
	2019	2018	2017	2016	2015
Real estate:
Other construction/land	$31	$82	$77	$558	$457
1-4 family - closed-end	741	799	871	963	2,298
Equity lines	480	408	922	1,926	1,770
Multi-family residential	—	—	—	—	630
Commercial real estate - owner occupied	1,440	605	236	1,572	2,325
Commercial real estate - non-owner occupied	2,105	49	123	67	262
Farmland	258	1,642	293	39	610
TOTAL REAL ESTATE	5,055	3,585	2,522	5,125	8,352
Agricultural	—	—	—	89	—
Commercial and industrial	651	1,425	1,301	692	710
Consumer loans	31	146	140	459	572
TOTAL NONPERFORMING LOANS (1)	$5,737	$5,156	$3,963	$6,365	$9,634

Foreclosed assets	800	1,082	5,481	2,225	3,193
Total nonperforming assets	$6,537	$6,238	$9,444	$8,590	$12,827
Performing TDRs (1)	$8,415	$10,920	$12,413	$14,182	$12,431
Nonperforming loans as a % of total gross loans and leases	0.33%	0.30%	0.25%	0.50%	0.85%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.37%	0.36%	0.60%	0.68%	1.13%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

NPAs totaled $6.5 million, or 0.3% of gross loans and leases plus foreclosed assets at the end of 2019, up slightly from $6.2 million, or 0.3% of gross loans and leases plus foreclosed assets at the end of 2018. NPAs were reduced by $3.2 million, or 34%, during 2018, and the decline is even more dramatic when looking further back in time. This reduction has occurred in response to better economic conditions and our continuous efforts to improve credit quality. Not reflected in the period-end numbers is the addition of a $10 million purchased participation loan to nonperforming loans in August 2018. That loan was written down by a total of $2.4 million, and was ultimately transferred to OREO and sold in the fourth quarter of 2018.

Nonperforming loans secured by real estate comprised $5.1 million of total nonperforming loans at December 31, 2019, an increase of $1.5 million, or 41%, since December 31, 2018. This was mostly offset by a decline in Commercial & Industrial and Consumer nonperforming loans during 2019.  We have no reason to believe that there will be additional material increases in nonperforming real estate or commercial loans in the near term, but no assurance can be provided in that regard. Nonperforming loan balances at December 31, 2019 include $2.6 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such. We also had $8.4 million in loans classified as performing TDRs for which we were still accruing interest at December 31, 2019, a drop of $2.6 million, or 24%, relative to December 31, 2018. Notes 2 and 4 to the consolidated financial statements provide a more comprehensive disclosure of TDR balances and activity within recent periods.

The balance of foreclosed assets had a carrying value of $0.80 million at December 31, 2019, comprised of 10 properties classified as OREO and two mobile homes. At the end of 2018 foreclosed assets totaled $1.1 million, consisting of 11 properties classified as OREO. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but no assurance can be provided that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was $9.9 million, or 0.6% of gross loans at December 31, 2019, relative to $9.8 million, or 0.6% of gross loans at December 31, 2018. The increase in the allowance resulted from the addition of a $2.55 million loan loss provision in 2019, less $2.38 million in net loan charge-offs. Reserves were established for losses inherent in incremental loan balances and unanticipated charge-offs in 2019. The net increase in the allowance might have been even larger if not for the following circumstances:  many charge-offs were recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; all acquired loans were booked at their fair values, and thus did not initially require a loan loss allowance; and loan loss rates have been declining, having a positive impact on general reserves established for performing loans. The ratio of the allowance to nonperforming loans was 173.0% at December 31, 2019, relative to 189.1% at December 31, 2018, and 228.2% at December 31, 2017. As described above, a separate allowance of $0.31 million for potential losses inherent in unused commitments is included in other liabilities at December 31, 2019.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses
(dollars in thousands)
	As of and for the years ended December 31,
Balances:	2019	2018	2017	2016	2015
Average gross loans and leases outstanding during period	$1,753,748	$1,625,732	$1,318,909	$1,153,240	$1,027,983
Gross loans and leases held for investment	$1,762,565	$1,731,928	$1,557,820	$1,262,531	$1,132,856

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,750	$9,043	$9,701	$10,423	$11,248
Provision charged to expense	2,550	4,350	(1,140)	—	—
Charge-offs
Real estate:
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	4	—	144	73
1-4 family - closed-end	—	5	7	97	224
Equity lines	—	125	58	94	92
Multi-family residential	—	—	—	50	—
Commercial real estate - owner occupied	—	—	36	108	318
Commercial real estate - non-owner occupied	1,190	2,341	—	469	—
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	1,190	2,475	101	962	707
Agricultural	—	—	154	—	—
Commercial and industrial	1,274	608	669	344	395
Mortgage warehouse lines	—	—	—	—	—
Consumer loans	2,409	2,225	2,161	1,905	1,738
Total	4,873	5,308	3,085	3,211	2,840
Recoveries
Real estate:
1-4 family residential construction	—	—	—	—	—
Other construction/land	2	—	5	467	117
1-4 family - closed-end	148	10	1,959	15	93
Equity lines	150	134	32	17	189
Multi-family residential	—	—	—	—	—
Commercial real estate - owner occupied	—	230	38	35	106
Commercial real estate - non-owner occupied	347	—	201	449	246
Farmland	—	—	—	—	—
TOTAL REAL ESTATE	647	374	2,235	983	751
Agricultural	—	22	5	14	81
Commercial and industrial	690	148	310	477	225
Mortgage warehouse lines	—	—	—	—	—
Consumer loans	1,159	1,121	1,017	1,015	958
Total	2,496	1,665	3,567	2,489	2,015
Net loan (recoveries) charge offs	2,377	3,643	(482)	722	825
Balance	$9,923	$9,750	$9,043	$9,701	$10,423

RATIOS
Net loan and lease charge-offs to average loans and leases	0.14%	0.22%	-0.04%	0.06%	0.08%
Allowance for loan and lease losses to gross loans and leases at end of period	0.56%	0.56%	0.58%	0.77%	0.92%
Allowance for loan losses to non-performing loans	172.96%	189.10%	228.19%	152.41%	108.19%
Net loan and lease charge-offs to allowance for loan losses at end of period	23.95%	37.36%	-5.33%	7.44%	7.92%
Net loan charge-offs to provision for loan and lease losses	93.22%	83.75%	42.28%	—	—

As shown in the table above, the Company recorded a loan loss provision of $2.55 million in 2019 compared to $4.35 million in 2018, and a negative loan loss provision of $1.14 million in 2017. Our allowance for probable losses on specifically identified impaired loans was reduced by $1.18 million, or 59%, during 2019, whereas it was increased by $0.85 million, or 74%, during 2018. The allowance for probable losses inherent in non-impaired loans increased by $1.3 million, or 17%, as a result of potential local, national and global economic conditions on the loan portfolio. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

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

Allocation of Allowance for Loan and Lease Losses
(dollars in thousands)
	As of December 31,
	2019		2018		2017		2016		2015
	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans
Real Estate	$5,635	79.55%	$5,831	83.95%	$4,786	78.75%	$3,548	72.67%	$4,783	68.69%
Agricultural	193	2.73%	256	2.84%	208	3.00%	209	3.66%	722	4.08%
Commercial and industrial (2)	2,685	17.28%	2,394	12.70%	2,772	17.57%	4,279	22.71%	2,533	25.91%
Consumer loans	1,278	0.44%	1,239	0.51%	1,231	0.68%	1,208	0.96%	1,263	1.32%
Unallocated	132	—	30	—	46	—	457	—	1,122	—
Total	$9,923	100.00%	$9,750	100.00%	$9,043	100.00%	$9,701	100.00%	$10,423	100.00%

(1)	Represents percentage of loans in category to total loans
(2)	Includes mortgage warehouse lines

The Company’s allowance for loan and lease losses at December 31, 2019 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.  The Company adopted the current expected credit losses methodology on January 1, 2020.  Initial estimates indicate that our allowance for loan and lease losses will increase by $12 million relative to current levels however the exact impact has not been definitively determined at this time.

Investments

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity. The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $615 million, or 24% of total assets at December 31, 2019, as compare to $562 million, or 22% of total assets at December 31, 2018.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances held primarily in our Federal Reserve Bank account totaled $15 million at December 31, 2019, as compared to $2 million at December 31, 2018. The Company’s investment securities portfolio had a book balance of $601 million at December 31, 2019, compared to $560 million at December 31, 2018, reflecting a net increase of $41 million for 2019. The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for bonds in our investment portfolio was 4.4 years and their average effective duration was 3.2 years at December 31, 2019, as compared to an expected average life of 4.1 years and an average effective duration of 3.3 years at year-end 2018.

The following Investment Portfolio table reflects the amortized cost and fair market values for each primary category of investment securities for the past three years:

Investment Portfolio-Available for Sale
(dollars in thousands)
	As of December 31,
	2019		2018		2017
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
U.S. government agencies	$12,125	$12,145	$15,553	$15,212	$21,524	$21,326
Mortgage-backed securities	398,353	400,389	414,208	404,733	399,203	393,802
State and political subdivisions	181,900	188,265	140,181	140,534	140,909	143,201
Total securities	$592,378	$600,799	$569,942	$560,479	$561,636	$558,329

The net unrealized gain on our investment portfolio, or the amount by which aggregate fair market values exceeded the amortized cost, was $8.4 million at December 31, 2019 as compared to a net loss of $9.5 million at December 31, 2018, an increase of $17.9 million.  The change was caused by lower market interest rates on fixed-rate bond values.  The balance of U.S. Government agency securities in our portfolio declined by $3.1 million, or 20%, during 2019 due primarily to bond maturities and a strategy to change the mix of the portfolio to more heavily weight municipal bonds. Similarly, mortgage-backed securities increased by $4 million, or 1% due to prepayments not being reinvested. Municipal bond balances increased by $47.7 million, or 34%.  Municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio undergo a detailed quarterly review for potential impairment.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $235 million at December 31, 2019 and $217 million at December 31, 2018, leaving $366 million in unpledged debt securities at December 31, 2019 and $343 million at December 31, 2018. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $71 million at December 31, 2019 and $9 million at December 31, 2018.

The table below groups the Company’s investment securities by their remaining time to maturity as of December 31, 2019, and provides weighted average yields for each segment. Since the actual timing of principal payments may differ from contractual maturities when obligors have the right to prepay principal, maturities for mortgage-backed securities (including collateralized mortgage obligations) were determined by incorporating expected prepayments.

Maturity and Yield of Available for Sale Investment Portfolio
(dollars in thousands)
	December 31, 2019
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies	$—	0.00%	$10,532	2.35%	$1,613	3.16%	$—	—	$12,145	2.46%
Mortgage-backed securities	1,457	2.15%	344,747	2.48%	54,185	2.62%	—	—	400,389	2.50%
State and political subdivisions	7,244	4.63%	6,639	4.42%	33,268	3.58%	141,114	3.50%	188,265	3.59%
Total securities	$8,701		$361,918		$89,066		$141,114		$600,799

Cash and Due from Banks

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches and our reserve requirement, among other things, and is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds. The Company’s balance of noninterest earning cash and balances due from correspondent banks totaled $66 million, or 3% of total assets at December 31, 2019, and $72 million, or 3% of total assets at December 31, 2018. The average balance of non-earning cash and due from banks, which can be used to determine trends, was $61 million for both 2019 and 2018.

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

The following premises and equipment table reflects the original cost, accumulated depreciation and amortization, and net book value of fixed assets by major category, for the years noted:

Premises and Equipment
(dollars in thousands)
	As of December 31,
	2019			2018			2017
		Accumulated			Accumulated			Accumulated
		Depreciation			Depreciation			Depreciation
		and	Net Book		and	Net Book		and	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value	Cost	Amortization	Value
Land	$5,751	$—	$5,751	$5,751	$—	$5,751	$5,261	$—	$5,261
Buildings	21,526	10,407	11,119	21,579	10,140	11,439	20,255	9,551	10,704
Furniture and equipment	17,798	14,365	3,433	18,958	14,971	3,987	18,899	14,159	4,740
Leasehold improvements	15,357	8,269	7,088	15,023	7,601	7,422	15,013	6,665	8,348
Construction in progress	44	—	44	901	—	901	335	—	335
Total	$60,476	$33,041	$27,435	$62,212	$32,712	$29,500	$59,763	$30,375	$29,388

The net book value of the Company’s premises and equipment was 1.1% of total assets at December 31, 2019, relative to 1.2% at December 31, 2018. Depreciation and amortization included in occupancy and equipment expense totaled $2.8 million in 2019 and $3.0 million in 2018.

Other Assets

Goodwill totaled $27.4 million at December 31, 2019, unchanged for the year and other intangible assets were $5.4 million, a decrease of $1.1 million, or 17%, as a result of amortization expense recorded on core deposit intangibles. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment following FASB guidelines, and based on those analytics Management has determined that no impairment exists as of December 31, 2019.

The net cash surrender value of bank-owned life insurance policies increased to $50.5 million at December 31, 2019 from $48.2 million at December 31, 2018, due to the addition of BOLI income to net cash surrender values. Refer to the “Noninterest Revenue and Operating Expense” section above for a more detailed discussion of BOLI and the income it generates.

The remainder of other assets consists primarily of operating leases upon the adoption of Accounting Standards Update 2016-02 (Topic 842) in 2019, accrued interest receivable, deferred taxes, investments in bank stocks, other real estate owned, prepaid assets, investments in low income housing credits, and other miscellaneous assets.  The total operating lease right-of-use asset recorded on the books is $9.9 million less accumulated amortization of $1.6 million. The bank stocks include Pacific Coast Bankers Bank stock and restricted stock related to the Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

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

Deposit Distribution
(dollars in thousands)
	Year Ended December 31,
	2019	2018	2017	2016	2015
Interest bearing demand deposits	$91,212	$101,243	$118,533	$132,586	$125,210
Non-interest bearing demand deposits	690,950	662,527	635,434	524,552	432,251
NOW	458,600	434,483	405,057	366,238	306,630
Savings	294,317	283,953	283,126	215,693	193,052
Money market	118,933	123,807	171,611	119,417	101,562
CDAR's < $100,000	—	—	—	251	306
CDAR's ≥ $100,000	—	—	—	—	13,803
Customer time deposit < $100,000	81,247	93,156	82,885	75,633	75,069
Customer time deposits ≥ $100,000	383,115	367,171	291,740	261,101	216,745
Brokered deposits	50,000	50,000	—	—	—
Total deposits	$2,168,374	$2,116,340	$1,988,386	$1,695,471	$1,464,628

Percentage of Total Deposits
Interest bearing demand deposits	4.21%	4.78%	5.96%	7.82%	8.55%
Non-interest bearing demand deposits	31.86%	31.31%	31.96%	30.94%	29.51%
NOW	21.15%	20.53%	20.37%	21.60%	20.94%
Savings	13.57%	13.42%	14.24%	12.72%	13.18%
Money market	5.48%	5.85%	8.63%	7.04%	6.93%
CDAR's < $100,000	—	—	—	0.01%	0.02%
CDAR's ≥ $100,000	—	—	—	—	0.94%
Customer Time deposit < $100,000	3.75%	4.40%	4.17%	4.46%	5.13%
Customer Time deposits > $100,000	17.67%	17.35%	14.67%	15.40%	14.80%
Brokered deposits	2.31%	2.36%	—	—	0.00%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Deposit balances reflect net growth of $52 million, or 2%,  in 2019 and  $128 million, or 6%, during 2018.  The increase in 2019 is primarily due to organic growth.  The increase in 2018 is due to acquired Lompoc branch deposits totaling $34 million at December 31, 2018, the addition of $50 million in wholesale brokered deposits, and growth in customer time deposits. Customer time deposits increased by $86 million, or 23%, due primarily to a marketing campaign targeting those deposits in the fourth quarter of 2018, but the increase also includes about $7 million in time deposits in the acquired Lompoc branch at the end of the year.

Non-interest bearing demand deposit balances were up $28 million, or 4%, and NOW accounts increased by $24 million, or 6% in 2019.  Overall non-maturity deposits increased by $48 million, or 3%, to $1.65 billion at December 31, 2019.

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

The scheduled maturity distribution of the Company’s time deposits at the end of 2019 was as follows:

Deposit Maturity Distribution
(dollars in thousands)
	As of December 31, 2019
	Three months or less	Three to six months	Six to twelve months	One to three years	Over three years	Total
Time certificates of deposit < $100,000	87,454	22,016	16,311	3,923	1,543	131,247
Other time deposits ≥ $100,000	273,413	67,252	37,510	2,886	2,054	383,115
Total	$360,867	$89,268	$53,821	$6,809	$3,597	$514,362

Other Borrowings

The Company’s non-deposit borrowings may, at any given time, include fed funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank, advances from the FRB, securities sold under agreements to repurchase, and/or junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.

Total non-deposit interest-bearing liabilities were down by $27 million, or 25%, in 2019, due to decreases in FHLB advances, partially offset by increases in customer repurchase agreements.  Non-deposit interest-bearing liabilities increased by $43 million, or 66%, in 2018, due to increases in FHLB borrowings and customer repurchase agreements. The Company had $20 million in short-term borrowings from the FHLB at December 31, 2019, as compared to $56 million in overnight FHLB borrowings at December 31, 2018. There were no overnight federal funds purchased from other correspondent banks or advances from the FRB on our books at December 31, 2019 or 2018. Repurchase agreements totaled over $26 million at year-end 2019 relative to a balance of $16 million at year-end 2018. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. The Company had junior subordinated debentures totaling $34.9 million at December 31, 2019 and $34.8 million December 31, 2018, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities. The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016.

The details of the Company’s short-term borrowings are presented in the table below, for the years noted:

Short-term Borrowings
(dollars in thousands)
	Year Ended December 31,
	2019	2018	2017
Repurchase Agreements
Balance at December 31	$25,711	$16,359	$8,150
Average amount outstanding	22,090	14,332	8,514
Maximum amount outstanding at any month end	27,712	17,672	11,409
Average interest rate for the year	0.40%	0.40%	0.40%

Fed funds purchased
Balance at December 31	$—	$—	$—
Average amount outstanding	313	22	166
Maximum amount outstanding at any month end	—	850	5,500
Average interest rate for the year	0.32%	0.00%	0.60%

FHLB advances
Balance at December 31	$20,000	$56,100	$21,900
Average amount outstanding	13,229	8,967	7,074
Maximum amount outstanding at any month end	63,700	56,100	55,000
Average interest rate for the year	2.06%	2.19%	0.82%

Other Noninterest Bearing Liabilities

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities increased by $10 million, or 37%, during 2019 due to the booking of an operating lease liability as a result of the adoption of Accounting Standards Update 2016-02, Leases (Topic 842).

Capital Resources

The Company had total shareholders’ equity of $309.3 million at December 31, 2019 as compared to $273.0 million at December 31, 2018. The increase of $36.3 million, or 13%, is due to $36.0 million in net income and approximately $1.5 million in additional capital related to stock options, a $12.6 million increase in our accumulated other comprehensive income, net of $11.3 million in dividends paid and $2.5 million in stock repurchased.  We maintained a very strong capital position throughout the recession and in the ensuing years, and our capital remains at relatively high levels in comparison to many of our peer banks.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios at the dates indicated:

	December 31, 2019	December 31, 2018
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.27%	12.61%
Tier 1 Capital to Risk-weighted Assets	14.98%	14.38%
Total Capital to Risk-weighted Assets	15.48%	14.89%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.91%	11.49%
Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.75%	14.25%
Tier 1 Capital to Risk-weighted Assets	14.75%	14.25%
Total Capital to Risk-weighted Assets	15.25%	14.77%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.73%	11.39%

At the end of 2019 the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, and our regulatory capital ratios remained above the median for peer financial institutions. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur. A more detailed table of regulatory capital ratios, which includes the capital amounts and ratios required to qualify as “well capitalized” as well as minimum capital ratios, appears in Note 15 to the Consolidated Financial Statements in Item 8 herein. For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

The federal banking agencies published a final rule on November 13, 2019, that provided a simplified measure of capital adequacy for qualifying community banking organizations.  A qualifying community banking organization that opts into the community bank leverage ratio framework and maintains a leverage ratio greater than 9 percent will be considered to have met the minimum capital requirements, the capital ratio requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject.   A qualifying community banking organization with a leverage ratio of greater than 9 percent may opt into the community bank leverage ratio framework if has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of 5 percent or less of total consolidated assets.   Further, the bank must not be an advance approaches banking organization.

The final rule became effective January 1, 2020 and banks that meet the qualifying criteria can elect to use the community bank leverage framework starting with the quarter ended March 31, 2020.   The Company and the Bank meet the criteria outlined in the final rule and are considering whether or not to opt into the community bank leverage ratio framework.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $523 million at December 31, 2019. The Company was also eligible to borrow approximately $59 million at the Federal Reserve Discount Window based on pledged assets at December 31, 2019. Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2019, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $437 million of the Company’s investment balances, as compared to $352 million at December 31, 2018. Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $105 million at December 31, 2019. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 68% and 17%, respectively, at December 31, 2019, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.”  Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were all well within policy guidelines at December 31, 2019.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, shareholder dividends, and stock repurchases. Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in this Form 10‑K.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least six other interest rate scenarios in conducting our rolling 12‑month net interest income simulations:  upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time. We currently utilize an additional upward rate shock scenario of 400 basis points. Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10%

for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of December 31, 2019 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	($19,358)	($11,932)	($4,505)	+$1,085	+$1,844	+$2,753	+$3,193
% Change	-18.87%	-11.63%	-4.39%	+1.06%	+1.80%	+2.68%	+3.11%

Our current simulations indicate that the Company’s net interest income will remain relatively flat over the next 12 months in a rising rate environment, but a drop in interest rates could have a substantial negative impact. In prior periods the simulations projected sizeable gains in net interest income in rising rate scenarios, but balance sheet changes such as the addition of fixed-rate loans and adjustable-rate loans with longer reset periods, and the recent increase in interest rates have significantly diminished that effect. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by only $1.09 million, or 1.1%, relative to a stable interest rate scenario, with the favorable variance contracting very slightly as interest rates rise higher. If interest rates were to decline by 100 basis points, however, net interest income would likely be around $4.50 million lower than in a stable interest rate scenario, for a negative variance of 4.4%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view material interest rate reductions as unlikely in the near term, we will continue to monitor our interest rate risk profile and will apply remedial changes as deemed appropriate.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When no balance sheet growth is incorporated and a stable interest rate environment is assumed, projected annual net interest income is about $6.4 million lower than in our standard simulation. However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from excessive non-maturity deposit runoff and/or unfavorable deposit rate changes in rising rate scenarios.

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

Company’s EVE as of December 31, 2019, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp
Change in EVE (in $000’s)	($94,510)	($115,378)	($91,610)	+$48,235	+$78,265	+$96,382
% Change	-17.13%	-20.91%	-16.61%	+8.74%	+14.19%	+17.47%

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Sierra Bancorp and Subsidiary
Porterville, California

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Sierra Bancorp and Subsidiary (the Company) as of December 31, 2019, and the related consolidated statements of income, comprehensive income, change in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”).

We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2019.

San Ramon, California

March 12, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sierra Bancorp and Subsidiary

Porterville, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sierra Bancorp and Subsidiary as of December 31, 2018 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows, for the each of the years in the two year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of  Sierra Bancorp as of December 31, 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to  Sierra Bancorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Vavrinek, Trine, Day & Co., LLP

We have served as the Company's auditor since 2004.

Rancho Cucamonga, California

March 14, 2019

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(dollars in thousands)

	2019	2018
ASSETS
Cash and due from banks	$65,556	$72,439
Interest-bearing deposits in banks	14,521	1,693
Cash and cash equivalents	80,077	74,132
Securities available-for-sale	600,799	560,479
Loans and leases:
Gross loans and leases	1,762,565	1,731,928
Allowance for loan and lease losses	(9,923)	(9,750)
Deferred loan and lease costs, net	2,896	2,602
Net loans and leases	1,755,538	1,724,780
Foreclosed assets	800	1,082
Premises and equipment, net	27,435	29,500
Goodwill	27,357	27,357
Other intangible assets, net	5,381	6,455
Company owned life insurance	50,517	48,153
Other assets	45,915	50,564
	$2,593,819	$2,522,502
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$690,950	$662,527
Interest bearing	1,477,424	1,453,813
Total deposits	2,168,374	2,116,340
Repurchase agreements	25,711	16,359
Short-term borrowings	20,000	56,100
Subordinated debentures, net	34,945	34,767
Other liabilities	35,504	25,912
Total liabilities	2,284,534	2,249,478
Commitments and contingent liabilities (Notes 6 & 13)
Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued; Common stock, no par value; 24,000,000 shares authorized; 15,284,538 and 15,300,460 shares issued and outstanding in 2019 and 2018, respectively	113,179	112,507
Additional paid-in capital	3,307	3,066
Retained earnings	186,867	164,117
Accumulated other comprehensive gain (loss), net of taxes of $2,490 in 2019 and $(2,798) in 2018	5,932	(6,666)
Total shareholders' equity	309,285	273,024
	$2,593,819	$2,522,502

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands, except per share data)

	2019	2018	2017
Interest and dividend income
Loans and leases, including fees	$95,898	$87,792	$68,227
Taxable securities	10,139	9,548	8,614
Tax-exempt securities	4,534	4,060	3,711
Dividend income on securities	—	—	16
Federal funds sold and other	376	238	356
Total interest income	110,947	101,638	80,924
Interest expense
Deposits	11,380	7,260	3,762
Short-term borrowings	362	253	93
Subordinated debentures	1,836	1,731	1,368
Total interest expense	13,578	9,244	5,223
Net interest income	97,369	92,394	75,701
Provision (benefit) for loan and lease losses	2,550	4,350	(1,140)
Net interest income after provision for loan and lease losses	94,819	88,044	76,841
Non-interest income
Service charges on deposits	12,742	12,439	11,230
Gain on sale of loans	—	—	3
Checkcard fees	6,584	5,878	4,955
Net (losses) gains on sale of securities available-for-sale	(198)	2	500
Increase in cash surrender value of life insurance	2,184	591	1,640
Other income	2,165	2,654	3,451
Total non-interest income	23,477	21,564	21,779
Non-interest expense
Salaries and employee benefits	35,978	36,133	31,506
Occupancy and equipment	9,845	10,295	9,590
Acquisition costs	22	449	2,225
Other	24,733	23,147	22,120
Total non-interest expense	70,578	70,024	65,441
Income before income taxes	47,718	39,584	33,179
Provision for income taxes	11,757	9,907	13,640
Net income	$35,961	$29,677	$19,539
Earnings per share
Basic	$2.35	$1.94	$1.38
Diluted	$2.33	$1.92	$1.36
Weighted average shares outstanding, basic	15,311,113	15,261,794	14,172,196
Weighted average shares outstanding, diluted	15,437,111	15,432,120	14,357,782

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands, except footnotes)

	2019	2018	2017
Net income	$35,961	$29,677	$19,539
Other comprehensive income (expense), before tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	17,686	(6,154)	231
Reclassification adjustment for losses (gains) included in net income (1)	198	(2)	(500)
Other comprehensive gain (loss), before tax	17,884	(6,156)	(269)
Income tax (expense) benefit related to items of other comprehensive income	(5,286)	1,820	112
Total other comprehensive gain (loss), net of tax	12,598	(4,336)	(157)
Comprehensive income	48,559	25,341	19,382

(1)

Amounts are included in net losses (gains) on securities available-for-sale on the Consolidated Statements of Income in non-interest income. Income tax expense (benefit) associated with the reclassification adjustment for the years ended 2019, 2018 and 2017 was $(59,000), $1,000 and $210,000 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2019

(dollars in thousands, except per share data)

	Common Stock
					Accumulated
			Additional		Other
			Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (loss)	Equity
Balance, January 1, 2017	13,776,589	$72,626	$2,832	$132,180	$(1,760)	$205,878
Net Income				19,539		19,539
Other comprehensive loss, net of tax					(157)	(157)
Tax act reclassification				413	(413)	—
Exercise of stock options	70,340	1,141	(377)			764
Stock compensation costs			476			476
Stock repurchase						—
Stock issued-acquisition	1,376,431	37,371	6			37,377
Cash dividends - $.56 per share				(7,935)		(7,935)
Balance, December 31, 2017	15,223,360	111,138	2,937	144,197	(2,330)	255,942
Net Income				29,677		29,677
Other comprehensive loss, net of tax					(4,336)	(4,336)
Exercise of stock options	77,100	1,369	(238)			1,131
Stock compensation costs			373			373
Stock repurchase						—
Stock issued-acquisition	—	—	(6)			(6)
Cash dividends - $.64 per share				(9,757)		(9,757)
Balance, December 31, 2018	15,300,460	112,507	3,066	164,117	(6,666)	273,024
Net Income				35,961		35,961
Other comprehensive gain, net of tax					12,598	12,598
Exercise of stock options	82,681	1,337	(249)			1,088
Stock compensation costs			490			490
Stock repurchase	(98,603)	(665)		(1,879)		(2,544)
Stock issued-acquisition						—
Cash dividends - $.74 per share				(11,332)		(11,332)
Balance, December 31, 2019	15,284,538	$113,179	$3,307	$186,867	$5,932	$309,285

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018, and 2017

(dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$35,961	$29,677	$19,539
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sales of securities	198	(2)	(500)
Gain on sale of loans	—	—	(3)
Loss on disposal of fixed assets	28	16	136
Gain on sale of foreclosed assets	(107)	(1,423)	(56)
Writedown of foreclosed assets	77	439	95
Share-based compensation expense	490	373	476
Provision (benefit) for loan losses	2,550	4,350	(1,140)
Depreciation and amortization	2,988	3,174	3,030
Net amortization on securities premiums and discounts	4,449	5,452	6,749
Accretion of discounts for loans acquired and net deferred loan fees	(1,023)	(1,647)	(1,384)
Increase in cash surrender value of life insurance policies	(2,184)	(591)	(1,640)
Amortization of core deposit intangible	1,074	1,020	508
(Increase) decrease in interest receivable and other assets	(9,224)	(6,106)	10,402
Increase (decrease) in other liabilities	9,662	(5,420)	4,100
Deferred income tax benefit	(97)	(308)	(1,130)
Increase in equity securities	(232)	(1,183)	—
Net amortization of partnership investment	2,127	2,625	1,497
Net cash provided by operating activities	46,737	30,446	40,679
Cash flows from investing activities:
Maturities and calls of securities available for sale	9,809	9,730	9,493
Proceeds from sales of securities available for sale	60,510	6,838	40,166
Purchases of securities available for sale	(190,168)	(122,818)	(179,092)
Principal paydowns on securities available for sale	92,766	92,494	100,161
Net purchases of FHLB stock	(833)	(300)	(1,689)
Loan originations and payments, net	(32,376)	(183,737)	(76,129)
Purchases of premises and equipment, net	(783)	(3,123)	(2,141)
Proceeds from sales of fixed assets	10	—	—
Proceeds from sales of foreclosed assets	7,955	13,188	443
Purchase of bank owned life insurance	(440)	(454)	(455)
Liquidation of bank-owned life insurance	260	—	—
Proceeds from BOLI death benefit	—	—	999
Net increase in partnership investment	—	—	(5,000)
Net cash from bank acquisition	—	(6)	61,571
Net cash used in investing activities	(53,290)	(188,188)	(51,673)
Cash flows from financing activities:
Increase in deposits	52,034	127,954	35,304
Increase (decrease) in borrowed funds	(36,100)	34,200	(67,500)
Increase (decrease) in repurchase agreements	9,352	8,209	56
Cash dividends paid	(11,332)	(9,757)	(7,935)
Repurchases of common stock	(2,544)	—	—
Stock options exercised	1,088	1,131	764
Net cash provided by financing activities	12,498	161,737	(39,311)
(Decrease) increase in cash and due from banks	5,945	3,995	(50,305)
Cash and cash equivalents, beginning of year	74,132	70,137	120,442
Cash and cash equivalents, end of year	$80,077	$74,132	$70,137

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)

	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$13,769	$8,707	$5,000
Income taxes	$12,000	$11,300	$7,147
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$27	$7,805	$666
Change in unrealized net gains (losses) on securities available-for-sale	$17,884	$(6,156)	$(269)
Operating right-of-use asset pursuant to adoption of ASU 2016-02	$8,308	$—	$—
Operating lease liability pursuant to adoption of ASU 2016-02	$8,915	$—	$—
Assets acquired (liabilities assumed) in bank acquisition:
Cash and cash equivalents	$—	$—	$62,374
Securities	$—	$—	$5,492
Loans	$—	$—	$217,807
Premises and equipment	$—	$—	$1,342
Foreclosed assets	$—	$—	$3,072
Core deposit intangibles	$—	$—	$3,939
Goodwill	$—	$—	$19,089
Other assets	$—	$—	$10,479
Deposits	$—	$—	$(257,611)
Other liabilities	$—	$—	$(3,404)
Borrowings	$—	$—	$(24,400)
Subordinated debentures	$—	$—	$—

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

At December 31, 2019, the Bank operated 40 full service branch offices, an online branch and Agricultural, SBA and Mortgage Warehouse lending divisions. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made in California within the market area of the South Central San Joaquin Valley, the Central Coast, Ventura County and neighboring communities. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2019. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

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

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and deposits with other financial institutions with original maturities within 90 days, and federal funds sold. Net cash flows are reported for customer

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

loan and deposit transactions, interest bearing deposits in other financial institutions, and fed funds purchased and repurchase agreements.

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

FHLB Stock and Other Investments

The Bank is a member of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost in other assets, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank’s investment in FHLB stock was approximately $10,727,000 and $9,894,000 at December 31, 2019 and 2018, respectively.

Pursuant to the adoption of ASU 2016‑01 on January 1, 2018, the Company elected the measurement alternative for measuring equity securities without readily determinable fair values at cost less impairment, plus or minus observable price changes in orderly transactions. The carrying amount of equity securities without readily determinable fair values is $2,016,000 and $1,784,000 at December 31, 2019 and 2018, respectively.  Equity securities primarily consist of an investment in Pacific Coast Bankers’ Bank (“PCBB”). A remeasurement gain of $232,000 and $1,183,000 was recorded to income during the years ended December 31, 2019 and 2018, on PCBB stock. $1,415,000 in cummulative remeasurement gains have been recorded as of December 31, 2019 on PCBB stock. Adjustments to the carrying value of PCBB stock were based on observable activity in the stock.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2019, 2018, or 2017 regarding these representations and warranties.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company had one foreclosed residential real estate property recorded at December 31, 2019, as a result of obtaining physical possession of the property. At December 31, 2019, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $1,089,000.

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

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually or more frequently if events and circumstances exist which indicate that an impairment test should be performed. The Company selected December 31, 2019 as the date to perform the annual impairment test for 2019.   Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was no impairment recognized for the years ended December 31, 2019, 2018, and 2017.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Details regarding these commitments and financial instruments are discussed in detail in Note 13 to the consolidated financial statements.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2019 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Stock-Based Compensation

At December 31, 2019, the Company had one stock-based compensation plan, the Sierra Bancorp 2017 Stock Incentive Plan (the “2017 Plan”), which was adopted by the Company’s Board of Directors on March 16, 2017 and approved by the Company’s shareholders on May 24, 2017. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007” Plan), which expired by its own terms on March 15, 2017. Options to purchase shares granted under the 2007 Plan that remained outstanding were unaffected by that plan’s termination. The 2017 Plan covers 850,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. We have not issued, nor do we currently have plans to issue, restricted stock awards.

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

	Years Ended December 31,
	2019	2018	2017
Dividend yield	2.62%	2.12%	1.70%
Expected Volatility	34.57%	26.26%	26.47%
Risk-free interest rate	2.70%	2.38%	1.92%
Expected option life	5.4 years	5.3 years	5.0 years

Revenue Recognition

Revenue from contracts with customers comprises the noninterest income earned by the Company in exchange for services provided to customers.  Income associated with customer contracts generally involve transaction prices that are fixed and performance obligations which are satisfied as services are rendered.  In most cases recognition occurs within a single financial reporting period as there is little or no judgement involved in the timing of revenues.  We generally act in a principal capacity, on our own behalf, in most of our contracts with customers.  In such transactions, we recognize revenue and the related costs to provide our services on a gross basis in our financial statements.  Service Charges on Deposit Accounts comprise charges on retail and business accounts.  Business customers can earn credits depending on account type and deposit balances maintained with the Company, which may be used to offset fees.  Fees and credits are based on predetermined, agreed-upon rates.  In some cases, we act in an agent capacity, deriving revenue through assisting other entities in transactions with our customers.  In such transactions,

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

we recognize revenue and those related costs to provide services on a gross basis in our financial statements.  Debit card interchange income is derived from our customers’ use of various interchange and ATM/debit card networks which are the primary sources of revenue generated in an agent capacity.

Recent Accounting Pronouncements

In January 2016 the FASB issued ASU 2016‑01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Among other things, the guidance in this ASU (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements, and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. This amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities are required to apply the amendment by means of a cumulative-effect adjustment as of the beginning of the fiscal year of adoption, except for the amendment related to equity securities without readily determinable fair values which should be applied prospectively to equity investments that exist as of the date of adoption. The Company adopted ASU 2016‑01 effective January 1, 2018, and recorded an increase in equity securities without readily determinable values and non-interest revenue for $1,183,000. In accordance with (iv) above, the Company measured the fair value of its loan portfolio at December 31, 2019 using an exit price notion. See Note 20 Fair Value.

In February 25, 2016, the FASB issued Accounting Standards Update 2016‑02, Leases (Topic 842). The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has several lease agreements, including 21 branch locations,  one administrative office and three offsite ATM locations which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. Effective January 1, 2019 the Company adopted ASU 2016‑02 recording a right of use asset totaling   approximately $10 million, and a corresponding lease liability .  See Note 6 to the consolidated financial statements for more detailed information.

In September 2016 the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense. Furthermore, ASU 2016‑13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016‑13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016‑13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016‑13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019. On the effective date, institutions will apply the new accounting standard as follows:  for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis. The Company adopted ASU 2016-13 on January 1, 2020 and while the exact extent of the impact has not yet been definitively determined, initial estimates indicate that our allowance for loan and lease losses will increase by $12,000,000 relative to current levels utilizing a discounted cash flow methodology with forecasting.

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

In March 2017 the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310‑20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium, by requiring the premium to be amortized to the earliest call date. Under current guidance, the premium on a callable debt security is generally amortized as an adjustment to yield over the contractual life of the instrument, and any unamortized premium is recorded as a loss in earnings upon the debtor’s exercise of a call provision. Under ASU 2017‑08, because the premium will be amortized to the earliest call date, entities will no longer recognize a loss in earnings if a debt security is called prior to the contractual maturity date. The amendments do not require an accounting change for securities held at a discount; discounts will continue to be amortized as an adjustment to yield over the contractual life of the debt instrument. ASU 2017‑08 is effective for public business entities, including the Company, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustments must be reflected as of the beginning of the fiscal year that includes that interim period. To apply ASU 2017‑08, entities must use a modified retrospective approach, with the cumulative-effect adjustment recognized to retained earnings at the beginning of

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

the period of adoption. Entities are also required to provide disclosures about a change in accounting principle in the period of adoption. The Company adopted  ASU 2017‑08 effective January 1, 2019 with no material impact on our financial statements or operations.

In February 2018 the FASB issued ASU 2018‑02, Income Statement - Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income  This ASU requires a reclassification from accumulated other comprehensive income (AOCI) to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (Tax Act), which was enacted on December 22, 2017. The Tax Act included a reduction to the corporate income tax rate from 35 percent to 21 percent effective January 1, 2018. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21 percent corporate income tax rate. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We have adopted the guidance during the first quarter of 2018, retrospectively to December 31, 2017. The change in accounting principle will be accounted for as a cumulative-effect adjustment to the balance sheet resulting in a $413,000 increase to retained earnings and a corresponding decrease to AOCI on December 31, 2017.

In August 2018 the FASB issued ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, as part of its disclosure framework project. Pursuant to this guidance, disclosures that will no longer be required include the following:  transfers between Level 1 and Level 2 of the fair value hierarchy; transfers in and out of Level 3 for nonpublic entities, as well as purchases and issuances and the Level 3 roll forward; a company’s policy for determining when transfers between any of the three levels have occurred; the valuation processes used for Level 3 measurements; and, the changes in unrealized gains or losses presented in earnings for Level 3 instruments held at the balance sheet date for nonpublic entities. The following are additional disclosure requirements:  for public entities, the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 instruments held at the balance sheet date; for public entities, the range and weighted average of significant unobservable inputs used for Level 3 measurements, although for certain unobservable inputs the entity will be allowed to disclose other quantitative information in place of the weighted average to the extent that it would be a more reasonable and rational method to reflect the distribution of unobservable inputs; for nonpublic entities, some form of quantitative information about significant unobservable inputs used in Level 3 fair value measurements; and, for certain investments in entities that calculate the net asset value, disclosures will be required about the timing of liquidation and redemption restrictions lapsing if the latter has been communicated to the reporting entity. The guidance also clarifies that the Level 3 measurement uncertainty disclosure should communicate information about the uncertainty at the balance sheet date. ASU 2018‑13 is effective for all entities in fiscal years beginning after December 15, 2019, including interim periods. Early adoption is permitted. In addition, an entity may early adopt any of the removed or modified disclosures immediately and delay adoption of the new disclosures until the effective date.  The Company adopted ASU 2018-13 effective January 1, 2020 which impacts the disclosure requirements for fair value measurement.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

3.       SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of the securities available-for-sale are as follows (dollars in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$12,125	$124	$(104)	$12,145
Mortgage-backed securities	398,353	3,354	(1,318)	400,389
State and political subdivisions	181,900	6,478	(113)	188,265
Total securities	$592,378	$9,956	$(1,535)	$600,799

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$15,553	$12	$(353)	$15,212
Mortgage-backed securities	414,208	398	(9,873)	404,733
State and political subdivisions	140,181	1,206	(853)	140,534
Total securities	$569,942	$1,616	$(11,079)	$560,479

For the years ended December 31, 2019, 2018, and 2017, proceeds from sales of securities available-for-sale were $60.5 million, $6.8 million, and $40.2 million, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of securities for the years ended were as follows (dollars in thousands):

	December 31,
	2019	2018	2017
Gross gains on sales and calls of securities	$230	$21	$1,024
Gross losses on sales and calls of securities	(428)	(19)	(524)
Net (losses) gains on sales and calls of securities	$(198)	$2	$500

The Company has reviewed all sectors and securities in the portfolio for impairment. During the year ended December 31, 2019 the Company realized gains through earnings from the sale and call of 74 debt securities for

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

$230,000. The securities were sold with 108 other debt securities, for which a $428,000 loss was realized, to improve the structure of the portfolio at year end. During the year ended December 31, 2018, the Company realized gains through earnings from the sale and call of 11 debt securities for $21,000. The securities were sold with 8 other debt securities, for which a $19,000 loss was realized, to improve the structure of the portfolio at year-end.

At December 31, 2019 and 2018, the Company had 198 and 552 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2019
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(32)	$3,240	$(72)	$2,689
Mortgage-backed securities	(494)	100,518	(824)	78,538
State and political subdivisions	(113)	19,762	—	—
Total	$(639)	$123,520	$(896)	$81,227

	December 31, 2018
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(54)	$2,815	$(299)	$10,764
Mortgage-backed securities	(717)	69,686	(9,156)	273,230
State and political subdivisions	(249)	33,864	(604)	22,213
Total	$(1,020)	$106,365	$(10,059)	$306,207

The Company has concluded as of December 31, 2019 that all remaining securities, currently in an unrealized loss position, are not other-than-temporarily-impaired. This assessment was based on the following factors: 1) the Company has the ability to hold the securities, 2) the Company does not intend to sell the securities, 3) the Company does not anticipate it will be required to sell the securities before recovery, 4) and the Company expects to eventually recover the entire amortized cost basis of the securities.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2019 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties (dollars in thousands):

	Amortized Cost	Fair Value
Maturing within one year	$7,155	$7,244
Maturing after one year through five years	17,008	17,171
Maturing after five years through ten years	33,805	34,881
Maturing after ten years	136,057	141,114
Mortgage-backed securities	189,554	190,488
Collateralized mortgage obligations	208,799	209,901
	$592,378	$600,799

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Securities available-for-sale with amortized costs totaling $232,969,000 and estimated fair values totaling $234,787,000 were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2019 (see Note 10).

Securities available-for-sale with amortized costs totaling $222,548,000 and estimated fair values totaling $217,421,000 were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2018 (see Note 10).

At December 31, 2019, the Company’s investment portfolio included securities issued by 298 different government municipalities and agencies located within 31 states with a fair value of $188,265,000. The largest exposure to any single municipality or agency was $2.2 million (fair value) in five bonds issued for the renovation, modernization and construction of various school facilities by the Lindsay Unified School District, to be repaid by future tax revenues.

The Company’s investments in bonds issued by states, municipalities and political subdivisions are evaluated in accordance with Supervision and Regulation Letter 12‑15 (SR 12‑15) issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Organization Ratings”, and other regulatory guidance. Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly-rated bonds. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations (dollars in thousands):

	December 31, 2019		December 31, 2018
General obligation bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Issuance:
Texas	$59,439	$61,519	$36,331	$36,199
Washington	23,392	24,313	16,036	16,062
California	23,882	25,030	26,928	27,357
Ohio	7,144	7,271	8,639	8,601
Other (23 and 22 states, respectively)	42,182	43,454	28,357	28,414
Total general obligation bonds	156,039	161,587	116,291	116,633

Revenue bonds
State of Issuance:
Texas	6,035	6,298	7,526	7,506
Washington	1,737	1,856	1,751	1,780
California	365	380	367	374
Ohio	2,069	2,066	—	—
Other (12 and 12 states, respectively)	15,655	16,078	14,246	14,241
Total revenue bonds	25,861	26,678	23,890	23,901
Total obligations of states and political subdivisions	$181,900	$188,265	$140,181	$140,534

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the amortized cost and fair value of revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the revenue source of repayment for our largest source concentrations (dollars in thousands):

	December 31, 2019		December 31, 2018
Revenue bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Revenue Source:
Water	$7,515	$7,775	$6,942	$6,946
Sewer	4,760	4,811	1,392	1,398
College & university	1,997	2,019	2,583	2,604
Sales tax	1,949	1,995	2,932	2,901
Electric & power	1,421	1,521	1,027	1,047
Lease	3,596	3,678	2,053	2,068
Other (9 and 12 sources, respectively)	4,623	4,879	6,961	6,937
Total revenue bonds	$25,861	$26,678	$23,890	$23,901

4.       LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2019	2018
Real estate:
Secured by commercial and professional office properties, including construction and development	$847,865	$848,691
Secured by residential properties	410,216	453,698
Secured by farm land	144,033	151,541
Total real estate loans	1,402,114	1,453,930
Agricultural	48,036	49,103
Commercial and industrial	115,532	128,220
Mortgage warehouse lines	189,103	91,813
Consumer	7,780	8,862
Total loans	1,762,565	1,731,928
Deferred loan and lease origination cost, net	2,896	2,602
Allowance for loan and lease losses	(9,923)	(9,750)
Loans, net	$1,755,538	$1,724,780

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Credit quality classifications as of December 31, 2019 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$105,979	$—	$—	$—	$105,979
Other construction/land	90,761	98	—	554	91,413
1-4 family - closed-end	194,572	2,425	164	3,020	200,181
Equity lines	43,111	1,995	72	4,421	49,599
Multi-family residential	54,104	—	—	353	54,457
Commercial real estate owner occupied	334,460	4,005	3,384	2,034	343,883
Commercial real estate non-owner occupied	409,289	1,164	11	2,105	412,569
Farmland	142,594	1,048	132	259	144,033
Total real estate	1,374,870	10,735	3,763	12,746	1,402,114
Agricultural	47,814	217	—	5	48,036
Commercial and industrial	100,584	13,415	556	977	115,532
Mortgage warehouse lines	189,103	—	—	—	189,103
Consumer loans	7,245	85	25	425	7,780
Total gross loans and leases	$1,719,616	$24,452	$4,344	$14,153	$1,762,565

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans and impairment method by portfolio segment for each of the years ending December 31, 2019, 2018, and 2017 (dollars in thousands):

			Commercial and
	Real Estate	Agricultural	Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Balance, December 31, 2016	$3,548	209	4,279	1,208	457	9,701
Charge-offs	(101)	(154)	(669)	(2,161)	—	(3,085)
Recoveries	2,235	5	310	1,017	—	3,567
Provision	(896)	148	(1,148)	1,167	(411)	(1,140)
Balance, December 31, 2017	4,786	208	2,772	1,231	46	9,043
Charge-offs	(2,474)	—	(608)	(2,226)	—	(5,308)
Recoveries	374	23	148	1,120	—	1,665
Provision	3,145	25	82	1,114	(16)	4,350
Balance, December 31, 2018	5,831	256	2,394	1,239	30	9,750
Charge-offs	(1,190)	—	(1,274)	(2,409)	—	(4,873)
Recoveries	647	—	690	1,159	—	2,496
Provision	347	(63)	875	1,289	102	2,550
Balance, December 31, 2019	$5,635	$193	$2,685	$1,278	$132	$9,923

(1)	Includes mortgage warehouse lines

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Loans evaluated for impairment:

	December 31, 2019		December 31, 2018		December 31, 2017
	Individually	Collectively	Individually	Collectively	Individually	Collectively
Real estate	$12,745	$1,389,368	$13,501	$1,440,429	$13,072	$1,213,644
Agricultural	5	48,031	6	49,097	—	46,796
Commercial and industrial (1)	977	303,658	1,744	218,289	2,064	271,618
Consumer	425	7,355	821	8,041	1,277	9,349
Total loans	$14,152	$1,748,412	$16,072	$1,715,856	$16,413	$1,541,407

(2)	Includes mortgage warehouse lines

Reserves based on method of evaluation for impairment:

	December 31, 2019		December 31, 2018		December 31, 2017
	Specific	General	Specific	General	Specific	General
Real estate	$493	$5,142	$937	$4,894	$728	$4,058
Agricultural	1	192	2	254	—	208
Commercial and industrial (1)	219	2,466	918	1,476	188	2,584
Consumer	114	1,164	151	1,088	237	994
Unallocated	—	132	—	30	—	46
Total loan loss reserves	$827	$9,096	$2,008	$7,742	$1,153	$7,890

(1)	Includes mortgage warehouse lines

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables present the recorded investment in nonaccrual loans and loans past due over 30 days as of December 31, 2019 and December 31, 2018 (dollars in thousands, except footnotes):

December 31, 2019	30-59 Days	60-89 Days	90 Days Or More Past			Total Financing	Non-Accrual
	Past Due	Past Due	Due(2)	Total Past Due	Current	Receivables	Loans(1)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$105,979	$105,979	$—
Other construction/land	16	—	—	16	91,397	91,413	31
1-4 family - closed-end	485	380	659	1,524	198,657	200,181	741
Equity lines	177	10	78	265	49,334	49,599	480
Multi-family residential	—	—	—	—	54,457	54,457	—
Commercial real estate owner occupied	1,552	—	88	1,640	342,243	343,883	1,440
Commercial real estate non-owner occupied	500	—	1,605	2,105	410,464	412,569	2,105
Farmland	—	—	—	—	144,033	144,033	258
Total real estate loans	2,730	390	2,430	5,550	1,396,564	1,402,114	5,055

Agricultural	—	—	—	—	48,036	48,036	—
Commercial and industrial	160	215	—	375	115,157	115,532	651
Mortgage warehouse lines	—	—	—	—	189,103	189,103	—
Consumer loans	55	12	2	69	7,711	7,780	31
Total gross loans and leases	$2,945	$617	$2,432	$5,994	$1,756,571	$1,762,565	$5,737

(1)	Included in Total Financing Receivables
(2)	As of December 31, 2019 there were no loans over 90 days past due and still accruing .

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

December 31, 2018	30-59 Days	60-89 Days	90 Days Or More Past			Total Financing	Non-Accrual
	Past Due	Past Due	Due(2)	Total Past Due	Current	Receivables	Loans(1)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$105,676	$105,676	$—
Other construction/land	210	—	27	237	108,786	109,023	82
1-4 family - closed-end	319	—	775	1,094	235,731	236,825	799
Equity lines	1,471	—	57	1,528	54,792	56,320	408
Multi-family residential	—	—	—	—	54,877	54,877	—
Commercial real estate owner occupied	183	—	102	285	301,039	301,324	605
Commercial real estate non-owner occupied	49	—	—	49	438,295	438,344	49
Farmland	1,555	—	—	1,555	149,986	151,541	1,642
Total real estate loans	3,787	—	961	4,748	1,449,182	1,453,930	3,585

Agricultural	—	—	—	—	49,103	49,103	—
Commercial and industrial	1,567	83	886	2,536	125,684	128,220	1,425
Mortgage warehouse lines	—	—	—	—	91,813	91,813	—
Consumer loans	95	45	56	196	8,666	8,862	146
Total gross loans and leases	$5,449	$128	$1,903	$7,480	$1,724,448	$1,731,928	$5,156

(1)	Included in Total Financing Receivables
(2)	As of December 31, 2018 there were no loans over 90 days past due and still accruing.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Individually impaired loans as of December 31, 2019 and December 31, 2018 were as follows (dollars in thousands):

	December 31, 2019
	Unpaid Principal	Recorded		Average Recorded	Interest Income
	Balance(1)	Investment(2)	Related Allowance	Investment	Recognized(3)
With an Allowance Recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	656	537	157	563	32
1-4 family - closed-end	2,298	2,298	58	2,365	146
Equity lines	4,173	4,120	252	4,185	200
Multifamily residential	353	353	17	361	23
Commercial real estate - owner occupied	593	593	6	606	38
Commercial real estate - non-owner occupied	—	—	—	—	—
Farmland	237	237	3	256	—
Total real estate	8,310	8,138	493	8,336	439
Agricultural	5	5	1	6	—
Commercial and industrial	915	896	219	1,140	29
Consumer loans	464	425	114	469	35
	9,694	9,464	827	9,951	503
With no Related Allowance Recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	52	17	—	577	4
1-4 family - closed-end	755	722	—	726	—
Equity lines	326	301	—	310	5
Multifamily residential	—	—	—	—	—
Commercial real estate - owner occupied	1,560	1,440	—	1,477	—
Commercial real estate - non-owner occupied	3,295	2,105	—	3,267	—
Farmland	22	22	—	25	—
Total real estate	6,010	4,607	—	6,382	9
Agricultural	—	—	—	—	—
Commercial and industrial	102	81	—	162	—
Consumer loans	9	—	—	140	15
	6,121	4,688	—	6,684	24
Total	$15,815	$14,152	$827	$16,635	$527

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

Included in loans above are troubled debt restructurings that were classified as impaired. The Company had $470,000 and $602,000 in commercial loans, $8,179,000 and $10,630,000 in real estate secured loans and $407,000 and

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

$705,000 in consumer loans, which were modified as troubled debt restructurings and consequently classified as impaired at December 31, 2019 and 2018, respectively.

Additional commitments to existing customers with restructured loans totaled $37,000 and $1,834,000 at December 31, 2019 and 2018, respectively.

Interest income recognized on impaired loans was $527,000, $693,000, and $784,000, for the years ended December 31, 2019, 2018, and 2017, respectively. There was no interest income recognized on a cash basis on impaired loans for the years ended December 31, 2019, 2018, and 2017, respectively.

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Interest that would have been recorded under the loans’ original terms	$650	$484	$361
Less gross interest recorded	289	167	103
Foregone interest	$361	$317	$258

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 10). These loans totaled $777,685,000 and $804,705,000 at December 31, 2019 and 2018, respectively.

Salaries and employee benefits totaling $3,678,000, $4,173,000, and $3,854,000, have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2019, 2018, and 2017, respectively.

During the periods ended December 31, 2019 and 2018, the terms of certain loans were modified as troubled debt restructurings. Types of modifications applied to these loans include a reduction of the stated interest rate, a modification of term, an agreement to collect only interest rather than principal and interest for a specified period, or any combination thereof.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables present troubled debt restructurings by type of modification during the period ending December 31, 2019 and December 31, 2018 (dollars in thousands):

December 31, 2019	Rate	Term	Interest Only	Rate & Term
	Modification	Modification	Modification	Modification	Total
Troubled debt restructurings
Real estate:
Other construction/land	$—	$163	$—	$—	$163
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	344	—	—	344
Multi-family residential	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	507	—	—	507

Agricultural	—	—	—	—	—
Commercial and industrial	94	255	—	52	401
Consumer loans	—	9	—	50	59
	$94	$771	$—	$102	$967

December 31, 2018	Rate	Term	Interest Only	Rate & Term
	Modification	Modification	Modification	Modification	Total
Troubled debt restructurings
Real estate:
Other construction/land	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	460	504	—	964
Multi-family residential	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate loans	—	460	504	—	964

Agricultural	—	7	—	—	7
Commercial and industrial	—	73	25	225	323
Consumer loans	—	—	10	—	10
	$—	$540	$539	$225	$1,304

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables present loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2019 and December 31, 2018 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
December 31, 2019	Loans	Investment	Investment	Difference(1)
Real estate:
Other construction/land	1	$163	$163	$74
1-4 family - closed-end	—	—	—	—
Equity lines	2	344	344	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans		507	507	74

Agricultural	—	—	—	—
Commercial and industrial	7	401	401	(59)
Consumer loans	2	59	59	(47)
		$967	$967	$(32)

(1)

This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
December 31, 2018	Loans	Investment	Investment	Difference(1)
Real estate:
Other construction/land	—	$—	$—	$—
1-4 family - closed-end	—	—	—	—
Equity lines	8	964	964	4
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans		964	964	4

Agricultural	1	7	7	2
Commercial and industrial	4	323	323	—
Consumer loans	1	10	10	—
		$1,304	$1,304	$6

(1)

This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In the tables above, there were no TDRs that subsequently defaulted necessitating an increase in the allowance for loan and lease losses for the years ended December 31, 2019 and 2018. The total allowance for loan and lease losses specifically allocated to the balances that were classified as TDRs during the year ended December 31, 2019 and 2018 is $648,000 and $1,048,000, respectively.

Purchased Credit Impaired Loans

As part of the acquisitions described in Note 22 Business Combinations,  the Company has purchased loans, some of which have shown evidence of credit deterioration since origination and it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those loans are as follows (dollars in thousands):

	December 31, 2019
	Unpaid Principal Balance	Carrying Value
Real estate secured	$88	$—
Commercial and industrial	—	—
Consumer	—	—
Total purchased credit impaired loans	$88	$—

	December 31, 2018
	Unpaid Principal Balance	Carrying Value
Real estate secured	$103	$—
Commercial and industrial	—	—
Consumer	—	—
Total purchased credit impaired loans	$103	$—

For those purchased credit impaired loans disclosed above, the Company did not increase the allowance for loan losses during 2019, 2018 and 2017. There is no accretable yield, or income expected to be collected on these purchased credit impaired loans. During the years ended December 31, 2019 and 2018, there were no purchased credit impaired loans acquired.

5.       PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,
	2019	2018
Land	$5,751	$5,751
Buildings and improvements	21,526	21,579
Furniture, fixtures and equipment	17,798	18,958
Leasehold improvements	15,357	15,023
	60,432	61,311

Less accumulated depreciation and amortization	33,041	32,712
Construction in progress	44	901
	$27,435	$29,500

Depreciation and amortization included in occupancy and equipment expense totaled $2,810,000, $2,995,000, and $2,852,000, for the years ended December 31, 2019, 2018, and 2017, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.     OPERATING LEASES

We lease space under non-cancelable operating leases for 21 branch locations, three off-site ATM locations, one administrative building and a warehouse.  Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs).  Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component, but are separately accounted for in occupancy expense.  The Company recognized lease expense of $2.227 million for the year ended December 31, 2019.  On January 1, 2019, we adopted a new accounting standard which required the recognition of certain operating leases on our balance sheet as lease right–of-use assets (reported as a component of other assets) and related lease liabilities (reported as a component of other liabilities).  See Note 2–Summary of Significant Accounting Policies.  Lease expense for the years ending December 31, 2018, and 2017 prior to the adoption of ASU 2016‑02, was $2.257 million and $2.482 million, respectively.  Most leases include one or more renewal options available to exercise.  The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.  As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ending December 31, 2019.

At December 31, 2019, the Company’s right-of-use assets and operating lease liabilities were $8.308 million and $8.915 million, respectively.  The weighted average remaining lease term for the lease liabilities was 7.1 years, and the weighted average discount rate of remaining payments was 5.5 percent.  There were no lease liabilities from new right-of-use assets obtained during the year ending December 31, 2019.  Cash paid on operating leases was $2.199 million for the year ending December 31, 2019.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2019 are as follows (dollars in thousands):

Year Ending December 31,
2020	$2,235
2021	2,023
2022	1,574
2023	1,113
2024	749
Thereafter	3,196
Total undiscounted lease payments	$10,890
Less: imputed interest	(1,975)
Net lease liabilities	$8,915

The Company generally has options to renew its properties facilities after the initial leases expire. The renewal options range from one to ten years.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.       GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the year is as follows (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at January 1	$27,357	$27,357	$8,268
Acquired goodwill	—	—	19,089
Impairment	—	—	—
Balance at December 31	$27,357	$27,357	$27,357

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bank of the Sierra (the “Bank”) is the only subsidiary of the Company that meets the materiality criteria necessary to be deemed an operating segment, and because the Company exists primarily for the purpose of holding the stock of the Bank we have determined that only one unified operating segment (the consolidated Company) exists.  At December 31, 2019, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end (dollars in thousands):

	Years Ended December 31,
	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$8,401	$3,020	$8,401	$1,946

Aggregate amortization expense was $1,074,000, $1,020,000, and $508,000 for 2019, 2018, and 2017.

Estimated amortization expense for each of the next five years and thereafter (dollars in thousands):

2020	$1,074
2021	1,032
2022	1,000
2023	876
2024	781
Thereafter	$618
$5,381

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.       OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2019	2018
Accrued interest receivable	$8,229	$8,587
Deferred tax assets	3,463	8,654
Investment in qualified affordable housing projects	4,104	5,905
Investment in limited partnerships	2,722	3,049
Federal Home Loan Bank stock, at cost	10,727	9,894
Other	16,670	14,475
	$45,915	$50,564

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company had $2,906,000 in remaining capital commitments to these partnerships at December 31, 2019.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these is the Company’s $10,727,000 investment in FHLB stock, carried at cost. Quarterly, the FHLB evaluates and adjusts the Company’s minimum stock requirement based on the Company’s borrowing activity and membership requirements. Any stock deemed in excess is automatically repurchased by the FHLB at cost.

9.       DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2019	2018
Interest bearing demand deposits	$91,212	$101,243
NOW	458,600	434,483
Savings	294,317	283,953
Money market	118,933	123,807
Time, under $250,000	261,916	262,901
Time, $250,000 or more	252,446	247,426
	$1,477,424	$1,453,813

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Aggregate annual maturities of time deposits were as follows (dollars in thousands):

Year Ending December 31,
2020	$503,956
2021	5,654
2022	1,155
2023	2,534
2024	241
Thereafter	822
$514,362

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Interest bearing demand deposits	$316	$364	$417
NOW	524	478	427
Savings	308	314	258
Money market	181	146	157
CDAR's	—	—	—
Time deposits	8,931	5,653	2,503
Brokered Deposits	1,120	305	—
	$11,380	$7,260	$3,762

10.       OTHER BORROWING ARRANGEMENTS

At year end, short-term borrowings consisted of the following (dollars in thousands):

	2019					2018
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$22,090	$25,711.40%		$27,712.40%		$14,332	$16,359.40%		$17,672.40%
Overnight federal home loan bank advances	12,408	—	2.09%	63,700	—	8,967	56,100	2.19%	56,100	2.43%
Short-term federal home loan bank advances	822	20,000	1.69%	20,000	1.69%	—	—	—	—	—
Fed funds purchased	313	—	—	850	—	22	—	—	850	—
	$35,633	$45,711		$112,262		$23,321	$72,459		$74,622

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $777,685,000 of first mortgage loans under a blanket lien arrangement at year end 2019. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to the total of $511,060,000 at year-end 2019, with a remaining borrowing capacity of $534,078,000 if sufficient additional collateral was pledged.

The Company had no borrowings at December 31, 2019 and 2018, respectively from the FRB. The Company was eligible to borrow up to $59,198,000 at year end 2019, which was collateralized by $87,638,000 in first mortgage loans under a blanket lien arrangement.

The Company had no long-term borrowings at December 31, 2019 and 2018, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $80,000,000 at December 31, 2019 and 2018, respectively, at interest rates which vary with market conditions. There was nothing outstanding under these lines of credit at December 31, 2019 and December 31, 2018, respectively.

11.     INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal:
Current	$7,081	$5,780	$8,456
Effect of tax act	—	—	2,710
Deferred	(228)	179	(828)
	6,853	5,959	10,338
State:
Current	4,771	3,819	3,604
Deferred	133	129	(302)
	4,904	3,948	3,302
	$11,757	$9,907	$13,640

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,934	$2,882
Foreclosed assets	200	704
Deferred compensation	3,895	3,538
Accrued reserves	312	421
Non accrual loans	181	205
Net operating loss carryforward	1,909	2,131
Net unrealized loss on securities available-for-sale	—	2,798
Other	3,536	3,510
Total deferred tax assets	12,967	16,189
Deferred tax liabilities:
Premises and equipment	(324)	(833)
Deferred loan costs	(2,656)	(2,656)
Net unrealized gain on securities available-for-sale	(2,490)	—
Other	(4,034)	(4,046)
Total deferred tax liabilities	(9,504)	(7,535)
Net deferred tax assets	$3,463	$8,654

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax expense at federal statutory rate	$10,021	$8,313	$11,613
Increase (decrease) resulting from:
State franchise tax expense, net of federal tax effect	3,872	3,390	2,363
Tax exempt municipal income	(952)	(852)	(1,299)
Affordable housing tax credits	(538)	(632)	(711)
Effect of the tax act	—	—	2,710
Excess tax benefit of stock-based compensation	(133)	(177)	(248)
Other	(513)	(135)	(788)
	11,757	9,907	13,640
Effective tax rate	24.6%	25.0%	41.1%

The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2016, 2017 and 2018 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2015, 2016, 2017 and 2018 are open to audit by the state authorities.

The Company has net operating loss carry forwards of approximately $6,288,000 for federal income and approximately $6,869,000 for California franchise tax purposes. Net operating loss carry forwards, to the extent not used will begin to expire in 2031. Net operating loss carry forwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carry forward amounts noted above.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2019, 2018, and 2017, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

12.     SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2019, all $34,945,000 of the Company’s trust preferred securities qualified as Tier 1 capital.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17,

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2034, bear a current interest rate of 4.65% (based on 3‑month LIBOR plus 2.75%), with re-pricing and payments due quarterly.

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

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 3.33% (based on 3‑month LIBOR plus 1.40%), with repricing and payments due quarterly.

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

During the third quarter of 2016, the Company acquired Coast Bancorp Statutory Trust II, which had issued 7,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS IV), with a liquidation value of $1,000 per security, for gross proceeds of $7,000,000. The entire proceeds of the issuance were invested by Trust IV in $7,217,000 of Subordinated Debentures issued by Coast Bancorp with identical maturity, re-pricing and payment terms as the TRUPS IV. The Subordinated Debentures, purchased by Trust IV, represent the sole assets of the Trust IV. Those Subordinated Debentures mature on December 15, 2037, bear a current interest rate of 3.39% (based on 3‑month LIBOR plus 1.50%), with re-pricing and payments due quarterly.

Those Subordinated Debentures are currently redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any March 15th, June 15th, September 15th, or December 15th. The

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

13.     COMMITMENTS AND CONTINGENCIES

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $104,854,000. An $100,000,000 letter of credit is pledged to secure public deposits at December 31, 2019 and a $4,854,000 standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. Reserve balances maintained at the Federal Reserve Bank by the Company  were $-0- and $2,674,000 at December 31, 2019 and 2018, respectively.

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

The following financial instruments represent off‑balance‑sheet credit risk (dollars in thousands):

	December 31,
	2019	2018
Fixed-rate commitments to extend credit	$80,674	$96,648
Variable-rate commitments to extend credit	$411,366	$685,339
Standby letters of credit	$8,619	$8,966

Commitments to extend credit consist primarily of the unused or unfunded portions of the following:  home equity lines of credit; commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit; mortgage warehouse lines of credit; unsecured personal lines of

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Concentration in Real Estate Lending

At December 31, 2019, in management’s judgment the Company had, a concentration of loans secured by real estate. At that date, approximately 80% of the Company’s loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 60% of all real estate loans, while loans secured by non-construction residential properties accounted for 29%, and loans secured by farmland were 10% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

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

14.     SHAREHOLDERS’ EQUITY

Share Repurchase Plan

At December 31, 2019, the Company had a stock repurchase plan which has no expiration date. During the year ended December 31, 2019, the Company repurchased 98,603 shares. The total number of shares available for repurchase at December 31, 2019 was 380,551. Repurchases are generally made in the open market at market prices.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,
	2019	2018	2017
Basic Earnings Per Share
Net income (dollars in thousands)	$35,961	$29,677	$19,539
Weighted average shares outstanding	15,311,113	15,261,794	14,172,196
Basic earnings per share	$2.35	$1.94	$1.38

Diluted Earnings Per Share
Net income (dollars in thousands)	$35,961	$29,677	$19,539
Weighted average shares outstanding	15,311,113	15,261,794	14,172,196
Effect of dilutive stock options	125,998	170,326	185,586
Weighted average shares outstanding	15,437,111	15,432,120	14,357,782
Diluted earnings per share	$2.33	$1.92	$1.36

Stock options for 243,657, 157,532, and 90,000 shares of common stock were not considered in computing diluted earnings per common share for 2019, 2018, and 2017, respectively, because they were antidilutive.

Stock Options

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017 pursuant to the approval of the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 376,220 shares that were granted under the 2007 Plan were still outstanding as of December 31, 2019, and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of December 31, 2019 was 672,600.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

A summary of the Company’s stock option activity follows (shares in thousands, except exercise price):

	2019			2018		2017
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding,
beginning of year	453	$18.45		455	$16.33	467	$14.12
Exercised	(83)	$13.07		(77)	$14.67	(70)	$12.42
Granted	102	$26.97		84	$27.35	91	$28.21
Canceled	(14)	$26.77		(9)	$26.73	(33)	$26.41
Outstanding, end of year	458	$21.08	$3,684	453	$18.45	455	$16.33
Exercisable, end of year (2)	322	$18.89	$3,297	330	$15.77	400	$15.57

(1)

The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would  have been received by the option holders had all option holders exercised their options on December 31, 2019. This amount changes based on changes in the market value of the Company’s stock.

(2)	The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2019 was 6.1 years and 5.1 years, respectively.

Information related to stock options during each year follows:

	2019	2018	2017
Weighted-average grant-date fair value per share	$6.60	$5.94	$6.13
Total intrinsic value of stock options exercised	$1,150,000	$988,000	$1,042,000
Total fair value of stock options vested	$438,000	$55,000	$494,000

Cash received from the exercise of 83,261 shares was $1,088,000 for the period ended December 31, 2019 with a related tax benefit of $278,000.

The Company is using the Black-Scholes model to value stock options. In accordance with U.S. GAAP, charges of $491,000, $373,000, and $476,000 are reflected in the Company’s income statements for the years ended December 31, 2019, 2018, and 2017, respectively, as pre-tax compensation and directors’ expense related to stock options. The related tax benefit of these options is $81,000, $67,000, and $141,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2019 was $314,000, which will be recognized over a weighted average period of 3.3 years.

15.     REGULATORY MATTERS

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules)

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The net unrealized loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end December 31, 2019 and 2018, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

	2019		2018
	Capital Amount	Ratio	Capital Amount	Ratio
Leverage Ratio
Sierra Bancorp and subsidiary	$306,744	11.91%	$282,484	11.49%
Minimum requirement for "Well-Capitalized" institutions	128,769	5.0%	122,962	5.0%
Minimum regulatory requirement	103,016	4.0%	98,370	4.0%

Bank of the Sierra	$301,963	11.73%	$280,184	11.39%
Minimum requirement for "Well-Capitalized" institutions	128,753	5.0%	140,092	5.0%
Minimum regulatory requirement	103,002	4.0%	98,364	4.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	2019		2018
	Capital Amount	Ratio	Capital Amount	Ratio
Common Equity Tier 1 Capital Ratio
Sierra Bancorp and subsidiary	$271,799	13.27%	$247,717	12.61%
Minimum requirements for "Well-Capitalized" institutions	133,095	6.5%	127,709	6.5%
Minimum regulatory requirement	92,143	4.5%	88,414	4.5%

Bank of the Sierra	$301,963	14.75%	$280,184	14.25%
Minimum requirements for "Well-Capitalized" institutions	133,077	6.5%	127,776	6.5%
Minimum regulatory requirement	92,130	4.5%	88,461	4.5%

Tier 1 Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$306,744	14.98%	$282,484	14.38%
Minimum requirement for "Well-Capitalized" institutions	163,809	8.0%	157,181	8.0%
Minimum regulatory requirement	122,857	6.0%	117,885	6.0%

Bank of the Sierra	$301,963	14.75%	$280,184	14.25%
Minimum requirement for "Well-Capitalized" institutions	163,787	8.0%	157,263	8.0%
Minimum regulatory requirement	122,840	6.0%	117,947	6.0%

Total Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$316,981	15.48%	$292,618	14.89%
Minimum requirement for "Well-Capitalized" institutions	204,762	10.0%	196,476	10.0%
Minimum regulatory requirement	163,809	8.0%	157,181	8.0%

Bank of the Sierra	$312,200	15.25%	$290,318	14.77%
Minimum requirement for "Well-Capitalized" institutions	204,734	10.0%	196,579	10.0%
Minimum regulatory requirement	163,787	8.0%	157,263	8.0%

Under current rules of the Federal Reserve Board, qualified trust preferred securities are one of several “restricted” core capital elements which may be included in Tier 1 capital in an aggregate amount limited to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. Since the Company had less than $15 billion in assets at December 31, 2019, under the Dodd-Frank Act the Company will be able to continue to include its existing trust preferred securities in Tier 1 Capital to the extent permitted by FRB guidelines.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Business Oversight, to the greater of the retained earnings of the

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2019, the maximum amount available for dividend distribution under this restriction was approximately $48,956,000.

16.     BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $5,276,000 and $5,229,000 and was fully accrued for the years ended December 31, 2019 and 2018, respectively. The expense recognized under these arrangements totaled $329,000, $375,000 and $325,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Salary continuation benefits paid to former directors or executives of the Company or their beneficiaries totaled $281,000, $296,000 and $254,000 for the years ended December 31, 2019, 2018 and 2017. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans the Company has purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $42,528,000 and $41,561,000 at December 31, 2019 and 2018, respectively.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2019, 2018 and 2017. In connection with this plan, life insurance policies with cash surrender values totaling $7,989,000 and $6,592,000 at December 31, 2019 and 2018, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 95% for the year ended December 31, 2019 and 75%, for the years ended December 31, 2018 and 2017. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date, and is subject to the approval of the Board of Directors. The Company contributed $1,134,000, $934,000, and $745,000 to the Plan in 2019, 2018 and 2017, respectively.

17.     NON-INTEREST INCOME

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Non-interest income also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Included in other income:
Amortization of limited partnerships	$(2,079)	$(2,561)	$(961)
Dividends on equity investments	789	961	761
Unrealized gains recognized on equity investments	232	1,183	—
Other	3,223	3,071	3,651
Total other non-interest income	$2,165	$2,654	$3,451

18.     OTHER NON-INTEREST EXPENSE

Other non-interest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Legal, audit and professional	$4,039	$3,032	$3,289
Data processing	4,564	5,015	4,365
Advertising and promotional	2,568	2,748	2,514
Deposit services	7,962	5,413	4,426
Stationery and supplies	318	1,387	1,309
Telephone and data communication	1,529	1,479	1,654
Loan and credit card processing	675	1,142	1,029
Foreclosed assets expense (income), net	35	(730)	270
Postage	436	997	1,064
Other	2,082	1,808	1,691
Assessments	525	856	509
Total other non-interest expense	$24,733	$23,147	$22,120

19.     RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$2,544	$3,047	$2,253
Disbursements	18,681	13,873	15,223
Amounts repaid	(18,494)	(14,376)	(14,429)
Balance, end of year	$2,731	$2,544	$3,047
Undisbursed commitments to related parties	$1,829	$2,130	$2,559

Deposits from related parties held by the Bank at December 31, 2019 and 2018 amounted to $7,574,000 and $5,069,000, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.     FAIR VALUE

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$12,145	$—	$12,145	$—
Mortgage-backed securities	—	400,389	—	400,389	—
State and political subdivisions	—	188,265	—	188,265	—
Total available-for-sale securities	$—	$600,799	$—	$600,799	$—

	Fair Value Measurements at December 31, 2018, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$15,212	$—	$15,212	$—
Mortgage-backed securities	—	404,733	—	404,733	—
State and political subdivisions	—	140,534	—	140,534	—
Total available-for-sale securities	$—	$560,479	$—	$560,479	$—

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$—	$1,692	$—	$1,692
Foreclosed assets	$—	$800	$—	$800

	Year Ended December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$—	$205	$—	$205
Foreclosed assets	$—	$1,082	$—	$1,082

21.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2019 and 2018:

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

Loans and leases:  Fair values of loans, excluding loans held for sale, are based on the exit price notion set forth by ASU 2016‑01 effective January 1, 2018 and estimated using discounted cash flow analyses. The estimation of fair values of loans results in a Level 3 classification as it requires various assumptions and considerable judgement to incorporate factors relevant when selling loans to market participants, such as funding costs, return requirements of likely buyers and performance expectations of the loans given the current market environment and quality of loans.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2019
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$80,077	$80,076	$—	$—	$80,076
Securities available for sale	600,799	—	600,799	—	600,799
Loans and leases held for investment	1,753,846	—	—	1,761,461	1,761,461
Collateral dependent impaired loans	1,692	—	1,692	—	1,692

Financial Liabilities:
Deposits:
Non-interest-bearing	$690,950	$690,950	$—	$—	$690,950
Interest-bearing	1,477,424	—	1,477,497	—	1,477,497
Fed funds purchased and repurchase agreements	25,711	—	25,711	—	25,711
Short-term borrowings	20,000	—	20,000	—	20,000
Subordinated debentures	34,945	—	30,564	—	30,564

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$492,040
Standby letters of credit	8,619

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2018
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$74,132	$74,132	$—	$—	$74,132
Securities available for sale	560,479	—	560,479	—	560,479
Loans and leases held for investment	1,724,575	—	—	1,707,463	1,707,463
Collateral dependent impaired loans	205	—	205	—	205

Financial Liabilities:
Deposits:
Noninterest-bearing	$662,527	$662,527	$—	$—	$662,527
Interest-bearing	1,453,813	—	1,453,048	—	1,453,048
Fed funds purchased and repurchase agreements	16,359	—	16,359	—	16,359
Short-term borrowings	56,100	—	56,100	—	56,100
Subordinated debentures	34,767	—	30,311	—	30,311

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$781,987
Standby letters of credit	8,966

22.     BUSINESS COMBINATIONS

On October 1, 2017, the Company acquired 100% of the outstanding common shares of Ojai Community Bancorp (OCB) in exchange for $809,000 in cash and 1,376,431 shares of stock.  OCB results of operations were included in the Company’s results beginning October 1, 2017. Acquisition related costs of $22,000 and $41,000 are included in other operating expense in the Company’s income statement for the years ended December 31, 2019 and 2018.

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
$38,179

On November 3, 2017, the Company acquired certain deposits of the Woodlake branch of Citizen’s Business Bank (CBB). Results of operations were included in the Company’s results beginning November 3, 2017. Acquisition related costs of $-0- and $2,000 are included in other operating expense in the Company’s income statement for the years ended December 31, 2019 and 2018.

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
$—

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification (ASC) 310‑20 (formerly SFAS 91). The Company believes that all contractual cash flows related to these loans will be collected. As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.    Loans acquired from OCB that were not subject to these requirements had a fair value and gross contractual amounts receivable of $217,800,000 and $223,036,000, as of the date of acquisition.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The fair value of savings and transaction deposit accounts acquired from OCB were assumed to approximate their carry value, as these accounts have no stated maturity and are payable on demand.

The operating results of the Company for the twelve months ending December 31, 2019, 2018 and 2017 include the operating results of OCB since their respective acquisition dates. The following table presents the net interest and other income, basic earnings per share and diluted earnings per share as if the acquisition with OCB was effective as of January 1, 2019, 2018 and 2017 for the respective year in which the acquisition was closed. The unaudited pro forma information in the following table is intended for informational purposes only and is not necessarily indicative of our future operating results for operating results that would have occurred had the mergers been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions.

Unaudited pro forma net interest income, net income and earnings per share presented below (dollars in thousands, except per share data):

	Pro Forma	Pro Forma	Pro Forma
	Year Ended	Year Ended	Year Ended
	2019	2018	2017
Net interest income	$97,369	$92,394	$82,985
Net income	$35,961	$29,677	$19,416
Basic earnings per share	$2.35	$1.94	$1.37
Diluted earnings per share	$2.33	$1.92	$1.35

23.     QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2019 and 2018, the balance of the investment for qualified affordable housing projects totaled $4,104,000 and $5,905,000, respectively. These balances are reflected in the other assets line on the consolidated balance sheet. Unfunded commitments related to these investments in qualified affordable housing projects totaled $1,251,000 and $1,958,000 at December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized amortization expense on these investments of $1,801,000, $2,535,000, and $961,000, respectively which was included within pretax income on the consolidated statements of income.

Additionally, during the years ended December 31, 2019 and 2018, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $538,000 and $632,000, respectively. The Company had no impairment losses during the years ended December 31, 2019 and 2018.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

24.     REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Non-interest Income. The following table presents the Company’s sources of Non-interest Income for the twelve months ended December 31, 2019 and 2018. Items outside the scope of ASC 606 are noted as such.

	Year Ended December 31,
	2019	2018
Non-interest income
Service charges on deposits
Returned item and overdraft fees	$6,854	$6,574
Other service charges on deposits	5,888	5,865
Debit card interchange income	6,584	5,878
Loss on limited partnerships(1)	(2,079)	(2,561)
Dividends on equity investments(1)	789	961
Unrealized gains recognized on equity investments(1)	232	1,183
Net gains (losses) on sale of securities(1)	(198)	2
Other(1)	5,407	3,662
Total non-interest income	$23,477	$21,564

Non-interest expense
Salaries and employee benefits(1)	$35,978	$36,133
Occupancy expense(1)	9,845	10,295
Gains on sale or OREO	(107)	(1,423)
Other(1)	24,862	25,019
Total non-interest expense	$70,578	$70,024

(1)	Not within the scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for on an accrual basis under other provisions of GAAP.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

25.     PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2019 and 2018

(dollars in thousands)

	2019	2018
ASSETS
Cash and due from banks	$4,818	$2,338
Investments in bank subsidiary	339,449	305,492
Investment in trust subsidiaries	1,145	1,145
Other assets	21	20
	$345,433	$308,995

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$1,203	$1,204
Subordinated debentures	34,945	34,767
Total liabilities	36,148	35,971
Shareholders' equity:
Common stock	116,486	115,573
Retained earnings	186,867	164,117
Accumulated other comprehensive income, net of taxes	5,932	(6,666)
Total shareholders' equity	309,285	273,024
	$345,433	$308,995

STATEMENTS OF INCOME

Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)

	2019	2018	2017
Income:
Dividend from subsidiary	$17,200	$7,750	$15,500
Gain on sale of securities	—	—	918
Other operating income	—	—	16
Total income	17,200	7,750	16,434
Expense
Salaries and employee benefits	582	516	481
Other expenses	2,664	2,533	2,276
Total expenses	3,246	3,049	2,757
Income before income taxes	13,954	4,701	13,677
Income tax benefit	(1,138)	(1,150)	(1,602)
Income before equity in undistributed income of subsidiary	15,092	5,851	15,279
Equity in undistributed income of subsidiary	20,869	23,826	4,260
Net income	$35,961	$29,677	$19,539

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019, 2018 and 2017

(dollars in thousands)

	2019	2018	2017
Cash flows from operating activities:
Net income	$35,961	$29,677	$19,539
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net loss of subsidiary	(20,869)	(23,826)	(4,260)
Gain on sale of securities	—	—	(918)
Increase (decrease) in other assets	178	183	170
(Decrease) increase in other liabilities	(2)	28	(757)
Net cash provided for operating activities	15,268	6,062	13,774

Cash flows from investing activities:
Sales of securities	—	—	1,480
Cash paid from acquisitions, net	—	(6)	(7,061)
Net cash provided by investing activities	—	(6)	(5,581)

Cash flows from financing activities:
Change in other borrowings	—	—	—
Stock options exercised	1,088	1,131	764
Repurchase of common stock	(2,544)	—	—
Dividends paid	(11,332)	(9,757)	(7,935)
Net cash used in by financing activities	(12,788)	(8,626)	(7,171)
Net decrease (increase) in cash and cash equivalents	2,480	(2,570)	1,022
Cash and cash equivalents, beginning of year	2,338	4,908	3,886
Cash and cash equivalents, end of year	$4,818	$2,338	$4,908

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

26.     CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s unaudited results of operations for the four quarters of 2019 and 2018. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods (dollars in thousands, except per share data).

	2019 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$27,775	$27,901	$27,788	$27,483
Interest expense	2,953	3,526	3,589	3,510
Net interest income	24,822	24,375	24,199	23,973
Provision for loan and lease losses	500	1,350	400	300
Non-interest income	5,847	5,869	5,855	5,906
Non-interest expense	17,982	17,088	17,656	17,852
Net income before taxes	12,187	11,806	11,998	11,727
Provision for taxes	2,902	2,854	3,169	2,832
Net income	$9,285	$8,952	$8,829	$8,895

Diluted earnings per share	$0.60	$0.58	$0.57	$0.58
Cash dividend per share	$0.19	$0.19	$0.18	$0.18

	2018 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$27,042	$26,236	$24,883	$23,476
Interest expense	2,984	2,460	2,083	1,716
Net interest income	24,058	23,776	22,800	21,760
Provision for loan and lease losses	1,400	2,450	300	200
Non-interest income	5,279	5,723	5,429	5,133
Non-interest expense	17,036	17,807	17,294	17,887
Net income before taxes	10,901	9,242	10,635	8,806
Provision for taxes	2,997	2,171	2,643	2,096
Net income	$7,904	$7,071	$7,992	$6,710

Diluted earnings per share	$0.51	$0.46	$0.52	$0.44
Cash dividend per share	$0.16	$0.16	$0.16	$0.16

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of regulatory financial statements in accordance with the Federal Financial Institutions Examination Council’s Instructions for Preparation of Consolidated Reports of Condition and Income, and in accordance with the Board of

Governors of the Federal Reserve System’s Instructions for Preparation of Financial Statements for Bank Holding Companies (Consolidated and Parent Company Only). Based on this assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, Management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2019.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Eide Bailly, an independent registered public accounting firm, as stated in their report appearing above in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2020 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2019 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8‑K

(a)	Exhibits
Exhibit #	Description
2.1

Agreement and Plan of Reorganization and Merger, dated as of April 24, 2017 by and between Sierra Bancorp and OCB Bancorp, as amended by Amendment No. 1 thereto dated May 4, 2017 and Amendment No. 2 thereto dated June 6, 2017 (1)

3.1	Restated Articles of Incorporation of Sierra Bancorp (2)
3.2	Amended and Restated By-laws of the Company (3)
4.1	Description of Securities
10.1	Salary Continuation Agreement for Kenneth R. Taylor (4)*
10.2	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (5)*
10.3	Split Dollar Agreement for Kenneth R. Taylor (6)*
10.4	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.5	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.6	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.7	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.8	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.9	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.10	2007 Stock Incentive Plan (9)
10.11	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.12	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.13	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)*
10.14	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)*
10.15	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (12)*
10.16	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (13)
10.17	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (13)
10.18	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (13)
10.19	2017 Stock Incentive Plan (14)*
10.20	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, Kenneth Taylor, CFO, James Gardunio, Chief Credit Officer, and Michael Olague, Chief Banking Officer (15)*
10.21	Employment agreement dated as of March 15, 2019 for Matthew Macia, EVP and CRO (16)*
10.22	Employment agreement dated as of November 15, 2019 for Christopher Treece, EVP and CFO (17)*
10.23	Employment agreement dated as of January 17. 2020 for Jennifer Johnson, EVP and CAO (18)*
21	Subsidiaries of Sierra Bancorp
23.1	Consent of Eide Bailly
23.2	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)

Original agreement filed as an exhibit to the Form 8‑K filed with the SEC on April 25, 2017 and incorporated herein by reference, and amendments thereto filed as appendices to the proxy statement/prospectus included in the Form S‑4/A filed with the SEC on July 24, 2017 and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Form 10‑Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 8‑K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(4)	Filed as Exhibit 10.5 to the Form 10‑Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8‑K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.18 through 10.20, and 10.22 to the Form 10‑K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10‑Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10‑Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10‑K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.3 to the Form 8‑K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.23 to the Form 10‑K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(12)	Filed as Exhibit 10.24 to the Form 10‑Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(13)	Filed as Exhibits 10.1 through 10.3 to the Form 8‑K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Form 8‑K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(15)	Filed as Exhibits 99.1 through 99.4 to the Form 8‑K filed with the SEC on December 28, 2018 and incorporated by reference.
(16)	Filed as Exhibit 99.2 to the Form 8-K filed with the SEC on March 18, 2019 and incorporated by reference.
(17)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(18)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.

* Indicates management contract or compensatory plan or arrangement.

(b)	Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

ITEM 16.     FORM 10‑K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2020	SIERRA BANCORP,
a California corporation

	By:	/s/ Kevin J. McPhaill
Kevin J. McPhaill
President &
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Christopher G. Treece
Christopher G. Treece
Executive Vice President &
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Berra	Director	March 12, 2020
Albert L. Berra

/s/ Vonn R. Christenson	Director	March 12, 2020
Vonn R. Christenson

/s/ Laurence S. Dutto, PhD	Director	March 12, 2020
Laurence S. Dutto, PhD

/s/ Robb Evans	Director	March 12, 2020
Robb Evans

/s/ James C. Holly	Vice Chairman of the Board	March 12, 2020
James C. Holly

/s/ Kevin J. McPhaill	President, Chief Executive	March 12, 2020
Kevin J. McPhaill	Officer & Director
(Principal Executive Officer)

/s/ Lynda B. Scearcy	Director	March 12, 2020
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 12, 2020
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 12, 2020
Gordon T. Woods

/s/ Christopher G. Treece	Executive Vice President &	March 12, 2020
Christopher G. Treece	Chief Financial Officer
(Principal Financial Officer)

/s/ Cindy L. Dabney	Senior Vice President &	March 12, 2020
Cindy L. Dabney	Chief Accounting Officer
(Principal Accounting Officer)