Form 10-Q
period 2020-03-31
SIERRA BANCORP
filed 2020-05-07
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 1, 2020, the registrant had 15,190,038 shares of common stock outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)	(audited)
Cash and due from banks	$78,660	$65,556
Interest-bearing deposits in banks	28,332	14,521
Total cash & cash equivalents	106,992	80,077
Securities available-for-sale	620,154	600,799
Loans and leases:
Gross loans and leases	1,798,025	1,762,565
Allowance for loan and lease losses	(11,453)	(9,923)
Deferred loan and lease costs, net	2,741	2,896
Net loans and leases	1,789,313	1,755,538
Foreclosed assets	766	800
Premises and equipment, net	28,425	27,435
Goodwill	27,357	27,357
Other intangible assets, net	5,112	5,381
Bank-owned life insurance	50,722	50,517
Other assets	41,628	45,915
Total assets	$2,670,469	$2,593,819

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$704,700	$690,950
Interest bearing	1,474,691	1,477,424
Total deposits	2,179,391	2,168,374
Repurchase agreements	29,361	25,711
Short-term borrowings	74,100	20,000
Subordinated debentures, net	34,990	34,945
Other liabilities	33,168	35,504
Total liabilities	2,351,010	2,284,534

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,190,038 and 15,284,538 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	112,600	113,179
Additional paid-in capital	3,367	3,307
Retained earnings	189,882	186,867
Accumulated other comprehensive income (loss), net	13,610	5,932
Total shareholders' equity	319,459	309,285
Total liabilities and shareholder's equity	$2,670,469	$2,593,819

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands, except per share data, unaudited)

	Three months ended March 31,
	2020	2019
Interest and dividend income
Loans and leases, including fees	$22,112	$23,748
Taxable securities	2,460	2,617
Tax-exempt securities	1,339	1,045
Federal funds sold and other	140	73
Total interest income	26,051	27,483
Interest expense
Deposits	1,834	2,955
Short-term borrowings	36	72
Subordinated debentures	394	483
Total interest expense	2,264	3,510
Net interest income	23,787	23,973
Provision for loan losses	1,800	300
Net interest income after provision for loan losses	21,987	23,673
Non-interest income
Service charges on deposits	3,183	2,943
Other income	2,923	2,963
Total non-interest income	6,106	5,906
Other operating expense
Salaries and employee benefits	10,172	9,243
Occupancy and equipment	2,327	2,361
Other	5,319	6,248
Total other operating expense	17,818	17,852
Income before taxes	10,275	11,727
Provision for income taxes	2,468	2,832
Net income	$7,807	$8,895

PER SHARE DATA
Book value	$21.03	$18.53
Cash dividends	$0.20	$0.18
Earnings per share basic	$0.51	$0.58
Earnings per share diluted	$0.51	$0.58
Average shares outstanding, basic	15,262,252	15,311,154
Average shares outstanding, diluted	15,340,017	15,447,747

Total shareholder equity (in thousands)	$319,459	$284,068
Shares outstanding	15,190,038	15,328,030
Dividends paid (in thousands)	$3,059	$2,754

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands, unaudited)

	Three months ended March 31,
	2020	2019
Net income	$7,807	$8,895
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gain arising during period	10,902	6,167
Less: reclassification adjustment for gains included in net income (1)	—	(6)
Other comprehensive income, before tax	10,902	6,161
Income tax expense related to items of other comprehensive income, net of tax	(3,224)	(1,821)
Other comprehensive income	7,678	4,340

Comprehensive income	$15,485	$13,235

(1)

Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest revenue.  Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2020 and 2019 was $0 thousand and $2 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2018	15,300,460	$112,507	$3,066	$164,117	$(6,666)	$273,024
Net income				8,895		8,895
Other comprehensive income, net of tax					4,340	4,340
Exercise of stock options	27,570	494	(82)			412
Stock compensation costs			151			151
Cash dividends - $0.18 per share				(2,754)		(2,754)
Balance, March 31, 2019	15,328,030	$113,001	$3,135	$170,258	$(2,326)	$284,068

Balance, December 31, 2019	15,285,118	$113,179	$3,307	$186,867	$5,932	$309,285
Net income				7,807		7,807
Other comprehensive income, net of tax					7,678	7,678
Exercise of stock options	16,970	250	(69)			181
Stock compensation costs			129			129
Stock repurchase	(112,050)	(829)		(1,733)		(2,562)
Cash dividends - $0.20 per share				(3,059)		(3,059)
Balance, March 31, 2020	15,190,038	$112,600	$3,367	$189,882	$13,610	$319,459

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(dollars in thousands, unaudited)

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$7,807	$8,895
Gain on sales of securities	—	(6)
Loss on disposal of fixed assets	—	12
Loss (gain) on sale on foreclosed assets	2	(16)
Writedowns on foreclosed assets	—	20
Share-based compensation expense	129	151
Provision for loan losses	1,800	300
Depreciation and amortization	771	754
Net amortization on securities premiums and discounts	1,050	1,030
Accretion of discounts for loans acquired and net deferred loan fees	(225)	(266)
Increase in cash surrender value of life insurance policies	(38)	(900)
Amortization of core deposit intangible	269	269
Decrease (increase) in interest receivable and other assets	1,467	(203)
(Decrease) increase in other liabilities	(2,336)	4,476
Deferred income tax (benefit) provision	(114)	2
Increase in equity securities	(447)	—
Net amortization of partnership investment	158	450
Net cash provided by operating activities	10,293	14,968

Cash flows from investing activities:
Maturities and calls of securities available for sale	2,430	1,150
Proceeds from sales of securities available for sale	—	15,504
Purchases of securities available for sale	(33,285)	(34,469)
Principal pay downs on securities available for sale	21,351	19,803
Net purchases of FHLB stock	—	—
Loan originations and payments, net	(35,350)	(19,618)
Purchases of premises and equipment	(1,716)	(87)
Proceeds from sale premises and equipment	—	10
Proceeds from sales of foreclosed assets	32	7,920
Purchase of bank-owned life insurance	(167)	(217)
Net cash used in investing activities	(46,705)	(10,004)

Cash flows from financing activities:
Increase in deposits	11,017	44,408
Increase (decrease) in borrowed funds	54,100	(56,100)
Increase in repurchase agreements	3,650	3,001
Cash dividends paid	(3,059)	(2,754)
Repurchases of common stock	(2,562)	—
Stock options exercised	181	412
Net cash provided by (used in) financing activities	63,327	(11,033)

Increase (decrease) in cash and due from banks	26,915	(6,069)

Cash and cash equivalents
Beginning of period	80,077	74,132
End of period	$106,992	$68,063

Supplemental disclosure of cash flow information:
Interest paid	$2,359	$3,409
Income taxes paid	$—	$—
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$—	$26
Operating right-of-use asset pursuant to adoption on ASU 2016-02	$—	$9,712
Operating lease liability pursuant to adoption of ASU 2016-02	$—	$10,336

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws.  The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  As of March 31, 2020, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”).  Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements.  References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities.  The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital.  Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions:  Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017.  As of the filing date of this report the Bank operates 40 full service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as seven non-branch locations.  Moreover, the Bank has specialized lending units which focus on agricultural borrowers, SBA loans, and mortgage warehouse lending.  The Company had total assets of $2.7 billion at March 31, 2020, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley.  The Bank’s deposit accounts, which totaled $2.2 billion at March 31, 2020, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.  The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods.  Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10‑Q.  In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year.  Certain amounts reported for 2019 have been reclassified to be consistent with the reporting for 2020.  The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In September 2016 the FASB issued ASU 2016‑13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost.  This is commonly referred to as the current expected credit losses (“CECL”) methodology.  Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts.  Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards.  When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense.  Furthermore, ASU 2016‑13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment.  ASU 2016‑13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses.  ASU 2016‑13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value.  As a public business entity that is an SEC filer, ASU 2016‑13 becomes effective for the Company on January 1, 2020.  On the effective date, institutions will apply the new accounting standard as follows:  for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis.  The Company adopted ASU 2016-13 on January 1, 2020, however, the Company elected under Section 4014 of the Coronavirus Aid, Relief and Economic Security (CARES) Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020.   Although this deferral will still require CECL to be implemented as of January 1, 2020, the Company believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. While the ultimate impact cannot be definitively determined at this time, the provisions of ASU 2016-13 will have a material impact on our consolidated financial statements, particularly the level of our allowance for credit losses and shareholders’ equity.

In January 2017 the FASB issued ASU 2017‑04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.  This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  All other goodwill impairment guidance will remain largely unchanged.  Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary.  The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts.  Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts.  The amendments in this update were effective for public business entities for fiscal years beginning after December 15, 2019.  In accordance with ASU 2017-04, the Company performed a qualitative analysis of goodwill during the first quarter of 2020, and determined that a quantitative analysis was not necessary at this time.  Thus, we have not been required to record any goodwill impairment to date.

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

In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326), which provides transition relief for entities adopting ASU 2016-13.  ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10.  An entity will apply the amendments in this update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach).  A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date, in order to maintain the same amortized cost basis before and after the effective date of this update.  Amounts previously recognized in accumulated other comprehensive income as of the date of adoption that relate to improvements in cash flows expected to be collected should continue to be accreted into income over the remaining life of the asset.  Recoveries of amounts previously written off relating to improvements in cash flows after the date of adoption should be recorded in earnings when received.  The fair value option election does not apply to held-to-maturity debt securities.  Entities are required to make this election on an instrument-by-instrument basis.  For public business entities that are SEC filers, including the Company, the amendments in ASU 2019-05 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2019-05 effective January 1, 2020. There was no impact to the financial statements of the Company as we did not elect the fair value option on financial instruments upon adoption of ASU 2016-13.

In March 2020, in an effort to conform with Section 4013 of the CARES Act, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus. The interagency statement was effective immediately and impacted accounting for loan modifications. Under Accounting Standards Codification 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Note 4 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders.  The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017.  Options to purchase 327,610 shares that were granted under the 2007 Plan were still outstanding as of March 31, 2020 and remain unaffected by that plan’s expiration.  The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company.  The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the

2017 Plan was initially 850,000 shares, and the number remaining available for grant as of March 31, 2020 was 547,000.  The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option.  The Company utilizes a Black-Scholes model to determine grant date fair values.  A pre-tax charge of $.1 million was reflected in the Company’s income statement during the first quarter of 2020 and $.2 million was charged during the first quarter of 2019, as expense related to stock options.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period.  There were 15,262,252 weighted average shares outstanding during the first quarter of 2020 and 15,311,154 during the first quarter of 2019. Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options.  For the first quarter of 2020, calculations under the treasury stock method resulted in the equivalent of 77,765 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 304,763 stock options were excluded from the calculation because they were underwater and thus anti-dilutive.  For the first quarter of 2019 the equivalent of 136,593 shares were added in calculating diluted earnings per share, while 199,120 anti-dilutive stock options were not factored into the computation.

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

	March 31, 2020	December 31, 2019
Commitments to extend credit	$453,849	$492,040
Standby letters of credit	$9,067	$8,619

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

At March 31, 2020, the Company was also utilizing a letter of credit in the amount of $105 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers.  That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	March 31, 2020
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$106,992	$106,992	$—	$—	$106,992
Investment securities available for sale	620,154	—	620,154	—	620,154
Loans and leases, net held for investment	1,787,101	—	—	1,834,373	1,834,373
Collateral dependent impaired loans	2,212	—	2,212	—	2,212

Financial liabilities:
Deposits	2,179,391	704,700	1,474,482	—	2,179,182
Repurchase agreements	29,361	—	29,361	—	29,361
Short term borrowings	74,100	—	74,100	—	74,100
Subordinated debentures	34,990	—	29,911	—	29,911

	December 31, 2019
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$80,077	$80,076	$—	$—	$80,076
Investment securities available for sale	600,799	—	600,799	—	600,799
Loans and leases, net held for investment	1,753,846	—	—	1,761,461	1,761,461
Collateral dependent impaired loans	1,692	—	1,692	—	1,692

Financial liabilities:
Deposits	2,168,374	690,950	1,477,497	—	2,168,447
Repurchase agreements	25,711	—	25,711	—	25,711
Short term borrowings	20,000	—	20,000	—	20,000
Subordinated debentures	34,945	—	30,564	—	30,564

For financial asset categories that were carried on our balance sheet at fair value as of March 31, 2020 and December 31, 2019, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$11,742	$—	$11,742	$—
Mortgage-backed securities	—	405,246	—	405,246	—
State and political subdivisions	—	203,166	—	203,166	—
Total available-for-sale securities	$—	$620,154	$—	$620,154	$—

	Fair Value Measurements at December 31, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$12,145	$—	$12,145	$—
Mortgage-backed securities	—	400,389	—	400,389	—
State and political subdivisions	—	188,265	—	188,265	—
Total available-for-sale securities	$—	$600,799	$—	$600,799	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	86	—	86
Commercial real estate - non-owner occupied	—	2,126	—	2,126
Farmland	—	—	—	—
Total real estate	—	2,212	—	2,212
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total impaired loans	$—	$2,212	$—	$2,212
Foreclosed assets	$—	$766	$—	$766
Total assets measured on a nonrecurring basis	$—	$2,978	$—	$2,978

	Fair Value Measurements at December 31, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	88	—	88
Commercial real estate - non-owner occupied	—	1,605	—	1,605
Farmland	—	—	—	—
Total real estate	—	1,693	—	1,693
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	-
Total impaired loans	$—	$1,693	$—	$1,693
Foreclosed assets	$—	$800	$—	$800
Total assets measured on a nonrecurring basis	$—	$2,493	$—	$2,493

The table above includes collateral-dependent impaired loan balances for which a specific reserve has been established or on which a write-down has been taken.  Information on the Company’s total impaired loan balances and specific loss reserves associated with those balances is included in Note 11 below.

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

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$11,587	$204	$(49)	$11,742
Mortgage-backed securities	393,680	11,742	(176)	405,246
State and political subdivisions	195,565	7,623	(22)	203,166
Total securities	$600,832	$19,569	$(247)	$620,154

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$12,125	$124	$(104)	$12,145
Mortgage-backed securities	398,353	3,354	(1,318)	400,389
State and political subdivisions	181,900	6,478	(113)	188,265
Total securities	$592,378	$9,956	$(1,535)	$600,799

At March 31, 2020 and December 31, 2019, the Company had 34 securities and 198 securities, respectively, with gross unrealized losses.  Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary.  Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	March 31, 2020
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(3)	$1,199	$(46)	$2,587
Mortgage-backed securities	(94)	7,717	(82)	8,717
State and political subdivisions	(22)	5,791	—	—
Total	$(119)	$14,707	$(128)	$11,304

	December 31, 2019
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(32)	$3,240	$(72)	$2,689
Mortgage-backed securities	(494)	100,518	(824)	78,538
State and political subdivisions	(113)	19,762	—	—
Total	$(639)	$123,520	$(896)	$81,227

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended March 31,
	2020		2019
Proceeds from sales, calls and maturities of securities available for sale		$2,430	$16,654
Gross gains on sales, calls and maturities of securities available for sale		—	94
Gross losses on sales, calls and maturities of securities available for sale		—	(88)
Net gains on sale of securities available for sale	$	$—	$$6

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2020 and December 31, 2019 are shown below, grouped by the remaining time to contractual maturity dates.  The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	March 31, 2020
	Amortized Cost	Fair Value
Maturing within one year	$7,037	$7,158
Maturing after one year through five years	15,424	15,631
Maturing after five years through ten years	35,850	36,927
Maturing after ten years	148,842	155,192
Securities not due at a single maturity date:
Mortgage-backed securities	194,774	199,613
Collateralized mortgage obligations	198,905	205,633
	$600,832	$620,154

	December 31, 2019
	Amortized Cost	Fair Value
Maturing within one year	$7,155	$7,244
Maturing after one year through five years	17,008	17,171
Maturing after five years through ten years	33,805	34,881
Maturing after ten years	136,057	141,114
Securities not due at a single maturity date:
Mortgage-backed securities	189,554	190,488
Collateralized mortgage obligations	208,799	209,901
	$592,378	$600,799

At March 31, 2020, the Company’s investment portfolio included 349 “muni” bonds issued by 280 different government municipalities and agencies located within 31 different states, with an aggregate fair value of $203 million.  The largest exposure to any single municipality or agency was a combined $3.9 million (fair value) in general obligation bonds issued by the Charter Township of Washington County (MI).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	March 31, 2020		December 31, 2019
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$65,619	$68,182	$59,439	$61,519
Washington	23,445	24,579	23,392	24,313
California	23,873	24,996	23,882	25,030
Other (24 states)	54,712	56,580	49,326	50,725
Total general obligation bonds	167,649	174,337	156,039	161,587

Revenue bonds
State of issuance
Texas	7,068	7,320	6,035	6,298
Washington	2,787	2,927	1,737	1,856
California	364	379	365	380
Other (13 states)	17,697	18,203	17,724	18,144
Total revenue bonds	27,916	28,829	25,861	26,678
Total obligations of states and political subdivisions	$195,565	$203,166	$181,900	$188,265

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	March 31, 2020		December 31, 2019
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$7,499	$7,774	$7,515	$7,775
Sewer	4,752	4,854	4,760	4,811
Lease	4,639	4,751	3,596	3,678
College & university	1,993	2,031	1,997	2,019
Sales tax	1,945	1,988	1,949	1,995
Electric & power	1,419	1,478	1,421	1,521
Other (8 and 7 sources, respectively)	5,669	5,953	4,623	4,879
Total revenue bonds	$27,916	$28,829	$25,861	$26,678

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

As of March 31, 2020 our total LIHTC investment book balance was $3.9 million, which includes $1.0 million in remaining commitments for additional capital contributions.  There were $.1 million in tax credits derived from our LIHTC investments that were recognized during the three months ended March 31, 2020, and amortization expense of $.2 million associated with those investments was netted against pre-tax noninterest income for the same time period.  Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	March 31, 2020
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$94,114	$464	$—	$—	$94,578
Other construction/land	87,861	2,219	—	522	90,602
1-4 family - closed end	182,832	3,523	169	3,110	189,634
Equity lines	42,010	2,084	61	4,381	48,536
Multi-family residential	57,891	—	—	347	58,238
Commercial real estate - owner occupied	293,360	3,936	3,109	2,529	302,934
Commercial real estate - non-owner occupied	471,003	747	568	2,608	474,926
Farmland	140,307	1,047	130	256	141,740
Total real estate	1,369,378	14,020	4,037	13,753	1,401,188

Agricultural	49,030	164	—	5	49,199
Commercial and industrial	97,081	12,994	510	1,405	111,990
Mortgage warehouse	228,608	—	—	—	228,608
Consumer loans	6,579	70	15	376	7,040
Total gross loans and leases	$1,750,676	$27,248	$4,562	$15,539	$1,798,025

	December 31, 2019
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$105,979	$—	$—	$—	$105,979
Other construction/land	90,761	98	—	554	91,413
1-4 family - closed end	194,572	2,425	164	3,020	200,181
Equity lines	43,111	1,995	72	4,421	49,599
Multi-family residential	54,104	—	—	353	54,457
Commercial real estate - owner occupied	334,460	4,005	3,384	2,034	343,883
Commercial real estate - non-owner occupied	409,289	1,164	11	2,105	412,569
Farmland	142,594	1,048	132	259	144,033
Total real estate	1,374,870	10,735	3,763	12,746	1,402,114

Agricultural	47,814	217	—	5	48,036
Commercial and industrial	100,584	13,415	556	977	115,532
Mortgage warehouse	189,103	—	—	—	189,103
Consumer loans	7,245	85	25	425	7,780
Total gross loans and leases	$1,719,616	$24,452	$4,344	$14,153	$1,762,565

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets.  The Company’s foreclosed assets can include mobile homes and/or OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale.  Foreclosed assets totaled $.8 million at March 31, 2020, and December 31, 2019.  Gross nonperforming loans totaled $7.4 million at March 31, 2020 and $5.7 million at December 31, 2019.  Loans and leases are classified as nonperforming when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest.  At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection.

An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	March 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$464	$—	$—	$464	$94,114	$94,578	$—
Other construction/land	—	—	—	—	90,602	90,602	10
1-4 family - closed end	2,349	14	783	3,146	186,488	189,634	866
Equity lines	122	—	141	263	48,273	48,536	535
Multi-family residential	—	—	—	—	58,238	58,238	—
Commercial real estate - owner occupied	196	—	837	1,033	301,901	302,934	1,941
Commercial real estate - non-owner occupied	633	—	2,127	2,760	472,166	474,926	2,608
Farmland	213	—	—	213	141,527	141,740	257
Total real estate	3,977	14	3,888	7,879	1,393,309	1,401,188	6,217

Agricultural	—	—	—	—	49,199	49,199	—
Commercial and industrial	617	358	195	1,170	110,820	111,990	1,116
Mortgage warehouse lines	—	—	—	—	228,608	228,608	—
Consumer	42	8	—	50	6,990	7,040	18
Total gross loans and leases	$4,636	$380	$4,083	$9,099	$1,788,926	$1,798,025	$7,351

(1)	As of March 31, 2020 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Loan Portfolio Aging

(dollars in thousands, unaudited)

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$105,979	$105,979	$—
Other construction/land	16	—	—	16	91,397	91,413	31
1-4 family - closed end	485	380	659	1,524	198,657	200,181	741
Equity lines	177	10	78	265	49,334	49,599	480
Multi-family residential	—	—	—	—	54,457	54,457	—
Commercial real estate - owner occupied	1,552	—	88	1,640	342,243	343,883	1,440
Commercial real estate - non-owner occupied	500	—	1,605	2,105	410,464	412,569	2,105
Farmland	—	—	—	—	144,033	144,033	258
Total real estate	2,730	390	2,430	5,550	1,396,564	1,402,114	5,055

Agricultural	—	—	—	—	48,036	48,036	—
Commercial and industrial	160	215	—	375	115,157	115,532	651
Mortgage warehouse lines	—	—	—	—	189,103	189,103	—
Consumer	55	12	2	69	7,711	7,780	31
Total gross loans and leases	$2,945	$617	$2,432	$5,994	$1,756,571	$1,762,565	$5,737

(1)	As of December 31, 2019 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR) if the modification constitutes a concession, excluding loan modifications that are COVID-19 related and made in accordance with the interagency guidance and the CARES Act as described in Note 3, above.  At March 31, 2020, the Company had a total of $9.2 million in TDRs, including $1.0 million in TDRs that were on non-accrual status.  Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms.  However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification.  Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status.  Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease.  The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

Three months ended March 31, 2020
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	86	86
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	—	86	86
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$—	$—	$—	$—	$86	$86

	Three months ended March 31, 2019
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	100	—	—	—	100
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	100	—	—	—	100
Agricultural	—	—	—	—	—	—
Commercial and industrial	94	—	—	—	—	94
Consumer loans	—	9	—	—	—	9
Total	$94	$109	$—	$—	$—	203

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended March 31, 2020
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	86	86	—	—
Farmland	0	—	—	—	—
Total real estate loans		86	86	—	—

Agricultural	0	—	—	—	—
Commercial and industrial	0	—	—	—	—
Consumer loans	0	—	—	—	—
Total		$86	$86	$—	$—

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended March 31, 2019
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾		Reserve
Real estate:
Other construction/land	0	$—	$—		$—	$—
1-4 family - closed-end	0	—	—		—	—
Equity lines	1	100	100		—	—
Multi-family residential	0	—	—		—	—
Commercial real estate - owner occupied	0	—	—		—	—
Farmland	0	—	—		—	—
Total real estate loans		100	100		—	—

Agricultural	0	—	—		—	—
Commercial and industrial	2	94	94		(20)	1
Consumer loans	1	9	9		(2)	—
Total		$203	$203	$	$(22)	$1

(1)

This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The Company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the nine-month periods ended March 31, 2020 and 2019.

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

Our acquisition of Santa Clara Valley Bank in 2014 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected.  The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	March 31, 2020
	Unpaid Principal Balance	Carrying Value
Real estate secured	$86	$86
Total purchased credit impaired loans	$86	$$86

	December 31, 2019
	Unpaid Principal Balance	Carrying Value
Real estate secured	$88	$—
Total purchased credit impaired loans	$—	$—

There was no allowance for loan losses allocated for PCI loans as of March 31, 2020 and, December 31, 2019.  There was no discount accretion recorded on PCI loans during the three months ended March 31, 2020.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated.  Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such.  Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $.6 million at March 31, 2020 and  December 31, 2019.

Impaired Loans

(dollars in thousands, unaudited)

	March 31, 2020
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$641	$522	$154	$527	$12
1-4 family - closed-end	2,266	2,266	62	2,279	33
Equity lines	4,129	4,076	252	4,090	37
Multi-family residential	347	347	17	349	6
Commercial real estate- owner occupied	586	586	2	589	9
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	237	237	3	237	—
Total real estate	8,206	8,034	490	8,071	97
Agricultural	5	5	—	5	—
Commercial and industrial	1,156	1,137	520	1,157	6
Consumer loans	414	376	98	385	8
Subtotal	9,781	9,552	1,108	9,618	111
With no related allowance recorded
Real estate:
Other construction/land	—	—	—	—	—
1-4 family - closed-end	844	844	—	845	—
Equity lines	305	305	—	307	1
Commercial real estate- owner occupied	2,062	1,942	—	1,950	—
Commercial real estate- non-owner occupied	3,798	2,608	—	2,440	—
Farmland	20	20	—	21	—
Total real estate	7,029	5,719	—	5,563	1
Agricultural	—	—	—	—	—
Commercial and industrial	289	268	—	271	—
Consumer loans	—	—	—	—	—
Subtotal	7,318	5,987	—	5,834	1
Total	$17,099	$15,539	$1,108	$15,452	$112

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans

(dollars in thousands, unaudited)

	December 31, 2019
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	656	537	157	563	32
1-4 family - closed-end	2,298	2,298	58	2,365	146
Equity lines	4,173	4,120	252	4,185	200
Multi-family residential	353	353	17	361	23
Commercial real estate- owner occupied	593	593	6	606	38
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	237	237	3	256	—
Total real estate	8,310	8,138	493	8,336	439
Agricultural	5	5	1	6	—
Commercial and industrial	915	896	219	1,140	29
Consumer loans	464	425	114	469	35
Subtotal	9,694	9,464	827	9,951	503
With no related allowance recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	52	17	—	577	4
1-4 family - closed-end	755	722	—	726	—
Equity lines	326	301	—	310	5
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	1,560	1,440	—	1,477	—
Commercial real estate- non-owner occupied	3,295	2,105	—	3,267	—
Farmland	22	22	—	25	—
Total real estate	6,010	4,607	—	6,382	9
Agricultural	—	—	—	—	—
Commercial and industrial	102	81	—	162	—
Consumer loans	9	—	—	140	15
Subtotal	6,121	4,688	—	6,684	24
Total	$15,815	$14,152	$827	$16,635	$527

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral.  If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage.  If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required.  At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available.  We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends.  Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required.  The specific loss allowance is adjusted, as necessary, once a new appraisal is received.  Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired, and current appraisals were available or in process for 55% of the Company’s impaired real estate loan balances at March 31, 2020.  Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss.  All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable.  Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired.  Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics.  At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings.  While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience.  Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date.  Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values.  Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries.  Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.  The total general reserve established for probable incurred losses on unimpaired loans was $10.3 million at March 31, 2020.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended March 31, 2020, although as outlined in Note 3 to the consolidated financial statements we will substantially update our methodology upon the implementation of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update ASU 2016‑13 and related amendments, Financial Instruments – Credit Losses (Topic 326)  when the earlier of the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. Moreover, we will continue to enhance our methodology as needed in order to comply with regulatory and accounting requirements, keep pace with the size and complexity of our loan and lease portfolio, and respond to pressures created by external forces.  We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.  In addition, the FDIC and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes.  Management believes deferring the implementation of “CECL” and continuing with  the current incurred loss methodology is appropriate given the impact of the economic uncertainty surrounding COVID-19 and related governmental and regulatory actions taken in response thereto, such as the stimulus provisions of the CARES Act.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended March 31, 2020
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Charge-offs	—	—	(25)	(617)	—	(642)
Recoveries	72	—	28	272	—	372
Provision	1,608	42	66	204	(120)	1,800
Ending balance	$7,315	$235	$2,754	$1,137	$12	$11,453
Reserves:
Specific	$490	$—	$520	$98	$—	$1,108
General	6,825	235	2,234	1,039	12	10,345
Ending balance	$7,315	$235	$2,754	$1,137	$12	$11,453
Loans evaluated for impairment:
Individually	$13,753	$5	$1,405	$376	$—	$15,539
Collectively	1,387,435	49,194	339,193	6,664	—	1,782,486
Ending balance	$1,401,188	$49,199	$340,598	$7,040	$—	$1,798,025

	Year ended December 31, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,831	$256	$2,394	$1,239	$30	$9,750
Charge-offs	(1,190)	—	(1,274)	(2,409)	—	(4,873)
Recoveries	647	—	690	1,159	—	2,496
Provision	347	(63)	875	1,289	102	2,550
Ending balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Reserves:
Specific	$493	$1	$219	$114	$—	$827
General	5,142	192	2,466	1,164	132	9,096
Ending balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Loans evaluated for impairment:
Individually	$12,746	$5	$977	$425	$—	$14,153
Collectively	1,389,368	48,031	303,658	7,355	—	1,748,412
Ending balance	$1,402,114	$48,036	$304,635	$7,780	$—	$1,762,565

	Three months ended March 31, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,831	$256	$2,394	$1,239	$30	$9,750
Charge-offs	—	—	(579)	(551)	—	(1,130)
Recoveries	175	—	41	302	—	518
Provision	88	(37)	58	139	52	300
Ending balance	$6,094	$219	$1,914	$1,129	$82	$9,438
Reserves:
Specific	$915	$1	$333	$180	$—	$1,429
General	5,179	218	1,581	949	82	8,009
Ending balance	$6,094	$219	$1,914	$1,129	$82	$9,438
Loans evaluated for impairment:
Individually	$13,348	$6	$1,099	$789	$—	$15,242
Collectively	1,460,502	52,080	215,698	7,467	—	1,735,747
Ending balance	$1,473,850	$52,086	$216,797	$8,256	$—	$1,750,989

(1)	Includes mortgage warehouse lines.

Note 12 – Operating Leases

We lease space under non-cancelable operating leases for 21 branch locations, three off-site ATM locations, one administrative building, one loan production office and a warehouse.  Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs).  Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component, but are separately accounted for in occupancy expense.  The Company recognized lease expense of $.6 million and $.5 million for the three month periods ended March 31, 2020 and 2019, respectively.  Most leases include one or more renewal options available to exercise.  The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise.  We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term.  As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2020.

At March 31, 2020, the Company’s right-of-use assets and operating lease liabilities were $7.9 million and $8.5 million, respectively.  The weighted average remaining lease term for the lease liabilities was 7.1 years, and the weighted average discount rate of remaining payments was 5.5 percent.  There were no lease liabilities from new right-of-use assets obtained during the three months ended  March 31, 2020.  Cash paid on operating leases was $.4 million for the three months ended March 31, 2020.

Maturities of our lease liabilities for all operating leases are as follows (dollars in thousands, unaudited):

March 31, 2020
2020 (1)	$1,677
2021	2,020
2022	1,571
2023	1,113
2024	749
Thereafter	3,196
Total	10,326
Less: present value discount	(1,856)
Lease liability (2)	$8,470

(1)	Contractual maturities for the nine months remaining in 2020.
(2)	Lease liability is included in other liabilities.

The following table presents the future minimum rental payments under leases with terms in excess of one year as of December 31, 2019 presented in accordance with ASC Topic 840, “Leases”:

December 31, 2019
2020	$2,235
2021	2,023
2022	1,574
2023	1,113
2024	749
Thereafter	3,196
Total undiscounted lease payments	10,890

Note 13 – Revenue Recognition.

The Company utilizes the guidance found in ASU 2014‑09, Revenue from Contracts with Customers (ASC 606), when accounting for certain noninterest income.  The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Sufficient information should be provided to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  The Company’s revenue streams that are within the scope of and accounted for under Topic 606 include service charges on deposit accounts, debit card interchange fees, and fees levied for other services the Company provides its customers.  The guidance does not apply to revenue associated with financial instruments such as loans and investments, and other noninterest income such as loan servicing fees and earnings on bank-owned life insurance, which are accounted for on an accrual basis under other provisions of GAAP.  In total, approximately 21% of the Company’s noninterest revenue was outside of the scope of the ASC 606 for the three months ended March 31, 2020.

All of the company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income.  The following table presents the Company’s sources of noninterest income for the three-month periods ended March 31, 2020 and 2019.  Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended March 31,
	2020	2019
Non-interest income
Service charges on deposits
Returned item and overdraft fees	$1,663	$1,567
Other service charges on deposits	1,520	1,376
Debit card interchange income	1,632	1,512
Loss on limited partnerships(1)	(158)	(450)
Dividends on equity investments(1)	194	231
Unrealized gains recognized on equity investments(1)	447	—
Net gains on sale of securities(1)	—	6
Other(1)	808	1,664
Total non-interest income	$6,106	$5,906

Non-interest expense
Salaries and employee benefits (1)	$10,172	$9,243
Occupancy expense (1)	2,327	2,361
Gain on sale of OREO	2	3
Other (1)	5,317	6,245
Total non-interest expense	$17,818	$17,852

(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance.  They include, but are not limited to, the risk of unfavorable economic conditions in the Company’s market areas; risks associated with the current national emergency with respect to COVID-19 including the impact that national, state, and local responses, including any stimulus or relief efforts, have on customers’ ability to repay loans; the ability for the Company to serve its customers with modified branch operations as well as social distancing guidelines and mandates under state and local stay-at-home orders; risks associated with fluctuations in interest rates or a sustained low interest rate environment; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of acquisitions or branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.  Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors disclosed in the Company’s Form 10‑K for the fiscal year ended December 31, 2019 and in Item 1A, herein.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2020 compared to First Quarter 2019

First Quarter 2020 net income was $7.8 million, or $0.51 per diluted share, compared to $8.9 million, or $0.58 per diluted share in the first quarter of 2019.  The Company’s annualized return on average equity was 9.97% and annualized return on average assets was 1.05% for the quarter ended March 31, 2020, compared to 12.99% and 1.44%, respectively, for the same quarter in 2019. The primary driver behind these unfavorable variances is the provision for loan and leases losses.

The Company’s provision for loan and lease losses was $1.8 million in the first quarter of 2020 relative to $0.3 million in the same quarter of 2019.   The $1.5 million increase in provision for loan and lease losses is due mostly to the estimated impact that COVID-19 will have on the economy and our loan customers.   Management adjusted its qualitative risk factors under the incurred loss model for worsening economic conditions, changes in credit policy that provide payment deferrals to customers, expected changes in collateral values due to reduced cash flows, and external factors such as government shelter-in-place orders.   The uncertainty regarding our customers’ ability to repay loans could be adversely impacted by COVID-19 given these factors.

FINANCIAL CONDITION SUMMARY

March 31, 2020 relative to December 31, 2019

The Company’s assets totaled $2.7 billion at March 31, 2020 relative to $2.6 billion at December 31, 2019.  The following provides a summary of key balance sheet changes during the first three months of 2020:

•

The Company’s balance of cash and due from banks was up by $13.1 million, or 20%, due to maintaining additional cash in our branches in late March 2020 as a result of lack of assurance from our armored delivery service that cash could be reliably delivered as requested due to COVID-19.

•

Securities available-for-sale were $620.2 million at March 31, 2020, an increase of $19.4 million, or 3%, during the quarter due to purchases of securities in March 2020 primarily to take advantage of temporary lower market pricing in the bond market, principally in the municipal securities market.

•

Net loans and leases increased $33.8 million, or 2%, during the first quarter of 2020 to $1.8 billion at March 31, 2020, due mostly to a $39.5 million increase in Mortgage Warehouse Lines during the quarter.

•

Nonperforming assets increased $1.6 million, to $8.1 million during the first quarter of 2020.  This increase was due to $2.0 million in new nonaccrual loans and paydowns of $0.4 million. The new nonaccrual loans were not a result of COVID-19, as they downgrades occurred mostly in the early part of the quarter.  The new nonaccrual loans consisted primarily of a few smaller real-estate loans and one commercial loan for $0.5 million.

•

Total Deposits increased slightly by $11.0 million, or 1%, during the first quarter 2020.   Total time deposits declined by $34.3 million, while lower-cost transaction and savings accounts increased by $45.4 million.  Noninterest bearing deposits as a percent of total deposits was 32.3% at March 31, 2020, as compared to 31.9% at December 31, 2019.

•

Short-term borrowings increased by $54.1 million to $74.1 million at March 31, 2020.  This increase was due to additional Federal Home Loan Bank (FHLB) overnight borrowings to fund increases in our assets during the quarter.

•

Total shareholders’ equity of $319.5 million at March 31, 2020 reflects an increase of $10.2 million, or 3%, relative to year-end 2019 due to capital from the addition of net income, a $7.7 million favorable swing in accumulated other comprehensive income/loss, and stock options exercised, net of $3.1 million in dividends paid.  There were share repurchases totaling 112,050 shares at a weighted average cost of $22.86 per share executed by the Company during the first quarter of 2020.

IMPACT OF CORONAVIRUS DISEASE 2019 (COVID-19) PANDEMIC ON THE COMPANY’S OPERATIONS

Overview

On January 31, 2020, the United States Department of Health and Human Services declared a public health emergency with respect to the Coronavirus Disease 2019 (COVID-19).  Subsequent to this date, federal, state, and local governmental agencies, regulatory agencies, and the Federal Reserve Board took actions impacting the Company including these more significant items:

•	On March 3, 2020, the Federal Open Market Committee (FOMC) of the Federal Reserve Board lowered the federal funds rate by 50 basis points in its first emergency move since October 2008.
•	On March 4, 2020, the Governor of the state of California declared a state of emergency to help make additional resources available and formalize emergency actions to address COVID-19.
•	On March 6, 2020, the Federal Financial Institutions Examination Council (FFIEC) issued guidance to financial institutions reminding them to include pandemic planning in business continuity plans.
•

Starting on March 9, 2020, the Board of Governors of the Federal Reserve System, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, National Credit Union Administration, Office of the Comptroller of the Currency, and Conference of State Bank Supervisors began issuing various Interagency Guidance Statements to encourage financial institutions to meet the financial needs of customers affected by the Coronavirus.

•	On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.
•

On March 15, 2020, the FOMC of the Federal Reserve Board lowered the federal funds rate by 100 basis points in its second emergency move in two weeks, this time on a Sunday.   In addition, the FOMC announced that it would let banks borrow from the discount window for up to 90 days, reduced the reserve requirement ratios to zero percent, united with five other central banks to ensure dollars are available via swap lines, and increase bond holdings by at least $700 billion.

•

Effective March 20, 2020, the state of California ordered the closure of all non-essential workplaces, restricting non-essential travel, and ordering a state-wide shelter-in-place order.   This was followed by extensions of these orders in April and many local municipalities in which the Company operates issued orders mandating additional requirements to protect their citizens.

•

On March 22, 2020, the federal financial institution regulatory agencies (the agencies) issued guidance to financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (TDRs).   The guidance was subsequently modified on April 7, 2020 to conform with Section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act.

•

On March 27, 2020, the CARES Act was enacted by Congress and signed into law by the President to address the impact of the COVID-19 on the economy.   Among other things, the CARES Act provided banking institutions with the option of deferring the implementation of the Current Expected Credit Loss (“CECL”) accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326) until later in 2020; confirmed that certain loan modifications would not be treated as a TDR; authorized the Small Business Administration to create the Paycheck Protection Program (PPP) which allows banking institutions to offer a certain amount of forgivable loans to primarily assist with funding payroll for small businesses; and provides a temporary reduction to the minimum ratio under the Community Bank Leverage Ratio framework.

Impact of COVID-19 on the Company’s Operations

•

The Company has not yet experienced any increase in classified assets or nonperforming assets as a result of COVID-19.  Further, we have not experienced any charge-offs as a result of COVID-19.  However, the Company has taken actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA Paycheck Protection Program loans.  For further information on the interest deferrals, please see the “Nonperforming Assets” section below.  However, the change in economic conditions had a material impact on our provision for loan and lease losses.  The Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020.   Although this deferral will still require CECL to be implemented as of January 1, 2020, the Company believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. The most significant unknown factor is how long economic activity will be impacted by COVID-19.  Therefore, more time is needed to assess the impact of this economic uncertainty and related actions taken such as the stimulus provisions of the CARES Act on the Company’s allowance for loan and lease losses under the CECL methodology.  It is anticipated that if economic conditions do not improve, in future quarters of 2020, the provision for loan and lease losses could be at the same or higher level as that booked in the first quarter of 2020.

•

In addition to the expected increase in provision for loan losses, the Company expects that net interest income will be reduced due to a lower net interest margin as a result of the FOMC’s emergency rate cuts in March 2020.  New loans booked in 2020 will be at lower rates and although deposit costs will also decline, deposit costs were already low or at their floors prior to these interest rate cuts.  Further, it is expected that the stay-at-home and record unemployment resulting from the COVID-19 pandemic will reduce consumer spending which will reduce our fee income, primarily from debit and credit card interchange fees.  It’s also expected that the Company will offer concessions or certain fee waivers to consumers adversely affected by COVID-19.  These actions will likely result in lower deposit service charge income as compared to the first quarter of 2020.

•

The COVID-19 pandemic has not adversely affected our capital or financial resources at this time.  During the first quarter of 2020, total shareholders’ equity increased by $10.2 million, or 3%, to $319.5 million.  The largest component of this was a $7.7 million increase in accumulated other comprehensive income as a result of increases in the value of our investment portfolio due to lower interest rates.  If interest rates rise, this component of equity would be expected to decline.   In addition, the Company earned $7.8 million in net income in the first quarter of 2020 and paid a twenty cent per share dividend of $3.1 million.   The Company also declared a twenty cent per share dividend to be paid on May 13, 2020.   Although presently not expected, if the Company were to incur significant credit losses as a result of COVID-19’s impact on our customers’ ability to repay loans, capital could be adversely impacted.   With respect to liquidity, the Company maintains strong primary and secondary liquidity sources as further described under “Liquidity and Market Risk Management” below.

•

While we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet, this could change in future periods.  Certain valuation assumptions and judgments continue to change to account for pandemic-related circumstances such as widening credit spreads.  However, we do not anticipate any significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.  As of March 31, 2020, our goodwill was not impaired. The Company performed a qualitative assessment of its goodwill during the first quarter of 2020 and concluded that it was not more likely than not that a goodwill impairment exists.  The Company will continue to monitor its goodwill recorded on the balance sheet for potential impairment.  In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital or regulatory capital.  At March 31, 2020, we had goodwill of $27.4 million which represented 9% of total equity at March 31, 2020.

•

As an essential service under California’s stay-at-home orders, the Company continues to serve its customers. Each of our branches with a drive-up or walk-up facility continues to remain open.  We also continue to accept appointments.  Out of our 40 branch locations, nine of them do not have a drive-up or walk-up facility and are currently closed except by appointment.  Most of our back-office and corporate employees are working remotely and it has not adversely affected our operations.   In addition, none of our internal controls have changed or are expected to change as a result of the remote work arrangements.  The Company is prepared to continue operating in this manner until it is safe to begin bringing those working remotely back to our corporate offices and branches.

•

At this time, the Company did not experience any challenges in implementing its business continuity plans.  The Company’s Risk Management team began preparing in late January and early February with ordering of supplies such as hand sanitizer, masks and cleaning supplies, as well as laptops for those who did not have one.   This enabled the Company to immediately communicate and implement plans to continue operations in our banking facilities while enabling those non-customer facing employees to immediately begin working remotely.  The Company did not face any material resource constraints in implementing these plans.

•

As a financial institution providing essential services, the Company expects continued demand for loans and deposits. As described above, it is expected that certain services may see declines in demand such as debit and credit card interchange given lower consumer spending.  While overall net income is expected to decline, it presently is more a function of the interest rate environment than a change in overall demand for loan and deposit products.

•

The Company’s primary footprint is in the Central San Joaquin Valley of California. As a result, restrictions on non-essential travel are not expected to adversely affect our ability to service our loan and deposit customers.  The Company also loosened its vacation and sick-time policy to accommodate our employees who were affected by COVID-19.  The Company has not had any temporary or permanent reductions in staff as a result of COVID-19.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $23.8 million for the first quarter of 2020, a decrease of $0.2 million, or 1%, as compared to the first quarter of 2019.   The slight decrease in net interest income for the first quarter of 2020 as compared to the same period in 2019 is due to lower net interest margin, partially offset by an increase in average earning assets. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	March 31, 2020			March 31, 2019
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$37,124	$140	1.52%	$11,469	$73	2.58%
Taxable	408,591	2,460	2.42%	418,901	2,617	2.53%
Non-taxable	195,690	1,339	3.48%	142,329	1,045	3.77%
Total investments	641,405	3,939	2.69%	572,699	3,735	2.84%

Loans and leases:(3)
Real estate	1,394,911	18,722	5.40%	1,464,275	20,100	5.57%
Agricultural	48,532	583	4.83%	50,550	780	6.26%
Commercial	107,696	1,097	4.10%	122,597	1,577	5.22%
Consumer	7,583	368	19.52%	8,718	315	14.65%
Mortgage warehouse lines	144,621	1,264	3.52%	63,120	927	5.96%
Other	5,242	78	5.98%	3,107	49	6.40%
Total loans and leases	1,708,585	22,112	5.21%	1,712,367	23,748	5.62%
Total interest earning assets (4)	2,349,990	26,051	4.52%	2,285,066	27,483	4.93%
Other earning assets	12,841			11,678
Non-earning assets	196,906			209,613
Total assets	$2,559,737			$2,506,357
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$88,731	$62	0.28%	$99,252	$72	0.29%
NOW	456,586	122	0.11%	437,209	126	0.12%
Savings accounts	297,721	73	0.10%	287,773	75	0.11%
Money market	117,249	43	0.15%	128,686	41	0.13%
Certificates of deposit, under $100,000	80,852	134	0.67%	90,346	278	1.25%
Certificates of deposit, $100,000 or more	379,699	1,233	1.31%	381,950	2,038	2.16%
Brokered deposits	40,824	167	1.65%	50,000	325	2.64%
Total interest bearing deposits	1,461,662	1,834	0.50%	1,475,216	2,955	0.81%
Borrowed funds:
Federal funds purchased	4	—	—	1,122	—	—
Repurchase agreements	27,482	27	0.40%	17,278	17	0.40%
Short term borrowings	5,946	9	0.61%	8,121	55	2.75%
TRUPS	34,962	394	4.53%	34,784	483	5.63%
Total borrowed funds	68,394	430	2.53%	61,305	555	3.67%
Total interest bearing liabilities	1,530,056	2,264	0.60%	1,536,521	3,510	0.93%
Demand deposits - non-interest bearing	678,592			652,910
Other liabilities	36,220			39,150
Shareholders' equity	314,869			277,776
Total liabilities and shareholders' equity	$2,559,737			$2,506,357
Interest income/interest earning assets			4.52%			4.93%
Interest expense/interest earning assets			0.39%			0.63%
Net interest income and margin(5)		$23,787	4.13%		$23,973	4.30%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)

Loans are gross of the allowance for possible loan losses.  Loan fees have been included in the calculation of interest income.  Net loan fees and loan acquisition FMV amortization were $(140) thousand and $9 thousand for the quarters ended March 31, 2020 and 2019, respectively.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended March 31,
	2020 over 2019
	Increase (decrease) due to
Assets:	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$163	$(96)	$67
Taxable	(64)	(93)	(157)
Non-taxable	392	(98)	294
Total investments	491	(287)	204
Loans and leases:
Real estate	(952)	(426)	(1,378)
Agricultural	(31)	(166)	(197)
Commercial	(192)	(288)	(480)
Consumer	(41)	94	53
Mortgage warehouse	1,197	(860)	337
Other	34	(5)	29
Total loans and leases	15	(1,651)	(1,636)
Total interest earning assets	$506	$(1,938)	$(1,432)
Liabilities
Interest bearing deposits:
Demand deposits	$(8)	(2)	$(10)
NOW	6	(10)	(4)
Savings accounts	3	(5)	(2)
Money market	(4)	6	2
Certificates of deposit, under $100,000	(29)	(115)	(144)
Certificates of deposit, $100,000 or more	(12)	(793)	(805)
Brokered deposits	(60)	(98)	(158)
Total interest bearing deposits	(104)	(1,017)	(1,121)
Borrowed funds:
Repurchase agreements	10	—	10
Short term borrowings	(15)	(31)	(46)
TRUPS	2	(91)	(89)
Total borrowed funds	(3)	(122)	(125)
Total interest bearing liabilities	(107)	(1,139)	(1,246)
Net interest income	$613	$(799)	$(186)

The volume variance calculated for the first quarter of 2020 relative to the first quarter of 2019 was a favorable $0.6 million due to higher average balances of interest-earning assets, resulting from organic growth in mortgage warehouse loans.  During 2019, the Company changed its pricing strategy with respect to mortgage warehouse lines in order to encourage increased utilization.  This strategy caused line utilization to increase as demonstrated by the $1.2 million favorable volume variance.   There was an unfavorable rate variance of $0.8 million for the comparative quarters, since the weighted average yield on interest-earning assets fell by 41 basis points while the weighted average cost of interest-bearing liabilities decreased by 33 basis points.  The rate variance was negatively impacted by the following factors:  A shift in our earning asset mix into lower-yielding loans and investments; aggressive pricing instituted on mortgage warehouse lines to encourage increased line utilization; partially offset by lower costs of time-deposits and other interest-bearing liabilities.

As mentioned above, the FOMC lowered rates by a total of 150 basis points in March 2020 in two separate emergency actions. These actions are expected to have an unfavorable impact on our net interest margin and net interest income in future quarters.  At March 31, 2020, approximately 19% of our total portfolio, or $337 million, consists of variable rate loans.  Of these variable rate loans, approximately $119 million have floors that limited the overall reduction in rates in the first quarter. At March 31, 2020, our outstanding fixed rate loans represented 30% of our loan portfolio.   The remaining 51% of our loan portfolio at March 31, 2020 consists of adjustable rate loans.  However, the majority of these loans (approximately $650 million) will not adjust for at least another 3 years.  Approximately $53 million of these adjustable rate loans adjusted in April 2020 and $46 million will reprice in smaller amounts monthly over the remainder of 2020.  Another $18 million of these adjustable rate loans will reprice in the first quarter of 2021.

In the later part of the first quarter 2020, overall cash balances were increased as a precaution to reduce uncertainty of our cash delivery providers being able to serve us during the stay-at-home order.  It is expected that these balances will return to more normalized levels later in 2020.  Overall average investment securities increased by $68.7 million at March 31, 2020 as compared to March 31, 2019.  The largest increase was to average non-taxable securities of $53.4 million. The overall investment portfolio had a tax-equivalent yield of 2.81% at March 31, 2020, with an average life of 4.3 years.

Interest expense was $2.3 million in the first quarter of 2020, a decline of $1.2 million, or 35%, compared to the first quarter of 2019.   The significant decline in interest expense is attributable to a favorable shift in deposit mix as average total time deposits declined by $20.9 million in the first quarter of 2020 as compared to the same quarter in 2019 and the average cost of interest-bearing deposits declined by 31 basis points, or 38%, to 50 basis points.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses.  The Company recorded a loan loss provision of $1.8 million in the first quarter of 2020 compared to $0.3  million in the first quarter of 2019.  As discussed above, the significant increase in the provision for loan and lease losses is due to management’s estimate of the impact of increased economic uncertainty with respect to COVID-19 on our customers’ ability to repay loans.  Management adjusted its qualitative risk factors under our incurred loss model based on information presently available for economic conditions, changes in payment deferral procedures, expected changes in collateral values due to reduced cash flows, and external factors such as government actions.  In particular, the uncertainty regarding our customers’ ability to repay loans could be adversely impacted by COVID-19 given higher unemployment rates, requests for payment deferrals, temporary business shut-downs, and reduced consumer and business spending.

The Company was subject to the adoption of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326). However, the Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020.   Although this deferral will still require CECL to be adopted as of January 1, 2020, the Company believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. There is increased uncertainty on the local, regional, and national economy as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level.  Further, the Company has taken actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA Paycheck Protection Program loans.  More time is needed to assess the impact of this uncertainty and related actions on the Company’s allowance for loan and lease losses under the CECL methodology.  It is anticipated that a one-time adjustment to the allowance will be booked as an adjustment through equity, net of taxes, as previously disclosed in Company’s Form 10-K for the fiscal year ended December 31, 2019, for approximately $12

million.   The impact of COVID-19 on the Company’s allowance for loan and leases losses under the CECL methodology in the first quarter 2020 will remain unknown until more information is available with respect to the impact of the economic uncertainty of the impact of COVID-19, net of actions taken to mitigate such impact.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance.  The Company recorded net charge-offs of $0.3 million in the first quarter of 2020 as compared to net charge-offs of $0.5 million in the first quarter of 2019.

The allowance for loan and lease losses is at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three-month periods ended March 31, 2020 and 2019:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended March 31,
NON-INTEREST INCOME:	2020	% of Total	2019	% of Total
Service charges on deposit accounts	$3,183	52.13%	$2,943	49.83%
Other service charges and fees	2,404	39.37%	2,262	38.30%
Net gains on sale of securities available-for-sale	—	—	6	0.10%
Bank-owned life insurance	38	0.62%	900	15.24%
Other	481	7.88%	(205)	-3.47%
Total non-interest income	$6,106	100.00%	$5,906	100.00%
As a % of average interest-earning assets (1)		1.05%		1.05%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$10,172	57.08%	$9,243	51.78%
Occupancy costs
Furniture & equipment	465	2.61%	524	2.94%
Premises	1,862	10.44%	1,837	10.29%
Advertising and marketing costs	601	3.37%	692	3.88%
Data processing costs	1,142	6.41%	1,251	7.01%
Deposit services costs	1,797	10.09%	1,769	9.91%
Loan services costs
Loan processing	171	0.96%	171	0.96%
Foreclosed assets	6	0.03%	20	0.11%
Other operating costs
Telephone & data communications	368	2.07%	307	1.72%
Postage & mail	68	0.38%	195	1.09%
Other	386	2.17%	344	1.91%
Professional services costs
Legal & accounting	328	1.84%	411	2.30%
Acquisition costs	—	—	23	0.13%
Other professional service	247	1.39%	937	5.25%
Stationery & supply costs	115	0.65%	55	0.31%
Sundry & tellers	90	0.51%	73	0.41%
Total non-interest expense	$17,818	100.00%	$17,852	100.00%
As a % of average interest-earning assets (1)		3.05%		3.17%
Efficiency ratio (2)(3)	58.88%		58.74%

(1)	Annualized

(2)	Tax equivalent
(3)	Noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Total noninterest income reflects an increase of $0.2 million, or 3%, for the quarter ended March 31, 2020 as compared to the same quarter in 2019.   The largest variances were in bank-owned life insurance (BOLI) and other noninterest income.  BOLI income decreased by $0.9 million as compared to the first quarter of 2019 due mostly to unfavorable fluctuations in underlying values of assets in the specific account BOLI policies that are designed to have similar assets to those in the deferred compensation plans.  Thus, these lower values in BOLI policies are offset by lower deferred compensation expense reflected primarily in director fees expense.   At March 31, 2020, there was $42.8 million in BOLI policies associated with the deferred compensation plans and $8.0 million in separate account BOLI policies.  Mostly offsetting this unfavorable change in BOLI income was a $0.7 million increase in other noninterest income due to two items.  First, there was a $0.5 million increase in the valuation of restricted stock held by the Company recorded under FASB ASU 2016-01.  This stock is related to an equity investment in Pacific Coast Bankers’ Bank and is adjusted when financial information becomes available, generally in the late first quarter of each year.  This stock was revalued in the first quarter of 2020, but was not revalued in 2019 until the second quarter.  In addition, noninterest income includes a valuation adjustment related to investments in low-income housing credit investments.  This valuation adjustment was a reduction of income of $0.2 million in the first quarter of 2020 as compared to a $0.5 million reduction in the first quarter of 2019.

Both “service charges on deposit accounts” and “other service charges and fees” increased in the first quarter 2020 as compared to the first quarter 2019.  The Company expects that service charges on deposit accounts could decline in future quarters based on reduced customer activity and increased waivers due to COVID-19.

Total noninterest expense remained relatively flat at $17.8 million for the first quarter of 2020 as compared to $17.9 million for the first quarter of 2019.   The $0.9 million increase in salaries and employee benefit expense for the first quarter of 2020 as compared to the same quarter in 2019, was offset by a decrease in other professional services ($0.7 million decrease) and smaller decreases in postage & mail, and advertising.   The increase in salaries and employee benefits during the comparative period is due mostly to higher base salaries of $0.6 million due to annual merit increases for employees and a change in the mix of the employee base due to more lending officers and senior officers in risk and operations, as well as a $0.2 million impact of salaries deferred as a loan cost and a $0.1 million increase in payroll taxes.  There have not been any permanent or temporary reductions in employees as a result of COVID-19.

The decrease in other professional services is due mostly to directors’ deferred compensation being included in this category.  As described above under noninterest income, BOLI income related to deferred compensation declined during the first quarter of 2020 as compared to the same period in 2019.  Mostly offsetting this decline in noninterest income was a decline in noninterest expense related to deferred compensation related to this BOLI income.

The Company’s tax-equivalent efficiency ratio was 58.88% in the first quarter 2020 as compared to 58.74% in the same quarter of 2019.  The efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for loan losses and investment gains/losses are excluded from the equation.   Given the expected decline in net interest income due to the lower rate environment in 2020, it is expected that the efficiency ratio will increase in 2020.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis.  The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits.  Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions.  Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds.  The Company’s provision for income taxes was 24.0% of pre-tax income in the first quarter of 2020 relative to 24.1% in the first quarter of 2019.  The slight decrease for 2020 is due primarily to an increase in municipal bond interest in 2020, partially offset by lower tax-exempt BOLI income.

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

INVESTMENTS

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold.  The Company’s investments can serve several purposes, including the following:  1) they can provide liquidity for potential funding needs; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with structural characteristics that can be changed more readily than loan or deposit portfolios, as might be required for interest rate risk management purposes; 4) they are another interest-earning option for the placement of surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.  Surplus balances in our Federal Reserve Bank (“FRB”) account and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.  Aggregate investments totaled $648.5 million, or 24% of total assets at March 31, 2020, and $615.3 million, or 24% of total assets at December 31, 2019.

The Company carries investments at their fair market values.  We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  The expected average life for bonds in our investment portfolio was 4.3 years and their average effective duration was 3.0 years at March 31, 2020, down from an expected average life of 4.4 years and an average effective duration of 3.2 years at year-end 2019.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2020		December 31, 2019
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
U.S. government agencies	$11,587	$11,742	$12,125	$12,145
Mortgage-backed securities	393,680	405,246	398,353	400,389
State and political subdivisions	195,565	203,166	181,900	188,265
Total securities	$600,832	$620,154	$592,378	$600,799

The net unrealized gain on our investment portfolio, or the amount by which aggregate fair market values exceeded amortized cost, was $19.3 million at March 31, 2020, an absolute difference of $10.9 million relative to the net unrealized gain of $8.4 million at December 31, 2019.  The change was caused by declining long-term market interest rates on fixed-rate bond values.  Municipal bond balances comprise 33% of our total securities portfolio at March 31, 2020, as compared to 31% at December 31, 2019. Municipal bonds purchased have strong underlying ratings, and we review all municipal bonds in our portfolio every quarter for potential impairment.

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, repurchase agreements, and other purposes as required or permitted by law totaled $240.8 million at March 31, 2020 and $234.8 million at December 31, 2019, leaving $379.4 million in unpledged debt securities at March 31, 2020 and $366.0 million at December 31, 2019.  Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $72.9 million at March 31, 2020 and $71.0 million at December 31, 2019.

LOAN AND LEASE PORTFOLIO

Gross loans and leases reflect a net increase of $35.5 million, or 2%, growing to $1.80 billion at March 31, 2020 from $1.76 billion at December 31, 2019 due to an increase in outstanding balances on mortgage warehouse lines.

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

Loan and Lease Distribution

(dollars in thousands, unaudited)

	March 31, 2020	December 31, 2019
Real estate:
1-4 family residential construction	$94,578	$105,979
Other construction/land	90,602	91,413
1-4 family - closed-end	189,634	200,181
Equity lines	48,536	49,599
Multi-family residential	58,238	54,457
Commercial real estate - owner occupied	302,934	343,883
Commercial real estate - non-owner occupied	474,926	412,569
Farmland	141,740	144,033
Total real estate	1,401,188	1,402,114
Agricultural	49,199	48,036
Commercial and industrial	111,990	115,532
Mortgage warehouse lines	228,608	189,103
Consumer loans	7,040	7,780
Total loans and leases	$1,798,025	$1,762,565
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	5.26%	6.01%
Other construction/land	5.04%	5.19%
1-4 family - closed-end	10.55%	11.36%
Equity lines	2.70%	2.81%
Multi-family residential	3.24%	3.09%
Commercial real estate - owner occupied	16.85%	19.51%
Commercial real estate - non-owner occupied	26.41%	23.42%
Farmland	7.88%	8.17%
Total real estate	77.93%	79.55%
Agricultural	2.74%	2.73%
Commercial and industrial	6.23%	6.55%
Mortgage warehouse lines	12.71%	10.73%
Consumer loans	0.39%	0.44%
Total loans and leases	100.00%	100.00%

Residential real estate loans have been declining since the Company made the deliberate decision to discontinue such lending at the end of 2018, thus maturing balances and prepayments are no longer being replaced.  Total commercial real estate loan balances increased in 2020 by $21.4 million due mostly to an increase in non-owner occupied properties.  In the first quarter of 2020, the Company hired lending teams to focus primarily on commercial real estate loans in our northern and southern markets.

The $39.5 million, or 21%, increase in warehouse lines in the first quarter 2020 was due to seasonal loan demand during the later part of the first quarter.  Average warehouse line balances were down during the first quarter 2020 as compared to the fourth quarter 2019 due to the seasonality of home buying that slows down in the late fourth quarter to early first quarter of each year.   The Company had a significant increase in warehouse line utilization toward the end of the first quarter 2020.  The increase in utilization is also a result of lower rates in March 2020 impacting home refinancing activity.  Mortgage warehouse utilization was 66.6% at March 31, 2020, as compared to 58.7% at December 31, 2019. Future utilization of the mortgage warehouse lines could be impacted if the economic impacts of the COVID-19 pandemic reduce the demand for mortgages.

The Company has elected to participate in the Small Business Administration’s Paycheck Protection Program (PPP) as authorized by the CARES Act and began accepting and funding loans under this program in April 2020.  As of April 30, 2020, the Company obtained approval from the Small Business Administration to fund PPP loans for approximately 800 customers totaling $94.2 million.

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

Nonperforming assets and performing troubled debt restructurings

(dollars in thousands, unaudited)

	March 31, 2020	December 31, 2019	March 31, 2019
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$10	$31	$75
1-4 family - closed-end	866	741	822
Equity lines	535	480	488
Commercial real estate - owner occupied	1,941	1,440	594
Commercial real estate - non-owner occupied	2,608	2,105	—
Farmland	257	258	1,642
TOTAL REAL ESTATE	6,217	5,055	3,621
Agriculture	—	—	—
Commercial and industrial	1,116	651	811
Consumer loans	18	31	136
TOTAL NONPERFORMING LOANS	7,351	5,737	4,568

Foreclosed assets	766	800	806
Total nonperforming assets	$8,117	$6,537	$5,374
Performing TDRs (1)	$8,188	$8,415	$10,674
Nonperforming loans as a % of total gross loans and leases	0.41%	0.33%	0.26%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.45%	0.37%	0.31%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets increased by over $1.6 million, or 24%, during the first quarter of 2020.  The increase resulted from $2.0 million in new nonaccrual loans and paydowns of $0.4 million.  The increases consisted of a few smaller real-estate loans totaling $1.5 million being downgraded to nonaccrual status in the early part of the first quarter of 2020, as well as a single commercial loan for $0.5 million moving to nonaccrual status in early March 2020.   None of these increases were due to COVID-19.  As a result of these increases, the Company’s ratio of nonperforming assets to loans increased to 0.41% at March 31, 2020, from 0.33% at December 31, 2019.  All of the Company’s impaired assets are periodically reviewed, and are either well-reserved based on current loss expectations, or are carried at the fair value of the underlying collateral net of expected disposition costs.

As shown in the table, we also had $8.2 million in loans classified as performing TDRs on which we were still accruing interest as of March 31, 2020, a reduction of $0.2 million, or 3%, relative to December 31, 2019.

Foreclosed assets had a carrying value of $0.8 million at March 31, 2020, comprised of 8 properties classified as OREO and two mobile homes relative to year-end 2019 when foreclosed assets consisted of 10 properties classified as OREO and two mobile homes.  Two very-low value properties were sold during the first quarter 2020.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed.  Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company is providing deferrals to certain customers and taking advantage of Section 4013 of the CARES Act, which provides that such deferrals do not result in treatment of such loan as a TDR.  These deferrals typically provide deferrals of both principal and interest for 180 days.  Interest continues to accrue during the deferral period. At the end of the deferral period, for term loans, payments will be applied to accrued interest first and after the accrued interest is paid in full, the loan will be re-amortized with the maturity extended.  For lines of credit, the borrower must repay the accrued interest at the end of the deferral period or take out a second credit facility to repay the accrued interest.  As of April 15, 2020, we have had 104 commercial customers for a total of $149.1 million who have either executed a loan modification under Section 4013 of the CARES Act or we have approved a modification that is expected to be executed in April 2020.  Approximately $50.8 million of these modifications were in the hospitality industry representing 15 different customers, while $5.8 million of these modifications were in the restaurant industry representing 51 different customers. The remaining modifications were a mix of commercial customers who were current at the time the deferral was requested. While these modified loans are not classified as nonperforming or classified assets, we will continue to monitor these loans during the deferral period. If economic conditions worsen and these customers are not able to resume payments after the deferral period, it likely could result in higher classified and/or nonperforming assets, reversals of interest income, and/or higher charge-offs.

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

As described above, the Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020.  The Company believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic and related stimulus and relief efforts on the expected lifetime credit losses.

The Company’s allowance for loan and lease losses was $11.5 million at March 31, 2020, an increase of $1.5 million, or 15%, relative to December 31, 2019 resulting from a $1.8 million loan loss provision recorded during the first quarter of 2020, less $0.3 million in net charge-offs during the same period.  As discussed above, the $1.8 million provision for

loan and lease losses is primarily a result of the impact of COVID-19 on our qualitative factors.   With respect to exposures related to the COVID-19 pandemic, the Company had fewer than 70 relationships in the hospitality industry totaling $216.0 million at March 31, 2020.  In addition to loans in the hospitality sector, we have approximately $13 million of loans in the energy industry, $86.2 million of loans in retail (which includes $21 million in restaurant loans), and $7 million in consumer loans. In general, we will lend up to a maximum LTV of 75% for owner occupied real estate and up to 65% on investor commercial real estate, which would include hospitality loans.

The allowance for loan and lease losses over total loans increased to 0.64% of total loans at March 31, 2020, as compared to 0.56% at December 31, 2019.  The ratio of the allowance for loan and lease losses to nonperforming loans was 155.80% at March 31, 2020, relative to 172.96% at December 31, 2019.  A separate allowance of $0.3 million for potential losses inherent in unused commitments is included in other liabilities at March 31, 2020.

The following table summarizes activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the year ended
	March 31,	March 31,	December 31,
Balances:	2020	2019	2019
Average gross loans and leases outstanding during period (1)	$1,708,585	$1,712,367	$1,753,748
Gross loans and leases outstanding at end of period	$1,798,025	$1,750,989	$1,762,565

Allowance for loan and lease losses:
Balance at beginning of period	$9,923	$9,750	$9,750
Provision charged to expense	1,800	300	2,550
Charge-offs
Real estate
1-4 family residential construction	—	—	—
Other construction/land	—	—	—
1-4 family - closed-end	—	—	—
Equity lines	—	—	—
Multi-family residential	—	—	—
Commercial real estate- owner occupied	—	—	—
Commercial real estate- non-owner occupied	—	—	1,190
Farmland	—	—	—
Total real estate	—	—	1,190
Agricultural	—	—	—
Commercial and industrial	25	579	1,274
Consumer loans	617	551	2,409
Total	$642	$1,130	$4,873
Recoveries
Real estate
1-4 family residential construction	—	—	—
Other construction/land	34	—	2
1-4 family - closed-end	4	4	148
Equity lines	34	21	150
Multi-family residential	—	—	—
Commercial real estate- owner occupied	—	—	—
Commercial real estate- non-owner occupied	—	149	347
Farmland	—	—	—
Total real estate	72	174	647
Agricultural	—	—	—
Commercial and industrial	28	42	690
Consumer loans	272	302	1,159
Total	$372	$518	$2,496
Net loan charge offs	$270	$612	$2,377
Balance at end of period	$11,453	$9,438	$9,923

RATIOS
Net charge-offs to average loans and leases (annualized)	0.06%	0.14%	0.14%
Allowance for loan losses to gross loans and leases at end of period	0.64%	0.54%	0.56%
Allowance for loan losses to nonperforming loans	155.80%	206.61%	172.96%
Net loan charge-offs to allowance for loan losses at end of period	2.36%	6.48%	23.95%
Net loan charge-offs to provision for loan losses	15.00%	204.00%	93.22%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s allowance for loan and lease losses at March 31, 2020 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.  Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.  It is unlikely that all unused commitments will ultimately be drawn down.  Unused commitments to extend credit totaled $453.8 million at March 31, 2020 and $492.0 million at December 31, 2019, representing approximately 25% of gross loans outstanding at March 31, 2020 and 28% at December 31, 2019.  The drop in unused commitments is due in large part to the increase in outstanding balances on mortgage warehouse lines.  The Company also had undrawn letters of credit issued to customers totaling $9.1 million at March 31, 2020 and $8.6 million at December 31, 2019.  The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10‑Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions.  Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank.  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds.  The Company’s balance of non-earning cash and due from banks was $78.7 million at March 31, 2020 relative to $65.6 million at December 31, 2019.   The increase is primarily due to maintaining higher amounts of cash on hand due to lack of certainty from our armored cash delivery vendor during the COVID-19 pandemic due to potential staffing issues and governmental stay-at-home orders.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”  Net premises and equipment increased by $1.0 million during the first quarter 2020, due primarily to investments in our ATM network. Goodwill was $27 million at March 31, 2020, unchanged during the first quarter 2020.   As mentioned above, the Company performed a qualitative assessment of goodwill impairment during the first quarter 2020 and determined that a quantitative analysis was not required at this time.  The Company will continue to monitor its Goodwill for potential impairment given the COVID-19 pandemic.  Bank-owned life insurance, with a balance of $50.7 million at March 31, 2020, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits represent another key balance sheet category impacting the Company’s net interest income and profitability metrics.  Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity accounts such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates paid by deposit type is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.”  A distribution of the Company’s deposits by type, showing the period-end balance and percentage of total deposits, is presented as of the dates indicated in the following table.

Deposit Distribution

(dollars in thousands, unaudited)

	March 31, 2020	December 31, 2019
Non-interest bearing demand deposits	$704,700	$690,950
Interest bearing demand deposits	119,882	91,212
NOW	456,132	458,600
Savings	304,894	294,317
Money market	113,766	118,933
Time, under $250,000	207,510	211,916
Time, $250,000 or more	242,507	252,446
Brokered deposits	30,000	50,000
Total deposits	$2,179,391	$2,168,374

Percentage of Total Deposits
Non-interest bearing demand deposits	32.33%	31.86%
Interest bearing demand deposits	5.50%	4.21%
NOW	20.93%	21.15%
Savings	13.99%	13.57%
Money market	5.22%	5.48%
Time, under $250,000	9.52%	9.77%
Time, $250,000 or more	11.13%	11.64%
Brokered deposits	1.38%	2.31%
Total	100.00%	100.00%

Deposit balances reflect net growth of $11.0 million, or 1%, during the first quarter of 2020.  Time deposits were $480.0 million at March 31, 2020 as compared to $514.4 million at December 31, 2019.   The $34.4 million decline in time-deposits was a result of a $20 million reduction in brokered deposits and a $14.4 million in other time-deposits.  The Company chose not to renew brokered deposits given the pricing that existed toward the end of the first quarter 2020.    Non-maturity deposits were up $45.4 million, or 3%, during the first quarter 2020.  All of our non-maturity deposit growth was organic in nature.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth.  In particular, the Company’s ratio of noninterest-bearing deposits to total deposits was 32.3% at March 31, 2020 as compared to 31.9% at December 31, 2019.  Our promotions targeting transaction accounts are still favorably impacting growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although given the current highly competitive market for deposits no assurance can be provided with regard to future increases in core deposit balances.

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

Total non-deposit interest-bearing liabilities increased by $57.8 million, or 72%, during the first three months of 2020 due to an increase in borrowings from the FHLB.   Repurchase agreements totaled $29.4 million at March 31, 2020 relative to a balance of $25.7 million at year-end 2019.  Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  The Company had junior subordinated debentures totaling $35.0 million at both March 31, 2020 and December 31, 2019, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NONINTEREST BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  The Company’s balance of other liabilities was $33.2 million at March 31, 2020 as compared to $35.5 million at December 31, 2019.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet these short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.

At March 31, 2020 and December 31, 2019, the Company had the following sources of primary and secondary liquidity ($ in thousands):

Primary and secondary liquidity sources	March 31, 2020	December 31, 2019
Cash and due from banks	$106,992	$80,076
Unpledged investment securities	379,410	366,012
Excess pledged securities	72,912	70,955
FHLB borrowing availability	347,348	443,200
Unsecured lines of credit	80,000	80,000
Funds available through Fed discount window	69,518	59,198
Totals	$1,056,180	$1,099,441

In addition to the above sources, the Company could obtain brokered deposits, obtain deposits via deposit listing services, or offer higher rate time deposits within our market.  After March 31, 2020, the Company applied for and received approval from the Federal Reserve Bank for a Paycheck Protection Program Lending Facility (PPPLF).  The PPPLF provides the Company with the ability to pledge any PPP loan to the Federal Reserve Bank and obtain funding at 35 basis points.  Further, any loans pledged to the PPPLF will be excluded from the regulatory leverage capital ratio. The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $105 million at March 31, 2020 and December 31, 2019.  Other sources of liquidity included the brokered deposit market, deposit listing services, and the ability to offer local time-deposit campaigns.   Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs and that its liquidity has not been adversely impacted by COVID-19.

The Company’s net loans to assets and available investments to assets ratios were 67.4% and 18.0%, respectively, at March 31, 2020, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.”  Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets, including ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at March 31, 2020.  The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, shareholder dividends, and stock repurchases.  Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations.  Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future.  Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019 which was filed with the SEC.

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

As of March 31, 2020 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$20,160	-$13,897	-$7,233	+$2,404	+$3,591	+$4,603	+$4,952
% Change	-20.5%	-14.2%	-7.4%	+2.4%	+3.7%	+4.7%	+5.0%

Our current simulations indicate that the Company’s net interest income will increase slightly over the next 12 months in a rising rate environment, but a continued drop in interest rates could have a substantial negative impact.  However, given the 150 basis point decrease in the target federal funds rate in March 2020 and the drop in the 5-year and 10-year Treasury yields in the first quarter 2020, it is unlikely to see dramatic rate decreases unless rates go negative.  We have seen a drop in projected net interest income across all scenarios and an exacerbated negative impact in declining rate scenarios in recent periods, resulting from the impact of interest rate reductions and balance sheet changes including an increase in loans with variable rate characteristics (mortgage warehouse loans), the runoff of loans which had rates fixed for periods in excess of a year, and a shift in our deposit mix toward time deposits.  If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $2.4 million, or 2.40%, relative to a stable interest rate scenario, with the favorable variance increasing marginally as interest rates rise higher.  If interest rates were to decline by 100 basis points, however, net interest income would likely be $7.2 million lower than in a stable interest rate scenario, for a negative variance of 7.4%.  The unfavorable variance increases when rates drop are due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop.  This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view material interest rate reductions as unlikely in the near term, the potential percentage declines in net interest income in the “down 300 basis points” and “down 200 basis points” interest rate scenarios exceed our internal policy guidelines.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates.  Our EVE had been increasing due to asset growth and rising discount rates, which result in a larger benefit assessed to non-maturity deposits, but that trend reversed in the second quarter of 2019 as loan growth slowed and interest rates started to fall.  The table below shows estimated changes in the Company’s EVE as of March 31, 2020, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in EVE (in $000’s)	$89,447	-$10,069	-$52,569	+$63,135	+$108,427	+$136,480	+$152,966
% Change	17.8%	-2.0%	-10.4%	+12.5%	+21.5%	+27.1%	+30.4%

The table shows that our EVE will generally deteriorate in moderate declining rate scenarios, but should benefit from a parallel shift upward in the yield curve.  The decline in EVE reverses as interest rates drop more than 200 basis points, while the rate of increase in EVE begins to taper off the higher interest rates rise.  This phenomenon is caused by the relative durations of our fixed-rate assets and liabilities, combined with optionality inherent in our balance sheet.  We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of adverse movement in loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates.  Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased.  Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $319.5 million at March 31, 2020, comprised of $112.6 million in common stock, $3.4 million in additional paid-in capital, $189.9 million in retained earnings, and accumulated other comprehensive income of $13.6 million.  At the end of 2019, total shareholders’ equity was $309.3 million.  The increase during the first quarter 2020 is due to the addition of capital from net income and stock options exercised as well as a $7.7 million favorable swing in accumulated other comprehensive income, net of the impact of cash dividends paid and share repurchases.  There were repurchases totaling 112,050 shares at a weighted average cost of $22.86 per share executed by the Company during the first quarter of 2020.   The Company has 268,301 shares authorized to repurchase under the current repurchase program. The Company suspended its stock repurchase program on March 16, 2020 and continues to evaluate when we will restart repurchasing shares.

The Company uses a variety of measures to evaluate its capital adequacy, including the leverage ratios which is  calculated separately for the Company and the Bank.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines.  As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.  The following table sets forth the consolidated Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	March 31,	December 31,	to be	Community Bank
	2020	2019	Well Capitalized (3)	Leverage Ratio (2) (4)
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets (1)	N/A	13.27%	6.50%	N/A
Tier 1 Capital to Risk-weighted Assets (1)	N/A	14.98%	8.00%	N/A
Total Capital to Risk-weighted Assets (1)	N/A	15.48%	10.00%	N/A
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (1)	N/A	11.91%	5.00%	N/A

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets (1)	N/A	14.75%	6.50%	N/A
Tier 1 Capital to Risk-weighted Assets (1)	N/A	14.75%	8.00%	N/A
Total Capital to Risk-weighted Assets (1)	N/A	15.25%	10.00%	N/A
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	12.06%	11.73%	5.00%	8.00%

(1)	Current data is not applicable as the Bank adopted the Community Bank Leverage Ratio Framework as of the first quarter of 2020.
(2)	The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowers this to 8% as described below.
(3)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(4)

If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements.  The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.

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

The final rule became effective January 1, 2020 and banks that meet the qualifying criteria can elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The CARES Act reduced the required community bank leverage ratio to 8% until the earlier of December 31, 2020, or the national emergency is declared over.  The federal bank regulatory agencies adopted an interim final rule to implement this change from the CARES Act. The Company and the Bank meet the criteria outlined in the final rule and the interim final rule and have adopted the community bank leverage ratio framework in the first quarter 2020.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business.  In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A: RISK FACTORS

The following risk factors supplement the risks described in the Company’s Form 10-K under Item 1A, “Risk Factors” for its year ended December 31, 2019 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.  The ongoing COVID-19 pandemic may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent filings with the U.S. Securities and Exchange Commission.

Our business, results of operations, and financial condition have been, and will likely continue to be, adversely affected by the ongoing COVID-19 pandemic.

The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on recent global economic and market conditions, including significant disruption of, and volatility in, financial markets; global supply chain disruptions; and the institution of social distancing and shelter-in-place requirements that have resulted in temporary closures of many businesses, lost revenues, and increased unemployment throughout the United States, but also specifically in California, where all of our operations and a large majority of our customers are located.

These conditions have impacted and are expected in the future to impact-our business, results of operations, and financial condition negatively, including through lower revenue from certain of our fee-based businesses; lower net interest income resulting from lower interest rates and increased loan delinquencies; increased provisions for credit losses; impairments on the securities we hold; and decreased demand for certain of our products and services. Additionally, our liquidity and regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets; deposit flows; and continued client draws on lines of credit as well as our participation in the Small Business Administration Paycheck Protection Program. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Negative impacts from these conditions also may include:

"	Collateral securing our loans may decline in value, which could increase credit losses in our loan portfolio and increase the allowance for loan losses.
"	Demand for our products and services may decline, and deposit balances may decrease making it difficult to grow assets and income.
"	The decline in the target federal funds rate could decrease yields on our assets that exceed the decline in our cost of interest-bearing liabilities, which may reduce our net interest margin.
"

The impact of the adoption of the CECL standard, which is highly dependent on unemployment rate forecasts over the life of our loans, could significantly increase the allowance for credit losses and decrease net income.

While governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth, the success of these measures is unknown and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic. Further, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business, while our participation in other measures could result in reputational harm, litigation, or regulatory and government actions, proceedings, or penalties.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, particularly in California.

Our Traditional Service Delivery Channels may be Impacted by the COVID-19 Pandemic

In light of the external COVID-19 threat, the Board of Directors and senior management are continuously monitoring the situation, providing frequent communications, and making adjustments and accommodations for both external clients and our employees.  All branches remain open to serve our customers and local communities, with modified hours and strict social distancing protocols in place as well as limiting our branches to walk-up, drive-up or appointment only customer visits. Our customers have been encouraged to utilize branch alternatives such as using our ATMs, online banking, and mobile banking application in lieu of in-branch transactions.  In addition, many employees are working remotely and travel as well as face-to-face meeting restrictions are in effect.  Further, given the increase of the risk of cybersecurity incidents during the pandemic, we have enhanced our cybersecurity protocols.  If the pandemic worsens, resurges or lasts for an extended period of time, to protect the health of the Company’s workforce and our customers, we may need to enact further precautionary measures to help minimize the risks to our employees and customers, thus potentially altering our service delivery channels and operations over a prolonged period.  These changes to our traditional service delivery channels may negatively impact our customers’ experience of banking with us, result in loss of service fees, and increase costs through equipment and services needed to support a remote workforce, and therefore negatively impact our financial condition and results of operation.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In September 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans.  The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program can be suspended at any time at Management’s discretion.  After a lengthy deferral of repurchase activity, the Company resumed share repurchases in mid-August 2019.  The following table provides information concerning the Company’s stock repurchase transactions during the first quarter of 2020:

Stock Repurchases
	January 31, 2020	February 29, 2020	March 31, 2020
Total shares repurchased	—	35,489	76,561
Average per share price	N/A	$26.74	$21.06
Number of shares purchased as part of a publicly announced plan or program	—	35,489	76,561
Maximum number of shares remaining for purchase under a plan or program	380,351	344,862	268,301

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (4)
10.2	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (5)
10.3	Split Dollar Agreement for Kenneth R. Taylor (6)
10.4	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)
10.5	401 Plus Non-Qualified Deferred Compensation Plan (6)
10.6	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.7	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.8	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.9	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.10	2007 Stock Incentive Plan (9)
10.11	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)
10.12	Salary Continuation Agreement for Kevin J. McPhaill (10)
10.13	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)
10.14	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)
10.15	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (12)
10.16	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (13)
10.17	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (13)
10.18	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (13)
10.19	2017 Stock Incentive Plan (14)
10.20	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, Kenneth Taylor, CFO, James Gardunio, Chief Credit Officer, and Michael Olague, Chief Banking Officer (15)
10.21	Employment agreement dated as of March 15, 2019 for Matthew Macia, Chief Risk Officer (16)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as Exhibit 3.1 to the Form 10‑Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020.
(3)	Filed as an Exhibit to the Form 8‑K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(4)	Filed as Exhibit 10.5 to the Form 10‑Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8‑K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.18 through 10.20, and 10.22 to the Form 10‑K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10‑Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10‑Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10‑K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.3 to the Form 8‑K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.23 to the Form 10‑K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(12)	Filed as Exhibit 10.24 to the Form 10‑Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(13)	Filed as Exhibits 10.1 through 10.3 to the Form 8‑K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Form 8‑K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(15)	Filed as Exhibits 99.1 through 99.4 to the Form 8‑K filed with the SEC on December 28, 2018 and incorporated by reference.
(16)	Filed as Exhibit 99.2 to the Form 8‑K filed with the SEC on March 18, 2019 and incorporated by reference.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 7, 2020	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 7, 2020	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer
May 7, 2020	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer