Form 10-Q
period 2020-06-30
SIERRA BANCORP
filed 2020-08-06
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 1, 2020, the registrant had 15,192,838 shares of common stock outstanding.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)	(audited)
Cash and due from banks	$88,705	$65,556
Interest-bearing deposits in banks	67,906	14,521
Total cash & cash equivalents	156,611	80,077
Securities available-for-sale	599,333	600,799
Loans and leases:
Gross loans and leases	2,212,097	1,762,565
Allowance for loan and lease losses	(13,560)	(9,923)
Deferred loan and lease (fees) costs, net	(2,617)	2,896
Net loans and leases	2,195,920	1,755,538
Foreclosed assets	2,893	800
Premises and equipment, net	27,779	27,435
Goodwill	27,357	27,357
Other intangible assets, net	4,844	5,381
Bank-owned life insurance	51,347	50,517
Other assets	43,960	45,915
Total assets	$3,110,044	$2,593,819

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$949,662	$690,950
Interest bearing	1,557,092	1,477,424
Total deposits	2,506,754	2,168,374
Repurchase agreements	41,449	25,711
Short-term borrowings	163,000	20,000
Subordinated debentures, net	35,035	34,945
Other liabilities	36,373	35,504
Total liabilities	2,782,611	2,284,534

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,192,838 and 15,284,538 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	112,645	113,179
Additional paid-in capital	3,462	3,307
Retained earnings	195,147	186,867
Accumulated other comprehensive income (loss), net	16,179	5,932
Total shareholders' equity	327,433	309,285
Total liabilities and shareholders’ equity	$3,110,044	$2,593,819

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest and dividend income
Loans and leases, including fees	$21,683	$24,010	$43,796	$47,759
Taxable securities	2,250	2,591	4,710	5,207
Tax-exempt securities	1,440	1,072	2,778	2,117
Federal funds sold and other	12	115	153	188
Total interest income	25,385	27,788	51,437	55,271
Interest expense
Deposits	893	3,093	2,727	6,048
Short-term borrowings	39	26	75	97
Subordinated debentures	311	470	706	954
Total interest expense	1,243	3,589	3,508	7,099
Net interest income	24,142	24,199	47,929	48,172
Provision for loan and lease losses	2,200	400	4,000	700
Net interest income after provision for loan losses	21,942	23,799	43,929	47,472
Non-interest income
Service charges on deposits	2,618	3,151	5,802	6,094
Other income	4,282	2,704	7,205	5,668
Total non-interest income	6,900	5,855	13,007	11,762
Other operating expense
Salaries and employee benefits	9,266	8,994	19,438	18,237
Occupancy and equipment	2,504	2,450	4,832	4,811
Other	6,263	6,212	11,581	12,461
Total other operating expense	18,033	17,656	35,851	35,509
Income before taxes	10,809	11,998	21,085	23,725
Provision for income taxes	2,506	3,169	4,975	6,001
Net income	$8,303	$8,829	$16,110	$17,724

PER SHARE DATA
Book value	$21.55	$19.36	$21.55	$19.36
Cash dividends	$0.20	$0.18	$0.40	$0.36
Earnings per share basic	$0.55	$0.58	$1.06	$1.16
Earnings per share diluted	$0.54	$0.57	$1.05	$1.15
Average shares outstanding, basic	15,191,823	15,329,907	15,226,748	15,320,784
Average shares outstanding, diluted	15,237,655	15,458,320	15,288,009	15,453,212

Total shareholder equity (in thousands)	$327,433	$296,852	$327,433	$296,852
Shares outstanding	15,192,838	15,332,550	15,192,838	15,332,550
Dividends paid (in thousands)	$3,038	$2,759	$6,097	$5,513

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$8,303	$8,829	$16,110	$17,724
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gain arising during period	4,037	9,324	14,939	15,491
Less: reclassification adjustment for (gains) losses included in net income (1)	(390)	(22)	(390)	(28)
Other comprehensive income, before tax	3,647	9,302	14,549	15,463
Income tax expense related to items of other comprehensive income, net of tax	(1,078)	(2,750)	(4,302)	(4,571)
Other comprehensive income	2,569	6,552	10,247	10,892
Comprehensive income	$10,872	$15,381	$26,357	$28,616
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest revenue. Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2020 and 2019 was $115 thousand and $7 thousand respectively. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2020 and 2019 was $115 thousand and $8 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, March 31, 2019	15,328,030	$113,001	$3,135	$170,258	$(2,326)	$284,068
Net income				8,829		8,829
Other comprehensive income, net of tax					6,552	6,552
Exercise of stock options	4,520	60	(14)			46
Stock compensation costs			116			116
Cash dividends - $0.18 per share				(2,759)		(2,759)
Balance, June 30, 2019	15,332,550	$113,061	$3,237	$176,328	$4,226	$296,852

Balance, March 31, 2020	15,190,038	$112,600	$3,367	$189,882	$13,610	$319,459
Net income				8,303		8,303
Other comprehensive income, net of tax					2,569	2,569
Exercise of stock options	2,800	45	(11)			34
Stock compensation costs			106			106
Cash dividends - $0.20 per share				(3,038)		(3,038)
Balance, June 30, 2020	15,192,838	$112,645	$3,462	$195,147	$16,179	$327,433

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2018	15,300,460	$112,507	$3,066	$164,117	$(6,666)	$273,024
Net income				17,724		17,724
Other comprehensive income, net of tax					10,892	10,892
Exercise of stock options	32,090	554	(96)			458
Stock compensation costs			267			267
Stock repurchase						—
Cash dividends - $0.36 per share				(5,513)		(5,513)
Balance, June 30, 2019	15,332,550	$113,061	$3,237	$176,328	$4,226	$296,852

Balance, December 31, 2019	15,284,538	$113,179	$3,307	$186,867	$5,932	$309,285
Net income				16,110		16,110
Other comprehensive income, net of tax					10,247	10,247
Exercise of stock options	20,350	295	(80)			215
Stock compensation costs			235			235
Stock repurchase	(112,050)	(829)		(1,733)		(2,562)
Cash dividends - $0.40 per share				(6,097)		(6,097)
Balance, June 30, 2020	15,192,838	$112,645	$3,462	$195,147	$16,179	$327,433

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(dollars in thousands, unaudited)

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$16,110	$17,724
Gain on sales of securities	(390)	(28)
Loss on disposal of fixed assets	—	28
Loss (gain) on sale on foreclosed assets	2	(37)
Writedowns on foreclosed assets	—	69
Stock compensation costs	235	267
Provision for loan and lease losses	4,000	700
Depreciation and amortization	1,540	1,496
Net amortization on securities premiums and discounts	2,227	2,107
Accretion of discounts for loans acquired and net deferred loan fees	(331)	(505)
Increase in cash surrender value of life insurance policies	(687)	(1,027)
Amortization of core deposit intangible	537	537
Increase in interest receivable and other assets	(2,241)	(1,213)
Increase (decrease) in other liabilities	869	(2,065)
Deferred income tax benefit	(230)	(27)
Increase in equity securities	(447)	(232)
Net amortization of partnership investment	571	900
Net cash provided by operating activities	21,765	18,694

Cash flows from investing activities:
Maturities and calls of securities available for sale	6,195	4,459
Proceeds from sales of securities available for sale	20,298	22,180
Purchases of securities available for sale	(59,578)	(72,330)
Principal pay downs on securities available for sale	47,263	42,288
Net purchases of FHLB stock	—	(833)
Loan originations and payments, net	(446,178)	(46,315)
Purchases of premises and equipment	(1,794)	(330)
Proceeds from sale premises and equipment	—	10
Proceeds from sales of foreclosed assets	32	7,955
Purchase of bank-owned life insurance	(182)	(292)
Liquidation of bank-owned life insurance	39	261
Net cash used in investing activities	(433,905)	(42,947)

Cash flows from financing activities:
Increase in deposits	338,380	62,758
Increase (decrease) in borrowed funds	143,000	(47,600)
Increase in repurchase agreements	15,738	7,808
Cash dividends paid	(6,097)	(5,513)
Repurchases of common stock	(2,562)	—
Stock options exercised	215	458
Net cash provided by financing activities	488,674	17,911

Increase (decrease) in cash and cash equivalents	76,534	(6,342)

Cash and cash equivalents
Beginning of period	80,077	74,132
End of period	$156,611	$67,790

Supplemental disclosure of cash flow information:
Interest paid	$3,941	$6,917
Income taxes paid	$—	$7,600
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$2,127	$27
Operating right-of-use asset pursuant to adoption on ASU 2016-02	$—	$9,712
Operating lease liability pursuant to adoption of ASU 2016-02	$—	$10,336

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of June 30, 2020, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 40 full service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, SBA loans, and mortgage warehouse lending. In addition, the bank opened a loan production office in Rocklin, CA in February 2020. The Company had total assets of $3.1 billion at June 30, 2020, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.5 billion at June 30, 2020, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2019 have been reclassified to be consistent with the reporting for 2020. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense. Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 became effective for the Company on January 1, 2020. On the effective date, institutions will apply the new accounting standard as follows: for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis. The Company adopted ASU 2016-13 on January 1, 2020, however, the Company elected under Section 4014 of the Coronavirus Aid, Relief and Economic Security (CARES) Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. Although this deferral will still require CECL to be implemented as of January 1, 2020, the Company believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. While the ultimate impact cannot be definitively determined at this time, we believe the provisions of ASU 2016-13 will have a material adverse impact on our consolidated financial statements, particularly the level of our allowance for credit losses and shareholders’ equity.

In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The amendments in this update were effective for public business entities for fiscal years beginning after December 15, 2019. In accordance with ASU 2017-04, the Company performed a qualitative analysis of goodwill during the first and second quarters of 2020, and determined that a quantitative analysis was not necessary at this time. Thus, we have not been required to record any goodwill impairment to date.

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

On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act, that passed on March 27, 2020, further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring (“TDR”) as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we are offering short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 10 for further information on non-TDR loan modifications. The Interagency Guidance and Section 4013 are expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

Note 4 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 257,789 shares that were granted under the 2007 Plan were still outstanding as of June 30, 2020 and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, although no restricted stock awards have ever been issued by the Company. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of June 30, 2020 was 551,800. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option. The Company utilizes a Black-Scholes model to determine grant date fair values. A pre-tax charge of $0.1 million was reflected in the Company’s income statement during the second quarter of 2020 and $0.1 million was charged during the second quarter of 2019, as expense related to stock options. For the first half, the charges totaled $0.2 million in 2020 and $0.3 million in 2019.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 15,191,823 weighted average shares outstanding during the second quarter of 2020 and 15,329,907 during the second quarter of 2019, while there were 15,226,748 weighted average shares outstanding during the first six months of 2020 and 15,320,784 during the first six months of 2019.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. For the second quarter of 2020, calculations under the treasury stock method resulted in the equivalent of 45,832 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 367,884 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the second quarter of 2019 the equivalent of 128,413 shares were added in calculating diluted earnings per share, while 258,202 anti-dilutive stock options were not factored into the computation. Likewise, for the first half of 2020 the equivalent of 61,261 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 336,123 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 132,428 shares and non-inclusion of 228,824 anti-dilutive options in calculating diluted earnings per share for first half of 2019.

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

	June 30, 2020	December 31, 2019
Commitments to extend credit	$449,045	$492,040
Standby letters of credit	$9,435	$8,619

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

At June 30, 2020, the Company was also utilizing a letter of credit in the amount of $105 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair value measurement and disclosure standards also establish a framework for measuring fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Further, the standards establish a fair value hierarchy that encourages an entity to maximize the use of observable inputs and limit the use of unobservable inputs when measuring fair values. The standards describe three levels of inputs that may be used to measure fair values:

●	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
●	Level 2: Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.
●	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the factors that market participants would likely consider in pricing an asset or liability.

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	June 30, 2020
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$156,611	$156,611	$—	$—	$156,611
Investment securities available for sale	599,333	—	599,333	—	599,333
Loans and leases, net held for investment	2,195,837	—	—	2,240,456	2,240,456
Collateral dependent impaired loans	83	—	83	—	83

Financial liabilities:
Deposits	2,506,754	949,662	1,557,228	—	2,506,890
Repurchase agreements	41,449	—	41,449	—	41,449
Short term borrowings	163,000	—	162,981	—	162,981
Subordinated debentures	35,035	—	24,507	—	24,507

	December 31, 2019
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$80,077	$80,076	$—	$—	$80,076
Investment securities available for sale	600,799	—	600,799	—	600,799
Loans and leases, net held for investment	1,753,846	—	—	1,761,461	1,761,461
Collateral dependent impaired loans	1,692	—	1,692	—	1,692

Financial liabilities:
Deposits	2,168,374	690,950	1,477,497	—	2,168,447
Repurchase agreements	25,711	—	25,711	—	25,711
Short term borrowings	20,000	—	2,000	—	2,000
Subordinated debentures	34,945	—	30,564	—	30,564

For financial asset categories that were carried on our balance sheet at fair value as of June 30, 2020 and December 31, 2019, the Company used the following methods and significant assumptions:

●	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities.
●	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.
●	Foreclosed assets: Repossessed real estate (known as other real estate owned, or “OREO”) and other foreclosed assets are carried at the lower of cost or fair value. Fair value is the appraised value less expected selling costs for OREO and some other assets such as mobile homes; fair values for any other foreclosed assets are

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$1,850	$—	$1,850	$—
Mortgage-backed securities	—	375,485	—	375,485	—
State and political subdivisions	—	221,998	—	221,998	—
Total available-for-sale securities	$—	$599,333	$—	$599,333	$—

	Fair Value Measurements at December 31, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$12,145	$—	$12,145	$—
Mortgage-backed securities	—	400,389	—	400,389	—
State and political subdivisions	—	188,265	—	188,265	—
Total available-for-sale securities	$—	$600,799	$—	$600,799	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

Fair Value Measurements at June 30, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	83	—	83
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	83	—	83
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total impaired loans	$—	$83	$—	$83
Foreclosed assets	$—	$2,893	$—	$2,893
Total assets measured on a nonrecurring basis	$—	$2,976	$—	$2,976

	Fair Value Measurements at December 31, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	88	—	88
Commercial real estate - non-owner occupied	—	1,605	—	1,605
Farmland	—	—	—	—
Total real estate	—	1,693	—	1,693
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total impaired loans	$—	$1,693	$—	$1,693
Foreclosed assets	$—	$800	$—	$800
Total assets measured on a nonrecurring basis	$—	$2,493	$—	$2,493

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

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$1,775	$75	$—	$1,850
Mortgage-backed securities	364,828	10,668	(11)	375,485
State and political subdivisions	209,760	12,239	(1)	221,998
Total securities	$576,363	$22,982	$(12)	$599,333

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$12,125	$124	$(104)	$12,145
Mortgage-backed securities	398,353	3,354	(1,318)	400,389
State and political subdivisions	181,900	6,478	(113)	188,265
Total securities	$592,378	$9,956	$(1,535)	$600,799

At June 30, 2020 and December 31, 2019, the Company had 7 securities and 198 securities, respectively, with gross unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	June 30, 2020
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	(3)	4,692	(8)	1,733
State and political subdivisions	(1)	1,052	—	—
Total	$(4)	$5,744	$(8)	$1,733

	December 31, 2019
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(32)	$3,240	$(72)	$2,689
Mortgage-backed securities	(494)	100,518	(824)	78,538
State and political subdivisions	(113)	19,762	—	—
Total	$(639)	$123,520	$(896)	$81,227

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Proceeds from sales, calls and maturities of securities available for sale	$24,063	$9,985	$26,493	$26,639
Gross gains on sales, calls and maturities of securities available for sale	433	33	433	127
Gross losses on sales, calls and maturities of securities available for sale	(43)	(11)	(43)	(99)
Net gains on sale of securities available for sale	$390	$$22	$390	$28

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2020 and December 31, 2019 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	June 30, 2020
	Amortized Cost	Fair Value
Maturing within one year	$4,362	$4,388
Maturing after one year through five years	7,834	8,104
Maturing after five years through ten years	29,485	30,823
Maturing after ten years	169,854	180,533
Securities not due at a single maturity date:
Mortgage-backed securities	181,945	186,880
Collateralized mortgage obligations	182,883	188,605
	$576,363	$599,333

	December 31, 2019
	Amortized Cost	Fair Value
Maturing within one year	$7,155	$7,244
Maturing after one year through five years	17,008	17,171
Maturing after five years through ten years	33,805	34,881
Maturing after ten years	136,057	141,114
Securities not due at a single maturity date:
Mortgage-backed securities	189,554	190,488
Collateralized mortgage obligations	208,799	209,901
	$592,378	$600,799

At June 30, 2020, the Company’s investment portfolio included 356 “muni” bonds issued by 298 different government municipalities and agencies located within 29 different states, with an aggregate fair value of $222 million. The largest exposure to any single municipality or agency was a combined $4.0 million (fair value) in general obligation bonds issued by the Charter Township of Washington County (MI).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	June 30, 2020		December 31, 2019
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$76,494	$81,128	$59,439	$61,519
California	27,447	29,067	23,882	25,030
Washington	23,330	25,023	23,392	24,313
Other (21 & 24 states, respectively)	53,652	56,532	49,326	50,725
Total general obligation bonds	180,923	191,750	156,039	161,587

Revenue bonds
State of issuance
Texas	7,053	7,452	6,035	6,298
Washington	2,256	2,377	1,737	1,856
California	364	382	365	380
Other (15 & 13 states, respectively)	19,164	20,037	17,724	18,144
Total revenue bonds	28,837	30,248	25,861	26,678
Total obligations of states and political subdivisions	$209,760	$221,998	$181,900	$188,265

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	June 30, 2020		December 31, 2019
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$10,363	$10,949	$7,515	$7,775
Sewer	5,219	5,408	4,760	4,811
Sales tax	3,572	3,743	1,949	1,995
Lease	2,773	2,864	3,596	3,678
Charter school aid	1,565	1,689	1,232	1,290
Other (8 and 8 sources, respectively)	5,345	5,595	6,809	7,129
Total revenue bonds	$28,837	$30,248	$25,861	$26,678

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

As of June 30, 2020, our total LIHTC investment book balance was $3.8 million, which includes $0.2 million in remaining commitments for additional capital contributions. There were $0.3 million in tax credits derived from our LIHTC investments that were recognized during the six months ended June 30, 2020, and amortization expense of $0.3 million associated with those investments was netted against pre-tax noninterest income for the same time period. The Company also recognized a $0.7 million gain during the same period for the sale of a single fund property that was at the end of its tax credit life. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

Note 10 – Credit Quality and Nonperforming Assets

Credit Quality Classifications

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, substandard and impaired to characterize the associated credit risk. Balances classified as “loss” are immediately charged off. The Company conforms to the following definitions for its risk classifications:

●	Pass: Larger non-homogeneous loans not meeting the risk rating definitions below, and smaller homogeneous loans that are not assessed on an individual basis.
●	Special mention: Loans which have potential issues that deserve the close attention of Management. If left uncorrected, those potential weaknesses could eventually diminish the prospects for full repayment of principal and interest according to the contractual terms of the loan agreement, or could result in deterioration of the Company’s credit position at some future date.
●	Substandard: Loans that have at least one clear and well-defined weakness that could jeopardize the ultimate recoverability of all principal and interest, such as a borrower displaying a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources or an otherwise deteriorated financial condition.
●	Impaired: A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include all nonperforming loans and restructured troubled debt (“TDRs”). A TDR may be nonperforming or performing, depending on its accrual status and the demonstrated ability of the borrower to comply with restructured terms (see “Troubled Debt Restructurings” section below for additional information on TDRs).

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	June 30, 2020
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$89,225	$—	$—	$—	$89,225
Other construction/land	87,747	2,227	—	571	90,545
1-4 family - closed end	172,085	1,635	146	4,205	178,071
Equity lines	38,147	1,955	60	4,156	44,318
Multi-family residential	55,577	—	—	344	55,921
Commercial real estate - owner occupied	304,684	3,444	3,068	2,667	313,863
Commercial real estate - non-owner occupied	689,589	511	565	627	691,292
Farmland	132,584	1,040	128	702	134,454
Total real estate	1,569,638	10,812	3,967	13,272	1,597,689

Agricultural	48,356	159	—	2	48,516
Commercial and industrial	208,434	11,213	471	1,383	221,502
Mortgage warehouse	338,124	—	—	—	338,124
Consumer loans	5,834	54	34	344	6,266
Total gross loans and leases	$2,170,386	$22,238	$4,472	$15,001	$2,212,097

	December 31, 2019
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$105,979	$—	$—	$—	$105,979
Other construction/land	90,761	98	—	554	91,413
1-4 family - closed end	194,572	2,425	164	3,020	200,181
Equity lines	43,111	1,995	72	4,421	49,599
Multi-family residential	54,104	—	—	353	54,457
Commercial real estate - owner occupied	334,460	4,005	3,384	2,034	343,883
Commercial real estate - non-owner occupied	409,289	1,164	11	2,105	412,569
Farmland	142,594	1,048	132	259	144,033
Total real estate	1,374,870	10,735	3,763	12,746	1,402,114

Agricultural	47,814	217	—	5	48,036
Commercial and industrial	100,584	13,415	556	977	115,532
Mortgage warehouse	189,103	—	—	—	189,103
Consumer loans	7,245	85	25	425	7,780
Total gross loans and leases	$1,719,616	$24,452	$4,344	$14,153	$1,762,565

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets. The Company’s foreclosed assets can include mobile homes and/or OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale. Foreclosed assets totaled $2.9 million at June 30, 2020, and $0.8 million at December 31, 2019. Gross nonperforming loans totaled $5.8 million at June 30, 2020 and $5.7 million at December 31, 2019. Loans and leases are classified as nonperforming when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest. At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection.

Not included in past due and nonperforming assets are loan modifications executed under Section 4013 of the CARES Act. There were 313 customers, for a total of $386.2 million, with payment deferrals under these loan modifications. Approximately $4.9 million in accrued interest has been recognized but not collected on these loans.

An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	June 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$89,225	$89,225	$—
Other construction/land	—	—	—	—	90,545	90,545	4
1-4 family - closed end	11	684	409	1,104	176,967	178,071	843
Equity lines	84	1,120	349	1,553	42,765	44,318	626
Multi-family residential	—	—	—	—	55,921	55,921	—
Commercial real estate - owner occupied	—	—	989	989	312,874	313,863	1,909
Commercial real estate - non-owner occupied	—	—	628	628	690,664	691,292	627
Farmland	128	—	684	812	133,642	134,454	702
Total real estate	223	1,804	3,059	5,086	1,592,603	1,597,689	4,711

Agricultural	—	—	—	—	48,516	48,516	—
Commercial and industrial	337	16	772	1,125	220,377	221,502	1,086
Mortgage warehouse lines	—	—	—	—	338,124	338,124	—
Consumer	4	32	—	36	6,230	6,266	11
Total gross loans and leases	$564	$1,852	$3,831	$6,247	$2,205,850	$2,212,097	$5,808
(1)	As of June 30, 2020 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Loan Portfolio Aging

(dollars in thousands, unaudited)

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$105,979	$105,979	$—
Other construction/land	16	—	—	16	91,397	91,413	31
1-4 family - closed end	485	380	659	1,524	198,657	200,181	741
Equity lines	177	10	78	265	49,334	49,599	480
Multi-family residential	—	—	—	—	54,457	54,457	—
Commercial real estate - owner occupied	1,552	—	88	1,640	342,243	343,883	1,440
Commercial real estate - non-owner occupied	500	—	1,605	2,105	410,464	412,569	2,105
Farmland	—	—	—	—	144,033	144,033	258
Total real estate	2,730	390	2,430	5,550	1,396,564	1,402,114	5,055

Agricultural	—	—	—	—	48,036	48,036	—
Commercial and industrial	160	215	—	375	115,157	115,532	651
Mortgage warehouse lines	—	—	—	—	189,103	189,103	—
Consumer	55	12	2	69	7,711	7,780	31
Total gross loans and leases	$2,945	$617	$2,432	$5,994	$1,756,571	$1,762,565	$5,737
(1)	As of December 31, 2019 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR) if the modification constitutes a concession, excluding loan modifications that are COVID-19 related and made in accordance with the interagency guidance and the CARES Act as described in Note 3, above. At June 30, 2020, the Company had a total of $10 million in TDRs, including $0.8 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended June 30, 2020
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$85	$—	$—	$—	$85
1-4 family - closed-end	—	1,325	—	—	—	1,325
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	178	—	—	—	178
Farmland	—	—	—	—	—	—
Total real estate loans	—	1,588	—	—	—	1,588
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	28	—	—	—	28
Consumer loans	—	—	—	—	—	—
Total	$—	$1,616	$—	$—	$—	$1,616

	Three months ended June 30, 2019
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	244	—	—	—	244
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	244	—	—	—	244
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	22	—	52	—	74
Consumer loans	—	—	—	50	—	50
Total	$—	$266	$—	$102	$—	$368

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Six months ended June 30, 2020
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:						$
Other construction/land	$—	$85	$—	$—	$—		85
1-4 family - closed-end	—	1,325	—	—	—		1,325
Equity lines	—	—	—	—	—		—
Multi-family residential	—	—	—	—	—		—
Commercial real estate - owner occupied	—	178	—	—	338		516
Farmland	—	—	—	—	—		—
Total real estate loans	—	1,588	—	—	338		1,926
Agricultural	—	—	—	—			—
Commercial and industrial	—	28	—	—	—		28
Consumer loans	—	—	—	—	—		—
Total	$—	$1,616	$—	$—	$338		$1,954

	Six months ended June 30, 2019
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	344	—	—	—	344
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	344	—	—	—	344
Agricultural	—	—	—	—		—
Commercial and industrial	94	22	—	52	—	168
Consumer loans	—	9	—	50	—	59
Total	$94	$375	$—	$102	$—	$571

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended June 30, 2020
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	1	$86	$85	$40	$41
1-4 family - closed-end	1	1,325	1,325	10	17
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	178	178	8	9
Farmland	0	—	—	—	—
Total real estate loans		1,589	1,588	58	67

Agricultural	0	—	—	—	—
Commercial and industrial	1	28	28	1	2
Consumer loans	0	—	—	—	—
Total		$1,617	$1,616	$59	$69
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended June 30, 2019
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾		Reserve
Real estate:
Other construction/land	0	$—	$—		$—	$—
1-4 family - closed-end	0	—	—		—	—
Equity lines	1	244	244		—	1
Multi-family residential	0	—	—		—	—
Commercial real estate - owner occupied	0	—	—		—	—
Farmland	0	—	—		—	—
Total real estate loans		244	244		—	1

Agricultural	0	—	—		—	—
Commercial and industrial	2	74	74		—	45
Consumer loans	1	50	50		(45)	2
Total		$368	$368	$	$(45)	$48
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Six months ended June 30, 2020
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	1	$86	$85	$40	$41
1-4 family - closed-end	1	1,325	1,325	10	17
Equity lines	0	`	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	2	516	516	8	9
Farmland	0	—	—	—	—
Total real estate loans		1,927	1,926	58	67

Agricultural	0	—	—	—	—
Commercial and industrial	1	28	28	1	2
Consumer loans	0	—	—	—	—
Total		$1,955	$1,954	$59	$69
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Six months ended June 30, 2019
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾		Reserve
Real estate:
Other construction/land	0	$—	$—		$—	$—
1-4 family - closed-end	0	—	—		—	—
Equity lines	2	344	344		—	1
Multi-family residential	0	—	—		—	—
Commercial real estate - owner occupied	0	—	—		—	—
Farmland	0	—	—		—	—
Total real estate loans		344	344		—	1

Agricultural	0	—	—		—	—
Commercial and industrial	4	168	168		(20)	46
Consumer loans	2	59	59		(47)	3
Total		$571	$571	$	$(67)	$50
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The Company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the six-month periods ended June 30, 2020 and 2019.

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

Our acquisition of Santa Clara Valley Bank in 2014 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	June 30, 2020
	Unpaid Principal Balance	Carrying Value
Real estate secured	$83	$83
Total purchased credit impaired loans	$83	$$83

	December 31, 2019
	Unpaid Principal Balance	Carrying Value
Real estate secured	$88	$—
Total purchased credit impaired loans	$—	$—

There was no allowance for loan losses allocated for PCI loans as of June 30, 2020, however, an allowance totaling $0.1 million was allocated for PCI loans as of December 31, 2019. There was no discount accretion recorded on PCI loans during the six months ended June 30, 2020.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $0.7 million at June 30, 2020 and $0.6 million at December 31, 2019.

Impaired Loans

(dollars in thousands, unaudited)

	June 30, 2020
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$690	571	173	586	21
1-4 family - closed-end	3,379	3,379	71	3,406	58
Equity lines	3,909	3,856	317	3,971	69
Multi-family residential	344	344	18	347	12
Commercial real estate- owner occupied	757	757	11	763	18
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	237	237	3	237	—
Total real estate	9,316	9,144	593	9,310	178
Agricultural	2	2	—	4	—
Commercial and industrial	1,282	1,262	671	1,297	9
Consumer loans	382	344	95	361	15
Subtotal	10,982	10,752	1,359	10,972	202
With no related allowance recorded
Real estate:
Other construction/land	—	—	—	—	1
1-4 family - closed-end	826	826	—	845	—
Equity lines	300	300	—	304	2
Commercial real estate- owner occupied	2,029	1,910	—	1,937	—
Commercial real estate- non-owner occupied	627	627	—	634	—
Farmland	465	465	—	467	—
Total real estate	4,247	4,128	—	4,187	3
Agricultural	—	—	—	—	—
Commercial and industrial	142	121	—	206	—
Consumer loans	9	—	—	1	—
Subtotal	4,398	4,249	—	4,394	3
Total	$15,380	$15,001	$1,359	$15,366	$205
(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans

(dollars in thousands, unaudited)

	December 31, 2019
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$656	$537	$157	$563	$32
1-4 family - closed-end	2,298	2,298	58	2,365	146
Equity lines	4,173	4,120	252	4,185	200
Multi-family residential	353	353	17	361	23
Commercial real estate- owner occupied	593	593	6	606	38
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	237	237	3	256	—
Total real estate	8,310	8,138	493	8,336	439
Agricultural	5	5	1	6	—
Commercial and industrial	915	896	219	1,140	29
Consumer loans	464	425	114	469	35
Subtotal	9,694	9,464	827	9,951	503
With no related allowance recorded
Real estate:
1-4 family - closed-end	$755	$722	$—	$726	$—
Equity lines	326	301	—	310	5
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	1,560	1,440	—	1,477	—
Commercial real estate- non-owner occupied	3,295	2,105	—	3,267	—
Farmland	22	22	—	25	—
Total real estate	6,010	4,607	—	6,382	9
Agricultural	—	—	—	—	—
Commercial and industrial	102	81	—	162	—
Consumer loans	9	—	—	140	15
Subtotal	6,121	4,688	—	6,684	24
Total	$15,815	$14,152	$827	$16,635	$527
(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within

30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired, and current appraisals were available or in process for 59% of the Company’s impaired real estate loan balances at June 30, 2020. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $12.2 million at June 30, 2020.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended June 30, 2020, although as outlined in Note 3 to the consolidated financial statements we will substantially update our methodology upon the implementation of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update ASU 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326) when the earlier of the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. Moreover, we will continue to enhance our methodology as needed in order to comply with regulatory and accounting requirements, keep pace with the size and complexity of our loan and lease portfolio, and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the FDIC and the California Department of Business Oversight (DBO) review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes deferring the implementation of “CECL” and continuing with the current incurred loss methodology is appropriate given the impact of the economic uncertainty surrounding COVID-19 and related governmental and regulatory actions taken in response thereto, such as the stimulus provisions of the CARES Act.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended June 30, 2020
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance	$7,315	$235	$2,754	$1,137	$12	$11,453
Charge-offs	—	—	(67)	(286)	—	(353)
Recoveries	3	—	20	237	—	260
Provision	1,532	(3)	908	(239)	2	2,200
Ending balance	$8,850	$232	$3,615	$849	$14	$13,560

	Six months ended June 30, 2020
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Charge-offs	—	—	(92)	(903)	—	(995)
Recoveries	74	—	48	510	—	632
Provision	3,141	39	974	(36)	(118)	4,000
Ending balance	$8,850	$232	$3,615	$849	$14	$13,560
Reserves:
Specific	$593	$—	$671	$95	$—	$1,359
General	8,257	232	2,944	754	14	12,201
Ending balance	$8,850	$232	$3,615	$849	$14	$13,560
Loans evaluated for impairment:
Individually	$13,272	$2	$1,383	$344	$—	$15,001
Collectively	1,584,417	48,514	558,243	5,922	—	2,197,096
Ending balance	$1,597,689	$48,516	$559,626	$6,266	$—	$2,212,097

	Year ended December 31, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,831	$256	$2,394	$1,239	$30	$9,750
Charge-offs	(1,190)	—	(1,274)	(2,409)	—	(4,873)
Recoveries	647	—	690	1,159	—	2,496
Provision	347	(63)	875	1,289	102	2,550
Ending balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Reserves:
Specific	$493	$1	$219	$114	$—	$827
General	5,142	192	2,466	1,164	132	9,096
Ending balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Loans evaluated for impairment:
Individually	$12,746	$5	$977	$425	$—	$14,153
Collectively	1,389,368	48,031	303,658	7,355	—	1,748,412
Ending balance	$1,402,114	$48,036	$304,635	$7,780	$—	$1,762,565
(1)	Includes mortgage warehouse lines.

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended June 30, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,094	$219	$1,914	$1,129	$82	$9,438
Charge-offs	—	—	(254)	(562)	—	(816)
Recoveries	153	—	431	277	—	861
Provision	(278)	(18)	478	288	(70)	400
Ending balance	$5,969	$201	$2,569	$1,132	$12	$9,883

	Six months ended June 30, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,831	$256	$2,394	$1,239	$30	$9,750
Charge-offs	—	—	(832)	(1,114)	—	(1,946)
Recoveries	329	—	472	578	—	1,379
Provision	(191)	(55)	535	429	(18)	700
Ending balance	$5,969	$201	$2,569	$1,132	$12	$9,883
Reserves:
Specific	$881	$1	$303	$137	$—	$1,322
General	5,088	200	2,266	995	12	8,561
Ending balance	$5,969	$201	$2,569	$1,132	$12	$9,883
Loans evaluated for impairment:
Individually	$11,751	$6	$837	$772	$—	$13,366
Collectively	1,426,425	51,503	279,091	7,514	—	1,764,533
Ending balance	$1,438,176	$51,509	$279,928	$8,286	$—	$1,777,899
(1)	Includes mortgage warehouse lines.

Note 12 – Operating Leases

We lease space under non-cancelable operating leases for 21 branch locations, three off-site ATM locations, one administrative building, one loan production office and a warehouse. Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs). Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component, but are separately accounted for in occupancy expense. The Company recognized lease expense of $1.1 million for both six-month periods ended June 30, 2020 and 2019. Most leases include one or more renewal options available to exercise. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the six months ended June 30, 2020.

At June 30, 2020, the Company’s right-of-use assets and operating lease liabilities were $7.5 million and $8.0 million, respectively. The weighted average remaining lease term for the lease liabilities was 7.0 years, and the weighted average discount rate of remaining payments was 5.5 percent. There were no lease liabilities from new right-of-use assets obtained during the six months ended June 30, 2020. Cash paid on operating leases was $0.9 million for the six months ended June 30, 2020.

Maturities of our lease liabilities for all operating leases are as follows (dollars in thousands, unaudited):

June 30, 2020
2020 (1)	$1,120
2021	2,020
2022	1,571
2023	1,113
2024	749
Thereafter	3,196
Total	9,769
Less: present value discount	(1,744)
Lease liability (2)	$8,025
(1)	Contractual maturities for the six months remaining in 2020.
(2)	Lease liability is included in other liabilities.

The following table presents the future minimum rental payments under leases with terms in excess of one year as of December 31, 2019 presented in accordance with ASC Topic 840, “Leases”:

December 31, 2019
2020	$2,235
2021	2,023
2022	1,574
2023	1,113
2024	749
Thereafter	3,196
Total undiscounted lease payments	$10,890

Note 13 – Revenue Recognition.

The Company utilizes the guidance found in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), when accounting for certain noninterest income. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sufficient information should be provided to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s revenue streams that are within the scope of and accounted for under Topic 606 include service charges on deposit accounts, debit card interchange fees, and fees levied for other services the Company provides its customers. The guidance does not apply to revenue associated with financial instruments such as loans and investments, and other noninterest income such as loan servicing fees and earnings on bank-owned life insurance, which are accounted for on an accrual basis under other provisions of GAAP. In total, approximately 37.1% and 29.6% of the Company’s noninterest revenue was outside of the scope of the ASC 606 for the three- and six-month periods ended June 30, 2020, respectively.

All of the company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income, except for gains on the sale of OREO which is classified as non-interest expense. The following table presents the Company’s sources of noninterest income for the three- and six-month periods ended June 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Non-interest income
Service charges on deposits
Returned item and overdraft fees	$962	$1,657	$2,626	$3,223
Other service charges on deposits	1,656	1,494	3,176	2,871
Debit card interchange income	1,723	1,687	3,355	3,200
Loss on limited partnerships(1)	(158)	(450)	(315)	(900)
Dividends on equity investments(1)	139	175	333	406
Unrealized gains recognized on equity investments(1)	—	232	447	232
Net gains on sale of securities(1)	390	22	390	28
Other(1)	2,188	1,038	2,995	2,702
Total non-interest income	$6,900	$5,855	$13,007	$11,762

Non-interest expense
Salaries and employee benefits (1)	$9,266	$8,994	$19,438	$18,237
Occupancy expense (1)	2,504	2,450	4,832	4,811
Gain on sale of OREO	—	(21)	2	(37)
Other (1)	6,263	6,233	11,579	12,498
Total non-interest expense	$18,033	$17,656	$35,851	$35,509
(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

With regard to noninterest income associated with customer contracts, the Company has determined that transaction prices are fixed, and performance obligations are satisfied as services are rendered, thus there is little or no judgment involved in the timing of revenue recognition under contracts that are within the scope of ASC 606.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to, the risk of unfavorable economic conditions in the Company’s market areas; risks associated with the current national emergency with respect to COVID-19 including the impact that national, state, and local responses, including any stimulus or relief efforts, have on customers’ ability to repay loans; the ability for the Company to serve its customers with modified branch operations as well as social distancing guidelines and mandates under state and local stay-at-home orders; risks associated with fluctuations in interest rates or a sustained low interest rate environment; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of acquisitions or branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject. Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2019 and in Item 1A, herein.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2020 compared to Second Quarter 2019

Second Quarter 2020 net income was $8.3 million, or $0.54 per diluted share, compared to $8.8 million, or $0.57 per diluted share in the second quarter of 2019. The Company’s annualized return on average equity was 10.30% and annualized return on average assets was 1.19% for the quarter ended June 30, 2020, compared to 12.27% and 1.39%, respectively, for the same quarter in 2019. The primary drivers behind the variance in second quarter net income are as follows:

●	The Company’s provision for loan and lease losses was $2.2 million in the second quarter of 2020 relative to $0.4 million in the same quarter of 2019. The $1.8 million increase in provision for loan and lease losses is due mostly to the estimated impact that COVID-19 will have on the economy and our loan customers. Management adjusted its qualitative risk factors under our current incurred loss model for economic conditions, changes in the mix of the portfolio due to loans subject to a payment deferral, potential changes in collateral values due to reduced cash flows, and external factors such as government actions. In particular, the uncertainty regarding our customers' ability to repay loans could be adversely impacted by COVID-19 given higher unemployment rates, requests for payment deferrals, temporary business shut-downs, and reduced consumer and business spending.
●	Overall net interest income remained relatively unchanged as declines in loan yields were mostly offset by higher balances and lower interest expense.
●	The $1.0 million favorable increase in noninterest income is due to a $0.7 million gain from the termination of a low-income housing tax credit fund investment, a $0.5 million increase in bank-owned life insurance (BOLI) income, and a $0.4 million gain from the sale of debt securities. These increases were partially offset by a $0.5 million decline in customer service charges.
●	Noninterest expense increased by $0.4 million, or 2%, due mostly to higher deferred compensation expense.

First Half 2020 compared to First Half 2019

Net income for the first half of 2020 was $16.1 million, or $1.05 per diluted share, compared to $17.7 million, or $1.15 per diluted share for the first half of 2019. The Company’s annualized return on average equity was 10.14% and annualized return on average assets was 1.21% for the six months ended June 30, 2020, compared to a return on equity of 12.62% and return on assets of 1.41% for the six months ended June 30, 2019. The primary drivers behind the variance in year-to-date net income are as follows:

●	The Company’s provision for loan and lease losses was $4.0 million in the first half of 2020 relative to $0.7 million for the first half of 2019, for the same reasons outlined above in the quarterly comparison.
●	Net interest income was down by $0.2 million or 1% due to the negative impact of a 28 basis point decrease in net interest margin.
●	Noninterest income increased by $1.2 million, or 11%, due mostly to the changes described above.
●	Noninterest expense increased by $0.3 million or 1% primarily from increases in salaries and benefits but mitigated somewhat by decreases in FDIC assessments, directors deferred compensation expense and internal review costs.

FINANCIAL CONDITION SUMMARY

June 30, 2020 relative to December 31, 2019

The Company’s assets totaled $3.1 billion at June 30, 2020 relative to $2.6 billion at December 31, 2019. The following provides a summary of key balance sheet changes during the first six months of 2020:

●	The Company’s balance of cash and due from banks was up by $76.5 million, or 96% from December 31, 2019, due to borrowing additional cash on June 30, 2020, for expected mortgage warehouse line utilization.
●	Securities available-for-sale were $599.3 million at June 30, 2020, a decrease of $1.5 million, or less than 1% from December 31, 2019. We sold approximately $20.3 million in certain debt securities during the first half of 2020 as an effort to restructure the portfolio, selling smaller-balance or variable rate SBA and FNMA bonds, as well as certain municipal securities with potential higher credit risk. These sales and normal principal paydowns were mostly offset by bond purchases and increases in unrealized fair value of the bond portfolio.
●	Net loans and leases increased $440.4 million, or 25%, during the first half of 2020 to $2.2 billion at June 30, 2020, due to a $205.2 million increase in non-agricultural real estate loans, $149.0 million increase in mortgage warehouse line utilization, and a $106.0 million increase in commercial and industrial loans due mostly to new SBA Paycheck Protection Program (PPP) loans.
●	Nonperforming assets increased $2.2 million, to $8.7 million during the first half of 2020. This increase was mostly due to $2.1 million in new foreclosed assets, from one commercial real estate credit. The single loan which moved to other real estate owned during the first six months of 2020, has a pending sale contract.
●	Total deposits reflected growth of $338.4 million, or 16%, during the first half 2020. Non-maturity deposits increased by $409.1 million or 25%, while customer time deposits declined by $30.8 million or 7%. Wholesale brokered deposits decreased by $40.0 million to $10.0 million. Noninterest bearing deposits as a percent of total deposits was 37.9% at June 30, 2020, as compared to 31.9% at December 31, 2019.
●	Short-term borrowings increased by $143.0 million to $163.0 million at June 30, 2020. This increase was due to additional Federal Home Loan Bank (FHLB) overnight borrowings to fund expected increases in our mortgage warehouse line utilization at June 30, 2020. $10.0 million of these FHLB advances were “interest-free”, given to all member banks as part of the FHLB’s “Zero Interest Recovery Advance” program to provide immediate relief to property owners, businesses, and other customers struggling with the financial impacts of the pandemic.

●	Total shareholders’ equity of $327.4 million at June 30, 2020 reflects an increase of $18.1 million, or 6%, relative to year-end 2019 due to capital from the addition of net income, a $10.2 million favorable swing in accumulated other comprehensive income/loss, stock options exercised, net of $6.1 million in dividends paid and $2.6 million in stock repurchases prior to March 15, 2020.

IMPACT OF CORONAVIRUS DISEASE 2019 (COVID-19) PANDEMIC ON THE COMPANY’S OPERATIONS

Overview

On January 31, 2020, the United States Department of Health and Human Services declared a public health emergency with respect to the Coronavirus Disease 2019 (COVID-19). Subsequent to this date, federal, state, and local governmental agencies, regulatory agencies, and the Federal Reserve Board took actions impacting the Company including these more significant items:

●	On March 3, 2020, the Federal Open Market Committee (FOMC) of the Federal Reserve Board lowered the federal funds rate by 50 basis points in its first emergency move since October 2008.
●	On March 4, 2020, the Governor of the state of California declared a state of emergency to help make additional resources available and formalize emergency actions to address COVID-19.
●	On March 6, 2020, the Federal Financial Institutions Examination Council (FFIEC) issued guidance to financial institutions reminding them to include pandemic planning in business continuity plans.
●	Starting on March 9, 2020, the Board of Governors of the Federal Reserve System, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, National Credit Union Administration, Office of the

Comptroller of the Currency, and Conference of State Bank Supervisors began issuing various Interagency Guidance Statements to encourage financial institutions to meet the financial needs of customers affected by the Coronavirus.
●	On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.
●	On March 15, 2020, the FOMC of the Federal Reserve Board lowered the federal funds rate by 100 basis points in its second emergency move in two weeks, this time on a Sunday. In addition, the FOMC announced that it would let banks borrow from the discount window for up to 90 days, reduced the reserve requirement ratios to zero percent, united with five other central banks to ensure dollars are available via swap lines, and increased bond holdings by at least $700 billion.
●	Effective March 20, 2020, the state of California ordered the closure of all non-essential workplaces, restricting non-essential travel, and ordering a state-wide shelter-in-place order. This was followed by extensions of these orders in April and many local municipalities in which the Company operates issued orders mandating additional requirements to protect their citizens. Although many counties in California began phased reopening plans, due to recent increases in cases effective July 13, 2020, the Governor ordered that dine-in restaurants, wineries and tasting rooms, movie theaters, family entertainment centers, zoos and museums, and cardrooms immediately close all indoor operations. Further limitations apply to counties that have been on County Monitoring List for 3 consecutive days.
●	On March 22, 2020, the federal financial institution regulatory agencies (the agencies) issued guidance to financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (TDRs). The guidance was subsequently modified on April 7, 2020 to conform with Section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act.
●	On March 27, 2020, the CARES Act was enacted by Congress and signed into law by the President to address the impact of the COVID-19 on the economy. Among other things, the CARES Act provided banking institutions with the option of deferring the implementation of the Current Expected Credit Loss (“CECL”) accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326) until later in 2020; confirmed that certain loan modifications would not be treated as a TDR; authorized the Small Business Administration to create the Paycheck Protection Program (PPP) which allows banking institutions to offer a certain amount of forgivable loans to primarily assist with funding payroll for small businesses; and provides a temporary reduction to the minimum ratio under the Community Bank Leverage Ratio framework.

Impact of COVID-19 on the Company’s Operations

●	The Company has not yet experienced any increase in classified assets or nonperforming assets as a result of COVID-19. Further, we have not experienced any charge-offs as a result of COVID-19. However, the Company has taken actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA Paycheck Protection Program (PPP) loans. For further information on the principal and interest deferrals, please see the “Nonperforming Assets” section below. However, the change in economic conditions had a material impact on our provision for loan and lease losses. The Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. Although this deferral will still require CECL to be implemented as of January 1, 2020, the Company believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. The most significant unknown factor is how long economic activity will be impacted by COVID-19, and in turn how deeply that will impact the markets in which we operate. Therefore, more time is needed to assess the impact of this economic uncertainty and related actions taken such as the stimulus provisions of the CARES Act on the Company’s allowance for loan and lease losses under the CECL methodology. It is anticipated that if economic conditions do not improve, in future quarters of 2020, the provision for loan and lease losses could be at the same or higher level as that booked in the first half of 2020.

●	In addition to the expected increase in provision for loan losses, the Company expects that net interest income will be reduced due to a lower net interest margin as a result of the FOMC’s emergency rate cuts in March 2020. For example, our net interest margin for the six months ended June 30, 2020, was 3.97%, compared to a net interest margin of 4.25% for the same period in 2019. New loans booked in 2020 will be at lower rates and although deposit costs will also decline, deposit costs were already low or at their floors prior to these interest rate cuts. Further, it is expected that the stay-at-home order and record unemployment resulting from the COVID-19 pandemic will reduce consumer spending which will reduce our fee income, primarily from debit and credit card interchange fees. It’s also expected that the Company will offer concessions or certain fee waivers to consumers adversely affected by COVID-19. These actions will likely result in lower deposit service charge income in future periods as compared to 2019.
●	The COVID-19 pandemic has not adversely affected our capital or financial resources. During the first half of 2020, total shareholders’ equity increased by $18.1 million, or 6%, to $327.4 million. The largest component of this was a $10.2 million increase in accumulated other comprehensive income as a result of increases in the value of our investment portfolio due to lower interest rates. If interest rates rise, this component of equity would be expected to decline. In addition, the Company earned $16.1 million in net income in the first half of 2020 and paid dividends of $6.1 million. The Company also declared a twenty cent per share dividend to be paid on August 13, 2020. Although presently not expected, if the Company were to incur significant credit losses as a result of COVID-19’s impact on our customers’ ability to repay loans, capital could be adversely impacted. With respect to liquidity, the Company maintains strong primary and secondary liquidity sources as further described under “Liquidity and Market Risk Management” below.
●	While we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet, this could change in future periods. Certain valuation assumptions and judgments continue to change to account for pandemic-related circumstances such as widening credit spreads. However, we do not anticipate any significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of June 30, 2020, our goodwill was not impaired. The Company performed a qualitative assessment of its goodwill during the first and second quarters of 2020 and concluded that it was not more likely than not that a goodwill impairment exists. The Company will continue to monitor its goodwill recorded on the balance sheet for potential impairment. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At June 30, 2020, we had goodwill of $27.4 million which represented 8% of total equity.
●	The Company continues to serve its customers. Out of our 40 branch locations, five are open with limited lobby hours, while 12 branches have limited lobby hours and a drive-up or walk-up facility. 19 branches are open for drive-up or walk-up only and four branches are currently closed except by appointment. 56% of our back-office and corporate employees are working remotely and it has not adversely affected our operations. In addition, none of our internal controls have changed or are expected to change as a result of the remote work arrangements other than the use of remote approvals. The Company is prepared to continue operating in this manner until it is safe to begin bringing those working remotely back to our corporate offices and branches.
●	To date, the Company did not experience any challenges in implementing its business continuity plans. The Company’s Risk Management team began preparing in late January and early February with ordering of supplies such as hand sanitizer, masks and cleaning supplies, as well as laptops for those who did not have one. This enabled the Company to immediately communicate and implement plans to continue operations in our banking facilities while enabling those non-customer facing employees to immediately begin working remotely. The Company did not face any material resource constraints in implementing these plans.
●	As a financial institution providing essential services, the Company expects continued demand for loans and deposits. As described above, it is expected that certain services may see declines in demand such as debit and credit card interchange given lower consumer spending. While overall net income is expected to decline, it presently is more a function of the interest rate environment than a change in overall demand for loan and deposit products.

●	The Company loosened its vacation and sick-time policies to accommodate our employees who were affected by COVID-19. The Company has not had any temporary or permanent reductions in staff as a result of COVID-19.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was relatively unchanged at $24.1 million for the second quarter of 2020, as compared to the second quarter of 2019 and decreased by $0.2 million, or 1% to $47.9 million for the first six months of 2020 in comparison to the first six months of 2019. The slight decrease in net interest income for the first six months of 2020 as compared to the same period in 2019 is due to a lower net interest margin, partially offset by an increase in average earning assets. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	June 30, 2020			June 30, 2019
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$53,209	$12	0.09%	$18,795	$115	2.45%
Taxable	403,517	2,250	2.24%	425,498	2,591	2.44%
Non-taxable	216,746	1,440	3.38%	149,555	1,072	3.64%
Total investments	673,472	3,702	2.44%	593,848	3,778	2.74%

Loans and leases:(3)
Real estate	1,477,380	18,355	5.00%	1,459,871	20,098	5.52%
Agricultural	47,806	452	3.80%	51,285	793	6.20%
Commercial	170,876	1,080	2.54%	120,081	1,537	5.13%
Consumer	6,667	225	13.57%	8,661	292	13.52%
Mortgage warehouse lines	206,669	1,532	2.98%	98,249	1,239	5.06%
Other	2,811	39	5.58%	3,426	51	5.97%
Total loans and leases	1,912,209	21,683	4.56%	1,741,573	24,010	5.53%
Total interest earning assets (4)	2,585,681	25,385	4.01%	2,335,421	27,788	4.82%
Other earning assets	13,190			12,505
Non-earning assets	207,623			204,491
Total assets	$2,806,494			$2,552,417
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$134,159	$71	0.21%	$120,018	$88	0.29%
NOW	481,679	83	0.07%	437,040	134	0.12%
Savings accounts	327,833	46	0.06%	289,767	77	0.11%
Money market	125,594	31	0.10%	123,482	43	0.14%
Certificates of deposit, under $100,000	77,888	71	0.37%	90,258	289	1.28%
Certificates of deposit, $100,000 or more	364,874	554	0.61%	399,228	2,178	2.19%
Brokered deposits	19,890	37	0.75%	47,890	284	2.38%
Total interest bearing deposits	1,531,917	893	0.23%	1,507,683	3,093	0.82%
Borrowed funds:
Federal funds purchased	3	—	—	3	—	—
Repurchase agreements	34,217	34	0.40%	21,698	21	0.39%
Short term borrowings	11,716	5	0.17%	845	5	2.37%
TRUPS	35,009	311	3.57%	34,830	470	5.41%
Total borrowed funds	80,945	350	1.74%	57,376	496	3.47%
Total interest bearing liabilities	1,612,862	1,243	0.31%	1,565,059	3,589	0.92%
Demand deposits - non-interest bearing	830,333			655,136
Other liabilities	39,155			43,550
Shareholders' equity	324,144			288,672
Total liabilities and shareholders' equity	$2,806,494			$2,552,417
Interest income/interest earning assets			4.01%			4.82%
Interest expense/interest earning assets			0.20%			0.61%
Net interest income and margin(5)		$24,142	3.81%		$24,199	4.21%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $(237) thousand and $(186) thousand for the quarters ended June 30, 2020 and 2019, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(dollars in thousands, unaudited)
	For the six months ended			For the six months ended
	June 30, 2020			June 30, 2019
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$45,166	$153	0.68%	$15,152	$188	2.50%
Taxable	406,054	4,710	2.33%	422,217	5,207	2.49%
Non-taxable	206,218	2,778	3.42%	145,962	2,117	3.70%
Total investments	657,438	7,641	2.56%	583,331	7,512	2.79%

Loans and leases:(3)
Real estate	1,436,145	37,079	5.19%	1,462,061	40,198	5.54%
Agricultural	48,169	1,035	4.32%	50,919	1,573	6.23%
Commercial	139,287	2,176	3.14%	121,332	3,116	5.18%
Consumer	7,124	593	16.74%	8,689	606	14.06%
Mortgage warehouse lines	175,645	2,797	3.20%	80,782	2,166	5.41%
Other	4,027	116	5.79%	3,268	100	6.17%
Total loans and leases	1,810,397	43,796	4.86%	1,727,051	47,759	5.58%
Total interest earning assets (4)	2,467,835	51,437	4.25%	2,310,382	55,271	4.87%
Other earning assets	13,015			12,094
Non-earning assets	202,265			207,038
Total assets	$2,683,115			$2,529,514
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$111,445	$134	0.24%	$109,692	$160	0.29%
NOW	469,133	205	0.09%	437,124	260	0.12%
Savings accounts	312,777	119	0.08%	288,776	151	0.11%
Money market	121,421	74	0.12%	126,070	84	0.13%
Certificates of deposit, under $100,000	79,370	205	0.52%	90,301	567	1.27%
Certificates of deposit, $100,000 or more	372,286	1,786	0.96%	390,637	4,216	2.18%
Brokered deposits	30,357	204	1.35%	48,939	610	2.51%
Total interest bearing deposits	1,496,789	2,727	0.37%	1,491,539	6,048	0.82%
Borrowed funds:
Federal funds purchased	3	—	—	560	—	—
Repurchase agreements	30,850	61	0.40%	19,500	39	0.40%
Short term borrowings	8,831	14	0.32%	4,463	58	2.62%
TRUPS	34,986	706	4.06%	34,806	954	5.53%
Total borrowed funds	74,670	781	2.10%	59,329	1,051	3.57%
Total interest bearing liabilities	1,571,459	3,508	0.45%	1,550,868	7,099	0.92%
Demand deposits - non-interest bearing	754,463			654,029
Other liabilities	37,687			41,363
Shareholders' equity	319,506			283,254
Total liabilities and shareholders' equity	$2,683,115			$2,529,514
Interest income/interest earning assets			4.25%			4.87%
Interest expense/interest earning assets			0.28%			0.62%
Net interest income and margin(5)		$47,929	3.97%		$48,172	4.25%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $(377) thousand and $(177) thousand for the six months ended June 30, 2020 and 2019, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended June 30,			Six months ended June 30,
	2020 over 2019			2020 over 2019
	Increase (decrease) due to			Increase (decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$211	$(314)	$(103)	$372	$(407)	$(35)
Taxable	(134)	(207)	(341)	(199)	(298)	(497)
Non-taxable	482	(114)	368	874	(213)	661
Total investments	559	(635)	(76)	1,047	(918)	129
Loans and leases:
Real estate	241	(1,984)	(1,743)	(713)	(2,406)	(3,119)
Agricultural	(54)	(287)	(341)	(85)	(453)	(538)
Commercial	650	(1,107)	(457)	461	(1,401)	(940)
Consumer	(67)	—	(67)	(109)	96	(13)
Mortgage warehouse	1,367	(1,074)	293	2,544	(1,913)	631
Other	(9)	(3)	(12)	23	(7)	16
Total loans and leases	2,128	(4,455)	(2,327)	2,121	(6,084)	(3,963)
Total interest earning assets	$2,687	$(5,090)	$(2,403)	$3,168	$(7,002)	$(3,834)
Liabilities
Interest bearing deposits:
Demand deposits	$10	(27)	$(17)	$3	$(29)	$(26)
NOW	14	(65)	(51)	19	(74)	(55)
Savings accounts	10	(41)	(31)	13	(45)	(32)
Money market	1	(13)	(12)	(3)	(7)	(10)
Certificates of deposit, under $100,000	(40)	(178)	(218)	(69)	(293)	(362)
Certificates of deposit, $100,000 or more	(187)	(1,437)	(1,624)	(198)	(2,232)	(2,430)
Brokered deposits	(166)	(81)	(247)	(232)	(174)	(406)
Total interest bearing deposits	(358)	(1,842)	(2,200)	(467)	(2,854)	(3,321)
Borrowed funds:
Repurchase agreements	12	1	13	23	(1)	22
Short term borrowings	53	(53)	—	44	(88)	(44)
TRUPS	2	(161)	(159)	5	(253)	(248)
Total borrowed funds	67	(213)	(146)	72	(342)	(270)
Total interest bearing liabilities	(291)	(2,055)	(2,346)	(395)	(3,196)	(3,591)
Net interest income	$2,978	$(3,035)	$(57)	$3,563	$(3,806)	$(243)

The volume variance calculated for the second quarter of 2020 relative to the second quarter of 2019 was a favorable $3.0 million due to higher average balances of interest-earning assets, resulting from organic growth in commercial real estate loans, growth in commercial loans due to our participation in the SBA PPP program and higher utilization of mortgage warehouse lines. Given the low rate environment, loan demand for our mortgage warehouse lines have increased, as demonstrated by the $1.4 million favorable volume variance. There was an unfavorable rate variance of $3.0 million for the comparative quarters, since the weighted average yield on interest-earning assets fell by 81 basis points while the weighted average cost of interest-bearing liabilities decreased by 61 basis points. The rate variance was negatively impacted by the following factors: A shift in our earning asset mix into lower-yielding loans and investments; increased line utilization of mortgage warehouse lines, $116.2 million in low-yielding SBA PPP loans; partially offset by lower costs of time-deposits and other interest-bearing liabilities. The average fees on the SBA PPP loans was approximately 4.0%. These fees, net of loan costs, are being accreted over the stated life of the loan (generally two years), net of loan costs. Our customers with an SBA PPP loan are generally eligible to apply for loan forgiveness after 26 weeks. If a loan is forgiven, upon repayment of principal and interest by the SBA, any unaccreted fee income, net of unamortized costs, would be recognized as interest income at such time.

The volume variance calculated for the first six months of 2020 relative to the first six months of 2019 reflects a favorable variance of $3.6 million and an unfavorable rate variance of $3.8 million. As with the discussion of the volume and rate variances for the quarter, the same is true for the half. The growth in interest earning assets was more than offset by the 62 basis point decrease in yield while interest bearing liabilities increased $20.6 million with a 47 basis point drop in cost. Since the overall decrease in yield on interest earning assets is applied to a larger base than the decline in cost of interest- bearing liabilities it results in an unfavorable $0.2 million net volume/rate difference. The Company’s net interest margin for the first half of 2020 was 3.97%, as compared to 4.25% in the first half of 2019.

The FOMC lowered rates by a total of 150 basis points in March 2020 in two separate emergency actions. These actions have had an unfavorable impact on our net interest margin for the quarter and year to date periods and will most likely have the same unfavorable impact on net interest income through the end of 2020. At June 30, 2020, approximately 15% of our total portfolio, or $317.4 million, consists of variable rate loans. Of these variable rate loans, approximately $102.4 million have floors that limited the overall reduction in rates in the first half. At June 30, 2020, our outstanding fixed rate loans represented 33% of our loan portfolio. The remaining 52% of our loan portfolio at June 30, 2020 consists of adjustable rate loans. However, the majority of these loans (approximately $857.5 million) will not adjust for at least another 3 years. Approximately $64.9 million of these adjustable rate loans will reprice in the next quarter with $22.4 repricing in smaller amounts monthly over the fourth quarter of 2020.

In addition, as described below under Nonperforming Assets, as of June 30, 2020, the Company has modified approximately $386.2million of loans under Section 4013 of the CARES Act. These modifications generally provide for a six-month deferral of both interest and principal. As of June 30, 2020, there is approximately $4.9 million of accrued but uncollected interest related to such modifications. If a portion of this interest is uncollectible, it could impact interest income recognition in future quarters.

Cash balances were increased on June 30, 2020 in anticipation of mortgage warehouse line utilization. For both the quarterly and year to date comparisons, volumes were higher than the same periods in 2019 contributing to the overall unfavorable net volume and rate variance since cash balances earned considerably lower yields than other earning assets. It is expected that these balances will return to more normalized levels later in 2020. Overall average investment securities increased by $45.2 million for the quarter ending June 30, 2020 as compared to June 30, 2019 and by $44.1 million for the first six months of 2020, as compared to 2019. Non-taxable securities increased for both the quarterly and first six-month periods by $67.2 million and $60.3 respectively. The overall investment portfolio had a tax-equivalent yield of 2.80% at June 30, 2020, with an average life of 4.2 years.

Interest expense was $1.2 million in the second quarter of 2020, a decline of $2.3 million, or 65%, compared to the second quarter of 2019 and was $3.5 million in the first six-months of 2020, a decline of $3.6 million or 51%, compared to the first six-months of 2019. The significant decline in interest expense for both the quarter and the half is attributable to a favorable shift in deposit mix as average total time deposits declined by $74.7 million in the second quarter of 2020 as compared to the same quarter in 2019 and by $47.9 million for the first half of 2020 as compared to the same period in 2019. The average cost of interest-bearing deposits declined by 59 basis points, or 72%, to 23 basis points for the second quarter of 2020 compared to the second quarter of 2019, and by 45 basis points, or 55% for the first six-months of 2020 as compared to the same period in 2019.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company recorded a loan loss provision of $2.2 million in the second quarter of 2020 compared to $0.4 million in the second quarter of 2019, and a year-to-date loan loss provision totaling $4.0 million in 2020 as compared to $0.7 million for the comparable period in 2019. As discussed above, the significant increase in the provision for loan and lease losses is primarily due to management’s estimate of the impact of increased economic uncertainty with respect to COVID-19 on our customers’ ability to repay loans. There was no increase in the provision for loan and lease losses due to the additional $116.2 million in SBA PPP loans as those loans are guaranteed under a new 7(a) loan program titled the “Paycheck Protection Program” and carry a 100 percent guarantee by the SBA. Management adjusted its qualitative risk factors under our incurred loss model based on information presently available for economic conditions, changes in payment deferral procedures, expected changes in collateral values due to reduced cash flows, and external factors such as government actions. In particular, the uncertainty regarding our customers’ ability to repay loans could be adversely impacted by COVID-19 given higher unemployment rates, requests for payment deferrals, temporary business shut-downs, and reduced consumer and business spending.

The Company was subject to the adoption of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326). However, the Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. Although this deferral will still require CECL to be adopted as of January 1, 2020, the Company believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. There is increased uncertainty on the local, regional, and national economy as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. Further, the Company has taken actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA Paycheck Protection Program loans. More time is needed to assess the impact of this uncertainty and related actions on the Company’s allowance for loan and lease losses under the CECL methodology. It is anticipated that a one-time adjustment to the allowance will be booked as an adjustment through equity, net of taxes, as previously disclosed in Company’s Form 10-K for the fiscal year ended December 31, 2019, for approximately $12 million. The impact of COVID-19 on the Company’s allowance for loan and leases losses under the CECL methodology in the second quarter and first half of 2020 will remain unknown until more information is available with respect to the impact of the economic uncertainty of the impact of COVID-19, net of actions taken to mitigate such impact.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. The Company recorded net charge-offs of $0.1 million in the second quarter of 2020 as compared to net recoveries of less than $0.1 million in the second quarter of 2019. For the first six months, net charge-offs were $0.4 million in 2020 and $0.6 million in 2019.

The allowance for loan and lease losses is at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio.

The Company’s policies for monitoring the adequacy of the allowance, determining loan balances that should be charged off, and other detailed information with regard to changes in the allowance are discussed in Note 11 to the consolidated financial statements, and below, under “Allowance for Loan and Lease Losses.” The process utilized to establish an appropriate allowance for loan and lease losses can result in a high degree of variability in the Company’s loan loss provision, and consequently in our net earnings.

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three- and six month periods ended June 30, 2020 and 2019:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended June 30,				For the six months ended June 30,
NON-INTEREST INCOME:	2020	% of Total	2019	% of Total	2020	% of Total	2019	% of Total
Service charges on deposit accounts	$2,618	37.94%	$3,151	53.81%	$5,802	44.61%	$6,094	51.81%
Other service charges and fees	2,503	36.28%	2,514	42.94%	4,907	37.73%	4,777	40.61%
Net gains on sale of securities available-for-sale	390	5.65%	22	0.38%	390	3.00%	28	0.24%
Bank-owned life insurance	649	9.41%	127	2.17%	687	5.28%	1,027	8.73%
Other	740	10.72%	41	0.70%	1,221	9.38%	(164)	-1.39%
Total non-interest income	$6,900	100.00%	$5,855	100.00%	$13,007	100.00%	$11,762	100.00%
As a % of average interest-earning assets (1)		1.07%		1.01%		1.07%		1.03%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$9,266	51.39%	$8,994	50.93%	$19,438	54.22%	$18,237	51.36%
Occupancy costs
Furniture & equipment	619	3.43%	692	3.92%	1,084	3.02%	1,215	3.42%
Premises	1,885	10.45%	1,758	9.96%	3,748	10.45%	3,596	10.13%
Advertising and marketing costs	425	2.36%	560	3.17%	1,026	2.86%	1,252	3.53%
Data processing costs	1,045	5.79%	1,255	7.11%	2,187	6.10%	2,507	7.06%
Deposit services costs	2,229	12.36%	2,124	12.03%	4,025	11.23%	3,893	10.96%
Loan services costs
Loan processing	191	1.06%	205	1.16%	362	1.01%	376	1.06%
Foreclosed assets	62	0.34%	41	0.23%	68	0.19%	61	0.17%
Other operating costs
Telephone & data communications	467	2.59%	317	1.80%	835	2.33%	624	1.76%
Postage & mail	106	0.59%	81	0.46%	174	0.49%	276	0.78%
Other	365	2.02%	459	2.60%	751	2.09%	803	2.26%
Professional services costs
Legal & accounting	357	1.98%	524	2.97%	685	1.91%	935	2.63%
Acquisition costs	—	—	(1)	-0.01%	—	—	22	0.06%
Other professional service	701	3.89%	437	2.48%	947	2.64%	1,374	3.87%
Stationery & supply costs	131	0.73%	101	0.57%	246	0.69%	156	0.44%
Sundry & tellers	184	1.02%	109	0.62%	275	0.77%	182	0.51%
Total non-interest expense	$18,033	100.00%	$17,656	100.00%	$35,851	100.00%	$35,509	100.00%
As a % of average interest-earning assets (1)		2.80%		3.03%		2.94%		3.10%
Efficiency ratio (2)(3)	57.78%		58.17%		58.33%		58.46%
(1)	Annualized
(2)	Tax equivalent
(3)	Noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Total noninterest income reflects increases of $1.0 million, or 18%, for the quarterly comparison and $1.2 million, or 11% for the year-to-date comparison. BOLI income increased by $0.5 million as compared to the second quarter of 2019 but decreased $0.3 million for the first half of 2020 as compared to the same period in 2019. These variances are due mostly to fluctuations in underlying values of assets in the specific account BOLI policies that are designed to have similar assets to those in the deferred compensation plans. Thus, the higher quarterly values in BOLI policies are offset by higher deferred compensation expense reflected primarily in director fees expense and vice versa for the first six months of 2020 compared to 2019. At June 30, 2020, there was $43.0 million in BOLI policies associated with the deferred compensation plans and $8.3 million in separate account BOLI policies. Complementing the change in BOLI income for the quarterly and year to date comparison was a $0.7 and $1.4 million increase respectively, in other noninterest income due to the wrap up of a low- income housing tax credit fund along with a $0.4 million gain on the sale of debt securities.

There was a $0.5 million decrease in service charges on deposit accounts mostly from lower returned items and overdraft fees for the quarterly comparison and $0.3 million decrease for the year to date comparison. The Company expects that service charges on deposit accounts could continue to decline in future quarters based on reduced customer activity and increased waivers due to COVID-19.

Additionally in the “other” category of noninterest income the Company reflected a $0.2 million decrease in the second quarter from the valuation of restricted stock held by the Company as required under FASB ASU 2016-01, but an increase of $0.2 million for the year to date comparison. This stock is related to an equity investment in Pacific Coast Bankers’ Bank and is adjusted when financial information becomes available, generally in the late first quarter of each year. This stock was revalued in the first quarter of 2020, but was not revalued in 2019 until the second quarter. In addition, noninterest income includes a valuation adjustment related to investments in low-income housing credit investments. This valuation adjustment was a reduction of income of $0.2 million in the second quarter of 2020 as compared to a $0.5 million reduction in the second quarter of 2019, and $0.3 million in the first half of 2020 compared to $0.9 million in 2019.

Total noninterest expense increased by $0.4 million, or 2%, in the second quarter of 2020 relative to the second quarter of 2019, and by $0.3 million, or 1%, in the first six months of 2020 as compared to the first six months of 2019. Noninterest expense dropped to 2.8% of average earning assets in the second quarter of 2020 from 3.03% for the second quarter of 2019 and was 2.94% of average earning assets for the first six months of 2020 relative to 3.10% for the first six months of 2019.

Salaries and Benefits were $0.3 million, or 3%, higher in the second quarter of 2020 as compared to the second quarter of 2019 and $1.2 million higher for the first six months of 2020 compared to the same period in 2019. The reason for this increase is due to several factors, including merit increases for employees due to annual performance evaluations for 2020. These increases were mitigated by the impact of deferred salaries related to loan origination costs, which were $0.8 million higher in the second quarter of 2020 relative to the second quarter of 2019, and $0.5 million higher for the first six months of 2020 compared to the same period in 2019. There have not been any permanent or temporary reductions in employees as a result of COVID-19.

Occupancy expenses were roughly the same for the respective comparative periods. Further, other noninterest expense categories as a whole was relatively unchanged for the second quarter 2020 as compared to the second quarter in 2019 but was $0.9 million lower for the first half of 2020 as compared to the same period in 2019. The variance for year-to-date 2020 compared to the same period in 2019 was primarily driven by a $0.7 million, or 30%, decline in professional services expenses. Those professional services variances include a $0.2 million decrease in FDIC assessments due to the Small Bank Assessment credits applied against FDIC deposit insurance costs, a $0.2 million decrease in deferred compensation expense for directors, which is linked to the changes in BOLI income, and a $0.2 million reduction in consulting costs.

The Company’s tax-equivalent efficiency ratio was 57.78% in the second quarter 2020 as compared to 58.17% in the same quarter of 2019, and 58.33% for the first six months of 2020 and 58.46% for the comparative period in 2019. The efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for loan losses and investment gains/losses are excluded from the equation. Given the expected decline in net interest income due to the lower rate environment in 2020, it is expected that the efficiency ratio could increase in 2020.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company’s provision for income taxes was 23.2% of pre-tax income in the second quarter of 2020 relative to 26.4% in the second quarter of 2019, and 23.6% of pre-tax income for the first half of 2020 relative to 25.3% for the same period in 2019. The decrease for the 2020 quarterly comparison is due primarily to an increase in partially tax exempt municipal bond interest and tax exempt BOLI income. Although the comparison for the first six months was also positively impacted by an increased level of municipal bond interest it was also negatively impacted by a lower level of tax-exempt BOLI income.

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

INVESTMENTS

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold. The Company’s investments can serve several purposes, including the following: 1) they can provide liquidity for potential funding needs; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with structural characteristics that can be changed more readily than loan or deposit portfolios, as might be required for interest rate risk management purposes; 4) they are another interest-earning option for the placement of surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Surplus balances in our Federal Reserve Bank account and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity. Aggregate investments totaled $667.2 million, or 21% of total assets at June 30, 2020, and $615.3 million, or 24% of total assets at December 31, 2019.

The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for bonds in our investment portfolio was 4.2 years and their average effective duration was 2.9 years at June 30, 2020, down from an expected average life of 4.4 years and an average effective duration of 3.2 years at year-end 2019.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2020		December 31, 2019
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
U.S. government agencies	$1,775	$1,850	$12,125	$12,145
Mortgage-backed securities	364,828	375,485	398,353	400,389
State and political subdivisions	209,760	221,998	181,900	188,265
Total securities	$576,363	$599,333	$592,378	$600,799

The net unrealized gain on our investment portfolio, or the amount by which aggregate fair market values exceeded amortized cost, was $23.0 million at June 30, 2020, a $14.6 million increase relative to the net unrealized gain of $8.4 million at December 31, 2019. The change was caused by declining long-term market interest rates on fixed-rate bond values. Municipal bond balances comprise 37% of our total securities portfolio at June 30, 2020, as compared to 31% at December 31, 2019. Municipal bonds purchased have strong underlying ratings, and we review all municipal bonds in our portfolio every quarter for potential impairment.

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, repurchase agreements, and other purposes as required or permitted by law totaled $242.4 million at June 30, 2020 and $234.8 million at December 31, 2019, leaving $356.9 million in unpledged debt securities at June 30, 2020 and $366.0 million at December 31, 2019. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $60.5 million at June 30, 2020 and $71.0 million at December 31, 2019.

LOAN AND LEASE PORTFOLIO

Gross loans and leases reflect a net increase of $449.5 million, or 26%, growing to $2.212 billion at June 30, 2020 from $1.763 billion at December 31, 2019 due to organic growth in commercial real estate loans, an increase in commercial and industrial loans from our participation in the SBA PPP program and an increase in outstanding balances on mortgage warehouse lines.

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

Loan and Lease Distribution

(dollars in thousands, unaudited)

	June 30, 2020	December 31, 2019
Real estate:
1-4 family residential construction	$89,225	$105,979
Other construction/land	90,545	91,413
1-4 family - closed-end	178,071	200,181
Equity lines	44,318	49,599
Multi-family residential	55,921	54,457
Commercial real estate - owner occupied	313,863	343,883
Commercial real estate - non-owner occupied	691,292	412,569
Farmland	134,454	144,033
Total real estate	1,597,689	1,402,114
Agricultural	48,516	48,036
Commercial and industrial	221,502	115,532
Mortgage warehouse lines	338,124	189,103
Consumer loans	6,266	7,780
Total loans and leases	$2,212,097	$1,762,565
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	4.03%	6.01%
Other construction/land	4.09%	5.19%
1-4 family - closed-end	8.05%	11.36%
Equity lines	2.00%	2.81%
Multi-family residential	2.53%	3.09%
Commercial real estate - owner occupied	14.19%	19.51%
Commercial real estate - non-owner occupied	31.26%	23.42%
Farmland	6.08%	8.17%
Total real estate	72.23%	79.55%
Agricultural	2.19%	2.73%
Commercial and industrial	10.01%	6.55%
Mortgage warehouse lines	15.29%	10.73%
Consumer loans	0.28%	0.44%
Total loans and leases	100.00%	100.00%

For the first six months of 2020, gross loans were up by $449.5 million, or 26%, including increases of $149.0 million in mortgage warehouse lines, $205.2 million increase in non-agricultural real estate loans, and a $106.0 million increase in commercial and industrial loans. Mortgage warehouse loan balances increased due to market factors favorably impacting line utilization due to both mortgage originations and refinancing activity. Mortgage warehouse utilization was 79.2% at June 30, 2020, as compared to 58.7% at December 31, 2019. Future utilization of the mortgage warehouse lines could be impacted if the economic impacts of the COVID-19 pandemic reduce the demand for mortgages.

Non-agricultural real estate loan balances increased due to deliberate and concentrated efforts of our Northern and Southern market loan production teams. The growth in these markets was mostly due to commercial real estate and was the primary driver of our $278.7 million increase in non-owner occupied commercial real estate loans.

Residential real estate loans have been declining since the Company made the deliberate decision to discontinue such lending at the end of 2018, thus maturing balances and prepayments are no longer being replaced.

Total commercial real estate loan balances increased in 2020 by $248.7 million due to an increase in non-owner occupied properties. In the first quarter of 2020, the Company hired lending teams to focus primarily on commercial real estate loans in our northern and southern markets. At June 30, 2020 the Bank’s regulatory credit concentration of commercial real estate loans (CRE), as defined in the Interagency Guidance dated, December 12, 2006, was 304%.

Management employs heightened risk management practices with respect to CRE lending, including board and management oversight, strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis, and stress testing. At June 30, 2020 we have concluded that we have an acceptable and well-managed concentration in CRE lending under the foregoing standards.

The 91.8% increase in Commercial and Industrial loans from $115.5 million at December 31, 2019 to $221.5 million was primarily driven by the Company’s participation in the Small Business Administration’s PPP as authorized by the CARES Act. The Company began accepting and funding loans under this program in April 2020. As of June 30, 2020, the Company obtained approval from the Small Business Administration and has funded PPP loans for approximately 1,242 customers totaling $116.2 million.

The recent growth in loans, in particular, real estate loans was accomplished without relaxing any of the Company’s credit standards that had been tightened after the great recession. Instead, the growth came by diversifying geography with new loan teams announced in the first quarter 2020 in our Northern and Southern California markets. Those loan teams have maintained these enhanced underwriting standards through the pandemic and have not compromised credit quality when sourcing new loans. However, no assurance can be given as to how these loans will perform over their lifetime.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, in addition to foreclosed assets which can include mobile homes and OREO. If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a TDR. TDRs may be classified as either nonperforming or performing loans depending on their underlying characteristics and circumstances. The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming assets and performing troubled debt restructurings

(dollars in thousands, unaudited)

	June 30, 2020	December 31, 2019	June 30, 2019
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$4	$31	$43
1-4 family - closed-end	843	741	1,454
Equity lines	626	480	467
Commercial real estate - owner occupied	1,909	1,440	1,472
Commercial real estate - non-owner occupied	627	2,105	—
Farmland	702	258	25
TOTAL REAL ESTATE	4,711	5,055	3,461
Agriculture	—	—	—
Commercial and industrial	1,086	651	569
Consumer loans	11	31	90
TOTAL NONPERFORMING LOANS	5,808	5,737	4,120

Foreclosed assets	2,893	800	770
Total nonperforming assets	$8,701	$6,537	$4,890
Performing TDRs (1)	$9,192	$8,415	$9,246
Nonperforming loans as a % of total gross loans and leases	0.26%	0.33%	0.23%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.39%	0.37%	0.27%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets increased by $2.2 million, or 33.1%, during the first six months of 2020. The increase resulted from $2.1 million in new foreclosed assets due to the impact of one commercial real estate credit that went into foreclosure. The commercial property that went into other real estate owned has a pending contract. None of these increases were due to COVID-19. As a result of the increase in the gross loan portfolio, the Company’s ratio of nonperforming assets to loans decreased to 0.26% at June 30, 2020, from 0.33% at December 31, 2019. All of the Company’s impaired assets are periodically reviewed, and are either well-reserved based on current loss expectations, or are carried at the fair value of the underlying collateral net of expected disposition costs.

As shown in the table, we also had $9.2 million in loans classified as performing TDRs on which we were still accruing interest as of June 30, 2020, an increase of $0.8 million, or 9%, relative to December 31, 2019.

Foreclosed assets had a carrying value of $2.9 million at June 30, 2020, comprised of 9 properties classified as OREO and two mobile homes relative to year-end 2019 when foreclosed assets consisted of 10 properties classified as OREO and two mobile homes. Two very-low value properties were sold during the first six months 2020. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company is providing deferrals to certain customers and taking advantage of Section 4013 of the CARES Act, which provides that such deferrals do not result in treatment of such loan as a TDR.  These deferrals typically provide deferrals of both principal and interest for 180 days.  Interest continues to accrue during the deferral period. At the end of the deferral period, for term loans, payments will be applied to accrued interest first and after the accrued interest is paid in full, the loan will be re-amortized with the maturity extended.  For lines of credit, the borrower must repay the accrued interest at the end of the deferral period or take out a second credit facility to repay the accrued interest. As of June 30, 2020, 313 customers, for a total of $386.2 million, had executed a loan modification under Section 4013 of the CARES Act. Approximately 97% of these loan deferrals were for commercial customers with 38% or $145.0 million of these modifications, in the hospitality industry. In addition, there were $98.7 million, or 26%, that are lessors of real estate, both commercial and residential; $45.5 million, or 12%, in the dairy industry; and $28.7 million, or 7%, related to convenience stores, and $2.7 million, or 0.7%, in the healthcare industry. Of the commercial deferrals, there were $10.1 million that were unsecured. Consumer deferrals totaled $11.2 million, of which $7.5 million were mortgage related. While these modified loans are not classified as nonperforming or classified assets at June 30, 2020, we will continue to monitor these loans during the deferral period and if circumstances change, we may downgrade the loan to a criticized asset or consider it a troubled debt restructuring. If a portion of the customers are not able to resume payments after the deferral period, it likely could result in higher classified and/or nonperforming assets, reversals of interest income, and/or higher charge-offs.

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

The Company’s allowance for loan and lease losses was $13.6 million at June 30, 2020, an increase of $3.6 million, or 36.7%, relative to December 31, 2019 resulting from a $4.0 million loan loss provision recorded during the first six months of 2020, less $0.4 million in net charge-offs during the same period. The additional loan loss provision in the first half of 2020 was precipitated primarily by qualitative factors associated with economic uncertainty during these unprecedented times. No additional loan loss was necessary for the $116.2 million in SBA PPP loans added during the quarter ending June 30, 2020, as those loans carry a 100 percent guarantee by the SBA under a new 7(a) loan program titled the “Paycheck Protection Program”. For further information regarding the Company's decision to defer the implementation of CECL under Section 4014 of the CARES Act, as well as further detail on the increase in provision during the second quarter of 2020, please see the discussion above under Provision for Loan and Lease Losses. The allowance was 0.61% of total loans at June 30, 2020, and 0.56% at both December 31, 2019 and June 30, 2019. The ratio of the allowance for loan and lease losses to nonperforming loans was 233.47% at June 30, 2020, relative to 172.96% at December 31, 2019 and 239.88% for June 30, 2019. Management's detailed analysis indicates that the Company's allowance for loan and lease losses should be sufficient to cover credit losses inherent in loan and lease balances outstanding as of June 30, 2020, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the allowance. With respect to exposures related to the COVID-19 pandemic, the Company had 83 relationships in the hospitality industry totaling $222.5 million at June 30, 2020. In addition to loans in the hospitality sector, we have approximately $17.0 million of loans in the oil and gas industry, and $66.0 million of loans to retail businesses at June 30, 2020.

A separate allowance of $0.3 million for potential losses inherent in unused commitments is included in other liabilities at June 30, 2020.

The following table summarizes activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the year ended
	June 30,	June 30,	June 30,	June 30,	December 31,
Balances:	2020	2019	2020	2019	2019
Average gross loans and leases outstanding during period (1)	$1,912,209	$1,741,573	$1,810,397	$1,727,051	$1,753,748
Gross loans and leases outstanding at end of period	$2,212,097	$1,777,899	$2,212,097	$1,777,899	$1,762,565

Allowance for loan and lease losses:
Balance at beginning of period	$11,453	$9,438	$9,923	$9,750	$9,750
Provision charged to expense	2,200	400	4,000	700	2,550
Charge-offs
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	—	—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	—	—
Commercial real estate- non-owner occupied	—	—	—	—	1,190
Farmland	—	—	—	—	—
Total real estate	—	—	—	—	1,190
Agricultural	—	—	—	—	—
Commercial and industrial	67	254	92	832	1,274
Consumer loans	286	562	903	1,114	2,409
Total	$353	$816	$995	$1,946	$4,873
Recoveries
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	34	—	2
1-4 family - closed-end	3	4	6	9	148
Equity lines	—	2	34	23	150
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	—	—
Commercial real estate- non-owner occupied	—	147	—	297	347
Farmland	—	—	—	—	—
Total real estate	3	153	74	329	647
Agricultural	—	—	—	—	—
Commercial and industrial	20	431	48	472	690
Consumer loans	237	277	510	578	1,159
Total	$260	$861	$632	$1,379	$2,496
Net loan charge offs	$93	$(45)	$363	$567	$2,377
Balance at end of period	$13,560	$9,883	$13,560	$9,883	$9,923

RATIOS
Net charge-offs to average loans and leases (annualized)	0.02%	-0.01%	0.04%	0.07%	0.14%
Allowance for loan losses to gross loans and leases at end of period	0.61%	0.56%	0.61%	0.56%	0.56%
Allowance for loan losses to nonperforming loans	233.47%	239.88%	233.47%	239.88%	172.96%
Net loan charge-offs to allowance for loan losses at end of period	0.69%	-0.46%	2.68%	5.74%	23.95%
Net loan charge-offs to provision for loan losses	4.23%	-11.25%	9.08%	81.00%	93.22%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s allowance for loan and lease losses at June 30, 2020 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit totaled $449.0 million at June 30, 2020 and $492.0 million at December 31, 2019, representing approximately 20% of gross loans outstanding at June 30, 2020 and 28% at December 31, 2019. The drop in unused commitments is due in large part to the increase in outstanding balances on mortgage warehouse lines. The Company also had undrawn letters of credit issued to customers totaling $9.4 million at June 30, 2020 and $8.6 million at December 31, 2019. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds. The Company’s balance of non-earning cash and due from banks was $88.7 million at June 30, 2020 relative to $65.6 million at December 31, 2019. The increase is primarily due to maintaining higher amounts of cash on hand due to lack of certainty from our armored cash delivery vendor during the COVID-19 pandemic due to potential staffing issues and governmental stay-at-home orders.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.” Net premises and equipment increased by $0.3 million during the first six months of 2020. Goodwill was $27 million at June 30, 2020, unchanged during the first six months of 2020. As mentioned above, the Company performed a qualitative assessment of goodwill impairment during the second quarter 2020 and determined that a quantitative analysis was not required at this time. The Company will continue to monitor its Goodwill for potential impairment given the COVID-19 pandemic. Bank-owned life insurance, with a balance of $51.3 million at June 30, 2020, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	June 30, 2020	December 31, 2019
Non-interest bearing demand deposits	$949,662	$690,950
Interest bearing demand deposits	144,215	91,212
NOW	497,601	458,600
Savings	346,262	294,317
Money market	125,419	118,933
Time, under $250,000	199,061	211,916
Time, $250,000 or more	234,534	252,446
Brokered deposits	10,000	50,000
Total deposits	$2,506,754	$2,168,374

Percentage of Total Deposits
Non-interest bearing demand deposits	37.89%	31.86%
Interest bearing demand deposits	5.75%	4.21%
NOW	19.85%	21.15%
Savings	13.81%	13.57%
Money market	5.00%	5.48%
Time, under $250,000	7.94%	9.77%
Time, $250,000 or more	9.36%	11.64%
Brokered deposits	0.40%	2.31%
Total	100.00%	100.00%

Deposit balances reflect net growth of $338.4 million, or 16%, during the first six months of 2020. Time deposits were $443.6 million at June 30, 2020 as compared to $514.4 million at December 31, 2019. The $70.8 million decline in time-deposits was a result of a $40 million reduction in brokered deposits and a $30.8 million in other time-deposits. The Company chose not to renew brokered deposits given the growth in non-maturity deposits of $409.1 million, or 24.7%, during the first six months of 2020. All of our non-maturity deposit growth was organic in nature.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth. In particular, the Company’s ratio of noninterest-bearing deposits to total deposits was 37.9% at June 30, 2020 as compared to 31.9% at December 31, 2019.

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

Total non-deposit interest-bearing liabilities increased by $158.8 million, or 197%, during the first six months of 2020 primarily due to an increase in borrowings from the FHLB primarily to fund increased temporary utilization of mortgage warehouse lines. Repurchase agreements totaled $41.4 million at June 30, 2020 relative to a balance of $25.7 million at year-end 2019. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. The Company had junior subordinated debentures totaling $35.0 million at both June 30, 2020 and December

31, 2019, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NONINTEREST BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $36.4 million at June 30, 2020 as compared to $35.5 million at December 31, 2019.

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

At June 30, 2020 and December 31, 2019, the Company had the following sources of primary and secondary liquidity ($ in thousands):

Primary and Secondary Liquidity Sources	June 30, 2020	December 31, 2019
Cash and Due From Banks	$88,705	$80,076
Unpledged Investment Securities	356,903	366,012
Excess Pledged Securities	60,462	70,955
FHLB Borrowing Availability	293,454	443,200
Unsecured Lines of Credit	80,000	80,000
Funds Available through Fed Discount Window	60,102	59,198
Totals	$939,626	$1,099,441

In addition to the above sources, the Company could obtain brokered deposits, obtain deposits via deposit listing services, or offer higher rate time deposits within our market. At June 30, 2020, the Company applied for and received approval to borrow $116.2 million from the Federal Reserve Bank for a Paycheck Protection Program Lending Facility (PPPLF). The PPPLF provides the Company with the ability to pledge any PPP loan to the Federal Reserve Bank and obtain funding at 35 basis points. Further, any loans pledged to the PPPLF will be excluded from the regulatory leverage capital ratio. Due to the Company’s liquidity throughout the first half of 2020 it elected not to utilize the PPPLF during the quarter. The Company will continue to evaluate whether it should utilize the PPPLF in the third quarter 2020.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $105 million at June 30, 2020 and December 31, 2019. Other sources of liquidity included the brokered deposit market, deposit listing services, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs and that its liquidity has not been adversely impacted by COVID-19.

The Company’s net loans to assets and available investments to assets ratios were 71.0% and 15.6%, respectively, at June 30, 2020, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets, including ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at June 30, 2020. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities, shareholder dividends, and stock repurchases. Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations. As of June 30, 2020, the holding company maintained a cash balance of $15.3 million. Management anticipates that with the available cash and the continued ability for the Bank to provide dividends to the holding company, that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least six other interest rate scenarios in conducting our rolling 12-month net interest income simulations: upward shocks of 100, 200, and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations considering economic conditions and expectations at the time. Given the current near zero interest rate environment it is unlikely that rates could decline much further beyond the downward shock of 100 basis points, therefore the downward shock scenarios of 200 and 300 basis points are temporarily being suspended after concurrence by the Company’s Board of Directors. We currently utilize an additional upward rate shock scenario of 400 basis points. Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.

The Company had the following estimated net interest income sensitivity profiles, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	June 30, 2020		June 30, 2019
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	5.4%	$5,373	2.7%	$2,573
+300	4.5%	$4,477	2.6%	$2,481
+200	3.5%	$3,529	1.9%	$1,847
+100	2.3%	$2,308	1.3%	$1,202
Base
(100)	-6.3%	$(6,235)	-3.9%	$(3,729)

Our simulations for both periods represented indicate that the Company’s net interest income will increase over the next 12 months in a rising rate environment, but a continued drop in interest rates could have a substantial negative impact. However for the period ended June 30, 2020, given the 150-basis point decrease in the target federal funds rate in March 2020 and the drop in the 5-year and 10-year Treasury yields in the first six months of 2020, it is unlikely to see dramatic rate decreases unless rates go negative. We have seen a drop in projected net interest income across all scenarios and an exacerbated negative impact in declining rate scenarios in recent periods, resulting from the impact of interest rate reductions and balance sheet changes including an increase in loans with variable rate characteristics (mortgage warehouse loans), the runoff of loans which had rates fixed for periods in excess of a year, and a shift in our deposit mix toward time deposits. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $2.3 million, or 2.30%, for the period ending June 30, 2020 and $1.2 million, or 1.3%, for the period ended June 30, 2019, relative to a stable interest rate scenario, with the favorable variance increasing as interest rates rise higher. If interest rates were to decline by 100 basis points, however, net interest income would likely be $6.2 million lower or -6.3% for the period ended June 30, 2020, and $3.7 million lower or –3.9% for the period ended June 30, 2019, than in a stable interest rate scenario. The unfavorable variance increases when rates drop are due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view material interest rate reductions as unlikely in the near term, the potential percentage decline in net interest income in the “down 100 basis points” interest rate scenario exceeds our internal policy guidelines for the period ended June 30, 2020

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When a static balance sheet and a stable interest rate environment are assumed, projected annual net interest income is more than $1 million lower than in our standard simulation. However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from excessive non-maturity deposit runoff and/or unfavorable deposit rate changes in rising rate scenarios.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time, as is evident in the tables below for the periods ending June 30, 2020 and 2019, respectively, as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. Our EVE had been increasing due to asset growth and rising discount rates, which result in a larger benefit assessed to non-maturity deposits, but that trend reversed in the second quarter of 2019 as loan growth slowed and interest rates started to fall. The tables below show estimated changes in the Company’s EVE, under different interest rate scenarios relative to a base case of current interest rates:

	June 30, 2020		June 30, 2019
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	36.5%	$195,263	15.6%	$92,095
+300	32.1%	$171,790	14.2%	$83,884
+200	25.2%	$134,702	11.7%	$69,015
+100	14.5%	$77,398	7.4%	$43,571
Base
(100)	-11.1%	$(59,340)	-14.3%	$(84,297)

The table shows that our EVE will generally deteriorate in moderate declining rate scenarios, but should benefit from a parallel shift upward in the yield curve. The rate of increase in EVE accelerates the higher interest rates rise. This increase in sensitivity is caused by the increase in gross deposits, namely, an increase in noninterest bearing deposits. We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of adverse movement in loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased. Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $327.4 million at June 30, 2020, comprised of $112.6 million in common stock, $3.5 million in additional paid-in capital, $195.1 million in retained earnings, and accumulated other comprehensive income of $16.2 million. At the end of 2019, total shareholders’ equity was $309.3 million. The increase during the first six months of 2020 is due to the addition of capital from net income and stock options exercised as well as a $10.3 million favorable swing in accumulated other comprehensive income, net of the impact of cash dividends paid and share repurchases. There were repurchases totaling 112,050 shares at a weighted average cost of $22.86 per share executed by the Company during the first quarter of 2020. The Company has 268,301 shares authorized to repurchase under the current repurchase program. The Company suspended its stock repurchase program on March 16, 2020 and continues to evaluate when or if we will restart repurchasing shares.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	June 30,	December 31,	to be	Community Bank
	2020	2019	Well Capitalized (3)	Leverage Ratio (2) (4)
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets (1)	N/A	13.27%	6.50%	N/A
Tier 1 Capital to Risk-weighted Assets (1)	N/A	14.98%	8.00%	N/A
Total Capital to Risk-weighted Assets (1)	N/A	15.48%	10.00%	N/A
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (1)	N/A	11.91%	5.00%	N/A

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets (1)	N/A	14.75%	6.50%	N/A
Tier 1 Capital to Risk-weighted Assets (1)	N/A	14.75%	8.00%	N/A
Total Capital to Risk-weighted Assets (1)	N/A	15.25%	10.00%	N/A
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	10.87%	11.73%	5.00%	8.00%
(1)	Current data is not applicable as the Bank adopted the Community Bank Leverage Ratio Framework as of the first quarter of 2020.
(2)	The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowers this to 8% as described below.
(3)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(4)	If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first six months of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

These conditions have impacted and are expected in the future to impact-our business, results of operations, and financial condition negatively, including through lower revenue from certain of our fee-based businesses; lower net interest income resulting from lower interest rates and increased loan delinquencies; increased provisions for credit losses; impairments on the securities we hold; and decreased demand for certain of our products and services. Additionally, our liquidity and regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets; deposit flows; and continued client draws on lines of credit as well as our participation in the Small Business Administration Paycheck Protection Program. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Negative impacts from these conditions also may include:

•	Collateral securing our loans may decline in value, which could increase credit losses in our loan portfolio and increase the allowance for loan losses.
•	Demand for our products and services may decline, and deposit balances may decrease making it difficult to grow assets and income.
•	The decline in the target federal funds rate could decrease yields on our assets that exceed the decline in our cost of interest-bearing liabilities, which may reduce our net interest margin.
•	The impact of the adoption of the CECL standard, which is highly dependent on unemployment rate forecasts over the life of our loans, could significantly increase the allowance for credit losses and decrease net income.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In September 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans. The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program can be suspended at any time at Management’s discretion. After a lengthy deferral of repurchase activity, the Company resumed share repurchases in mid-August 2019 through March 2020. The following table provides information concerning the Company’s stock repurchase transactions during the second quarter of 2020:

Stock Repurchases
		April 30, 2020		May 31, 2020		June 30, 2020
Total shares repurchased		—		—		—
Average per share price	$	N/A	$	N/A	$	N/A
Number of shares purchased as part of a publicly announced plan or program		—		—		—
Maximum number of shares remaining for purchase under a plan or program		380,351		380,351		380,351

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (4)*
10.2	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (5)*
10.3	Split Dollar Agreement for Kenneth R. Taylor (6)*
10.4	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.5	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.6	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.7	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.8	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.9	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.10	2007 Stock Incentive Plan (9)
10.11	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.12	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.13	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)*
10.14	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)*
10.15	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (12)*
10.16	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (13)
10.17	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (13)
10.18	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (13)
10.19	2017 Stock Incentive Plan (14)*
10.20	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, Kenneth Taylor, CFO, James Gardunio, Chief Credit Officer, and Michael Olague, Chief Banking Officer (15)*
10.21	Employment agreement dated as of March 15, 2019 for Matthew Macia, Chief Risk Officer (16)*
10.22	Employment agreement dated as of November 15, 2019 for Christopher Treece, Chief Financial Officer (17)*
10.23	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, Chief Administrative Officer (18)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020.
(3)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(4)	Filed as Exhibit 10.5 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(12)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(13)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(15)	Filed as Exhibits 99.1 through 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(16)	Filed as Exhibit 99.2 to the Form 8-K filed with the SEC on March 18, 2019 and incorporated by reference.
(17)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(18)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 6, 2020	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

August 6, 2020	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer
August 6, 2020	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer