Form 10-Q
period 2020-09-30
SIERRA BANCORP
filed 2020-11-05
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 1, 2020, the registrant had 15,359,023 shares of common stock outstanding, including 148,885 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)	(audited)
Cash and due from banks	$84,287	$65,556
Interest-bearing deposits in banks	4,646	14,521
Total cash & cash equivalents	88,933	80,077
Securities available-for-sale	577,278	600,799
Loans and leases:
Gross loans and leases	2,380,300	1,762,565
Deferred loan and lease (fees) and costs, net	(3,078)	2,896
Allowance for loan and lease losses	(15,586)	(9,923)
Net loans and leases	2,361,636	1,755,538
Foreclosed assets	2,970	800
Premises and equipment, net	27,216	27,435
Goodwill	27,357	27,357
Other intangible assets, net	4,575	5,381
Bank-owned life insurance	52,110	50,517
Other assets	57,543	45,915
Total assets	$3,199,618	$2,593,819

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$975,750	$690,950
Interest bearing	1,615,963	1,477,424
Total deposits	2,591,713	2,168,374
Repurchase agreements	36,657	25,711
Short-term borrowings	158,000	20,000
Subordinated debentures, net	35,079	34,945
Other liabilities	41,922	35,504
Total liabilities	2,863,371	2,284,534

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,341,723 and 15,284,538 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	112,645	113,179
Additional paid-in capital	3,644	3,307
Retained earnings	202,464	186,867
Accumulated other comprehensive income (loss), net	17,494	5,932
Total shareholders' equity	336,247	309,285
Total liabilities and shareholders’ equity	$3,199,618	$2,593,819

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest and dividend income
Loans and leases, including fees	$25,742	$24,118	$69,538	$71,877
Taxable securities	1,832	2,484	6,542	7,692
Tax-exempt securities	1,467	1,160	4,246	3,276
Federal funds sold and other	2	139	155	327
Total interest income	29,043	27,901	80,481	83,172
Interest expense
Deposits	641	2,983	3,368	9,031
Short-term borrowings	70	90	145	188
Subordinated debentures	258	453	965	1,406
Total interest expense	969	3,526	4,478	10,625
Net interest income	28,074	24,375	76,003	72,547
Provision for loan losses	2,350	1,350	6,350	2,050
Net interest income after provision for loan losses	25,724	23,025	69,653	70,497
Noninterest income
Service charges on deposits	2,950	3,292	8,752	9,386
Other income	4,155	2,577	11,360	8,245
Total noninterest income	7,105	5,869	20,112	17,631
Other operating expense
Salaries and employee benefits	9,698	8,784	29,136	27,021
Occupancy and equipment	2,559	2,485	7,390	7,296
Other	7,046	5,819	18,630	18,280
Total other operating expense	19,303	17,088	55,156	52,597
Income before taxes	13,526	11,806	34,609	35,531
Provision for income taxes	3,170	2,854	8,144	8,855
Net income	$10,356	$8,952	$26,465	$26,676

PER SHARE DATA
Book value	$21.92	$19.85	$21.92	$19.85
Cash dividends	$0.20	$0.19	$0.60	$0.55
Earnings per share basic	$0.68	$0.58	$1.74	$1.74
Earnings per share diluted	$0.68	$0.58	$1.73	$1.73
Average shares outstanding, basic	15,192,838	15,318,580	15,215,167	15,320,041
Average shares outstanding, diluted	15,387,309	15,434,788	15,422,647	15,449,340

Total shareholders’ equity (in thousands)	$336,247	$303,353	$336,247	$303,353
Shares outstanding	15,341,723	15,284,491	15,341,723	15,284,491
Dividends paid (in thousands)	$3,039	$2,914	$9,136	$8,427

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$10,356	$8,952	$26,465	$26,676
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gain arising during period	1,867	2,363	16,806	17,855
Less: reclassification adjustment for (gains) losses included in net income (1)	—	—	(390)	(29)
Other comprehensive income, before tax	1,867	2,363	16,416	17,826
Income tax expense related to items of other comprehensive income, net of tax	(552)	(698)	(4,854)	(5,269)
Other comprehensive income	1,315	1,665	11,562	12,557
Comprehensive income	$11,671	$10,617	$38,027	$39,233
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2020 and 2019 was $0 thousand and $0 thousand respectively. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2020 and 2019 was $115 thousand and $8 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, June 30, 2019	15,332,550	$113,061	$3,237	$176,328	$4,226	$296,852
Net income				8,952		8,952
Other comprehensive income, net of tax					1,665	1,665
Exercise of stock options	6,520	76	(16)			60
Stock compensation costs			112			112
Stock repurchase	(54,579)	(340)		(1,034)		(1,374)
Cash dividends - $0.19 per share				(2,914)		(2,914)
Balance, September 30, 2019	15,284,491	$112,797	$3,333	$181,332	$5,891	$303,353

Balance, June 30, 2020	15,192,838	$112,645	$3,462	$195,147	$16,179	$327,433
Net income				10,356		10,356
Other comprehensive income, net of tax					1,315	1,315
Exercise of stock options						—
Unvested restricted stock issued	148,885					—
Stock compensation costs			182			182
Cash dividends - $0.20 per share				(3,039)		(3,039)
Balance, September 30, 2020	15,341,723	$112,645	$3,644	$202,464	$17,494	$336,247

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2018	15,300,460	$112,507	$3,066	$164,117	$(6,666)	$273,024
Net income	—	—	—	26,676	—	26,676
Other comprehensive income, net of tax	—	—	—	—	12,557	12,557
Exercise of stock options	38,610	630	(112)	—	—	518
Stock based compensation expense	—	—	379	—	—	379
Stock repurchase	(54,579)	(340)	—	(1,034)	—	(1,374)
Cash dividends - $0.55 per share	—	—	—	(8,427)	—	(8,427)
Balance, September 30, 2019	15,284,491	$112,797	$3,333	$181,332	$5,891	$303,353

Balance, December 31, 2019	15,284,538	$113,179	$3,307	$186,867	$5,932	$309,285
Net income	—	—	—	26,465	—	26,465
Other comprehensive income, net of tax	—	—	—	—	11,562	11,562
Exercise of stock options	20,350	295	(80)	—	—	215
Stock based compensation expense	148,885	—	417	—	—	417
Stock repurchase	(112,050)	(829)	—	(1,732)	—	(2,561)
Cash dividends - $0.60 per share	—	—	—	(9,136)	—	(9,136)
Balance, September 30, 2020	15,341,723	$112,645	$3,644	$202,464	$17,494	$336,247

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$26,465	$26,676
Gain on sales of securities	(390)	(29)
Loss on disposal of fixed assets	—	28
Gain on sale on foreclosed assets	(10)	(107)
Writedowns on foreclosed assets	332	77
Stock based compensation expense	417	379
Provision for loan losses	6,350	2,050
Depreciation and amortization	2,276	2,240
Net amortization on securities premiums and discounts	3,528	3,248
Accretion of discounts for loans acquired and net deferred loan fees	(502)	(712)
Increase in cash surrender value of life insurance policies	(1,997)	(1,617)
Amortization of core deposit intangible	806	806
Increase in interest receivable and other assets	(17,046)	(7,362)
Increase (decrease) in other liabilities	6,418	(1,412)
Deferred income tax benefit	(275)	(163)
Increase in value of restricted bank equity securities	(447)	(232)
Net amortization of partnership investment	1,287	1,648
Net cash provided by operating activities	27,212	25,518

Cash flows from investing activities:
Maturities and calls of securities available for sale	9,585	8,714
Proceeds from sales of securities available for sale	20,298	22,181
Purchases of securities available for sale	(71,065)	(122,579)
Principal pay downs on securities available for sale	77,980	66,864
Net purchases of FHLB stock	—	(833)
Loan originations and payments, net	(614,676)	(66,017)
Purchases of premises and equipment	(1,923)	(632)
Proceeds from sale premises and equipment	—	10
Proceeds from sales of foreclosed assets	238	7,955
Purchase of bank-owned life insurance	(196)	(366)
Liquidation of bank-owned life insurance	326	260
Proceeds from BOLI death benefit	274	—
Net cash used in investing activities	(579,159)	(84,443)

Cash flows from financing activities:
Increase in deposits	423,339	79,867
Increase (decrease) in borrowed funds	138,000	(13,900)
Increase in repurchase agreements	10,946	8,798
Cash dividends paid	(9,136)	(8,427)
Repurchases of common stock	(2,561)	(1,374)
Stock options exercised	215	518
Net cash provided by financing activities	560,803	65,482

Increase in cash and due from banks	8,856	6,557

Cash and cash equivalents
Beginning of period	80,077	74,132
End of period	$88,933	$80,689

Supplemental disclosure of cash flow information:
Interest paid	$5,067	$10,671
Income taxes paid	$10,050	$9,000
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$2,563	$27
Operating right-of-use asset pursuant to adoption on ASU 2016-02	$—	$9,712
Operating lease liability pursuant to adoption of ASU 2016-02	$—	$10,336

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of September 30, 2020, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 40 full service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, SBA loans, and mortgage warehouse lending. In addition, the bank opened a loan production office in Rocklin, CA in February 2020. The Company had total assets of $3.2 billion at September 30, 2020, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.6 billion at September 30, 2020, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

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

In January 2017 the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. This guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation, and goodwill impairment will simply be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. Entities will be required to disclose the amount of goodwill at reporting units with zero or negative carrying amounts. The amendments in this update were effective for public business entities for fiscal years beginning after December 15, 2019. In accordance with ASU 2017-04, the Company performed a qualitative analysis of goodwill during the first nine months of 2020, and determined that a quantitative analysis was not necessary at this time. Thus, we have not been required to record any goodwill impairment to date.

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

Note 4 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 257,789 shares that were granted under the 2007 Plan were still outstanding as of September 30, 2020 and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of September 30, 2020 was 405,915. Options to purchase 290,000 shares granted under the 2017 Plan were outstanding as of September 30, 2020. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option. The Company utilizes a Black-Scholes model to determine grant date fair values, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are recognized as they occur for both types of awards. A pre-tax charge of $0.2 million was reflected in the Company’s income statement during the third quarter of 2020 and $0.1 million was charged during the third quarter of 2019, as expense related to stock options and restricted stock awards. For the first nine months, the charges totaled $0.4 million in 2020 and $0.4 million in 2019.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of time-vested, non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. During the third quarter of 2020 148,885 shares were granted to employees and directors of the Company. These awards are expensed on a straight-line basis over the vesting period. As of September 30, 2020, there was $2.6 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 4.3 years.

The Company’s time-vested award activity for the nine months ended September 30, 2020 and 2019 is summarized below:

	Nine Months Ended September 30,
	2020		2019
		Weighted Averaged		Weighted Averaged
	Shares	Grant-Date Fair Value	Shares	Grant-Date Fair Value
Unnvested shares, January 1,	—	$—	—	$—
Granted	148,885	18.00	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested shares Septermber 30,	148,885	18.00	—	—

Stock Option Grants

The Company has issued equity instruments in the form of Incentive Stock Options and Nonqualified Stock Options to certain officers and directors and may continue to do so under the 2017 Plan. The exercise price of each stock option is determined at the time of the grant and may be no less than 100% of the fair market value of such stock at the time the option is granted.

The Company’s stock option activity during the nine months ended September 30, 2020 and 2019 are summarized below (dollars in thousands, except per share data, unaudited):

	Nine Months Ended September 30,
	2020				2019
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	457,959	$21.08		$3,684	453,020	$18.45		$3,150
Granted	126,000	$27.11		$—	102,000	$26.97		$—
Exercised	(19,770)	$10.87		$267	(38,610)	$13.41		$498
Canceled	(16,400)	$26.93		$—	(8,600)	$26.70		$6
Outstanding at September 30,	547,789	$22.66	6.47	$612	507,810	$20.40	6.15	$3,376
Exercisable at September 30,	373,189	$20.68	5.31	$612	368,010	$18.18	5.02	$3,248
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 15,192,838 weighted average shares outstanding during the third quarter of 2020 and 15,318,580 during the third quarter of 2019, while there were 15,215,167 weighted average shares outstanding during the first nine months of 2020 and 15,320,041 during the first nine months of 2019.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the third quarter of 2020, calculations under the treasury stock method resulted in the equivalent of 45,586 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 362,407 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the third quarter of 2019 the equivalent of 116,208 shares were added in calculating diluted earnings per share, while 261,137 anti-dilutive stock options were not factored into the computation. Likewise, for the first nine months of 2020 the equivalent of 58,595 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 344,814 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 129,299 shares and non-inclusion of 239,714 anti-dilutive options in calculating diluted earnings per share for first nine months of 2019.

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

	September 30, 2020	December 31, 2019
Commitments to extend credit	$541,355	$492,040
Standby letters of credit	$8,822	$8,619

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

At September 30, 2020, the Company was also utilizing a letter of credit in the amount of $105 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	September 30, 2020
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$88,933	$88,933	$—	$—	$88,933
Investment securities available for sale	577,278	—	577,278	—	577,278
Loans and leases, net held for investment	2,361,557	—	—	2,398,362	2,398,362
Collateral dependent impaired loans	79	—	79	—	79

Financial liabilities:
Deposits	2,591,713	975,750	1,616,025	—	2,591,775
Repurchase agreements	36,657	—	36,657	—	36,657
Short term borrowings	158,000	—	157,991	—	157,991
Subordinated debentures	35,079	—	24,222	—	24,222

	December 31, 2019
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$80,077	$80,076	$—	$—	$80,076
Investment securities available for sale	600,799	—	600,799	—	600,799
Loans and leases, net held for investment	1,753,846	—	—	1,761,461	1,761,461
Collateral dependent impaired loans	1,692	—	1,692	—	1,692

Financial liabilities:
Deposits	2,168,374	690,950	1,477,497	—	2,168,447
Repurchase agreements	25,711	—	25,711	—	25,711
Short term borrowings	20,000	—	2,000	—	2,000
Subordinated debentures	34,945	—	30,564	—	30,564

For financial asset categories that were carried on our balance sheet at fair value as of September 30, 2020 and December 31, 2019, the Company used the following methods and significant assumptions:

●	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities.
●	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

●	Foreclosed assets: Repossessed real estate (known as other real estate owned, or “OREO”) and other foreclosed assets are carried at the lower of cost or fair value. Fair value is the appraised value less expected disposition costs for OREO and some other assets such as mobile homes; fair values for any other foreclosed assets are represented by estimated sales proceeds as determined using reasonably available sources. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Fair values for other foreclosed assets are adjusted as necessary, subsequent to a periodic re-evaluation of expected cash flows and the timing of resolution. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$1,856	$—	$1,856	$—
Mortgage-backed securities	—	347,207	—	347,207	—
State and political subdivisions	—	228,215	—	228,215	—
Total available-for-sale securities	$—	$577,278	$—	$577,278	$—

	Fair Value Measurements at December 31, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$12,145	$—	$12,145	$—
Mortgage-backed securities	—	400,389	—	400,389	—
State and political subdivisions	—	188,265	—	188,265	—
Total available-for-sale securities	$—	$600,799	$—	$600,799	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

Fair Value Measurements at September 30, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	79	—	79
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	79	—	79
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total impaired loans	$—	$79	$—	$79
Foreclosed assets	$—	$2,970	$—	$2,970
Total assets measured on a nonrecurring basis	$—	$3,049	$—	$3,049

	Fair Value Measurements at December 31, 2019, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	88	—	88
Commercial real estate - non-owner occupied	—	1,604	—	1,604
Farmland	—	—	—	—
Total real estate	—	1,692	—	1,692
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total impaired loans	$—	$1,692	$—	$1,692
Foreclosed assets	$—	$800	$—	$800
Total assets measured on a nonrecurring basis	$—	$2,492	$—	$2,492

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

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
U.S. government agencies	$1,774	$82	$	$—	$1,856
Mortgage-backed securities	336,248	11,033		(74)	347,207
State and political subdivisions	214,419	13,796		—	228,215
Total securities	$552,441	$24,911		$(74)	$577,278

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$12,125	$124	$(104)	$12,145
Mortgage-backed securities	398,353	3,354	(1,318)	400,389
State and political subdivisions	181,900	6,478	(113)	188,265
Total securities	$592,378	$9,956	$(1,535)	$600,799

At September 30, 2020 and December 31, 2019, the Company had 2 securities and 198 securities, respectively, with gross unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	September 30, 2020
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	(74)	3,011	—	403
State and political subdivisions	—	—	—	—
Total	$(74)	$3,011	$—	$403

	December 31, 2019
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(32)	$3,240	$(72)	$2,689
Mortgage-backed securities	(494)	100,518	(824)	78,538
State and political subdivisions	(113)	19,762	—	—
Total	$(639)	$123,520	$(896)	$81,227

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Proceeds from sales, calls and maturities of securities available for sale	$3,390	$4,225	$29,883	$30,895
Gross gains on sales, calls and maturities of securities available for sale	—	—	433	128
Gross losses on sales, calls and maturities of securities available for sale	—	—	(43)	(99)
Net gains on sale of securities available for sale	$—	$—	$390	$29

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2020 and December 31, 2019 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	September 30, 2020
	Amortized Cost	Fair Value
Maturing within one year	$3,768	$3,806
Maturing after one year through five years	8,643	8,918
Maturing after five years through ten years	28,337	29,781
Maturing after ten years	175,445	187,565
Securities not due at a single maturity date:
Mortgage-backed securities	170,820	176,426
Collateralized mortgage obligations	165,428	170,782
	$552,441	$577,278

	December 31, 2019
	Amortized Cost	Fair Value
Maturing within one year	$7,155	$7,244
Maturing after one year through five years	17,008	17,171
Maturing after five years through ten years	33,805	34,881
Maturing after ten years	136,057	141,114
Securities not due at a single maturity date:
Mortgage-backed securities	189,554	190,488
Collateralized mortgage obligations	208,799	209,901
	$592,378	$600,799

At September 30, 2020, the Company’s investment portfolio included 352 “muni” bonds issued by 298 different government municipalities and agencies located within 29 different states, with an aggregate fair value of $228.2 million. The largest exposure to any single municipality or agency was a combined $4.0 million (fair value) in general obligation bonds issued by the Charter Township of Washington County (MI).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	September 30, 2020		December 31, 2019
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$77,976	$83,305	$59,439	$61,519
California	30,423	32,198	23,882	25,030
Washington	23,285	25,193	23,392	24,313
Other (21 & 24 states, respectively)	52,887	56,036	49,326	50,725
Total general obligation bonds	184,571	196,732	156,039	161,587

Revenue bonds
State of issuance
Texas	7,038	7,496	6,035	6,298
Washington	2,252	2,381	1,737	1,856
California	363	381	365	380
Other (15 & 13 states, respectively)	20,195	21,225	17,724	18,144
Total revenue bonds	29,848	31,483	25,861	26,678
Total obligations of states and political subdivisions	$214,419	$228,215	$181,900	$188,265

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	September 30, 2020		December 31, 2019
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$10,017	$10,536	$7,515	$7,775
Sewer	4,739	4,973	4,760	4,811
Lease	4,630	4,890	3,596	3,678
Sales tax	2,089	2,179	1,949	1,995
College and university	1,987	2,054	1,232	1,290
Other (8 and 8 sources, respectively)	6,386	6,851	6,809	7,129
Total revenue bonds	$29,848	$31,483	$25,861	$26,678

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

As of September 30, 2020, our total LIHTC investment book balance was $3.6 million, which includes $0.2 million in remaining commitments for additional capital contributions. There were $0.4 million in tax credits derived from our LIHTC investments that were recognized during the nine months ended September 30, 2020, and amortization expense of $0.5 million associated with those investments was netted against pre-tax noninterest income for the same time period. The Company also recognized a $0.8 million gain during the same period for the sale of a single fund property that was at the end of its tax credit life. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	September 30, 2020
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$75,532	$—	$—	$—	$75,532
Other construction/land	66,032	17,210	—	555	83,797
1-4 family - closed end	156,738	2,055	414	2,815	162,022
Equity lines	31,615	2,076	59	4,870	38,620
Multi-family residential	61,401	—	—	339	61,740
Commercial real estate - owner occupied	309,697	12,753	2,877	3,505	328,832
Commercial real estate - non-owner occupied	923,469	14,298	7,005	602	945,374
Farmland	110,555	13,771	3,174	464	127,964
Total real estate	1,735,039	62,163	13,529	13,150	1,823,881

Agricultural	43,529	409	1,594	250	45,782
Commercial and industrial	203,120	11,816	1,049	1,239	217,224
Mortgage warehouse	287,516	—	—	—	287,516
Consumer loans	5,546	85	11	255	5,897
Total gross loans and leases	$2,274,750	$74,473	$16,183	$14,894	$2,380,300

	December 31, 2019
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$105,979	$—	$—	$—	$105,979
Other construction/land	90,761	98	—	554	91,413
1-4 family - closed end	194,572	2,425	164	3,020	200,181
Equity lines	43,111	1,995	72	4,421	49,599
Multi-family residential	54,104	—	—	353	54,457
Commercial real estate - owner occupied	334,460	4,005	3,384	2,034	343,883
Commercial real estate - non-owner occupied	409,289	1,164	11	2,105	412,569
Farmland	142,594	1,048	132	259	144,033
Total real estate	1,374,870	10,735	3,763	12,746	1,402,114

Agricultural	47,814	217	—	5	48,036
Commercial and industrial	100,584	13,415	556	977	115,532
Mortgage warehouse	189,103	—	—	—	189,103
Consumer loans	7,245	85	25	425	7,780
Total gross loans and leases	$1,719,616	$24,452	$4,344	$14,153	$1,762,565

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets. The Company’s foreclosed assets can include mobile homes and/or OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale. Foreclosed assets totaled $3.0 million at September 30, 2020, and $0.8 million at December 31, 2019. Gross nonperforming loans totaled $7.2 million at September 30, 2020 and $5.7 million at December 31, 2019. Loans and leases are classified as nonperforming when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest. At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection. As of September 30, 2020, there were 314 customers, for a total of $424.0 million, with payment deferrals either under section 4013 of the CARES Act or the April 7, 2020 Interagency Statement. Seven of these loans totaling $2.1 million were downgraded to nonaccrual and are included in nonperforming assets. Approximately $9.0 million in accrued interest has been recognized but not collected on loans with payment deferments at September 30, 2020.

An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	September 30, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$75,532	$75,532	$—
Other construction/land	—	—	—	—	83,797	83,797	—
1-4 family - closed end	—	—	150	150	161,872	162,022	975
Equity lines	—	—	337	337	38,283	38,620	1,537
Multi-family residential	241	—	—	241	61,499	61,740	—
Commercial real estate - owner occupied	—	—	—	—	328,832	328,832	2,364
Commercial real estate - non-owner occupied	2,736	—	152	2,888	942,486	945,374	602
Farmland	—	—	447	447	127,517	127,964	464
Total real estate	2,977	—	1,086	4,063	1,819,818	1,823,881	5,942

Agricultural	150	250	—	400	45,382	45,782	250
Commercial and industrial	4,035	—	382	4,417	212,807	217,224	988
Mortgage warehouse lines	—	—	—	—	287,516	287,516	—
Consumer	9	30	—	39	5,858	5,897	6
Total gross loans and leases	$7,171	$280	$1,468	$8,919	$2,371,381	$2,380,300	$7,186
(1)	As of September 30, 2020, there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Loan Portfolio Aging

(dollars in thousands, unaudited)

	December 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$105,979	$105,979	$—
Other construction/land	16	—	—	16	91,397	91,413	31
1-4 family - closed end	485	380	659	1,524	198,657	200,181	741
Equity lines	177	10	78	265	49,334	49,599	480
Multi-family residential	—	—	—	—	54,457	54,457	—
Commercial real estate - owner occupied	1,552	—	88	1,640	342,243	343,883	1,440
Commercial real estate - non-owner occupied	500	—	1,605	2,105	410,464	412,569	2,105
Farmland	—	—	—	—	144,033	144,033	258
Total real estate	2,730	390	2,430	5,550	1,396,564	1,402,114	5,055

Agricultural	—	—	—	—	48,036	48,036	—
Commercial and industrial	160	215	—	375	115,157	115,532	651
Mortgage warehouse lines	—	—	—	—	189,103	189,103	—
Consumer	55	12	2	69	7,711	7,780	31
Total gross loans and leases	$2,945	$617	$2,432	$5,994	$1,756,571	$1,762,565	$5,737
(1)	As of December 31, 2019, there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR) if the modification constitutes a concession, excluding loan modifications that are COVID-19 related and made in accordance with the interagency guidance and the CARES Act as described in Note 3, above. At September 30, 2020, the Company had a total of $8.6 million in TDRs, including $0.9 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended September 30, 2020
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	569	—	—	—	569
Farmland	—	—	—	—	—	—
Total real estate loans	—	569	—	—	—	569
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	17	—	—	—	17
Consumer loans	—	—	—	—	—	—
Total	$—	$586	$—	$—	$—	$586

Three months ended September 30, 2019
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	233	—	—	—	233
Consumer loans	—	—	—	—	—	—
Total	$—	$233	$—	$—	$—	$233

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Nine months ended September 30, 2020
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:						$
Other construction/land	$—	$85	$—	$—	$—		85
1-4 family - closed-end	—	1,325	—	—	—		1,325
Equity lines	—	—	—	—	—		—
Multi-family residential	—	—	—	—	—		—
Commercial real estate - owner occupied	—	747	—	—	338		1,085
Farmland	—	—	—	—	—		—
Total real estate loans	—	2,157	—	—	338		2,495
Agricultural	—	—	—	—			—
Commercial and industrial	—	45	—	—	—		45
Consumer loans	—	—	—	—	—		—
Total	$—	$2,202	$—	$—	$338		$2,540

	Nine months ended September 30, 2019
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	344	—	—	—	344
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	344	—	—	—	344
Agricultural	—	—	—	—		—
Commercial and industrial	94	255	—	52	—	401
Consumer loans	—	9	—	50	—	59
Total	$94	$608	$—	$102	$—	$804

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended September 30, 2020
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	569	569	—	5
Farmland	0	—	—	—	—
Total real estate loans		569	569	—	5

Agricultural	0	—	—	—	—
Commercial and industrial	1	17	17	—	1
Consumer loans	0	—	—	—	—
Total		$586	$586	$—	$6
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended September 30, 2019
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾		Reserve
Real estate:
Other construction/land	0	$—	$—		$—	$—
1-4 family - closed-end	0	—	—		—	—
Equity lines	0	—	—		—	—
Multi-family residential	0	—	—		—	—
Commercial real estate - owner occupied	0	—	—		—	—
Farmland	0	—	—		—	—
Total real estate loans		—	—		—	—

Agricultural	0	—	—		—	—
Commercial and industrial	3	233	233		(40)	9
Consumer loans	0	—	—		—	—
Total		$233	$233	$	$(40)	$9
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Nine months ended September 30, 2020
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	1	$86	$85	$40	$41
1-4 family - closed-end	1	1,325	1,325	10	—
Equity lines	0	`	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	3	1,085	1,085	8	6
Farmland	0	—	—	—	—
Total real estate loans		2,496	2,495	58	47

Agricultural	0	—	—	—	—
Commercial and industrial	2	45	45	2	2
Consumer loans	0	—	—	—	—
Total		$2,541	$2,540	$60	$49
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Nine months ended September 30, 2019
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	2	344	344	—	1
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		344	344	—	1

Agricultural	0	—	—	—	—
Commercial and industrial	7	401	401	(59)	10
Consumer loans	2	59	59	(47)	2
Total		$804	$804	$(106)	$13
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The Company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the nine-month periods ended September 30, 2020 and 2019.

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

Our acquisition of Santa Clara Valley Bank in 2014 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	September 30, 2020
	Unpaid Principal Balance	Carrying Value
Real estate secured	$79	$79
Total purchased credit impaired loans	$79	$79

	December 31, 2019
	Unpaid Principal Balance	Carrying Value
Real estate secured	$88	$—
Total purchased credit impaired loans	$—	$—

There was no allowance for loan losses allocated for PCI loans as of September 30, 2020, however, an allowance totaling $0.1 million was allocated for PCI loans as of December 31, 2019. There was no discount accretion recorded on PCI loans during the nine months ended September 30, 2020.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $0.7 million at September 30, 2020 and $0.6 million at December 31, 2019.

Impaired Loans

(dollars in thousands, unaudited)

	September 30, 2020
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$555	$555	$170	$571	$32
1-4 family - closed-end	1,855	1,855	50	1,896	77
Equity lines	3,571	3,518	307	3,628	94
Multi-family residential	339	339	17	345	18
Commercial real estate- owner occupied	1,319	1,319	8	1,333	27
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate	7,639	7,586	552	7,773	248
Agricultural	250	250	250	250	—
Commercial and industrial	888	869	344	936	10
Consumer loans	294	255	88	280	17
Subtotal	9,071	8,960	1,234	9,239	275
With no related allowance recorded
Real estate:
Other construction/land	117	—	—	6	—
1-4 family - closed-end	984	960	—	968	—
Equity lines	1,377	1,352	—	1,371	3
Commercial real estate- owner occupied	2,306	2,186	—	2,261	—
Commercial real estate- non-owner occupied	602	602	—	626	—
Farmland	464	464	—	466	—
Total real estate	5,850	5,564	—	5,698	3
Agricultural	—	—	—	—	—
Commercial and industrial	391	370	—	371	—
Consumer loans	7	—	—	—	—
Subtotal	6,248	5,934	—	6,069	3
Total	$15,319	$14,894	$1,234	$15,308	$278
(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans

(dollars in thousands, unaudited)

	December 31, 2019
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$656	$537	$157	$563	$32
1-4 family - closed-end	2,298	2,298	58	2,365	146
Equity lines	4,173	4,120	252	4,185	200
Multi-family residential	353	353	17	361	23
Commercial real estate- owner occupied	593	593	6	606	38
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	237	237	3	256	—
Total real estate	8,310	8,138	493	8,336	439
Agricultural	5	5	1	6	—
Commercial and industrial	915	896	219	1,140	29
Consumer loans	464	425	114	469	35
Subtotal	9,694	9,464	827	9,951	503
With no related allowance recorded
Real estate:
Other construction/land	52	17	—	577	4
1-4 family - closed-end	755	722	—	726	—
Equity lines	326	301	—	310	5
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	1,560	1,440	—	1,477	—
Commercial real estate- non-owner occupied	3,295	2,105	—	3,267	—
Farmland	22	22	—	25	—
Total real estate	6,010	4,607	—	6,382	9
Agricultural	—	—	—	—	—
Commercial and industrial	102	81	—	162	—
Consumer loans	9	—	—	140	15
Subtotal	6,121	4,688	—	6,684	24
Total	$15,815	$14,152	$827	$16,635	$527
(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired, and current appraisals were available or in process for 55% of the Company’s impaired real estate loan balances at September 30, 2020. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $14.4 million at September 30, 2020.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended September 30, 2020, although as outlined in Note 3 to the consolidated financial statements we will substantially update our methodology upon the implementation of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update ASU 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326) when the earlier of the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. Moreover, we will continue to enhance our methodology as needed in order to comply with regulatory and accounting requirements, keep pace with the size and complexity of our loan and lease portfolio, and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended September 30, 2020
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance	$8,850	$232	$3,615	$849	$14	$13,560
Charge-offs	—	—	(327)	(234)	—	(561)
Recoveries	4	—	35	198	—	237
Provision	1,906	244	159	34	7	2,350
Ending balance	$10,760	$476	$3,482	$847	$21	$15,586

	Nine months ended September 30, 2020
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Charge-offs	—	—	(419)	(1,137)	—	(1,556)
Recoveries	78	—	83	708	—	869
Provision	5,047	283	1,133	(2)	(111)	6,350
Ending balance	$10,760	$476	$3,482	$847	$21	$15,586
Reserves:
Specific	$552	$250	$344	$88	$—	$1,234
General	10,208	226	3,138	759	21	14,352
Ending balance	$10,760	$476	$3,482	$847	$21	$15,586
Loans evaluated for impairment:
Individually	$13,150	$250	$1,239	$255	$—	$14,894
Collectively	1,810,731	45,532	503,501	5,642	—	2,365,406
Ending balance	$1,823,881	$45,782	$504,740	$5,897	$—	$2,380,300

	Year ended December 31, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,831	$256	$2,394	$1,239	$30	$9,750
Charge-offs	(1,190)	—	(1,274)	(2,409)	—	(4,873)
Recoveries	647	—	690	1,159	—	2,496
Provision	347	(63)	875	1,289	102	2,550
Ending balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Reserves:
Specific	$493	$1	$219	$114	$—	$827
General	5,142	192	2,466	1,164	132	9,096
Ending balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Loans evaluated for impairment:
Individually	$12,746	$5	$977	$425	$—	$14,153
Collectively	1,389,368	48,031	303,658	7,355	—	1,748,412
Ending balance	$1,402,114	$48,036	$304,635	$7,780	$—	$1,762,565
(1)	Includes mortgage warehouse lines.

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended September 30, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,969	$201	$2,569	$1,132	$12	$9,883
Charge-offs	—	—	(57)	(640)	—	(697)
Recoveries	187	—	172	305	—	664
Provision	568	(10)	177	629	(14)	1,350
Ending balance	$6,724	$191	$2,861	$1,426	$(2)	$11,200

	Nine months ended September 30, 2019
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,831	$256	$2,394	$1,239	$30	$9,750
Charge-offs	—	—	(891)	(1,753)	—	(2,644)
Recoveries	516	—	646	882	—	2,044
Provision	377	(65)	712	1,058	(32)	2,050
Ending balance	$6,724	$191	$2,861	$1,426	$(2)	$11,200
Reserves:
Specific	$1,691	$1	$133	$234	$—	$2,059
General	5,033	190	2,728	1,192	(2)	9,141
Ending balance	$6,724	$191	$2,861	$1,426	$(2)	$11,200
Loans evaluated for impairment:
Individually	$14,265	$6	$810	$706	$—	$15,787
Collectively	1,393,489	49,099	331,840	7,445	—	1,781,873
Ending balance	$1,407,754	$49,105	$332,650	$8,151	$—	$1,797,660
(1)	Includes mortgage warehouse lines.

Note 12 – Operating Leases

We lease space under non-cancelable operating leases for 21 branch locations, three off-site ATM locations, one administrative building, one loan production office and a warehouse. Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs). Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component, but are separately accounted for in occupancy expense. The Company recognized lease expense of $1.7 million for both nine-month periods ended September 30, 2020 and 2019. Most leases include one or more renewal options available to exercise. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the nine months ended September 30, 2020.

At September 30, 2020, the Company’s right-of-use assets and operating lease liabilities were $7.0 million and $7.5 million, respectively. The weighted average remaining lease term for the lease liabilities was 7.0 years, and the weighted average discount rate of remaining payments was 5.5 percent. There were no lease liabilities from new right-of-use assets obtained during the nine months ended September 30, 2020. Cash paid on operating leases was $1.4 million for the nine months ended September 30, 2020.

Maturities of our lease liabilities for all operating leases are as follows (dollars in thousands, unaudited):

September 30, 2020
2020 (1)	$560
2021	1,983
2022	1,571
2023	1,113
2024	749
Thereafter	3,196
Total	9,172
Less: present value discount	(1,635)
Lease liability (2)	$7,537
(1)	Contractual maturities for the three months remaining in 2020.
(2)	Lease liability is included in other liabilities.

The following table presents the future minimum rental payments under leases with terms in excess of one year as of December 31, 2019 presented in accordance with ASC Topic 840, “Leases”:

December 31, 2019
2020	$2,235
2021	2,023
2022	1,574
2023	1,113
2024	749
Thereafter	3,196
Total undiscounted lease payments	$10,890

Note 13 – Revenue Recognition.

The Company utilizes the guidance found in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), when accounting for certain noninterest income. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sufficient information should be provided to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s revenue streams that are within the scope of and accounted for under Topic 606 include service charges on deposit accounts, debit card interchange fees, and fees levied for other services the Company provides its customers. The guidance does not apply to revenue associated with financial instruments such as loans and investments, and other noninterest income such as loan servicing fees and earnings on bank-owned life insurance, which are accounted for on an accrual basis under other provisions of GAAP. In total, approximately 32.8% and 30.7% of the Company’s noninterest revenue was outside of the scope of the ASC 606 for the three- and nine-month periods ended September 30, 2020, respectively.

All of the company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income, except for gains on the sale of OREO which is classified as noninterest expense. The following table presents the Company’s sources of noninterest income for the three- and nine-month periods ended September 30, 2020 and 2019. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,160	$1,766	$3,785	$4,990
Other service charges on deposits	1,790	1,526	4,967	4,396
Debit card interchange income	1,828	1,698	5,183	4,897
Loss on limited partnerships(1)	(716)	(728)	(1,031)	(1,628)
Dividends on equity investments(1)	190	188	524	594
Unrealized gains recognized on equity investments(1)	—	—	447	232
Net gains on sale of securities(1)	—	—	390	29
Other(1)	2,853	1,419	5,847	4,121
Total noninterest income	$7,105	$5,869	$20,112	$17,631

Noninterest expense
Salaries and employee benefits (1)	$9,698	$8,784	$29,136	$27,021
Occupancy expense (1)	2,559	2,485	7,390	7,296
Gain on sale of OREO	(12)	(70)	(10)	(107)
Other (1)	7,058	5,889	18,640	18,387
Total noninterest expense	$19,303	$17,088	$55,156	$52,597
(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to, the risk of unfavorable economic conditions in the Company’s market areas; risks associated with the current national emergency with respect to COVID-19 including the impact that national, state, and local responses, including shelter-at-home orders and limitations on business and personal activity as well as any stimulus or relief efforts, have on customers’ ability to repay loans or to resume normal payments following the end of COVID-19 related deferrals granted by the Bank; the Company’s implementation of CECL; the ability for the Company to serve its customers with modified branch operations as well as social distancing guidelines and mandates under state and local stay-at-home orders; risks associated with fluctuations in interest rates or a sustained low interest rate environment; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of acquisitions or branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject. Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2019 and in Item 1A, herein.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2020 compared to Third Quarter 2019

Third quarter 2020 net income was $10.4 million, or $0.68 per diluted share, compared to $9.0 million, or $0.58 per diluted share in the third quarter of 2019. The Company’s annualized return on average equity was 12.34% and annualized return on average assets was 1.34% for the quarter ended September 30, 2020, compared to 11.78% and 1.36%, respectively, for the same quarter in 2019. The primary drivers behind the variance in third quarter net income are as follows:

●	The $3.7 million increase in net interest income is due to a $1.1 million increase in interest income due mostly to higher loan volumes partially offset by lower rates and lower interest expense, as well as a $2.6 million decrease in interest expense due to an increase in noninterest bearing deposits and lower rates on the remaining deposits. The provision for loan & lease losses was $1.0 million higher due to the increase in core loan volume and relative uncertainty in the economy.

●	The $1.2 million favorable increase in noninterest income is due to a $0.8 million gain from the disposal of a low-income housing tax credit fund investment, and a $0.7 million increase in bank-owned life insurance (BOLI) income. These increases were partially offset by a $0.3 million decline in customer service charges.

●	Noninterest expense increased by $2.2 million, due mostly to a $1.1 million increase in salaries, a $0.4 million increase in foreclosed asset expenses, and a $0.5 million increase in director’s deferred compensation.

Nine months ended 2020 compared to nine months ended 2019

Net income for the first nine months of 2020 was $26.5 million, or $1.73 per diluted share, compared to $26.7 million, or $1.73 per diluted share for the first nine months of 2019. The Company’s annualized return on average equity was 10.90% and annualized return on average assets was 1.26% for the nine months ended September 30, 2020, compared to a return on equity of 12.33% and return on assets of 1.40% for the nine months ended September 30, 2019. The primary drivers behind the variance in year-to-date net income are as follows:

●	Net interest income was up $3.5 million or 5% due to the increase in volume of interest earning assets and the favorable impact of a 54 basis point decrease in yield on interest bearing liabilities.

●	The Company’s provision for loan and lease losses was $6.4 million in the first nine months of 2020 relative to $2.1 million for the first nine months of 2019. Organic loan growth specifically non-owner occupied commercial real estate combined with the uncertainties surrounding the economy due to the COVID-19 pandemic, necessitated the $4.3 million increase in the comparative periods,.

●	Noninterest income increased by $2.5 million, or 14%, due mostly to a $0.4 million increase in BOLI income, a $1.4 million gain from the wrap up of low-income housing tax credit fund investments, a decrease of $0.6 million in low-income housing tax credit fund expenses, an increase of $0.2 million in the valuation gain of restricted equity investments owned by the Company and a $0.4 million gain on the sale of debt securities from the restructuring of the portfolio in the second quarter.

●	Noninterest expense increased by $2.6 million or 5% due mostly to the same reasons outlined above in the quarterly comparison.

FINANCIAL CONDITION SUMMARY

September 30, 2020 relative to December 31, 2019

The Company’s assets totaled $3.2 billion at September 30, 2020 relative to $2.6 billion at December 31, 2019. The following provides a summary of key balance sheet changes during the first nine months of 2020:

●	The Company’s balance of cash and cash equivalents was up by $8.9 million, or 11% from December 31, 2019, to support fluctuations in month end mortgage warehouse line utilization.
●	Securities available-for-sale were $577.3 million at September 30, 2020, a decrease of $23.5 million, or 4% from December 31, 2019. The Company sold approximately $20.3 million in certain debt securities during the first half of 2020 as an effort to restructure the portfolio, selling smaller-balance or variable rate SBA and FNMA bonds, as well as certain municipal securities with potential higher credit risk. Those sales were mostly offset by bond purchases. During the third quarter of 2020 however, regular principal paydowns were generally not replaced to offset organic growth in the commercial real estate loan portfolio.

●	Year-to-date 2020 loan growth of $611.8 million, or 35%, was highlighted by a $435.7 million increase in non-agricultural real estate loans, as well as a $98.4 million increase in mortgage warehouse lines, and $123.6 million of Paycheck Protection Program (PPP) loans. Foreclosed assets increased $2.2 million, to $3.0 million during the first nine months of 2020. This increase was mostly due to $2.1 million in one commercial real estate credit. The single loan which moved to foreclosed assets during the first nine months of 2020, has a pending sale contract, expected to close in the fourth quarter of 2020.

●	Deposits increased by $423.3 million, or 20% during 2020. The growth in deposits came primarily from noninterest bearing or low-cost transaction and savings accounts, while higher-cost time deposits decreased.

●	Short-term borrowings increased by $138.0 million to $158.0 million at September 30, 2020. This increase was due to additional Federal Home Loan Bank (FHLB) overnight borrowings to partially fund loan growth including PPP loans and increased utilization of mortgage warehouse lines at September 30, 2020. Ten million of these FHLB advances were “interest-free”, given to all member banks as part of the FHLB’s “Zero Interest Recovery Advance” program to provide immediate relief to property owners, businesses, and other customers struggling with the financial impacts of the pandemic.

●	Total shareholders’ equity of $336.2 million at September 30, 2020 reflects an increase of $27.0 million, or 9%, relative to year-end 2019 due to capital from the addition of net income, a $11.6 million favorable swing in accumulated other comprehensive income/loss, stock options exercised, net of $9.1 million in dividends paid and $2.6 million in stock repurchases prior to March 15, 2020.

IMPACT OF CORONAVIRUS DISEASE 2019 (COVID-19) PANDEMIC ON THE COMPANY’S OPERATIONS

Overview

On January 31, 2020, the United States Department of Health and Human Services declared a public health emergency with respect to the Coronavirus Disease 2019 (COVID-19). Subsequent to this date, federal, state, and local governmental agencies, regulatory agencies, and the Federal Reserve Board took actions impacting the Company including these more significant items:

●	On March 3, 2020, the Federal Open Market Committee (FOMC) of the Federal Reserve Board lowered the federal funds rate by 50 basis points in its first emergency move since October 2008.
●	On March 4, 2020, the Governor of the state of California declared a state of emergency to help make additional resources available and formalize emergency actions to address COVID-19.

●	On March 6, 2020, the Federal Financial Institutions Examination Council (FFIEC) issued guidance to financial institutions reminding them to include pandemic planning in business continuity plans.
●	Starting on March 9, 2020, the Board of Governors of the Federal Reserve System, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, National Credit Union Administration, Office of the Comptroller of the Currency, and Conference of State Bank Supervisors began issuing various Interagency Guidance Statements to encourage financial institutions to meet the financial needs of customers affected by the Coronavirus.
●	On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.
●	On March 15, 2020, the FOMC of the Federal Reserve Board lowered the federal funds rate by 100 basis points in its second emergency move in two weeks, this time on a Sunday. In addition, the FOMC announced that it would let banks borrow from the discount window for up to 90 days, reduced the reserve requirement ratios to zero percent, united with five other central banks to ensure dollars are available via swap lines, and increased bond holdings by at least $700 billion.
●	Effective March 20, 2020, the state of California ordered the closure of all non-essential workplaces, restricting non-essential travel, and ordering a state-wide shelter-in-place order. This was followed by extensions of these orders in April and many local municipalities in which the Company operates issued orders mandating additional requirements to protect their citizens. Although many counties in California began phased reopening plans, due to recent increases in cases effective July 13, 2020, the Governor ordered that dine-in restaurants, wineries and tasting rooms, movie theaters, family entertainment centers, zoos and museums, and cardrooms immediately close all indoor operations. Effective August 31, 2020, a new simplified, four-tier guideline was implemented for counties to reopen. Counties must remain in a tier for at least three weeks before moving to the next tier.
●	On March 22, 2020, the federal financial institution regulatory agencies (the agencies) issued guidance to financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (TDRs). The guidance was subsequently modified on April 7, 2020 to conform with Section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act. Further interagency guidance for financial institutions was issued in June, August, and September 2020.
●	On March 27, 2020, the CARES Act was enacted by Congress and signed into law by the President to address the impact of the COVID-19 on the economy. Among other things, the CARES Act provided banking institutions with the option of deferring the implementation of the Current Expected Credit Loss (“CECL”) accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326) until later in 2020; confirmed that certain loan modifications would not be treated as a TDR; authorized the Small Business Administration to create the Paycheck Protection Program (PPP) which allows banking institutions to offer a certain amount of forgivable loans to primarily assist with funding payroll for small businesses; and provides a temporary reduction to the minimum ratio under the Community Bank Leverage Ratio framework.

Impact of COVID-19 on the Company’s Operations

●	The Company has had an $8.4 million increase in classified assets, including $2.1 million in non-accrual loans as a result of COVID-19 due to loans modified under the Interagency Guidance that are either not expected to make all principal and interest payments in a timely manner, or will need further modifications or assistance. Further, we have not experienced any charge-offs as a result of COVID-19. Starting in April 2020, the Company took actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA Paycheck Protection Program (PPP) loans. For further information on the principal and interest deferrals, please see the “Nonperforming Assets” section below. However, the uncertainty of national and local economic conditions had a material impact on our provision for loan and lease losses. The Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. Although this deferral will still require CECL to be implemented as of January 1, 2020, the Company believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. The most significant unknown factor is how long economic activity will be impacted by COVID-19, and in turn how deeply that will impact the markets in which we operate. Therefore, more time was needed to assess the impact of this economic uncertainty and related actions taken such as the stimulus provisions of the CARES Act on the Company’s allowance for loan and lease losses under the CECL methodology.
●	In addition to the expected increase in provision for loan losses, the Company expects that net interest income could be adversely impacted over time given pressure on net interest margin as a result of the FOMC’s emergency rate cuts in March 2020. For example, our net interest margin for the nine months ended September 30, 2020, was 3.97%, compared to a net interest margin of 4.20% for the same period in 2019. New loans booked in 2020 have been at lower rates and although deposit costs have also declined, deposit costs were already low or at their floors prior to these interest rate cuts. Further, the stay-at-home order and record unemployment resulting from the COVID-19 pandemic has reduced consumer spending which has reduced our fee income, primarily from overdraft activity.
●	The COVID-19 pandemic has not adversely affected our capital or financial resources as of September 30, 2020. During the first nine months of 2020, total shareholders’ equity increased by $27.0 million, or 9%, to $336.2 million. A large component of this was an $11.6 million increase in accumulated other comprehensive income as a result of increases in the value of our investment portfolio due to lower interest rates. If interest rates rise, this component of equity would be expected to decline. In addition, the Company earned $26.5 million in net income in the first nine months of 2020 and paid dividends of $9.1 million. The Company also declared a twenty cent per share dividend to be paid on November 12, 2020. Although presently not expected, if the Company were to incur significant credit losses as a result of COVID-19’s impact on our customers’ ability to repay loans, capital could be adversely impacted. With respect to liquidity, the Company maintains strong primary and secondary liquidity sources as further described under “Liquidity and Market Risk Management” below.
●	While we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet, this could change in future periods. Certain valuation assumptions and judgments continue to change to account for pandemic-related circumstances such as widening credit spreads. However, we do not anticipate any significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of September 30, 2020, our goodwill was not impaired. The Company performed a qualitative assessment of its goodwill at September 30, 2020 and concluded that it was not more likely than not that a goodwill impairment exists. The Company will continue to monitor its goodwill recorded on the balance sheet for potential impairment. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At September 30, 2020, we had goodwill of $27.4 million which represented 8% of total equity.
●	The Company continues to serve its customers. Out of our 40 branch locations, four are open with limited lobby hours, while 8 branches have limited lobby hours and a drive-up or walk-up facility. 23 branches are open for drive-up or walk-up only and five branches are currently closed except by appointment. Approximately 75% of our back-office and corporate employees are working remotely and it has not adversely affected our operations. In addition, none of our internal controls have changed or are expected to change as a result of the remote work arrangements other than the use of remote approvals. The Company is prepared to continue operating in this manner until it is safe to begin bringing those working remotely back to our corporate offices and branches.
●	To date, the Company did not experience any challenges in implementing its business continuity plans. The Company’s Risk Management team began preparing in late January and early February with ordering of supplies such as hand sanitizer, masks and cleaning supplies, as well as laptops for those who did not have one.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income increased $3.7 million to $28.1 million, for the third quarter of 2020 over the third quarter of 2019, and increased $3.5 million to $76.0 million for the first nine months of 2020 relative to the same period in 2019. For the third quarter of 2020, growth in average interest-earning assets totaled $452.8 million, or 19%, as compared to the third quarter of 2019. Although the yield on these balances was 56 basis points lower for the same period, the decrease in our cost of interest-bearing liabilities for the same period was 66 basis points resulting in an overall decline in margin of 11 basis points. Net interest income for the comparative year-to-date periods increased $3.5 million as the increase in volume of interest earning assets and favorable change in our deposit mix more than made up for the decrease in margin.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	September 30, 2020			September 30, 2019
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$6,942	$2	0.11%	$23,447	$139	2.35%
Taxable	366,046	1,832	1.99%	426,523	2,484	2.31%
Non-taxable	227,283	1,467	3.25%	169,109	1,160	3.44%
Total investments	600,271	3,301	2.45%	619,079	3,783	2.62%

Loans and leases:(3)
Real estate	1,700,241	20,467	4.79%	1,425,093	19,858	5.53%
Agricultural	47,733	435	3.63%	50,394	753	5.93%
Commercial	226,511	2,485	4.36%	117,414	1,461	4.94%
Consumer	6,226	236	15.08%	8,467	354	16.59%
Mortgage warehouse lines	262,593	2,087	3.16%	169,786	1,646	3.85%
Other	1,868	32	6.82%	2,458	46	7.42%
Total loans and leases	2,245,172	25,742	4.56%	1,773,612	24,118	5.39%
Total interest earning assets (4)	2,845,443	29,043	4.12%	2,392,691	27,901	4.68%
Other earning assets	13,190			12,743
Non-earning assets	215,819			199,447
Total assets	$3,074,452			$2,604,881
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$140,634	$75	0.21%	$115,971	$87	0.30%
NOW	516,915	89	0.07%	446,974	133	0.12%
Savings accounts	354,331	51	0.06%	290,221	79	0.11%
Money market	126,567	28	0.09%	120,196	53	0.17%
Certificates of deposit, under $100,000	76,000	65	0.34%	89,711	276	1.22%
Certificates of deposit, $100,000 or more	352,171	318	0.36%	409,861	2,091	2.02%
Brokered deposits	29,696	15	0.20%	44,946	264	2.33%
Total interest bearing deposits	1,596,314	641	0.16%	1,517,880	2,983	0.78%
Borrowed funds:
Federal funds purchased	1,516	1	0.26%	79	—	—
Repurchase agreements	39,268	40	0.41%	25,104	26	0.41%
Short term borrowings	66,812	29	0.17%	11,909	64	2.13%
TRUPS	35,052	258	2.93%	34,876	453	5.15%
Total borrowed funds	142,648	328	0.91%	71,968	543	2.99%
Total interest bearing liabilities	1,738,962	969	0.22%	1,589,848	3,526	0.88%
Demand deposits - noninterest bearing	958,233			668,139
Other liabilities	43,521			45,488
Shareholders' equity	333,736			301,406
Total liabilities and shareholders' equity	$3,074,452			$2,604,881
Interest income/interest earning assets			4.12%			4.68%
Interest expense/interest earning assets			0.14%			0.59%
Net interest income and margin(5)		$28,074	3.98%		$24,375	4.09%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $1,302 thousand and $(137) thousand for the quarters ended September 30, 2020 and 2019, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(dollars in thousands, unaudited)
	For the nine months ended			For the nine months ended
	September 30, 2020			September 30, 2019
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$32,332	$155	0.64%	$17,948	$327	2.44%
Taxable	392,617	6,542	2.22%	423,668	7,692	2.43%
Non-taxable	213,294	4,246	3.36%	153,763	3,276	3.61%
Total investments	638,243	10,943	2.52%	595,379	11,295	2.73%

Loans and leases:(3)
Real estate	1,524,821	57,544	5.04%	1,449,603	60,057	5.54%
Agricultural	48,022	1,470	4.09%	50,742	2,326	6.13%
Commercial	168,574	4,661	3.69%	120,011	4,575	5.10%
Consumer	6,822	831	16.27%	8,615	961	14.91%
Mortgage warehouse lines	204,839	4,884	3.18%	110,776	3,812	4.60%
Other	3,302	148	5.99%	2,995	146	6.52%
Total loans and leases	1,956,380	69,538	4.75%	1,742,742	71,877	5.51%
Total interest earning assets (4)	2,594,623	80,481	4.20%	2,338,121	83,172	4.81%
Other earning assets	13,074			12,312
Non-earning assets	206,816			204,480
Total assets	$2,814,513			$2,554,913
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$121,246	$209	0.23%	$111,808	$248	0.30%
NOW	485,176	295	0.08%	440,443	393	0.12%
Savings accounts	326,730	170	0.07%	289,263	230	0.11%
Money market	123,149	101	0.11%	124,090	136	0.15%
Certificates of deposit, under $100,000	78,239	270	0.46%	90,103	843	1.25%
Certificates of deposit, $100,000 or more	365,532	2,104	0.77%	397,115	6,308	2.12%
Brokered deposits	30,135	219	0.97%	47,594	873	2.45%
Total interest bearing deposits	1,530,207	3,368	0.29%	1,500,416	9,031	0.80%
Borrowed funds:
Federal funds purchased	511	1	0	398	1	0
Repurchase agreements	33,676	101	0.40%	21,389	64	0.40%
Short term borrowings	28,299	43	0.20%	6,972	123	2.36%
TRUPS	35,008	965	3.68%	34,830	1,406	5.40%
Total borrowed funds	97,494	1,110	1.52%	63,589	1,594	3.35%
Total interest bearing liabilities	1,627,701	4,478	0.37%	1,564,005	10,625	0.91%
Demand deposits - noninterest bearing	822,882			658,784
Other liabilities	39,646			42,752
Shareholders' equity	324,284			289,372
Total liabilities and shareholders' equity	$2,814,513			$2,554,913
Interest income/interest earning assets			4.20%			4.81%
Interest expense/interest earning assets			0.23%			0.61%
Net interest income and margin(5)		$76,003	3.97%		$72,547	4.20%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $942 thousand and $(314) thousand for the nine months ended September 30, 2020 and 2019, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2020 over 2019			2020 over 2019
	Increase (decrease) due to			Increase (decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$(98)	$(39)	$(137)	$262	$(434)	$(172)
Taxable	(352)	(300)	(652)	(564)	(586)	(1,150)
Non-taxable	399	(92)	307	1,268	(298)	970
Total investments	(51)	(431)	(482)	966	(1,318)	(352)
Loans and leases:
Real estate	3,834	(3,225)	609	3,116	(5,629)	(2,513)
Agricultural	(40)	(278)	(318)	(125)	(731)	(856)
Commercial	1,358	(334)	1,024	1,851	(1,765)	86
Consumer	(94)	(24)	(118)	(200)	70	(130)
Mortgage warehouse	900	(459)	441	3,237	(2,165)	1,072
Other	(11)	(3)	(14)	15	(13)	2
Total loans and leases	5,947	(4,323)	1,624	7,894	(10,233)	(2,339)
Total interest earning assets	$5,896	$(4,754)	$1,142	$8,860	$(11,551)	$(2,691)
Liabilities
Interest bearing deposits:
Demand deposits	$19	(31)	$(12)	$21	$(60)	$(39)
NOW	21	(65)	(44)	40	(138)	(98)
Savings accounts	17	(45)	(28)	30	(90)	(60)
Money market	3	(28)	(25)	(1)	(34)	(35)
Certificates of deposit, under $100,000	(42)	(169)	(211)	(111)	(462)	(573)
Certificates of deposit, $100,000 or more	(294)	(1,479)	(1,773)	(502)	(3,702)	(4,204)
Brokered deposits	(90)	(159)	(249)	(320)	(334)	(654)
Total interest bearing deposits	(366)	(1,976)	(2,342)	(843)	(4,820)	(5,663)
Borrowed funds:
Repurchase agreements	15	(1)	14	37	—	37
Short term borrowings	295	(330)	(35)	376	(456)	(80)
TRUPS	2	(197)	(195)	7	(448)	(441)
Total borrowed funds	312	(527)	(215)	420	(904)	(484)
Total interest bearing liabilities	(54)	(2,503)	(2,557)	(423)	(5,724)	(6,147)
Net interest income	$5,950	$(2,251)	$3,699	$9,283	$(5,827)	$3,456

The volume variance calculated for the third quarter of 2020 relative to the third quarter of 2019 was a favorable $6.0 million due to higher average balances of interest-earning assets, resulting from organic growth in commercial real estate loans, growth in commercial loans due to our participation in the SBA PPP program and higher utilization of mortgage warehouse lines. Given the low rate environment, loan demand for our mortgage warehouse lines have increased, as demonstrated by the $0.9 million favorable volume variance. There was an unfavorable rate variance of $2.3 million for the comparative quarters, since the weighted average yield on interest-earning assets fell by 56 basis points and the weighted average cost of interest-bearing liabilities decreased by 66 basis points. The rate variance was negatively impacted by the following factors: A shift in our earning asset mix into lower-yielding loans and investments; increased line utilization of mortgage warehouse lines, $123.62 million in low-yielding SBA PPP loans; partially offset by lower costs of time-deposits and other interest-bearing liabilities. The average fees on the SBA PPP loans was approximately 4.0%. These fees, net of loan costs, are being accreted over the stated life of the loan (generally two years), net of loan costs. Our customers with an SBA PPP loan are generally eligible to apply for loan forgiveness after 24 weeks, however there is pending legislation regarding the forgiveness process that could impact loans of less than $150,000. After the 24-week covered period, PPP borrowers have ten months to apply for forgiveness. During this period, payments are not due on the loan. If a loan is forgiven, upon repayment of principal and interest by the SBA, any unaccreted fee income, net of unamortized costs, would be recognized as interest income at such time.

The volume variance calculated for the first nine months of 2020 relative to the first nine months of 2019 reflects a favorable variance of $9.3 million and an unfavorable rate variance of $5.8 million. As with the discussion of the volume and rate variances for the quarter, the same is true for the first nine months. The growth in interest earning assets was offset by the 61 basis point decrease in yield while interest bearing liabilities increased $63.7 million with a 54 basis point drop in cost. The decrease in rate on interest bearing liabilities more than offset the net volume/rate decrease in interest earning assets and resulted in a favorable $3.5 million net volume/rate difference. The Company’s net interest margin for the first nine months of 2020 was 3.97%, as compared to 4.20% in the first nine months of 2019.

The FOMC lowered rates by a total of 150 basis points in March 2020 in two separate emergency actions. These actions have had an unfavorable impact on our net interest margin for the quarter and year to date periods as compared to the same period in 2019, and will most likely have the same unfavorable impact on net interest margin through the end of 2020. At September 30, 2020, approximately 12% of our total portfolio, or $273.7 million, consists of variable rate loans. Of these variable rate loans, approximately $93.9 million have floors that limited the overall reduction in rates in the first nine months. At September 30, 2020, our outstanding fixed rate loans represented 28% of our loan portfolio. The remaining 60% of our loan portfolio at September 30, 2020 consists of adjustable rate loans. However, the majority of these loans (approximately $1.1 billion) will not adjust for at least another 3 years. Approximately $68.8 million of these adjustable rate loans will reprice in the next quarter.

In addition, as described below under Nonperforming Assets, as of September 30, 2020, the Company has modified approximately $405.9 million of loans under either Section 4013 of the CARES Act or the April 7, 2020 Interagency statement that offered some practical expedients for loan modifications. These modifications generally provide for a six-month deferral of both interest and principal. As of September 30, 2020, there is approximately $9.0 million of accrued but uncollected interest related to such modifications. If a portion of this interest is uncollectible, it could be partially or fully written off and could impact interest income recognition in future quarters.

Cash balances were increased on September 30, 2020 in anticipation of mortgage warehouse line utilization. For the quarterly comparisons, average volumes were lower than the same period in 2019 mitigating the unfavorable net volume and rate variance however, for the year to date comparisons the average volume was higher contributing to the unfavorable net volume rate variance since cash balances earned considerably lower yields than other earning assets. It is expected that these balances will return to more normalized levels towards the end 2020 when the normal seasonal volatility reduces the utilization on mortgage warehouse lines.

Overall average investment securities decreased by $2.3 million for the quarter ending September 30, 2020 as compared to September 30, 2019 and by $28.5 million for the first nine months of 2020, as compared to the same period in 2019. Average non-taxable securities increased for both the quarterly and first nine month periods by $58.2 million and $59.5 million respectively. The overall investment portfolio had a tax-equivalent yield of 2.74% at September 30, 2020, with an average life of 4.2 years.

Interest expense was $1.0 million in the third quarter of 2020, a decline of $2.6 million, or 73%, compared to the third quarter of 2019 and was $4.5 million in the first nine months of 2020, a decline of $6.1 million or 58%, compared to the first nine months of 2019. The significant decline in interest expense for both the quarter and the first nine months is attributable to a favorable shift in deposit mix as average total time deposits declined by $86.7 million in the third quarter of 2020 as compared to the same quarter in 2019 and by $60.9 million for the first nine months of 2020 as compared to the same period in 2019. The average cost of interest-bearing deposits declined by 62 basis points, or 79%, to 16 basis points for the third quarter of 2020 compared to the third quarter of 2019, and by 51 basis points, or 64% to 29 basis points for the first nine months of 2020 as compared to the same period in 2019.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company recorded a loan loss provision of $2.4 million in the third quarter of 2020 compared to $1.4 million in the third quarter of 2019, and a year-to-date loan loss provision totaling $6.4 million in 2020 as compared to $2.1 million for the comparable period in 2019. As discussed above, the significant increase in the provision for loan and lease losses is primarily due to organic loan growth in non-owner occupied real estate loans and management’s estimate of the impact of increased economic uncertainty with respect to COVID-19 on our customers’ ability to repay loans. There was no increase in the provision for loan and lease losses due to the additional $123.6 million in SBA PPP loans as those loans are guaranteed under a new loan program titled the “Paycheck Protection Program” and carry a full guarantee by the SBA, subject to the financial institution meetings its Bank Secrecy Act obligations and other diligence requirements in making such loans. Management adjusted its qualitative risk factors under our incurred loss model based on information presently available for economic conditions, changes in payment deferral procedures, expected changes in collateral values due to reduced cash flows, and external factors such as government actions. In particular, the uncertainty regarding our customers’ ability to repay loans could be adversely impacted by COVID-19 given higher unemployment rates, requests for payment deferrals, temporary business shut-downs, and reduced consumer and business spending.

The Company was subject to the adoption of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326). However, the Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. Although this deferral will still require CECL to be adopted as of January 1, 2020, the Company believes that the deferral will provide time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. There is increased uncertainty on the local, regional, and national economy as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. In addition, COVID-19 case rates appear to be increasing throughout the United States, which may trigger a tightening of government restrictions. Further, the Company has taken actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA PPP loans. More time is needed to assess the impact of this uncertainty and related actions on the Company’s allowance for loan and lease losses under the CECL methodology. The current estimate is that a one-time adjustment to the allowance will be booked as an adjustment through equity, net of taxes, as previously disclosed in Company’s Form 10-K for the fiscal year ended December 31, 2019, for approximately $12 million. The impact of COVID-19 on the Company’s allowance for loan and leases losses under the CECL methodology in the third quarter and first nine months of 2020 will remain unknown until more information is available with respect to the impact of the economic uncertainty of the impact of COVID-19, net of actions taken to mitigate such impact.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. The Company recorded net charge-offs of $0.3 million in the third quarter of 2020 as compared to net charge-offs of less than $0.1 million in the third quarter of 2019. For the first nine months, net charge-offs were $0.7 million in 2020 and $0.6 million in 2019.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three and nine month periods ended September 30, 2020 and 2019:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended September 30,				For the nine months ended September 30,
NONINTEREST INCOME:	2020	% of Total	2019	% of Total	2020	% of Total	2019	% of Total
Service charges on deposit accounts	$2,950	41.52%	$3,292	56.09%	$8,752	43.52%	$9,386	53.24%
Other service charges and fees	2,511	35.34%	2,524	43.01%	7,418	36.88%	7,300	41.40%
Net gains on sale of securities available-for-sale	—	—	—	—	390	1.94%	29	0.16%
Bank-owned life insurance	1,310	18.44%	590	10.05%	1,997	9.93%	1,617	9.17%
Other	334	4.70%	(537)	-9.15%	1,555	7.73%	(701)	-3.97%
Total noninterest income	$7,105	100.00%	$5,869	100.00%	$20,112	100.00%	$17,631	100.00%
As a % of average interest-earning assets (1)		0.99%		0.97%		1.04%		1.01%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$9,698	50.23%	$8,784	51.41%	$29,136	52.81%	$27,021	51.37%
Occupancy costs
Furniture & equipment	498	2.58%	472	2.76%	1,581	2.87%	1,687	3.21%
Premises	2,061	10.68%	2,013	11.78%	5,809	10.53%	5,609	10.66%
Advertising and marketing costs	324	1.68%	614	3.59%	1,350	2.45%	1,866	3.55%
Data processing costs	1,177	6.10%	1,092	6.39%	3,365	6.10%	3,450	6.56%
Deposit services costs	2,236	11.58%	2,072	12.13%	6,261	11.35%	5,964	11.34%
Loan services costs
Loan processing	289	1.50%	122	0.71%	652	1.18%	498	0.95%
Foreclosed assets	355	1.84%	(56)	-0.33%	423	0.77%	5	0.01%
Other operating costs
Telephone & data communications	485	2.51%	473	2.77%	1,319	2.39%	1,097	2.09%
Postage & mail	90	0.47%	88	0.51%	264	0.48%	364	0.69%
Other	338	1.75%	221	1.29%	1,090	1.98%	1,173	2.23%
Professional services costs
Legal & accounting	317	1.64%	542	3.17%	1,002	1.82%	1,477	2.81%
Acquisition costs	—	—	—	0.00%	—	—	22	0.04%
Other professional service	1,223	6.34%	545	3.19%	2,171	3.94%	1,920	3.65%
Stationery & supply costs	95	0.49%	82	0.48%	341	0.62%	238	0.45%
Sundry & tellers	117	0.61%	24	0.14%	392	0.71%	206	0.39%
Total noninterest expense	$19,303	100.00%	$17,088	100.00%	$55,156	100.00%	$52,597	100.00%
As a % of average interest-earning assets (1)		2.70%		2.83%		2.85%		3.01%
Efficiency ratio (2)(3)	53.74%		55.64%		56.64%		57.51%
(1)	Annualized
(2)	Tax equivalent
(3)	Noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Total noninterest income reflects increases of $1.2 million, or 21%, for the quarterly comparison and $2.5 million, or 14% for the year-to-date comparison. BOLI income increased by $0.7 million as compared to the third quarter of 2019 and increased $0.4 million for the first nine months of 2020 as compared to the same period in 2019. These variances are due mostly to fluctuations in underlying values of assets in the specific account BOLI policies that are designed to have similar assets to those in the deferred compensation plans. Thus, the higher quarterly and year to date values in BOLI policies are offset by higher deferred compensation expense reflected primarily in director fees expense for the first nine months of 2020 compared to 2019. At September 30, 2020, there was $43.0 million in BOLI policies associated with the deferred compensation plans and $9.1 million in separate account BOLI policies. Complementing the change in BOLI income for the quarterly and year to date comparison was a $0.8 and $1.4 million increase respectively, in other noninterest income due to the wrap up of a low- income housing tax credit fund. We also had a $0.4 million gain in the year to date comparison on the sale of debt securities.

There was a $0.3 million decrease in service charges on deposit accounts mostly from lower returned items and overdraft fees for the quarterly comparison and $0.6 million decrease for the year to date comparison. The Company expects that service charges on deposit accounts could continue to decline for the remainder of the year based on reduced customer activity.

Additionally in the “other” category of noninterest income the Company reflected a $0.2 million increase in the year to date comparison from the valuation of restricted stock held by the Company as required under FASB ASU 2016-01. This stock is related to an equity investment in Pacific Coast Bankers’ Bank and is adjusted when financial information becomes available, generally in the late first quarter of each year. Further, noninterest income includes a valuation adjustment related to investments in low-income housing credit investments. This valuation adjustment was a reduction of income of $0.7 million in the third quarters of 2020 and 2019, and $1.0 million in the first nine months of 2020 compared to $1.6 million in 2019.

Total noninterest expense increased by $2.2 million, or 13%, in the third quarter of 2020 relative to the third quarter of 2019, and by $2.6 million, or 5%, in the first nine months of 2020 as compared to the first nine months of 2019. Noninterest expense dropped to 2.7% of average earning assets in the third quarter of 2020 from 2.83% for the third quarter of 2019 and was 2.85% of average earning assets for the first nine months of 2020 relative to 3.01% for the first nine months of 2019.

Salaries and Benefits were $0.9 million, or 10%, higher in the third quarter of 2020 as compared to the third quarter of 2019 and $2.1 million higher for the first nine months of 2020 compared to the same period in 2019. The reason for this increase is due to several factors, including merit increases for employees due to annual performance evaluations for 2019. These increases were augmented for the quarterly comparison by the impact of deferred salaries related to loan origination costs, which were $0.1 million lower however, they were $0.4 million higher for the first nine months of 2020 as compared to the same period in 2019 offsetting some of the increase. There have not been any permanent or temporary reductions in employees as a result of COVID-19.

Occupancy expenses were roughly the same for the respective comparative periods. Further, other noninterest expense categories as a whole was $1.2 million higher for the third quarter 2020 as compared to the third quarter in 2019 but was $0.4 million higher for the first nine months of 2020 as compared to the same period in 2019.

The variance for the third quarter of 2020 compared to the same period in 2019 was primarily driven by a $0.6 million increase in loan servicing expense, due mostly to write-downs of other real estate owned assets; a $0.5 million increase in professional services; partially offset by a $0.3 million decrease in advertising costs. The $0.5 million change in professional services includes a $0.2 million increase in FDIC assessments due to the Small Bank Assessment credits applied against FDIC deposit insurance costs in the comparative quarter for 2019, a $0.5 million increase in deferred compensation expense for directors, which is linked to the changes in BOLI income, and a $0.2 million reduction in consulting costs. The Company continues to actively consider a variety of operational efficiency opportunities. For the first nine months of 2020, the $0.4 million increase in other noninterest expense was driven by a $0.6 million increase in loan services costs (mostly in foreclosed assets), a $0.3 million increase in deposit services costs, a $0.2 million increase in sundry losses, partially offset by a $0.5 million decrease in advertising costs and a $0.2 million decrease in professional services expense.

The Company’s tax-equivalent efficiency ratio was 53.74% in the third quarter 2020 as compared to 55.64% in the same quarter of 2019, and 56.64% for the first nine months of 2020 and 57.51% for the comparative period in 2019. The efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for loan losses and investment gains/losses are excluded from the equation. Given the expected decline in net interest income due to the lower rate environment in 2020, it is expected that the efficiency ratio could increase in the remaining months of 2020.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company’s provision for income taxes was 23.4% of pre-tax income in the third quarter of 2020 relative to 24.2% in the third quarter of 2019, and 23.5% of pre-tax income for the first nine months of 2020 relative to 24.9% for the same period in 2019. The decrease for the 2020 quarterly comparison is due primarily to an increase in partially tax exempt municipal bond interest and tax exempt BOLI income. The comparison for the first nine months of 2020 as compared to the same period in 2019 was positively impacted for the same reasons as the quarterly comparison.

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

INVESTMENTS

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold. The Company’s investments can serve several purposes, including the following: 1) they can provide liquidity for potential funding needs; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with structural characteristics that can be changed more readily than loan or deposit portfolios, as might be required for interest rate risk management purposes; 4) they are another interest-earning option for the placement of surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Surplus balances in our Federal Reserve Bank account and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity. Aggregate investments totaled $581.9 million, or 18% of total assets at September 30, 2020, and $615.3 million, or 24% of total assets at December 31, 2019.

The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for bonds in our investment portfolio was 4.2 years and their average effective duration was 2.5 years at September 30, 2020, down from an expected average life of 4.4 years and an average effective duration of 3.2 years at year-end 2019.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2020		December 31, 2019
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
U.S. government agencies	$1,774	$1,856	$12,125	$12,145
Mortgage-backed securities	336,248	347,207	398,353	400,389
State and political subdivisions	214,419	228,215	181,900	188,265
Total securities	$552,441	$577,278	$592,378	$600,799

The net unrealized gain on our investment portfolio, or the amount by which aggregate fair market values exceeded amortized cost, was $24.8 million at September 30, 2020, a $16.4 million increase relative to the net unrealized gain of $8.4 million at December 31, 2019. The change was caused by declining long-term market interest rates on fixed-rate bond values. Municipal bond balances comprise 40% of our total securities portfolio at September 30, 2020, as compared to 31% at December 31, 2019. Municipal bonds purchased have strong underlying ratings, and we review all municipal bonds in our portfolio every quarter for potential impairment.

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, repurchase agreements, and other purposes as required or permitted by law totaled $238.2 million at September 30, 2020 and $234.8 million at December 31, 2019, leaving $339.1 million in unpledged debt securities at September 30, 2020 and $366.0 million at December 31, 2019. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $61.7 million at September 30, 2020 and $71.0 million at December 31, 2019.

LOAN AND LEASE PORTFOLIO

Gross loans and leases reflect a net increase of $617.7 million, or 35%, growing to $2.380 billion at September 30, 2020 from $1.763 billion at December 31, 2019 due to organic growth in non-owner occupied commercial real estate loans, an increase in commercial and industrial loans from our participation in the SBA PPP program and an increase in outstanding balances on mortgage warehouse lines.

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

Loan and Lease Distribution

(dollars in thousands, unaudited)

	September 30, 2020	December 31, 2019
Real estate:
1-4 family residential construction	$75,532	$105,979
Other construction/land	83,797	91,413
1-4 family - closed-end	162,022	200,181
Equity lines	38,620	49,599
Multi-family residential	61,740	54,457
Commercial real estate - owner occupied	328,832	343,883
Commercial real estate - non-owner occupied	945,374	412,569
Farmland	127,964	144,033
Total real estate	1,823,881	1,402,114
Agricultural	45,782	48,036
Commercial and industrial	217,224	115,532
Mortgage warehouse lines	287,516	189,103
Consumer loans	5,897	7,780
Total loans and leases	$2,380,300	$1,762,565
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	3.17%	6.01%
Other construction/land	3.52%	5.19%
1-4 family - closed-end	6.81%	11.36%
Equity lines	1.62%	2.81%
Multi-family residential	2.59%	3.09%
Commercial real estate - owner occupied	13.81%	19.51%
Commercial real estate - non-owner occupied	39.72%	23.41%
Farmland	5.38%	8.17%
Total real estate	76.62%	79.55%
Agricultural	1.92%	2.73%
Commercial and industrial	9.13%	6.55%
Mortgage warehouse lines	12.08%	10.73%
Consumer loans	0.25%	0.44%
Total loans and leases	100.00%	100.00%

For the first nine months of 2020, gross loans were up by $617.7 million, or 35%, including increases of $98.4 million in mortgage warehouse lines, $437.8 million increase in non-agricultural real estate loans, and a $101.7 million increase in commercial and industrial loans. Mortgage warehouse loan balances increased due to market factors favorably impacting line utilization due to both mortgage originations and refinancing activity. Mortgage warehouse utilization was 61.4% at September 30, 2020, as compared to 58.7% at December 31, 2019. Future utilization of the mortgage warehouse lines could be impacted if the economic impacts of the COVID-19 pandemic reduce the demand for mortgages.

Non-agricultural real estate loan balances increased due to deliberate and concentrated efforts of our Northern and Southern market loan production teams. The growth in these markets was mostly due to commercial real estate and was the primary driver of our $532.8 million increase in non-owner occupied commercial real estate loans.

Residential real estate loans have been declining since the Company made the deliberate decision to discontinue such lending at the end of 2018, thus maturing balances and prepayments are no longer being replaced.

At September 30, 2020 the Bank’s regulatory credit concentration of commercial real estate loans (CRE), as defined in the Interagency Guidance dated, December 12, 2006, was 364%. Management employs heightened risk management practices with respect to CRE lending, including board and management oversight, strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis, and stress testing. At September 30, 2020 we have concluded that we have an acceptable and well-managed concentration in CRE lending under the foregoing standards, however, given the current level of CRE we are actively monitoring this segment of the loan portfolio.

The 88.0% increase in Commercial and Industrial loans from $115.5 million at December 31, 2019 to $217.2 million was primarily driven by the Company’s participation in the Small Business Administration’s PPP as authorized by the CARES Act. The Company began accepting and funding loans under this program in April 2020. As of September 30, 2020, the Company obtained approval from the Small Business Administration and has funded PPP loans for approximately 1,334 customers totaling $123.6 million.

The recent growth in loans, in particular, non-owner occupied commercial real estate loans was accomplished without relaxing any of the Company’s credit standards that had been tightened after the great recession. Instead, the growth came by diversifying geography with new loan teams announced in the first quarter 2020 in our Northern and Southern California markets. Those loan teams have maintained these enhanced underwriting standards through the pandemic and have not compromised credit quality when sourcing new loans. However, no assurance can be given as to how these loans will perform over their lifetime.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, in addition to foreclosed assets which can include mobile homes and OREO. If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a TDR, unless the modification was granted under section 4016 of the CARES Act or the April 7, 2020 Interagency Statement. TDRs may be classified as either nonperforming or performing loans depending on their underlying characteristics and circumstances. The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming assets and performing troubled debt restructurings

(dollars in thousands, unaudited)

	September 30, 2020	December 31, 2019	September 30, 2019
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$—	$31	$37
1-4 family - closed-end	975	741	1,445
Equity lines	1,537	480	457
Commercial real estate - owner occupied	2,364	1,440	1,449
Commercial real estate - non-owner occupied	602	2,105	2,819
Farmland	464	258	24
TOTAL REAL ESTATE	5,942	5,055	6,231
Agriculture	250	—	—
Commercial and industrial	988	651	405
Consumer loans	6	31	83
TOTAL NONPERFORMING LOANS	7,186	5,737	6,719

Foreclosed assets	2,970	800	762
Total nonperforming assets	$10,156	$6,537	$7,481
Performing TDRs (1)	$7,708	$8,415	$9,067
Nonperforming loans as a % of total gross loans and leases	0.30%	0.33%	0.37%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.43%	0.37%	0.42%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets increased by $3.6 million, or 55%, during the first nine months of 2020. The increase resulted from $2.2 million in new foreclosed assets due to the impact of one commercial real estate credit that went into foreclosure and the downgrade of certain loans deferred due to COVID-19 for which repayment has become uncertain. The commercial property that went into other real estate owned is under contract and is expected to close escrow in the fourth quarter of 2020. None of these increases were due to COVID-19. As a result of the increase in the gross loan portfolio, the Company’s ratio of nonperforming assets to loans decreased to 0.30% at September 30, 2020, from 0.33% at December 31, 2019. All of the Company’s impaired assets are periodically reviewed, and are either well-reserved based on current loss expectations, or are carried at the fair value of the underlying collateral net of expected disposition costs.

As shown in the table, we also had $7.7 million in loans classified as performing TDRs on which we were still accruing interest as of September 30, 2020, a decrease of $0.7 million, or 8%, relative to December 31, 2019.

Foreclosed assets had a carrying value of $3.0 million at September 30, 2020, comprised of 9 properties classified as OREO and miscellaneous Ag equipment relative to year-end 2019 when foreclosed assets consisted of 10 properties classified as OREO and two mobile homes. One property representing 63% of the OREO balance at September 30, 2020 is under contract and is expected to close escrow in the fourth quarter of 2020. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $7.2 million in loans past due 30-59 days at September 30, 2020. This is an increase of $4.2 million over the balance at December 31, 2019. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers in this regard. 90% of the 30-59 day past due balance, totaling $6.5 million returned to current status shortly after September 30, 2020.

The Company is providing deferrals to certain customers and taking advantage of either Section 4013 of the CARES Act or the April 7, 2020 Interagency Statement, which provides that such deferrals do not result in treatment of such loan as a TDR.  These deferrals typically provide deferrals of both principal and interest for 180 days.  Interest continues to accrue during the deferral period. At the end of the deferral period, for term loans, payments will be applied to accrued interest first and after the accrued interest is paid in full, the loan will be re-amortized with the maturity extended.  For lines of credit, the borrower must repay the accrued interest at the end of the deferral period or take out a second credit facility to repay the accrued interest. As of September 30, 2020, 314 customers, for a total of $424.0 million, had executed a loan modification under Section 4013 of the CARES Act. Approximately 97% of these loan deferrals were for commercial customers with 39% or $163.8 million of these modifications, in the hospitality industry. In addition, there were $99.0 million, or 23%, that are lessors of real estate, both commercial and residential; $52.3 million, or 12%, in the dairy industry; and $29.5 million, or 7%, related to convenience stores, and $7.0 million, or 2%, in the healthcare industry. Of the commercial deferrals, there were $9.4 million that were unsecured. Consumer deferrals totaled $12.8 million, of which $12.6 million were mortgage related. At September 30, 2020, $15.3 million of these loans were considered classified assets including $2.1 million on non-accrual and $49.0 million considered special mention. We continue to monitor these loans during the deferral period and if circumstances change, we may downgrade the loan to a criticized asset. An additional modification, if necessary, could also result in the loan being treated as a TDR or classified asset. If a portion of the customers are not able to resume payments after the deferral period, it likely could result in higher classified and/or nonperforming assets, reversals of interest income, and/or higher charge-offs.

The following table summarizes the loans deferred as September 30, 2020:

As of 9-30-20				Are payments expected to resume upon expiration of deferment?
(dollars in thousands)	Deferment Loans	Deferment Balance	Deferment Loans as % of Total Loans in Category	Yes		No/Further Review Required
CRE non-owner occupied
Office	15	$ 25,563	8.44%	$ 15,152	59.27%	$ 10,411	40.73%
Retail	24	46,378	15.10%	45,521	98.15%	857	1.85%
Industrial	7	6,149	7.85%	6,149	100.00%	-	0.00%
Hotel	27	115,828	67.29%	109,553	94.58%	6,275	5.42%
Special purpose	9	7,640	11.53%	7,640	100.00%	-	0.00%
CRE owner occupied	72	71,332	21.69%	69,467	97.39%	1,865	2.61%
Commercial - secured by SFR 1-4 unit	15	11,338	19.60%	10,593	93.43%	745	6.57%
Multi-family residential	4	6,337	7.73%	6,337	100.00%	-	0.00%
Commercial construction				-
Hotel	5	40,045	93.23%	40,045	100.00%	-	0.00%
Lots/land and other	8	13,723	11.75%	13,723	100.00%	-	0.00%
Ag farm mortgage and ag production	24	57,480	33.08%	57,480	100.00%	-	0.00%
Consumer SFR 1-4 unit mortgage and consumer other	46	12,800	8.64%	7,271	56.80%	5,529	43.20%
Commercial and industrial	58	9,427	4.34%	8,918	94.60%	509	5.40%

Total Loan Deferments (1)	314	$ 424,040		$ 397,849	93.82%	$ 26,191	6.18%
(1)	Loans with temporary modification agreements remain on deferral status internally until management completes its evaluation of the customer’s potential need for an additional modification. As of October 31, 2020, the Company had approximately $73.9 million in loans remaining on deferral status, including $18.9 million that have matured but still require further evaluation.

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

The Company’s allowance for loan and lease losses was $15.6 million at September 30, 2020, an increase of $5.7 million, or 57%, relative to December 31, 2019 resulting from a $6.4 million loan loss provision recorded during the first nine months of 2020, less $0.7 million in net charge-offs during the same period. The additional loan loss provision in the first nine months of 2020 was precipitated primarily by the increase in non-owner occupied commercial real estate loan balances as well as the impact of qualitative factors associated with economic uncertainty during these unprecedented times. No additional loan loss was considered necessary for the $123.6 million in SBA PPP loans added during the period ending September 30, 2020, as those loans carry a 100 percent guarantee under the “Paycheck Protection Program”, subject to certain diligence requirements by the issuing financial institution. For further information regarding the Company's decision to defer the implementation of CECL under Section 4014 of the CARES Act, as well as further detail on the increase in provision during the third quarter of 2020, please see the discussion above under Provision for Loan and Lease Losses.

The allowance was 0.65% of total loans at September 30, 2020, 0.56% at December 31, 2019 and 0.62% at September 30, 2019. The ratio of the allowance for loan and lease losses to nonperforming loans was 216.89% at September 30, 2020, relative to 172.96% at December 31, 2019 and 166.69% for September 30, 2019. Management's detailed analysis indicates that the Company's allowance for loan and lease losses should be sufficient to cover credit losses inherent in loan and lease balances outstanding as of September 30, 2020, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the allowance.

A separate allowance of $0.3 million for potential losses inherent in unused commitments is included in other liabilities at September 30, 2020.

The following table summarizes activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the year ended
	September 30,	September 30,	September 30,	September 30,	December 31,
Balances:	2020	2019	2020	2019	2019
Average gross loans and leases outstanding during period (1)	$2,245,172	$1,773,612	$1,956,380	$1,742,742	$1,753,748
Gross loans and leases outstanding at end of period	$2,380,300	$1,797,660	$2,380,300	$1,797,660	$1,762,565

Allowance for loan and lease losses:
Balance at beginning of period	$13,560	$9,883	$9,923	$9,750	$9,750
Provision charged to expense	2,350	1,350	6,350	2,050	2,550
Charge-offs
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	—	—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	—	—
Commercial real estate- non-owner occupied	—	—	—	—	1,190
Farmland	—	—	—	—	—
Total real estate	—	—	—	—	1,190
Agricultural	—	—	—	—	—
Commercial and industrial	327	57	419	891	1,274
Consumer loans	234	640	1,137	1,753	2,409
Total	$561	$697	$1,556	$2,644	$4,873
Recoveries
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	1	1	35	1	2
1-4 family - closed-end	3	134	9	143	148
Equity lines	—	2	34	25	150
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	—	—
Commercial real estate- non-owner occupied	—	50	—	347	347
Farmland	—	—	—	—	—
Total real estate	4	187	78	516	647
Agricultural	—	—	—	—	—
Commercial and industrial	35	172	83	646	690
Consumer loans	198	305	708	882	1,159
Total	$237	$664	$869	$2,044	$2,496
Net loan charge offs	$324	$33	$687	$600	$2,377
Balance at end of period	$15,586	$11,200	$15,586	$11,200	$9,923

RATIOS
Net charge-offs to average loans and leases (annualized)	0.06%	0.01%	0.05%	0.05%	0.14%
Allowance for loan losses to gross loans and leases at end of period	0.65%	0.62%	0.65%	0.62%	0.56%
Allowance for loan losses to nonperforming loans	216.89%	166.69%	216.89%	166.69%	172.96%
Net loan charge-offs to allowance for loan losses at end of period	2.08%	0.29%	4.41%	5.36%	23.95%
Net loan charge-offs to provision for loan losses	13.79%	2.44%	10.82%	29.27%	93.22%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s allowance for loan and lease losses at September 30, 2020 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit totaled $541.4 million at September 30, 2020 and $492.0 million at December 31, 2019, representing approximately 23% of gross loans outstanding at September 30, 2020 and 28% at December 31, 2019. The increase in unused commitments is due in large part to the increase in unfunded commitments on mortgage warehouse lines. The Company also had undrawn letters of credit issued to customers totaling $8.8 million at September 30, 2020 and $8.6 million at December 31, 2019. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds. The Company’s balance of non-earning cash and due from banks was $84.3 million at September 30, 2020 relative to $65.6 million at December 31, 2019. The increase is primarily due to maintaining higher amounts of cash on hand due to lack of certainty from our armored cash delivery vendor during the COVID-19 pandemic due to potential staffing issues and governmental stay-at-home orders.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.” Net premises and equipment decreased by $0.2 million during the first nine months of 2020. Goodwill was $27 million at September 30, 2020, unchanged during the first nine months of 2020. As mentioned above, the Company performed a qualitative assessment of goodwill impairment during the third quarter 2020 and determined that a quantitative analysis was not required at this time. The Company will continue to monitor its Goodwill for potential impairment given the COVID-19 pandemic. Bank-owned life insurance, with a balance of $52.1 million at September 30, 2020, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	September 30, 2020	December 31, 2019
Noninterest bearing demand deposits	$975,750	$690,950
Interest bearing demand deposits	135,181	91,212
NOW	521,741	458,600
Savings	361,857	294,317
Money market	126,918	118,933
Time, under $250,000	192,608	211,916
Time, $250,000 or more	227,658	252,446
Brokered deposits	50,000	50,000
Total deposits	$2,591,713	$2,168,374

Percentage of Total Deposits
Noninterest bearing demand deposits	37.65%	31.86%
Interest bearing demand deposits	5.22%	4.21%
NOW	20.13%	21.15%
Savings	13.96%	13.57%
Money market	4.90%	5.48%
Time, under $250,000	7.43%	9.77%
Time, $250,000 or more	8.78%	11.64%
Brokered deposits	1.93%	2.31%
Total	100.00%	100.00%

Deposit balances reflect net growth of $423.3 million, or 20%, during the first nine months of 2020. Time deposits were $470.3 million at September 30, 2020 as compared to $514.4 million at December 31, 2019. The $44.1 million decline in time-deposits was a result of a reduction in customer time deposits as brokered deposits were flat for the same period. All of our non-maturity deposit growth was organic in nature.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth. In particular, the Company’s ratio of noninterest-bearing deposits to total deposits was 37.7% at September 30, 2020 as compared to 31.9% at December 31, 2019.

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

Total non-deposit interest-bearing liabilities increased by $149.1 million, or 185%, during the first nine months of 2020 primarily due to an increase in borrowings from the FHLB primarily to support organic growth in non-owner occupied commercial real estate loans, PPP loans, and to fund increased temporary utilization of mortgage warehouse lines. Repurchase agreements totaled $36.7 million at September 30, 2020 relative to a balance of $25.7 million at year-end 2019. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.

The Company had junior subordinated debentures totaling $35.0 million at both September 30, 2020 and December 31, 2019, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NONINTEREST BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $41.9 million at September 30, 2020 as compared to $35.5 million at December 31, 2019.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

Liquidity management refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by Management on a monthly basis, with various stress scenarios applied to assess our ability to meet liquidity needs under unusual or adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored, and we are committed to maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet these short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.

At September 30, 2020 and December 31, 2019, the Company had the following sources of primary and secondary liquidity ($ in thousands):

Primary and Secondary Liquidity Sources	September 30, 2020	December 31, 2019
Cash and Due From Banks	$88,933	$80,077
Unpledged Investment Securities	339,125	366,012
Excess Pledged Securities	61,655	70,955
FHLB Borrowing Availability	380,600	443,200
Unsecured Lines of Credit	80,000	80,000
Funds Available through Fed Discount Window	65,125	59,198
Totals	$1,015,438	$1,099,441

In addition to the above sources, the Company could obtain brokered deposits, obtain deposits via deposit listing services, or offer higher rate time deposits within our market. At September 30, 2020, the Company had previously applied for and received approval to borrow $126.8 million from the Federal Reserve Bank for a Paycheck Protection Program Lending Facility (PPPLF) through December 31, 2020. The PPPLF provides the Company with the ability to pledge any PPP loan to the Federal Reserve Bank and obtain funding at 35 basis points. Further, any loans pledged to the PPPLF will be excluded from the regulatory leverage capital ratio. Due to the Company’s liquidity throughout the first nine months of 2020 it elected not to utilize the PPPLF during the quarter. The Company will continue to evaluate whether it should utilize the PPPLF in the fourth quarter 2020.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $105 million at September 30, 2020 and December 31, 2019. Other sources of liquidity included the brokered deposit market, deposit listing services, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs and that its liquidity has not been adversely impacted by COVID-19.

The Company’s net loans to assets and available investments to assets ratios were 74.3% and 12.7%, respectively, at September 30, 2020, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets, including ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at September 30, 2020. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities, shareholder dividends, and stock repurchases. Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations. As of September 30, 2020, the holding company maintained a cash balance of $11.9 million. Management anticipates that with the available cash and the continued ability for the Bank to provide dividends to the holding company, that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 which was filed with the SEC.

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

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	September 30, 2020		September 30, 2019
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	-0.4%	$(367)	2.6%	$2,430
+300	0.1%	$131	2.4%	$2,278
+200	0.7%	$677	1.8%	$1,679
+100	0.9%	$968	1.1%	$1,047
Base
(100)	-5.8%	$(5,948)	-4.6%	$(4,331)

In the stable rate environment, expected net interest income over twelve months increased $8.1 million, or 9%, to $103.3 million for the first nine months of 2020 compared to $95.2 million for the same period in 2019. The primary reason for the increase in expected net interest income despite a lower rate environment was the increase in loan balances, primarily in commercial real estate. Further, the loan-to-deposit ratio increased from 82% at September 30, 2019 to over 91% at September 30, 2020 which demonstrates a greater level of high-earning assets at September 30, 2020. Therefore, even though the rate shocks are not as significant at September 30, 2020 as compared to September 30, 2019, overall projected net interest income remains higher in all scenarios at September 30, 2020.

The simulation for the period ending September 30, 2020 indicates that the Company’s net interest income will increase over the next 12 months in a rising rate environment, however the increase will diminish as rates rise from +100 bps to +300 bps, with a decrease in net interest income in the +400 bps scenario. The decrease in net income in the +400 bps scenario is primarily due to the Company’s current $148.0 million overnight borrowing position which will immediately reprice. The immediately repricing of liabilities in each progressively larger rate positive rate shock is more significant than the corresponding gradual increase in asset repricing over the same period given the growth assumption utilized in the model. A drop in interest rates could have a substantial negative impact as is reflected in the down 100 bps simulation resulting in a decrease of 5.8% in net income.

For the period ended September 30, 2019, the Company was asset sensitive, with net income increasing in a rising rate environment in all scenarios but declining considerably in the down shocks.

Given the 150-basis point decrease in the target federal funds rate in March 2020 and the drop in the 10-year Treasury yields in the first nine months of 2020, it is unlikely to see dramatic rate decreases unless rates go negative. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $1.0 million, or 0.9%, for the period ending September 30, 2020 and $1.0 million, or 1.1%, for the period ended September 30, 2019, relative to a stable interest rate scenario, with the favorable variance decreasing as interest rates rise for the September 30, 2020 and increasing as interest rates rise for the period ending September 30, 2019. If interest rates were to decline by 100 basis points, however, net interest income would likely be $5.9 million lower or 5.8% for the period ended September 30, 2020, and $4.3 million lower or 4.6% for the period ended September 30, 2019, than in a stable interest rate scenario. The unfavorable variance increases when rates drop are due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts for example) and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view material interest rate reductions as unlikely in the near term, the potential percentage decline in net interest income in the “down 100 basis points” interest rate scenario exceeds our internal policy guidelines for the period ended September 30, 2020, but the risk has been accepted with no immediate plans to address this scenario.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When a static balance sheet and a stable interest rate environment are assumed, projected annual net interest income is more than $2 million lower than in our standard simulation. However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from excessive non-maturity deposit runoff and/or unfavorable deposit rate changes in rising rate scenarios.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time, as is evident in the tables below for the periods ending September 30, 2020 and 2019, respectively, as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

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

	September 30, 2020		September 30, 2019
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	33.5%	$175,998	18.8%	$109,170
+300	30.1%	$158,018	17.0%	$98,620
+200	24.2%	$127,038	14.0%	$81,256
+100	14.4%	$75,619	8.4%	$48,999
Base
(100)	-7.9%	$(41,602)	-15.9%	$(92,357)

The table shows that our EVE will generally deteriorate in moderate declining rate scenarios but should benefit from a parallel shift upward in the yield curve. The rate of increase in EVE accelerates the higher interest rates rise. This increase in sensitivity is caused by the increase in gross deposits, namely, an increase in noninterest bearing deposits. We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of adverse movement in loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased. Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $336.2 million at September 30, 2020, comprised of $112.6 million in common stock, $3.6 million in additional paid-in capital, $202.5 million in retained earnings, and accumulated other comprehensive income of $17.5 million. At the end of 2019, total shareholders’ equity was $309.3 million. The increase during the first nine months of 2020 is due to the addition of capital from net income and stock options exercised as well as a $11.6 million favorable swing in accumulated other comprehensive income, net of the impact of cash dividends paid and share repurchases. There were repurchases totaling 112,050 shares at a weighted average cost of $22.86 per share executed by the Company during the first quarter of 2020. The Company has 268,301 shares authorized to repurchase under the current repurchase program. The Company suspended its stock repurchase program on March 16, 2020 and continues to evaluate when or if we will restart repurchasing shares.

The Company uses a variety of measures to evaluate its capital adequacy, including the leverage ratio which is calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. The following table sets forth the consolidated Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	September 30,	December 31,	to be	Community Bank
	2020	2019	Well Capitalized (3)	Leverage Ratio (2) (4)
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets (1)	N/A	13.27%	6.50%	N/A
Tier 1 Capital to Risk-weighted Assets (1)	N/A	14.98%	8.00%	N/A
Total Capital to Risk-weighted Assets (1)	N/A	15.48%	10.00%	N/A
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (1)	N/A	11.91%	5.00%	N/A

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets (1)	N/A	14.75%	6.50%	N/A
Tier 1 Capital to Risk-weighted Assets (1)	N/A	14.75%	8.00%	N/A
Total Capital to Risk-weighted Assets (1)	N/A	15.25%	10.00%	N/A
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	10.29%	11.73%	5.00%	8.00%
(1)	Current data is not applicable as the Bank adopted the Community Bank Leverage Ratio Framework as of the first quarter of 2020.
(2)	The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowers this to 8% as described below.
(3)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(4)	If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first nine months of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

These conditions have impacted and are expected in the future to impact-our business, results of operations, and financial condition negatively, including through lower revenue from certain of our fee-based businesses; lower net interest income resulting from lower interest rates and increased loan delinquencies; increased provisions for credit losses; impairments on the securities we hold; and decreased demand for certain of our products and services. Additionally, our liquidity and regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets; deposit flows; and continued client draws on lines of credit as well as our participation in the Small Business Administration Paycheck Protection Program. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Negative impacts from these conditions also may include:

•	Collateral securing our loans may decline in value, which could increase credit losses in our loan portfolio and increase the allowance for loan losses.
•	Demand for our products and services may decline, and deposit balances may decrease making it difficult to grow assets and income.
•	The decline in the target federal funds rate could decrease yields on our assets that exceed the decline in our cost of interest-bearing liabilities, which may reduce our net interest margin.
•	The impact of the adoption of the CECL standard, which is highly dependent on unemployment rate forecasts over the life of our loans, could significantly increase the allowance for credit losses and decrease net income.
•	Our borrowers’ actual payment performance may be worse than anticipated as loan deferrals related to the COVID-19 pandemic expire, and we may experience potential adverse impact from loan modifications and payment deferrals despite their implementation consistent with recent regulatory guidance.

While governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth, the success of these measures is unknown, and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic. Further, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business, while our participation in other measures could result in reputational harm, litigation, or regulatory and government actions, proceedings, or penalties.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In September 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans. The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program can be suspended at any time at Management’s discretion. After a lengthy deferral of repurchase activity, the Company resumed share repurchases in mid-August 2019 through March 2020. There were no stock repurchase transactions during the third quarter of 2020. The balance of shares remaining for purchase under the plan was 268,301 at September 30, 2020.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 5, 2020	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

November 5, 2020	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer
November 5, 2020	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer