Form 10-Q
period 2021-03-31
SIERRA BANCORP
filed 2021-05-06
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 1, 2021, the registrant had 15,410,763 shares of common stock outstanding, including 167,065 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)	(audited)
Cash and due from banks	$77,845	$67,908
Interest bearing deposits in banks	268,366	3,509
Total cash & cash equivalents	346,211	71,417
Securities available-for-sale	552,931	543,974
Loans and leases:
Gross loans and leases	2,288,468	2,463,111
Deferred loan and lease fees, net	(3,717)	(3,147)
Allowance for loan and lease losses	(18,319)	(17,738)
Net loans and leases	2,266,432	2,442,226
Foreclosed assets	945	971
Premises and equipment, net	26,795	27,505
Goodwill	27,357	27,357
Other intangible assets, net	4,038	4,307
Bank-owned life insurance	53,255	52,539
Other assets	48,073	50,446
Total assets	$3,326,037	$3,220,742

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,020,350	$943,664
Interest bearing	1,833,542	1,680,942
Total deposits	2,853,892	2,624,606
Repurchase agreements	51,527	39,138
Short-term borrowings	5,000	142,900
Subordinated debentures, net	35,169	35,124
Other liabilities	32,468	35,078
Total liabilities	2,978,056	2,876,846

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,410,763 and 15,388,423 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	113,453	113,384
Additional paid-in capital	3,961	3,736
Retained earnings	216,218	208,371
Accumulated other comprehensive income, net	14,349	18,405
Total shareholders' equity	347,981	343,896
Total liabilities and shareholders' equity	$3,326,037	$3,220,742

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands, except per share data, unaudited)

	Three months ended March 31,
	2021	2020
Interest and dividend income
Loans and leases, including fees	$26,412	$22,112
Taxable securities	1,578	2,460
Tax-exempt securities	1,449	1,339
Federal funds sold and other	19	140
Total interest income	29,458	26,051
Interest expense
Deposits	608	1,834
Short-term borrowings	48	36
Subordinated debentures	247	394
Total interest expense	903	2,264
Net interest income	28,555	23,787
Provision for loan losses	250	1,800
Net interest income after provision for loan losses	28,305	21,987
Non-interest income
Service charges on deposits	2,767	3,183
Other income	4,063	2,923
Total noninterest income	6,830	6,106
Noninterest expense
Salaries and employee benefits	11,151	10,172
Occupancy and equipment	2,486	2,327
Other	6,634	5,319
Total noninterest expense	20,271	17,818
Income before taxes	14,864	10,275
Provision for income taxes	3,786	2,468
Net income	$11,078	$7,807

PER SHARE DATA
Book value	$22.58	$21.03
Cash dividends	$0.21	$0.20
Earnings per share basic	$0.73	$0.51
Earnings per share diluted	$0.72	$0.51
Average shares outstanding, basic	15,223,010	15,262,252
Average shares outstanding, diluted	15,337,710	15,340,017

Total shareholders' equity (in thousands)	$347,981	$319,459
Shares outstanding	15,410,763	15,190,038
Dividends paid (in thousands)	$3,231	$3,059

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands, unaudited)

	Three months ended March 31,
	2021	2020
Net income	$11,078	$7,807
Other comprehensive (loss) income, before tax:
Unrealized gains on securities:
Unrealized holding (loss) gain arising during period	(5,759)	10,902
Other comprehensive (loss) income, before tax	(5,759)	10,902
Income tax benefit (expense) related to items of other comprehensive (loss) income, net of tax	1,703	(3,224)
Other comprehensive (loss) income	(4,056)	7,678
Comprehensive income	$7,022	$15,485

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 31, 2019	15,285,118	$113,179	$3,307	$186,867	$5,932	$309,285
Net income	—	—	—	7,807	—	7,807
Other comprehensive income, net of tax	—	—	—	—	7,678	7,678
Exercise of stock options	16,970	250	(69)	—	—	181
Stock based compensation expense	—	—	129	—	—	129
Stock repurchase	(112,050)	(829)	—	(1,733)	—	(2,562)
Cash dividends - $0.20 per share	—	—	—	(3,059)	—	(3,059)
Balance, March 31, 2020	15,190,038	$112,600	$3,367	$189,882	$13,610	$319,459

Balance, December 31, 2020	15,388,423	$113,384	$3,736	$208,371	$18,405	$343,896
Net income	—	—	—	11,078	—	11,078
Other comprehensive loss, net of tax	—	—	—	—	(4,056)	(4,056)
Exercise of stock options	4,160	69	(15)	—	—	54
Stock based compensation expense	18,180	—	240	—	—	240
Cash dividends - $0.21 per share	—	—	—	(3,231)	—	(3,231)
Balance, March 31, 2021	15,410,763	$113,453	$3,961	$216,218	$14,349	$347,981

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(dollars in thousands, unaudited)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$11,078	$7,807
Loss on disposal of fixed assets	4	—
(Gain) loss on sale on foreclosed assets	(15)	2
Writedowns on foreclosed assets	98	—
Stock based compensation expense	240	129
Provision for loan losses	250	1,800
Depreciation and amortization	819	771
Net amortization on securities premiums and discounts	1,152	1,050
Accretion of discounts for loans acquired and net deferred loan fees	(98)	(225)
Increase in cash surrender value of life insurance policies	(583)	(38)
Amortization of core deposit intangible	269	269
Decrease in interest receivable and other assets	5,690	1,467
Decrease in other liabilities	(1,499)	(2,336)
Deferred income tax benefit	(2,002)	(114)
Increase in value of restricted bank equity securities	(857)	(447)
Net amortization of partnership investment	133	158
Net cash provided by operating activities	14,679	10,293

Cash flows from investing activities:
Maturities and calls of securities available for sale	1,705	2,430
Purchases of securities available for sale	(45,713)	(33,285)
Principal pay downs on securities available for sale	28,141	21,351
Loan originations and payments, net	175,550	(35,350)
Purchases of premises and equipment	(68)	(1,716)
Proceeds from sales of foreclosed assets	35	32
Purchase of bank-owned life insurance	(133)	(167)
Net cash provided by (used in) investing activities	159,517	(46,705)

Cash flows from financing activities:
Increase in deposits	229,286	11,017
(Decrease) increase in borrowed funds	(137,900)	54,100
Increase in repurchase agreements	12,389	3,650
Cash dividends paid	(3,231)	(3,059)
Repurchases of common stock	—	(2,562)
Stock options exercised	54	181
Net cash provided by financing activities	100,598	63,327

Increase in cash and cash equivalents	274,794	26,915

Cash and cash equivalents
Beginning of period	71,417	80,077
End of period	$346,211	$106,992

Supplemental disclosure of cash flow information:
Interest paid	$879	$2,359
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$94	$—

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of March 31, 2021, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 40 full-service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, SBA loans, and mortgage warehouse lending. In addition, the bank opened a loan production office in Rocklin, CA in February 2020. The Company had total assets of $3.3 billion at March 31, 2021, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.9 billion at March 31, 2021, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2020 have been reclassified to be consistent with the reporting for 2021. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense. Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 was originally scheduled to become effective for the Company on January 1, 2020. In March 2020, the Company elected under Section 4014 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. In December 2020, the Consolidated Appropriations Act 2021, extended the deferral of implementation of CECL from December 31, 2020, to the earlier of the first day of the fiscal year, beginning after the national emergency terminates or January 1, 2022. The Company will now continue to postpone implementation in order to provide additional time to assess better the impact of the COVID-19 pandemic on the expected lifetime credit losses. On the effective date, institutions will apply the new accounting standard as follows: for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis. The Company plans to implement CECL on January 1, 2022 and while the exact extent of the impact has not yet been definitively determined, the Company’s calculation as of March 31, 2021 indicates that our allowance for loan and lease losses will increase by approximately 50% relative to current levels, under CECL. The Company plans to continue to sensitize inputs, assumptions, and methodologies within its CECL estimation process during 2021 as we prepare for implementation on January 1, 2022. Changes in economic forecasts, or other key assumptions, prior to the implementation of CECL on January 1, 2022, could impact the magnitude of the implementation adjustment.

On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act, that passed on March 27, 2020, further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring (“TDR”) as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations.  In late December 2020, Section 4013 of the CARES Act was extended through January 1, 2022 by the 2021 Consolidated Appropriations Act. In accordance with such guidance, we offered and continue to offer on a limited-based, short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 10 for further information on non-TDR loan modifications. The impact of the Interagency Guidance and Section 4013, as amended, on the Company’s financial statements has not been material through March 31, 2021, but the ultimate impact of the relief provided by these government loan modification provisions cannot be determined at this time.

Note 4 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 198,929 shares that were granted under the 2007 Plan were still outstanding as of March 31, 2021 and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of March 31, 2021 was 395,935. Options to purchase 448,865 shares granted under the 2017 Plan were outstanding as of March 31, 2021. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option. The Company utilizes a Black-Scholes model to determine grant date fair values, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are recognized as they occur for both types of awards. A pre-tax charge of $0.2 million was reflected in the Company’s income statement during the first quarter of 2021 and $0.1 million was charged during the first quarter of 2020, as expense related to stock options and restricted stock awards.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of time-vested, non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. During the first quarter of 2021 18,180 shares were granted to employees and directors of the Company. These awards are expensed on a straight-line basis over the vesting period. As of March 31, 2021, there was $2.7 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 4.0 years.

The Company’s time-vested award activity for the three months ended March 31, 2021 and 2020 is summarized below:

	Three Months Ended March 31,
	2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	148,885	$18.00	—	$—
Granted	18,180	25.30	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested shares March 31,	167,065	$18.79	—	$—

Stock Option Grants

The Company has issued equity instruments in the form of Incentive Stock Options and Nonqualified Stock Options to certain officers and directors and may continue to do so under the 2017 Plan. The exercise price of each stock option is determined at the time of the grant and may be no less than 100% of the fair market value of such stock at the time the option is granted.

The Company’s stock option activity during the three months ended March 31, 2021 and 2020 are summarized below (dollars in thousands, except per share data, unaudited):

	Three Months Ended March 31,
	2021				2020
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	495,489	$23.67		$1,340	457,959	$21.08		$3,684
Granted	—	$—		$—	126,000	$27.11		$—
Exercised	(4,160)	$12.95		$50	(16,970)	$10.65		$248
Canceled	(10,600)	$27.64		$—	(5,400)	$28.15		$—
Outstanding at March 31,	480,729	$23.68	6.47	$1,701	561,589	$22.68	6.98	$753
Exercisable at March 31,	393,129	$22.96	6.05	$1,684	369,189	$20.64	5.77	$747
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 15,223,010 weighted average shares outstanding during the first quarter of 2021 and 15,262,252 during the first quarter of 2020.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the first quarter of 2021, calculations under the treasury stock method resulted in the equivalent of 114,700 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 351,827 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the first quarter of 2020 the equivalent of 77,765 shares were added in calculating diluted earnings per share, while 304,763 anti-dilutive stock options were not factored into the computation.

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

Note 7 – Commitments and Contingent Liabilities

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

	March 31, 2021	December 31, 2020
Commitments to extend credit	$476,898	$441,816
Standby letters of credit	$8,378	$8,104

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

At March 31, 2021, the Company was also utilizing a letter of credit in the amount of $105 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

Note 8 – Fair Value Disclosures and Reporting and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require public business entities to disclose in their financial statement footnotes the estimated fair values of financial instruments. In addition to disclosure requirements, FASB’s standard on investments requires that our debt securities that are classified as available for sale and any equity securities which have readily determinable fair values be measured and reported at fair value in our statement of financial position. Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but the Company has not elected the fair value option for any of those financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. Fair value disclosures for deposits include demand deposits, which are, by definition, equal to the amount payable on demand at the reporting date. Fair value calculations for loans and leases reflect exit pricing, and incorporate our assumptions with regard to the impact of prepayments on future cash flows and credit quality adjustments based on risk characteristics of various financial instruments, among other things. Since the estimates are subjective and involve uncertainties and matters of significant judgment they cannot be determined with precision, and changes in assumptions could significantly alter the fair values presented.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	March 31, 2021
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$346,211	$346,211	$—	$—	$346,211
Investment securities available for sale	552,931	—	552,931	—	552,931
Loans and leases, net held for investment	2,261,448	—	—	2,254,439	2,254,439
Collateral dependent impaired loans	4,984	—	4,984	114	5,098

Financial liabilities:
Deposits	2,853,892	1,020,350	1,833,054	—	2,853,404
Repurchase agreements	51,527	—	51,527	—	51,527
Short term borrowings	5,000	—	4,999	—	4,999
Subordinated debentures	35,169	—	28,279	—	28,279

	December 31, 2020
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$71,417	$71,417	$—	$—	$71,417
Investment securities available for sale	543,974	—	543,974	—	543,974
Loans and leases, net held for investment	2,441,676	—	—	2,450,340	2,450,340
Collateral dependent impaired loans	550	—	550	—	550

Financial liabilities:
Deposits	2,624,606	943,664	1,680,814	—	2,624,478
Repurchase agreements	39,138	—	39,138	—	39,138
Short term borrowings	142,900	—	142,896	—	142,896
Subordinated debentures	35,124	—	24,364	—	24,364

For financial asset categories that were carried on our balance sheet at fair value as of March 31, 2021 and December 31, 2020, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$1,780	$—	$1,780	$—
Mortgage-backed securities	—	316,833	—	316,833	—
State and political subdivisions	—	234,318	—	234,318	—
Total available-for-sale securities	$—	$552,931	$—	$552,931	$—

	Fair Value Measurements at December 31, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$1,800	$—	$1,800	$—
Mortgage-backed securities	—	314,435	—	314,435	—
State and political subdivisions	—	227,739	—	227,739	—
Total available-for-sale securities	$—	$543,974	$—	$543,974	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	202	—	202
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	4,737	—	4,737
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	4,939	—	4,939
Agricultural	—	—	—	—
Commercial and industrial	—	45	114	159
Consumer loans	—	—	—	—
Total impaired loans	$—	$4,984	$114	$5,098
Foreclosed assets	$—	$945	$—	$945
Total assets measured on a nonrecurring basis	$—	$5,929	$114	$6,043

	Fair Value Measurements at December 31, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	295	—	295
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	78	—	78
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	373	—	373
Agricultural	—	—	—	—
Commercial and industrial	—	177	—	177
Consumer loans	—	—	—	—
Total impaired loans	$—	$550	$—	$550
Foreclosed assets	$—	$971	$—	$971
Total assets measured on a nonrecurring basis	$—	$1,521	$—	$1,521

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

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$1,724	$56	$—	$1,780
Mortgage-backed securities	307,973	9,631	(771)	316,833
State and political subdivisions	222,863	11,584	(129)	234,318
Total securities	$532,560	$21,271	$(900)	$552,931

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$1,725	$75	$—	$1,800
Mortgage-backed securities	304,108	10,389	(62)	314,435
State and political subdivisions	212,011	15,728	—	227,739
Total securities	$517,844	$26,192	$(62)	$543,974

At March 31, 2021 and December 31, 2020, the Company had 22 securities and 2 securities, respectively, with gross unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	March 31, 2021
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	(771)	31,988	—	—
State and political subdivisions	(129)	11,469	—	—
Total	$(900)	$43,457	$—	$—

	December 31, 2020
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	(62)	4,286	—	—
State and political subdivisions	—	—	—	—
Total	$(62)	$4,286	$—	$—

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended March 31,
	2021	2020
Proceeds from sales, calls and maturities of securities available for sale	$1,705	$2,430
Gross gains on sales, calls and maturities of securities available for sale	—	—
Gross losses on sales, calls and maturities of securities available for sale	—	—
Net gains on sale of securities available for sale	$—	$—

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2021 and December 31, 2020 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	March 31, 2021
	Amortized Cost	Fair Value
Maturing within one year	$3,711	$3,750
Maturing after one year through five years	9,300	9,518
Maturing after five years through ten years	25,751	26,960
Maturing after ten years	185,825	195,869
Securities not due at a single maturity date:
Mortgage-backed securities	178,018	182,835
Collateralized mortgage obligations	129,955	133,999
	$532,560	$552,931

	December 31, 2020
	Amortized Cost	Fair Value
Maturing within one year	$3,812	$3,857
Maturing after one year through five years	9,475	9,732
Maturing after five years through ten years	27,250	28,745
Maturing after ten years	173,199	187,205
Securities not due at a single maturity date:
Mortgage-backed securities	157,201	163,029
Collateralized mortgage obligations	146,907	151,406
	$517,844	$543,974

At March 31, 2021, the Company’s investment portfolio included 356 “muni” bonds issued by 295 different government municipalities and agencies located within 31 different states, with an aggregate fair value of $234.3 million. The largest exposure to any single municipality or agency was a combined $3.9 million (fair value) in general obligation bonds issued by the Charter Township of Washington County (MI).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	March 31, 2021		December 31, 2020
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$77,198	$81,619	$76,794	$82,888
California	34,304	35,624	31,122	33,100
Washington	24,133	25,748	22,896	25,072
Other (24 & 21 states, respectively)	56,375	59,066	51,827	55,352
Total general obligation bonds	192,010	202,057	182,639	196,412

Revenue bonds
State of issuance
Texas	6,773	7,181	7,023	7,516
Washington	2,245	2,366	2,249	2,406
California	363	374	363	379
Other (15 & 14 states, respectively)	21,471	22,340	19,737	21,026
Total revenue bonds	30,853	32,261	29,372	31,327
Total obligations of states and political subdivisions	$222,863	$234,318	$212,011	$227,739

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	March 31, 2021		December 31, 2020
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$13,151	$13,756	$12,609	$13,526
Sewer	5,051	5,291	4,584	4,891
Sales tax	3,078	3,234	3,083	3,308
Lease	2,704	2,754	2,707	2,773
Other (8 and 8 sources, respectively)	6,869	7,226	6,389	6,829
Total revenue bonds	$30,853	$32,261	$29,372	$31,327

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

As of March 31, 2021, our total LIHTC investment book balance was $3.3 million, which includes $0.1 million in remaining commitments for additional capital contributions. There were $0.1 million in tax credits derived from our LIHTC investments that were recognized during the three months ended March 31, 2021, and amortization expense of $0.1 million associated with those investments was netted against pre-tax noninterest income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	March 31, 2021
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$35,791	$1,027	$—	$—	$36,818
Other construction/land	34,929	8,469	6,500	535	50,433
1-4 family - closed end	118,364	4,687	944	2,954	126,949
Equity lines	28,796	2,580	207	4,693	36,276
Multi-family residential	54,519	3,565	240	—	58,324
Commercial real estate - owner occupied	334,894	12,161	5,290	7,432	359,777
Commercial real estate - non-owner occupied	1,025,976	19,885	25,108	563	1,071,532
Farmland	114,079	8,193	3,451	434	126,157
Total real estate	1,747,348	60,567	41,740	16,611	1,866,266

Agricultural	42,035	1,345	1,629	467	45,476
Commercial and industrial	169,693	11,051	1,120	1,898	183,762
Mortgage warehouse	187,940	—	—	—	187,940
Consumer loans	4,749	48	8	219	5,024
Total gross loans and leases	$2,151,765	$73,011	$44,497	$19,195	$2,288,468

	December 31, 2020
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$40,044	$8,521	$—	$—	$48,565
Other construction/land	61,809	7,478	2,148	545	71,980
1-4 family - closed end	130,559	4,922	1,356	2,999	139,836
Equity lines	30,479	2,581	58	4,957	38,075
Multi-family residential	57,934	3,597	—	334	61,865
Commercial real estate - owner occupied	308,819	21,148	5,652	7,580	343,199
Commercial real estate - non-owner occupied	1,026,041	10,827	25,048	582	1,062,498
Farmland	104,826	21,468	3,169	442	129,905
Total real estate	1,760,511	80,542	37,431	17,439	1,895,923

Agricultural	39,391	3,617	1,614	250	44,872
Commercial and industrial	194,876	11,819	1,259	1,094	209,048
Mortgage warehouse	307,679	—	—	—	307,679
Consumer loans	5,323	58	11	197	5,589
Total gross loans and leases	$2,307,780	$96,036	$40,315	$18,980	$2,463,111

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets. The Company’s foreclosed assets can include mobile homes and/or OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale. Foreclosed assets totaled $0.9 million at March 31, 2021, and $1.0 million at December 31, 2020. Gross nonperforming loans totaled $8.6 million at March 31, 2021 and $7.6 million at December 31, 2020. Loans and leases are classified as nonperforming when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest. At that point, we stop accruing interest on the loan or lease in question and reverse any previously-

recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection. As of March 31, 2021, the Company had $22.4 million in loans with payment deferrals either under section 4013 of the CARES Act or the April 7, 2020 Interagency Statement.

An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	March 31, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$36,818	$36,818	$—
Other construction/land	—	—	—	—	50,433	50,433	—
1-4 family - closed end	142	—	36	178	126,771	126,949	1,530
Equity lines	1,025	149	304	1,478	34,798	36,276	2,176
Multi-family residential	—	240	—	240	58,084	58,324	—
Commercial real estate - owner occupied	210	—	405	615	359,162	359,777	1,574
Commercial real estate - non-owner occupied	—	—	152	152	1,071,380	1,071,532	563
Farmland	989	—	—	989	125,168	126,157	434
Total real estate	2,366	389	897	3,652	1,862,614	1,866,266	6,277

Agricultural	819	191	250	1,260	44,216	45,476	466
Commercial and industrial	974	384	195	1,553	182,209	183,762	1,835
Mortgage warehouse lines	—	—	—	—	187,940	187,940	—
Consumer	27	5	—	32	4,992	5,024	21
Total gross loans and leases	$4,186	$969	$1,342	$6,497	$2,281,971	$2,288,468	$8,599
(1)	As of March 31, 2021, there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Loan Portfolio Aging

(dollars in thousands, unaudited)

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$48,565	$48,565	$—
Other construction/land	—	—	—	—	71,980	71,980	—
1-4 family - closed end	210	37	150	397	139,439	139,836	1,193
Equity lines	1,409	—	551	1,960	36,115	38,075	2,403
Multi-family residential	—	—	—	—	61,865	61,865	—
Commercial real estate - owner occupied	101	1,187	78	1,366	341,833	343,199	1,678
Commercial real estate - non-owner occupied	—	—	152	152	1,062,346	1,062,498	582
Farmland	—	211	442	653	129,252	129,905	442
Total real estate	1,720	1,435	1,373	4,528	1,891,395	1,895,923	6,298

Agricultural	—	—	250	250	44,622	44,872	250
Commercial and industrial	325	—	237	562	208,486	209,048	1,026
Mortgage warehouse lines	—	—	—	—	307,679	307,679	—
Consumer	38	—	—	38	5,551	5,589	24
Total gross loans and leases	$2,083	$1,435	$1,860	$5,378	$2,457,733	$2,463,111	$7,598
(1)	As of December 31, 2020, there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR) if the modification constitutes a concession, excluding loan modifications that are COVID-19 related and made in accordance with the interagency guidance and the CARES Act as described in Note 3, above. At March 31, 2021, the Company had a total of $13.0 million in TDRs, including $2.3 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain, then the loan will be kept on non-accrual status.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended March 31, 2021
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	83	—	83
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	83	—	83
Agricultural	—	118	—	—	—	118
Commercial and industrial	—	185	—	—	—	185
Consumer loans	—	41	—	—	—	41
Total	$—	$344	$—	$83	$—	$427

Three months ended March 31, 2020
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	86	86
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	—	86	86
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$—	$—	$—	$—	$86	$86

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended March 31, 2021
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	1	83	83	—	1
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		83	83	—	1

Agricultural	1	118	118	116	111
Commercial and industrial	1	185	185	(1)	48
Consumer loans	1	41	41	—	—
Total		$427	$427	$115	$160
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended March 31, 2020
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	86	86	—	—
Farmland	0	—	—	—	—
Total real estate loans		86	86	—	—

Agricultural	0	—	—	—	—
Commercial and industrial	0	—	—	—	—
Consumer loans	0	—	—	—	—
Total		$86	$86	$—	$—
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The Company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three-month periods ended March 31, 2021 and 2020.

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

Our acquisition of Santa Clara Valley Bank in 2014 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	March 31, 2021
	Unpaid Principal Balance	Carrying Value
Real estate secured	$73	$—
Total purchased credit impaired loans	$73	$—

	December 31, 2020
	Unpaid Principal Balance	Carrying Value
Real estate secured	$78	$—
Total purchased credit impaired loans	$78	$—

There was no allowance for loan losses allocated for PCI loans as of March 31, 2021 or December 31, 2020. There was no discount accretion recorded on PCI loans during the three months ended March 31, 2021.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $0.6 million at both March 31, 2021 and December 31, 2020.

Impaired Loans

(dollars in thousands, unaudited)

	March 31, 2021
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$535	$535	$94	$538	$51
1-4 family - closed-end	2,030	2,030	48	2,048	105
Equity lines	2,841	2,841	182	2,860	115
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	5,858	5,858	74	5,873	175
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate	11,264	11,264	398	11,319	446
Agricultural	361	361	361	365	—
Commercial and industrial	1,253	1,253	409	1,279	6
Consumer loans	219	219	17	223	21
Subtotal	13,097	13,097	1,185	13,186	473
With no related allowance recorded
Real estate:
Other construction/land	$111	$—	$—	$—	$—
1-4 family - closed-end	942	924	—	938	—
Equity lines	1,877	1,852	—	1,862	9
Multi-family residential	—	—	—	221	27
Commercial real estate- owner occupied	1,693	1,574	—	1,595	—
Commercial real estate- non-owner occupied	563	563	—	570	—
Farmland	434	434	—	437	—
Total real estate	5,620	5,347	—	5,623	36
Agricultural	106	106	—	106	—
Commercial and industrial	652	645	—	651	1
Consumer loans	40	—	—	—	2
Subtotal	6,418	6,098	—	6,380	39
Total	$19,515	$19,195	$1,185	$19,566	$512
(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans

(dollars in thousands, unaudited)

	December 31, 2020
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	545	545	171	565	40
1-4 family - closed-end	2,078	2,077	51	2,141	104
Equity lines	2,875	2,875	233	2,989	98
Multi-family residential	334	334	16	343	23
Commercial real estate- owner occupied	6,076	6,076	54	6,135	226
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate	11,908	11,907	525	12,173	491
Agricultural	250	250	250	250	—
Commercial and industrial	945	935	202	1,152	6
Consumer loans	235	197	19	221	16
Subtotal	13,338	13,289	996	13,796	513
With no related allowance recorded
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—
Other construction/land	$114	—	—	5	—
1-4 family - closed-end	942	922	—	960	—
Equity lines	2,160	2,082	—	2,127	3
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	1,624	1,504	—	1,590	—
Commercial real estate- non-owner occupied	582	582	—	617	—
Farmland	442	442	—	446	—
Total real estate	5,864	5,532	—	5,745	3
Agricultural	—	—	—	—	—
Commercial and industrial	189	159	—	165	—
Consumer loans	5	—	—	5	2
Subtotal	6,058	5,691	—	5,915	5
Total	$19,396	$18,980	$996	$19,711	$518
(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired, and current appraisals were available or in process for 56% of the Company’s impaired real estate loan balances at March 31, 2021. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $17.1 million at March 31, 2021.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended March 31, 2021, although as outlined in Note 3 to the consolidated financial statements we will substantially update our methodology upon the implementation of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update ASU 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326) when the earlier of the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. Moreover, we will continue to enhance our methodology as needed in order to comply with regulatory and accounting requirements, keep pace with the size and complexity of our loan and lease portfolio, and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended March 31, 2021
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$11,766	$482	$4,721	$720	$49	$17,738
Charge-offs	(233)	—	(52)	(163)	—	(448)
Recoveries	453	—	110	216	—	779
Provision	820	190	(574)	(180)	(6)	250
Ending balance	$12,806	$672	$4,205	$593	$43	$18,319
Reserves:
Specific	$398	$361	$409	$17	$—	$1,185
General	12,408	311	3,796	576	43	17,134
Ending balance	$12,806	$672	$4,205	$593	$43	$18,319
Loans evaluated for impairment:
Individually	$16,611	$467	$1,898	$219	$—	$19,195
Collectively	1,849,655	45,009	369,804	4,805	—	2,269,273
Ending balance	$1,866,266	$45,476	$371,702	$5,024	$—	$2,288,468

	Year ended December 31, 2020
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,635	193	2,685	1,278	132	$9,923
Charge-offs	—	—	(436)	(1,397)	—	(1,833)
Recoveries	87	—	129	882	—	1,098
Provision	6,044	289	2,343	(43)	(83)	8,550
Ending balance	$11,766	$482	$4,721	$720	$49	$17,738
Reserves:
Specific	$525	$250	$202	$19	$—	$996
General	11,241	232	4,519	701	49	16,742
Ending balance	$11,766	$482	$4,721	$720	$49	$17,738
Loans evaluated for impairment:
Individually	$17,439	$250	$1,094	$197	$—	$18,980
Collectively	1,878,484	44,622	515,633	5,392	—	2,444,131
Ending balance	$1,895,923	$44,872	$516,727	$5,589	$—	$2,463,111
(1)	Includes mortgage warehouse lines.

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended March 31, 2020
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Charge-offs	—	—	(25)	(617)	—	(642)
Recoveries	72	—	28	272	—	372
Provision	1,608	42	66	204	(120)	1,800
Ending balance	$7,315	$235	$2,754	$1,137	$12	$11,453
Reserves:
Specific	$490	$—	$520	$98	$—	$1,108
General	6,825	235	2,234	1,039	12	10,345
Ending balance	$7,315	$235	$2,754	$1,137	$12	$11,453
Loans evaluated for impairment:
Individually	$13,753	$5	$1,405	$376	$—	$15,539
Collectively	1,387,435	49,194	339,193	6,664	—	1,782,486
Ending balance	$1,401,188	$49,199	$340,598	$7,040	$—	$1,798,025
(1)	Includes mortgage warehouse lines.

Note 12 – Operating Leases

We lease space under non-cancelable operating leases for 21 branch locations, three off-site ATM locations, one administrative building, one loan production office and a warehouse. Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs). Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component, but are separately accounted for in occupancy expense. The Company recognized lease expense of $0.5 million and $0.6 million for the three-month periods ended March 31, 2021 and March 31, 2020, respectively. Most leases include one or more renewal options available to exercise. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2021.

At March 31, 2021, the Company’s right-of-use assets and operating lease liabilities were $6.3 million and $6.8 million, respectively. The weighted average remaining lease term for the lease liabilities was 6.4 years, and the weighted average discount rate of remaining payments was 5.5 percent. There were no lease liabilities from new right-of-use assets obtained during the three months ended March 31, 2021. Cash paid on operating leases was $0.6 million for the three months ended March 31, 2021.

Maturities of our lease liabilities for all operating leases are as follows (dollars in thousands, unaudited):

March 31, 2021
2021 (1)	$2,163
2022	1,460
2023	1,067
2024	797
2025	615
Thereafter	2,081
Total	8,183
Less: present value discount	(1,345)
Lease liability (2)	$6,838
(1)	Contractual maturities for the nine months remaining in 2021.
(2)	Lease liability is included in other liabilities.

The following table presents the future minimum rental payments under leases with terms in excess of one year as of December 31, 2020 presented in accordance with ASC Topic 840, “Leases”:

December 31, 2020
2021	$2,130
2022	1,722
2023	1,269
2024	910
2025	750
Thereafter	2,612
Total undiscounted lease payments	$9,393

Note 13 – Revenue Recognition.

The Company utilizes the guidance found in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), when accounting for certain noninterest income. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sufficient information should be provided to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s revenue streams that are within the scope of and accounted for under Topic 606 include service charges on deposit accounts, debit card interchange fees, and fees levied for other services the Company provides its customers. The guidance does not apply to revenue associated with financial instruments such as loans and investments, and other noninterest income such as loan servicing fees and earnings on bank-owned life insurance, which are accounted for on an accrual basis under other provisions of GAAP. In total, approximately 31.8% and 21.1% of the Company’s noninterest revenue was outside of the scope of the ASC 606 for the three-month periods ended March 31, 2020, respectively.

All of the company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income, except for gains on the sale of OREO which is classified as noninterest expense. The following table presents the Company’s sources of noninterest income for the three-month periods ended March 31, 2021 and 2020. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended March 31,
	2021	2020
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,105	$1,663
Other service charges on deposits	1,662	1,520
Debit card interchange income	1,894	1,632
Loss on limited partnerships(1)	(133)	(158)
Dividends on equity investments(1)	192	194
Unrealized gains recognized on equity investments(1)	857	447
Other(1)	1,253	808
Total noninterest income	$6,830	$6,106

Noninterest expense
Salaries and employee benefits (1)	$11,151	$10,172
Occupancy expense (1)	2,486	2,327
(Gain) loss on sale of OREO	(15)	2
Other (1)	6,649	5,317
Total noninterest expense	$20,271	$17,818
(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

With regard to noninterest income associated with customer contracts, the Company has determined that transaction prices are fixed, and performance obligations are satisfied as services are rendered, thus there is little or no judgment involved in the timing of revenue recognition under contracts that are within the scope of ASC 606.

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. Words such as “expects”, “anticipates”, “believes”, “projects”, and “estimates” or variations of such words and similar expressions are intended to identify forward-looking statements. These statements are based on certain underlying assumptions and are not guarantees of future performance, as they could be impacted by a several potential risks and developments that cannot be predicted with any degree of certainty. Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements.

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to, the risk of unfavorable economic conditions in the Company’s market areas; risks associated with the current national emergency with respect to COVID-19 including the impact that national, state, and local responses, including shelter-at-home orders and limitations on business and personal activity as well as any stimulus or relief efforts, have on customers’ ability to repay loans or to resume normal payments following the end of COVID-19 related deferrals granted by the Bank; the Company’s delayed implementation of CECL; the ability for the Company to serve its customers with modified branch operations as well as social distancing guidelines and mandates under state and local stay-at-home orders; risks associated with fluctuations in interest rates or a sustained low interest rate environment; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the Company’s ability to receive regulatory approval for acquisitions or branch expansion while having a less than satisfactory rating under the Community Reinvestment Act; the success of acquisitions or branch expansion, closure or consolidation; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject. Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2020 and in Item 1A, herein.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the allowance for loan and lease losses, as explained in detail in Note 11 to the consolidated financial statements and in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 11 to the consolidated financial statements; income taxes and related deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this discussion and analysis. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations regarding those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2021 compared to First Quarter 2020

First quarter 2021 net income was $11.1 million, or $0.72 per diluted share, compared to $7.8 million, or $0.51 per diluted share in the first quarter of 2020. The Company’s annualized return on average equity was 12.94% and annualized return on average assets was 1.40% for the quarter ended March 31, 2021, compared to 9.97% and 1.23%, respectively, for the same quarter in 2020. The primary drivers behind the variance in first quarter net income are as follows:

●	The $4.8 million, or 20%, increase in net interest income is due mostly to a $3.4 million increase in interest income resulting primarily from higher loan volumes as compared to March 31, 2020, accelerated fee income recognition from the forgiveness of SBA PPP loans, partially offset by lower rates. In addition, there was a $1.4 million favorable decline in interest expense due to a higher mix of noninterest bearing deposits and lower rates on the remaining deposits and borrowed funds. The provision for loan & lease losses is $1.6 million lower as a result of higher economic uncertainty as the primary driver for provision, offset by net loan recoveries and lower historical loss rates used in the calculation.
●	The $0.7 million, or 12%, favorable increase in noninterest income is due to a $0.4 million favorable change in the annual fair market value adjustment of restricted equity investments, and fluctuations in income on bank- owned life insurance (BOLI) associated with deferred compensation plans. Customer service charges on deposit accounts were lower in the quarterly comparison, but were partially offset by increases in debit card interchange income.
●	The efficiency ratio improved to 56.43% from 58.88%. Although there was a $2.5 million increase in noninterest expense, net interest income increased $4.8 million as described above. The largest expense item with an increase was salaries and benefits, with a $1.0 million increase due to lower deferred loan costs and higher bonus expense in the first quarter of 2021 as compared to the same period in 2020.

FINANCIAL CONDITION SUMMARY

March 31, 2021 relative to December 31, 2020

The Company’s assets totaled $3.3 billion at March 31, 2021 relative to $3.2 billion at December 31, 2020. The following provides a summary of key balance sheet changes during the first three months of 2021:

●	The Company’s balance of cash and cash equivalents was up by $274.8 million, or 385% from December 31, 2020. The overall increase in cash balances was due primarily to increases in deposit accounts and decreases in loan balances during the first quarter 2021.
●	Securities available-for-sale were $552.9 million at March 31, 2021, an increase of $9.0 million, or 2% from December 31, 2020. The Company purchased $45.2 million in various Government Agency sponsored mortgage-backed securities and municipal securities.

●	The year-to-date 2021 loan balance decline of $175.2 million, or 7%, was highlighted by declines in outstanding balances on mortgage warehouse lines of $119.7 million, as well as a $19.3 million decline in SBA Paycheck Protection Program (PPP) loans. During the first quarter of 2021 the Bank had $33.2 million in SBA PPP loan originations, but overall SBA balances declined due to SBA forgiveness of $52.8 million in PPP loans during the same period. The remainder of the decline was primarily in real estate secured loans with an increased strategic focus of building our commercial & industrial loans, including owner-occupied CRE loans and small business lending. The Company’s regulatory commercial real estate concentration ratio decreased to 352% at March 31, 2021 as compared to 378% at December 31, 2020.
●	Deposits increased by $229.3 million, or 9%, in the first quarter of 2021. The growth in deposits came primarily from noninterest bearing or low-cost transaction, and savings accounts, while higher-cost time deposits decreased slightly.

●	Short-term borrowings decreased by $125.5 million during the first quarter of 2021 to $56.5 million at March 31, 2021. The decrease was due to a decrease in Federal Home Loan Bank (FHLB) overnight borrowings due to an increase in deposit balances.

●	Total shareholders’ equity of $348.0 million at March 31, 2021 reflects an increase of $4.1 million, or 1%, relative to year-end 2020 due to capital from the $11.1 million addition of net income, a $4.1 million unfavorable swing in accumulated other comprehensive income/loss, stock options exercised, restricted stock compensation, net of $3.2 million in dividends paid.

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
●	On March 22, 2020, the federal financial institution regulatory agencies (the agencies) issued guidance to financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (TDRs). The guidance was subsequently modified on April 7, 2020 to conform with Section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act. Further interagency guidance for financial institutions was issued in June, August, and September 2020.
●	On March 27, 2020, the CARES Act was enacted by Congress and signed into law by the President to address the impact of the COVID-19 on the economy. Among other things, the CARES Act provided banking institutions with the option of deferring the implementation of the Current Expected Credit Loss (“CECL”) accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326) until later in 2020; confirmed that certain loan modifications would not be treated as a TDR; authorized the Small Business Administration to create the Paycheck Protection Program (PPP) which allows banking institutions to offer a certain amount of forgivable loans to primarily assist with funding payroll for small businesses; and provides a temporary reduction to the minimum ratio under the Community Bank Leverage Ratio framework.
●	On December 21, 2020, the Consolidated Appropriation Act, 2021 was enacted by Congress and signed into law by the President on December 27, 2020. Among other things, this bill provided $600 per person (subject to income limits), included $284 billion in additional forgivable loans via the PPP, extended the suspension of TDR identification, and extended the temporary delay of the implementation of CECL through January 2022.
●	On March 10, 2021, the American Rescue Plan Act was enacted by Congress and signed into law by the President on March 11, 2021. Among other things, this bill provided an additional economic impact payment of $1,400 per-person (subject to income limits), and many other economic incentives and benefits to individuals, businesses, states, municipalities, and tribal governments.
●	In 2021, COVID-19 vaccinations began rolling out across the country and in California. In early April 2021, with over 20 million vaccines administered in California, a Blueprint for a Safer Economy was announced to fully reopen the California economy on June 15, 2021, subject to certain health requirements, if two criteria are met regarding equitable vaccine availability and a consistently low burden of disease.

Impact of COVID-19 on the Company’s Operations

●	The Company had $10.4 million in classified assets at March 31, 2021, from loans modified under the Interagency Guidance or CARES Act, as amended, that are either not expected to make all principal and interest payments in a timely manner, or will need further modifications or assistance. Starting in April 2020, the Company took actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA Paycheck Protection Program (PPP) loans. For further information on the principal and interest deferrals, please see the “Nonperforming Assets” section below.
●	The uncertainty of national and local economic conditions had an impact on our provision for loan and lease losses in 2020 and continuing into 2021. The Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. In December 2020, the Consolidated Appropriations Act, 2021, extended the deferral of implementation of CECL from December 31, 2020, to the earlier of the first day of the fiscal year, beginning after the national emergency terminates or January 1, 2022. Although this deferral will

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
●	The Company expects that net interest income will continue to be adversely impacted over time given pressure on net interest margin as a result of the current interest rate environment. As described above, in March 2020, the FOMC cut short-term rates by 150 basis points to near zero. The uncertainty with COVID-19 and the lower targeted fed funds rates also impacted other rates including the Prime Rate and treasury yields. These lower rates impacted our net interest margin. Our net interest margin for the three months ended March 31, 2021, was 3.93%, compared to a net interest margin of 4.13% for the same period in 2020. New loans booked in 2021 have been at lower rates and although deposit costs have also declined, deposit costs were already low or at their floors.
●	The COVID-19 pandemic has not adversely affected our capital or financial resources as of March 31, 2021. During the first three months of 2021, total shareholders’ equity increased by $4.1 million, or 1%, to $348.0 million. The Company earned $11.1 million in net income in the first three months of 2021, but had a $4.1 million decrease in accumulated other comprehensive income as a result of decreases in the value of our investment portfolio due to an uptick in interest rates. The Company also paid dividends of $3.2 million during the first quarter of 2021. On April 15, 2021, the Company declared a twenty-one cent per share dividend to be paid on May 12, 2021. Although presently not expected, if the Company were to incur significant credit losses as a result of COVID-19’s impact on our customers’ ability to repay loans, capital could be adversely impacted. With respect to liquidity, the Company maintains strong primary and secondary liquidity sources as further described under “Liquidity and Market Risk Management” below.
●	While we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet, this could change in future periods. Certain valuation assumptions and judgments continue to change to account for pandemic-related circumstances such as widening credit spreads. However, we do not anticipate any significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of March 31, 2021, our goodwill was not impaired. The Company last performed an assessment of potential impairment to its goodwill at December 31, 2020 and concluded that it was not more likely than not that a goodwill impairment exists. The Company continues to monitor its goodwill recorded on the balance sheet for potential impairment and did not believe there was any event that would trigger a potential impairment in the first quarter of 2021. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At March 31, 2021, we had goodwill of $27.4 million which represented 8% of total equity.
●	The Company continues to serve its customers. Out of our 40 branch locations, four are open with drive-up only access, and five branches are currently closed except by appointment. Approximately 45% of our back-office and corporate employees are working remotely and it has not adversely affected our operations. In addition, none of our internal controls have changed or are expected to change as a result of the remote work arrangements other than the use of remote approvals. The Company is preparing to bring all the branch locations back to normal operating hours in the next 30 days and is analyzing the return of the corporate office staff over the next 90 days. As a result of a change in customer behaviors brought about by the COVID-19 pandemic along with an efficiency review, the Company has decided to permanently close five branch locations effective June 18, 2021. Many of our customers have found an added convenience and ease of transacting business through online and mobile banking services which precipitated our decision to close locations where in-person transaction volumes no longer warranted a traditional brick-and-mortar branch. The acceleration of leasehold improvements for these locations increased depreciation expense by $0.1 million in the first quarter of 2021 and is expected to increase depreciation expense by an additional $0.4 million in the second quarter of 2021. Further, it is anticipated that there will be additional amortization expense of $0.2 million related to the right of use asset from lease cancellations. It is projected that closing these five branch locations will result in annual noninterest expense savings of between $0.8 and $1.0 million.
●	To date, the Company did not experience any challenges in implementing its business continuity plans. The Company’s Risk Management team began preparing in early 2020, with ordering of supplies such as hand sanitizer, masks and cleaning supplies, as well as laptops for those who did not have one. This enabled the Company to immediately communicate and implement plans to continue operations in our banking facilities while enabling those non-customer facing employees to immediately begin working remotely. The Company did not face any material resource constraints in implementing these plans.
●	As a financial institution providing essential services, the Company expects continued demand for loans and deposits, albeit at a much slower pace than in 2020 for mortgage warehouse utilization and SBA PPP loan demand. In addition, it is expected that the Company’s strategic shift to focus more on loan categories other than non-owner occupied real estate will result in lower overall loan originations in 2021 than in 2020. It is further expected that certain services may see continued declines in demand for certain deposit services, such as debit and credit card interchange, given lower consumer spending.
●	The Company loosened its vacation and sick-time policies to accommodate our employees who were affected by COVID-19. The Company has hired an additional 28 temporary employees throughout the pandemic related to higher demand for loan processing and forgiveness, and to provide enhanced customer service. It is expected that the number of temporary employees will begin to decline through the second and third quarters of 2021.

EARNINGS PERFORMANCE

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is noninterest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance and certain non-debt investments. The majority of the Company’s noninterest expense is comprised of operating costs that facilitate offering a broad range of banking services to our customers.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income increased $4.8 million to $28.6 million, for the first quarter of 2021 over the first quarter of 2020.

For the first quarter of 2021 as compared to the same quarter in 2020, average loan balances increased $658.5 million, primarily due to increases in real estate loans of $484.4 million, mortgage warehouse lines of $98.2 million and SBA PPP loans of $109.7 million contributing to the $4.3 million increase in loan interest income, however the volume increase was offset by lower yields. Overall, there was a decline of 68 bps in loan yield for the quarter ending March 31, 2021 as compared to the same period in 2020. Offsetting declines in yield on earnings assets, there was a 40 bps decrease in the cost of interest-bearing liabilities for the same period.

The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	March 31, 2021			March 31, 2020
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Federal funds sold/due from time	$76,504	$19	0.10%	$37,124	$140	1.52%
Taxable	317,254	1,578	2.02%	408,841	2,460	2.42%
Non-taxable	226,838	1,449	3.28%	195,440	1,339	3.48%
Total investments	620,596	3,046	2.24%	641,405	3,939	2.69%

Loans and leases:(3)
Real estate	1,879,359	21,391	4.62%	1,394,911	18,723	5.40%
Agricultural	46,153	419	3.68%	48,532	583	4.83%
Commercial	191,656	2,451	5.19%	107,696	1,096	4.10%
Consumer	5,422	196	14.66%	7,583	368	19.52%
Mortgage warehouse lines	242,865	1,928	3.22%	144,621	1,264	3.52%
Other	1,588	27	6.90%	5,242	78	5.98%
Total loans and leases	2,367,043	26,412	4.53%	1,708,585	22,112	5.21%
Total interest earning assets (4)	2,987,639	29,458	4.05%	2,349,990	26,051	4.52%
Other earning assets	13,275			12,841
Non-earning assets	201,114			196,906
Total assets	$3,202,028			$2,559,737
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$130,763	$73	0.23%	$88,731	$62	0.28%
NOW	569,171	101	0.07%	456,586	122	0.11%
Savings accounts	391,091	53	0.05%	297,721	73	0.10%
Money market	136,422	30	0.09%	117,249	43	0.15%
Certificates of deposit, under $100,000	72,147	51	0.29%	80,852	134	0.67%
Certificates of deposit, $100,000 or more	340,269	238	0.28%	379,699	1,233	1.31%
Brokered deposits	100,000	62	0.25%	40,824	167	1.65%
Total interest bearing deposits	1,739,863	608	0.14%	1,461,662	1,834	0.50%
Borrowed funds:
Federal funds purchased	5,822	1	0.07%	4	—	—
Repurchase agreements	46,097	45	0.40%	27,482	27	0.40%
Short term borrowings	11,530	2	0.07%	5,946	9	0.61%
TRUPS	35,141	247	2.85%	34,962	394	4.53%
Total borrowed funds	98,590	295	1.21%	68,394	430	2.53%
Total interest bearing liabilities	1,838,453	903	0.20%	1,530,056	2,264	0.60%
Demand deposits - noninterest bearing	977,137			678,592
Other liabilities	39,199			36,220
Shareholders' equity	347,239			314,869
Total liabilities and shareholders' equity	$3,202,028			$2,559,737
Interest income/interest earning assets			4.05%			4.52%
Interest expense/interest earning assets			0.12%			0.39%
Net interest income and margin(5)		$28,555	3.93%		$23,787	4.13%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $1.4 million and $(0.1) million for the quarters ended March 31, 2021 and 2020, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

The Volume and Rate Variances table below sets forth the dollar difference for the comparative periods in interest earned or paid for each major category of interest earning assets and interest-bearing liabilities, and the amount of such change attributable to fluctuations in average balances (volume) or differences in average interest rates. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates, and rate variances are equal to the change in rates multiplied by prior period average balances. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance.

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended March 31,
	2021 over 2020
	Increase (decrease) due to
Assets:	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$149	$(270)	$(121)
Taxable	(551)	(331)	(882)
Non-taxable	215	(105)	110
Total investments	(187)	(706)	(893)
Loans and leases:
Real estate	6,502	(3,834)	2,668
Agricultural	(29)	(135)	(164)
Commercial	854	501	1,355
Consumer	(105)	(67)	(172)
Mortgage warehouse	859	(195)	664
Other	(54)	3	(51)
Total loans and leases	8,027	(3,727)	4,300
Total interest earning assets	$7,840	$(4,433)	$3,407
Liabilities
Interest bearing deposits:
Demand deposits	$29	(18)	$11
NOW	30	(51)	(21)
Savings accounts	23	(43)	(20)
Money market	7	(20)	(13)
Certificates of deposit, under $100,000	(14)	(69)	(83)
Certificates of deposit, $100,000 or more	(128)	(867)	(995)
Brokered deposits	242	(347)	(105)
Total interest bearing deposits	189	(1,415)	(1,226)
Borrowed funds:
Repurchase agreements	18	—	18
Short term borrowings	8	(15)	(7)
TRUPS	2	(149)	(147)
Total borrowed funds	28	(163)	(135)
Total interest bearing liabilities	217	(1,578)	(1,361)
Net interest income	$7,623	$(2,855)	$4,768

The volume variance calculated for the first three months of 2021 relative to the first three months of 2020 was a favorable $7.6 million due to higher average balances of interest earning assets, resulting from organic growth in commercial real estate loans, growth in commercial loans due to our participation in the SBA PPP program and higher utilization of mortgage warehouse lines. There was an unfavorable rate variance of $2.9 million for the comparative quarters since the weighted average yield on interest earning assets fell by 47 basis points and the weighted average cost of interest-bearing liabilities decreased by 40 basis points. The rate variance was negatively impacted by the following factors: rate cuts by the FOMC in March 2020 and resulting lower rates and yields given the uncertainty of the pandemic, new loans and investments having lower yields overall, including an increase in low-yielding SBA PPP loans.

These negative factors were partially offset by an increase in loans overall as a percent of overall earning assets, as well as lower costs of time-deposits and other interest-bearing liabilities. The average fees on the SBA PPP loans was approximately 5.5%. These fees, net of loan costs, are being accreted over the stated life of the loan (generally two years for PPP loans generated in 2020 and 5 years for PPP loans generated in 2021), net of loan costs. Our customers with an SBA PPP loan are generally eligible to apply for loan forgiveness after 24 weeks. After the 24-week covered period, PPP borrowers have ten months to apply for forgiveness. During this period, payments are not due on the loan. If a loan is forgiven, upon repayment of principal and interest by the SBA, any unaccreted fee income, net of unamortized costs, would be recognized as interest income at such time. The decrease in rate on interest earning assets was less than the net volume/rate decrease in interest bearing liabilities and resulted in a favorable $4.8 million net volume/rate difference. The Company’s net interest margin for the first three months of 2021 was 3.93%, as compared to 4.13% in the first three months of 2020.

As described above, a lower rate environment precipitated by two interest rate cuts by the Federal Open Market Committee totaling 150 bps in March 2020 and other economic uncertainty negatively impacted our yield on existing adjustable and variable rate portfolio loans and created a lower initial interest rate for new loan volumes. At March 31, 2021, approximately 10% of our total portfolio, or $226.2 million, consists of variable rate loans. Of these variable rate loans, approximately $84.1 million have floors that limited the overall reduction in rates. At March 31, 2021, our outstanding fixed rate loans represented 22% of our loan portfolio. The remaining 68% of our loan portfolio at March 31, 2021 consists of adjustable rate loans. However, the majority of these loans (approximately $1.2 billion) will not begin adjusting for at least another 3 years. Approximately $70.1 million of these adjustable rate loans will reprice in the next quarter.

Cash balances have increased on March 31, 2021 as compared to December 31, 2020 due to the increase in deposit balances and lower loan balances in the first quarter of 2021. For the quarterly comparisons, there was an unfavorable net volume rate variance since cash balances earned considerably lower yields than other earning assets.

Overall average investment securities decreased by $60.2 million for the quarter ending March 31, 2021 as compared to March 31, 2020. For the three months ending March 31, 2021 over the same period for 2020, average non-taxable securities increased $31.4 million and taxable securities decreased $91.6 million. The overall investment portfolio had a tax-equivalent yield of 2.66% at March 31, 2021, with an average life of 4.5 years.

Interest expense was $0.9 million in the first quarter of 2021, a decline of $1.4 million, or 60%, compared to the first quarter of 2020. The significant decline in interest expense for the quarterly comparisons is attributable to a favorable shift in deposit mix as average noninterest bearing demand deposits increased $298.5 million in the first quarter of 2021 as compared to the same quarter in 2020. Lower cost transaction, savings and money market accounts increased $267.2 million in the first quarter of 2021 as compared to the same quarter in 2020. The average cost of interest-bearing deposits declined by 36 basis points, or 72%, to 14 basis points for the first quarter of 2021 compared to the first quarter of 2020.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company recorded a loan loss provision of $0.3 million in the first quarter of 2021 compared to $1.8 million in the first quarter of 2020. The decrease in provision for loan and lease losses is due to a decrease in loan balances and the receipt of net loan recoveries for the first three months of 2021.

There was no provision for loan and lease losses, or related allowance for loan and leases losses, associated with the SBA PPP loans as those loans carry a full guarantee by the SBA, subject to the financial institution meetings its Bank Secrecy Act obligations and other diligence requirements in making such loans.

Management also evaluated its qualitative risk factors under our current incurred loss model and adjusted for changes as deemed appropriate in the current environment. These qualitative risk factors accounted for the majority of the provision expense in both the first quarter of 2020 and in the first quarter of 2021.

As described above, the Company was subject to the adoption of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326). However, the Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. The Consolidated Appropriations Act, 2021 extended the deferral of implementation of CECL to the earlier of the first day of the fiscal year, beginning after the national emergency terminates or January 1, 2022. The Company has elected this deferral to provide time to better assess the impact of the COVID-19 pandemic and changing economic forecasts on the expected lifetime credit losses. It is expected that the Company’s Allowance for Credit Loss under CECL will be approximately 50% higher than the current Allowance for Loan and Lease Losses, with the initial adjustment being recorded as an adjustment to equity, as previously disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2020. If the CECL adjustment is to increase the current Allowance for Loan and Lease Losses by 50% at 1/1/2022, the adjustment to equity will also be adjusted for income taxes, causing a net decrease to equity of approximately $5.8 million to $6.5 million. This adjustment is not expected to immediately impact our regulatory capital ratios given the Interagency Guidance to phase-in the CECL adjustment as adopted in 2020. At this time, the Company is not anticipating any need to raise capital due to the CECL implementation.

The Company has taken actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA PPP loans. As described below under Nonperforming Assets, since April 2020, the Company modified approximately $425.9 million of loans under either Section 4013 of the CARES Act or the April 7, 2020 Interagency statement that offered some practical expedients for loan modifications. These modifications generally provided for a six-month deferral of both interest and principal and the vast majority of the customers on deferral resumed making scheduled payments upon the expiration of the deferral. As of March 31, 2021, the Company had $22.4 million in remaining loan modifications; all but two small balance consumer loans are fully secured by real estate. The Company expects that all customers show an ability and willingness to pay full principal and interest upon maturity of their deferment period. These deferrals had an impact on how the Company internally grades its loans and as such had an impact on the overall provision under the incurred loss method. The performance on these loans after the end of the deferral period could impact future provision.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded net recoveries of $0.3 million in the first quarter of 2021 as compared to net charge-offs of $0.3 million for the comparative period of 2020.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three periods ended March 31, 2021 and 2020:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended March 31,
Noninterest income:	2021	% of Total	2020	% of Total
Service charges on deposit accounts	$2,767	40.51%	$3,183	52.13%
Other service charges and fees	2,560	37.48%	2,404	39.37%
Net gains on sale of securities available-for-sale	—	—	—	—
Bank-owned life insurance	583	8.54%	38	0.62%
Other	920	13.47%	481	7.88%
Total noninterest income	$6,830	100.00%	$6,106	100.00%
As a % of average interest earning assets (1)		0.93%		1.05%

Noninterest expense:
Salaries and employee benefits	$11,151	55.01%	$10,172	57.08%
Occupancy costs
Furniture & equipment	452	2.23%	465	2.61%
Premises	2,034	10.04%	1,862	10.44%
Advertising and marketing costs	321	1.58%	601	3.37%
Data processing costs	1,426	7.03%	1,142	6.41%
Deposit services costs	2,068	10.21%	1,797	10.09%
Loan services costs
Loan processing	169	0.83%	171	0.96%
Foreclosed assets	107	0.53%	6	0.03%
Other operating costs
Telephone & data communications	380	1.87%	368	2.07%
Postage & mail	84	0.41%	68	0.38%
Other	462	2.28%	386	2.17%
Professional services costs
Legal & accounting	442	2.18%	328	1.84%
Acquisition costs	—	—	—	—
Other professional service	897	4.43%	247	1.39%
Stationery & supply costs	78	0.38%	115	0.65%
Sundry & tellers	200	0.99%	90	0.51%
Total noninterest expense	$20,271	100.00%	$17,818	100.00%
As a % of average interest earning assets (1)		2.75%		3.05%
Efficiency ratio (2)(3)	56.43%		58.88%
(1)	Annualized
(2)	Tax equivalent
(3)	Noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest Income:

Total noninterest income reflected an increase of $0.7 million, or 12%, for the quarter ended March 31, 2021 as compared to the same quarter in 2020 due mostly to higher BOLI income and an increase in the other noninterest income category.

BOLI income increased by $0.5 million as compared to the same quarter of 2020. This BOLI variance was due mostly to fluctuations in underlying values of assets in the specific account BOLI policies that are designed to have similar assets to those in the deferred compensation plans. Thus, the higher values in BOLI policies are offset by higher deferred compensation expense reflected primarily in director fees expense. At March 31, 2021, there was $43.5 million in BOLI policies associated with the deferred compensation plans and $9.8 million in separate account BOLI policies.

Additionally, in the “other” category of noninterest income the Company reflected a $0.4 million increase in the first quarter of 2021 as compared to the first quarter of 2020 the valuation of restricted stock held by the Company as required under FASB ASU 2016-01. This stock is related to an equity investment in Pacific Coast Bankers’ Bank and is adjusted when financial information and an updated valuation report becomes available, generally in the late first quarter of each year.

Offsetting the above increases, there was a $0.4 million decrease in service charges on deposit accounts mostly from lower returned items and overdraft fees for the quarter ending March 31, 2021 over the comparable period in 2020. Customer spending behaviors have changed since the onset of the COVID-19 pandemic, reducing disbursement activity that creates overdrafts. It is unknown how long this trend will continue.

Noninterest Expense:

Total noninterest expense increased by $2.5 million, or 14%, in the first quarter of 2021 relative to the first quarter of 2020. Noninterest expense dropped to 2.8% of average earning assets in the first quarter of 2021 from 3.1% for the first quarter of 2020 and the tax-equivalent efficiency ratio improved to 56.43 % in the first quarter of 2021 as compared to 58.88% in the same quarter of 2020. The efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for loan losses and investment gains/losses are excluded from the equation. The Company continues to actively consider a wide variety of operational efficiency opportunities, however with softening loan demand and reduced noninterest income further improvement of the efficiency ratio is difficult to predict.

Salaries and Benefits were $1.0 million, or 10%, higher in the first quarter of 2021 as compared to the same quarter in 2020. The reason for the increase is merit increases for employees due to annual performance evaluations for 2021 and the addition of and a focus on hiring higher-level staff and management. Salary expense deferrals related to loan originations were $0.4 million lower in the first quarter of 2021 as compared to the same quarter in 2020.

Occupancy expenses were $0.2 million higher for the first quarter of 2021 as compared to the first quarter of 2020. We experienced higher depreciation expense related to an acceleration of expense associated with the branch closures as described further below. In addition, we incurred higher janitorial costs due to intermittent COVID-19 sanitization of facilities.

Further, other noninterest expense categories were $1.3 million higher for the first quarter 2021 as compared to the first quarter in 2020. The Company experienced increases in every expense category except advertising and marketing. Advertising and marketing declined due to the COVID-19 pandemic as much of our in-person marketing efforts were temporarily suspended. The principal increases were in data processing for $0.3 million due to increased network security and additional software required for the efficient processing of SBA PPP loans, a $0.3 million increase in debit card processing costs, $0.1 million increase in foreclosed asset expenses, an increase in FDIC assessments for $0.2 million, as the first quarter of 2020 included Small Bank Assessment credits applied against the FDIC deposit insurance assessment, a $0.3 million increase in directors deferred compensation expense, which is linked to changes in BOLI income, a $0.1 million increase in debit card losses, and other costs associated with five branch closures scheduled for June 2021 as discussed in the paragraph below.

As a result of an ongoing COVID-19 pandemic, several of our branch lobbies were closed throughout the pandemic. Many of these lobbies have reopened, but a few remain closed. As a result a change in customer behaviors brought about by the COVID-19 pandemic along with an efficiency review, the Company has decided to permanently close five branch locations outside of our primary market area, effective June 18, 2021. Many of our customers have found an added convenience and ease of transacting business through online and mobile banking services which precipitated our decision to close locations where in-person transaction volumes no longer warranted a traditional brick-and-mortar branch. The acceleration of amortization of leasehold improvements for these locations increased depreciation expense by $0.1 million in the first quarter of 2021 and is expected to increase depreciation expense by an additional $0.4 million in the second quarter of 2021. Further, it is anticipated that there will be additional lease expense of $0.2 million related to right of use asset due to lease cancellations. It is projected that closing these five branch locations will result in annual noninterest expense savings, realized fully by the end of the fourth quarter 2021, of between $0.8 and $1.0 million.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company’s provision for income taxes was 25.47% of pre-tax income in the first quarter of 2021 relative to 24.02% in the first quarter of 2020. The increase in the effective tax rate for the first quarter of 2021 is due to tax credits and tax-exempt income representing a smaller percentage of total taxable income.

BALANCE SHEET ANALYSIS

EARNING ASSETS

The Company’s interest earning assets are comprised of loans and investments, including overnight investments and surplus balances held in interest earning accounts in our Federal Reserve Bank account. The composition, growth characteristics, and credit quality of both of those components are significant determinants of the Company’s financial condition. Investments are analyzed in the section immediately below, while the loan and lease portfolio and other factors affecting earning assets are discussed in the sections following investments.

INVESTMENTS

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest earning balances in our Federal Reserve Bank account, and overnight fed funds sold. The Company’s investments can serve several purposes, including the following: 1) they can provide liquidity for potential funding needs; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with structural characteristics that can be changed more readily than loan or deposit portfolios, as might be required for interest rate risk management purposes; 4) they are another interest earning option for the placement of surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.

The investment portfolio is reflected on the balance sheet as investment securities and totaled $552.9 million, or 17% of total assets at March 31, 2021, and $544.0 million, or 17% of total assets at December 31, 2020. In addition, within the Cash and Due from Banks account on the balance sheet was $268.4 million of surplus interest earning balances in our Federal Reserve Bank account at March 31, 2021, as compared to $3.5 million at December 31, 2020. Surplus balances in our Federal Reserve Bank account and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.

The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for bonds in our investment portfolio was 4.5 years and their average effective duration was 3.0 years at March 31, 2021, up from an expected average life of 4.2 years and an average effective duration of 2.4 years at year-end 2020.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2021		December 31, 2020
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
U.S. government agencies	$1,724	$1,780	$1,725	$1,800
Mortgage-backed securities	307,973	316,833	304,108	314,435
State and political subdivisions	222,863	234,318	212,011	227,739
Total securities	$532,560	$552,931	$517,844	$543,974

The net unrealized gain on our investment portfolio, or the amount by which aggregate fair market values exceeded amortized cost, was $20.4 million at March 31, 2021, a $5.7 million decrease relative to the net unrealized gain of $26.1 million at December 31, 2020. The change was caused by increased long-term market interest rates on fixed-rate bond values. Municipal bond balances comprise 42% of our total securities portfolio at March 31, 2021, as compared to 42% at December 31, 2020. Municipal bonds purchased have strong underlying ratings, and we review all municipal bonds in our portfolio every quarter for potential impairment.

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, customer repurchase agreements, and other purposes as required or permitted by law totaled $246.7 million at March 31, 2021 and $232.0 million at December 31, 2020, leaving $306.3 million in unpledged debt securities at March 31, 2021 and $312.0 million at December 31, 2020. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $53.8 million at March 31, 2021 and $52.9 million at December 31, 2020.

LOAN AND LEASE PORTFOLIO

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

Loan and Lease Distribution

(dollars in thousands, unaudited)

	March 31, 2021	December 31, 2020
Real estate:
1-4 family residential construction	$36,818	$48,565
Other construction/land	50,433	71,980
1-4 family - closed-end	126,949	139,836
Equity lines	36,276	38,075
Multi-family residential	58,324	61,865
Commercial real estate - owner occupied	359,777	343,199
Commercial real estate - non-owner occupied	1,071,532	1,062,498
Farmland	126,157	129,905
Total real estate	1,866,266	1,895,923
Agricultural	45,476	44,872
Commercial and industrial	183,762	209,048
Mortgage warehouse lines	187,940	307,679
Consumer loans	5,024	5,589
Total loans and leases	$2,288,468	$2,463,111
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	1.61%	1.97%
Other construction/land	2.20%	2.92%
1-4 family - closed-end	5.55%	5.68%
Equity lines	1.59%	1.55%
Multi-family residential	2.55%	2.51%
Commercial real estate - owner occupied	15.72%	13.93%
Commercial real estate - non-owner occupied	46.82%	43.14%
Farmland	5.51%	5.27%
Total real estate	81.55%	76.97%
Agricultural	1.99%	1.82%
Commercial and industrial	8.03%	8.49%
Mortgage warehouse lines	8.21%	12.49%
Consumer loans	0.22%	0.23%
Total loans and leases	100.00%	100.00%

Gross loans and leases at $2.3 billion, reflected a decrease of $174.6 million, or 7%, at March 31, 2021 from $2.5 billion at December 31, 2020 due mostly to declines in outstanding balances on mortgage warehouse lines, as well as the forgiveness of PPP loans.

Balances on mortgage warehouse lines were down $119.7 million or 39% during the first quarter of 2021, due to seasonal fluctuations and a decline in mortgage refinancing activity. Mortgage warehouse utilization was 51% at March 31, 2021, as compared to 71% at December 31, 2020. Utilization of mortgage warehouse lines in the future could be impacted by fluctuations in interest rates and from economic uncertainty including the impact of the COVID-19 pandemic.

Non-agricultural real estate loan balances decreased due to a deliberate decision to supplement the Company’s core commercial real estate franchise with an increased strategic focus of building our commercial and industrial lending, including loans for owner-occupied commercial real estate and small business.

At March 31, 2021 the Bank’s regulatory credit concentration of commercial real estate loans (CRE), as defined in the Interagency Guidance dated, December 12, 2006, was 352%, down from 378% at December 31, 2020. Management employs heightened risk management practices with respect to CRE lending, including board and management oversight, strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis, and stress testing. At March 31, 2021 we have concluded that we have an acceptable and well-managed concentration in CRE lending under the foregoing standards, however, given the current level of CRE, and potential increased regulatory scrutiny it could bring, we are actively monitoring this segment of the loan portfolio.

The 12% decrease in Commercial and Industrial loans from $209.0 million at December 31, 2020 to $183.8 million was primarily driven by loan forgiveness precipitated by the Company’s participation in the Small Business Administration’s PPP as authorized by the CARES Act. The Company began accepting and funding loans under this program in April 2020. There were 1,070 loans for $97.3 million outstanding at March 31, 2021, compared to 1,274 loans for $117.2 million at December 31, 2020. During the first quarter of 2021, the Bank originated, and the SBA approved, funding for $33.2 million in PPP loans while the SBA forgave $52.8 million of PPP loans.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, in addition to foreclosed assets which is primarily OREO, but can included other foreclosed assets.

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

Nonperforming assets and performing troubled debt restructurings

(dollars in thousands, unaudited)

	March 31, 2021	December 31, 2020	March 31, 2020
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$—	$—	$10
1-4 family - closed-end	1,530	1,193	866
Equity lines	2,176	2,403	535
Commercial real estate - owner occupied	1,574	1,678	1,941
Commercial real estate - non-owner occupied	563	582	2,608
Farmland	434	442	257
TOTAL REAL ESTATE	6,277	6,298	6,217
Agriculture	466	250	—
Commercial and industrial	1,835	1,026	1,116
Consumer loans	21	24	18
TOTAL NONPERFORMING LOANS	8,599	7,598	7,351

Foreclosed assets	945	971	766
Total nonperforming assets	$9,544	$8,569	$8,117
Performing TDRs (1)	$10,596	$11,382	$8,188
Nonperforming loans as a % of total gross loans and leases	0.38%	0.31%	0.41%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.42%	0.35%	0.45%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets increased by $1.0 million, or 11%, during the first three months of 2021. The increase resulted from two loans to one borrower. None of these increases were due to COVID-19. As a result of the decrease in the gross loan portfolio, the Company’s ratio of nonperforming assets to loans increased to 0.42% at March 31, 2021, from 0.35% at December 31, 2020. All of the Company’s impaired assets are periodically reviewed and are either well-

reserved based on current loss expectations, or are carried at the fair value of the underlying collateral net of expected disposition costs.

As shown in the table, we also had $10.6 million in loans classified as performing TDRs on which we were still accruing interest as of March 31, 2021, a decrease of $0.8 million, or 7%, relative to December 31, 2020.

Foreclosed assets had a carrying value of $0.9 million at March 31, 2021 comprised of 7 properties classified as OREO as compared to 7 properties for $1.0 million at December 31, 2020. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $4.2 million in loans past due 30-59 days at March 31, 2021. This is an increase of $2.1 million over the balance at December 31, 2020. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

As described above, the Company is providing loan modifications to certain customers and taking advantage of either Section 4013 of the CARES Act or the April 7, 2020 Interagency Statement, which provides that such modifications do not result in treatment of such loan as a TDR. Since April 2020, the Company modified approximately $426 million of its loans under this guidance. For the Company, these modifications typically provided a deferral of both principal and interest for 180 days. Interest continues to accrue during the deferral period. At the end of the deferral period, for term loans, payments will be applied to accrued interest first and after the accrued interest is paid in full, the loan will be re-amortized with the maturity extended. For lines of credit, the borrower must repay the accrued interest at the end of the deferral period or take out a second credit facility to repay the accrued interest. As of March 31, 2021, the Company had $22.4 million remaining in loan modification under Section 4013 of the CARES Act. All but one small consumer relationship are fully secured by real estate collateral. We expect all customers to show an ability and willingness to pay full principal and interest upon maturity of their deferment periods. We monitor these loans during the deferral period and if circumstances change, we may downgrade the loan to a criticized asset. An additional modification, if necessary, could also result in the loan being treated as a TDR or classified asset. If some portion of the customers are not able to resume payments after the deferral period, it likely could result in higher classified and/or nonperforming assets, reversals of interest income, and/or higher charge-offs. At March 31, 2020, approximately $10.4 million of the $22.4 million in outstanding modification already are internally graded as a classified asset.

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

As described above, the Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until January 1, 2022. The Company made this election as it believed that the deferral provided additional time to better assess the impact of the COVID-19 pandemic and related stimulus and relief efforts on the expected lifetime credit losses.

The Company’s allowance for loan and lease losses was $18.3 million at March 31,2021, an increase of $0.6 million, or 3%, relative to December 31, 2020 resulting from a $0.3 million loan loss provision recorded during the first three months of 2021, plus a $0.3 million in net recoveries during the same period. The loan loss provision in the first three months of 2021 was precipitated primarily by the decrease in loan balances as well as the impact of loan recoveries.

No allowance for loan and lease losses was considered necessary for the SBA PPP loans as those loans carry a 100 percent guarantee under the “Paycheck Protection Program”, subject to certain diligence requirements by the issuing financial institution. For further information regarding the Company's decision to defer the implementation of CECL under Section 4014 of the CARES Act, as well as further detail on the increase in provision during the first quarter of 2021, please see the discussion above under Provision for Loan and Lease Losses.

The allowance for loan and lease losses was 0.80% of total loans at March 31, 2021, 0.72% at December 31, 2020 and 0.64% at March 31, 2020. The ratio of the allowance for loan and lease losses to nonperforming loans was 213.0% at March 31, 2021, relative to 233.5% at December 31, 2020 and 155.8% for March 31, 2020. Management's detailed analysis indicates that the Company's allowance for loan and lease losses should be sufficient to cover credit losses inherent in loan and lease balances outstanding as of March 31, 2021, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the allowance.

A separate allowance of $0.3 million for potential losses inherent in unused commitments is included in other liabilities at March 31, 2021.

The following table summarizes activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the year ended
	March 31,	March 31,	December 31,
Balances:	2021	2020	2020
Average gross loans and leases outstanding during period (1)	$2,367,043	$1,708,585	$2,068,690
Gross loans and leases outstanding at end of period	$2,288,468	$1,798,025	$2,463,111

Allowance for loan and lease losses:
Balance at beginning of period	$17,738	$9,923	$9,923
Provision charged to expense	250	1,800	8,550
Charge-offs
Real estate
1-4 family residential construction	—	—	—
Other construction/land	—	—	—
1-4 family - closed-end	—	—	—
Equity lines	—	—	—
Multi-family residential	—	—	—
Commercial real estate- owner occupied	233	—	—
Commercial real estate- non-owner occupied	—	—	—
Farmland	—	—	—
Total real estate	233	—	—
Agricultural	—	—	436
Commercial and industrial	52	25	—
Consumer loans	163	617	1,397
Total	$448	$642	$1,833
Recoveries
Real estate
1-4 family residential construction	—	—	—
Other construction/land	218	34	40
1-4 family - closed-end	3	4	13
Equity lines	—	34	34
Multi-family residential	—	—	—
Commercial real estate- owner occupied	233	—	—
Commercial real estate- non-owner occupied	—	—	—
Farmland	—	—	—
Total real estate	454	72	87
Agricultural	—	—	—
Commercial and industrial	110	28	129
Consumer loans	215	272	882
Total	$779	$372	$1,098
Net loan (recoveries) charge offs	$(331)	$270	$735
Balance at end of period	$18,319	$11,453	$17,738

RATIOS
Net (recoveries) charge-offs to average loans and leases (annualized)	(0.06)%	0.06%	0.04%
Allowance for loan losses to gross loans and leases at end of period	0.80%	0.64%	0.72%
Allowance for loan losses to nonperforming loans	213.04%	155.80%	233.46%
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	(1.81)%	2.36%	4.14%
Net loan (recoveries) charge-offs to provision for loan losses	(132.40)%	15.00%	8.60%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s allowance for loan and lease losses at March 31, 2021 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $485.3 million at March 31, 2021 and $449.9 million at December 31, 2020, representing approximately 21% of gross loans outstanding at March 31, 2021 and 18% at December 31, 2020. The increase in unused commitments is due in large part to the increase in unfunded commitments on mortgage warehouse lines. The Company also had undrawn letters of credit issued to customers totaling $8.4 million at March 31, 2021 and $8.1 million at December 31, 2020. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $100 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain local agency deposits. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds. The Company’s balance of non-earning cash and due from banks was $77.8 million at March 31, 2021 relative to $67.9 million at December 31, 2020. The increase is primarily due to maintaining higher amounts of cash on hand due to the COVID-19 pandemic specifically government stimulus payments and customer needs for higher amounts of cash.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.” Net premises and equipment decreased by $0.7 million during the first three months of 2021, to $26.8 million. Goodwill was $27 million at March 31, 2021, unchanged during the first three months of 2021. As mentioned above, the Company performed a qualitative assessment of goodwill impairment during the fourth quarter 2020 and determined that a quantitative analysis was not required. There have been no triggering events in the first quarter of 2021 that would require The Company to perform a Goodwill impairment test, however the Company will continue to monitor its Goodwill for potential impairment given the COVID-19 pandemic. Bank-owned life insurance, with a balance of $53.3 million at March 31, 2021, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	March 31, 2021	December 31, 2020
Noninterest bearing demand deposits	$1,020,350	$943,664
Interest bearing demand deposits	163,618	109,938
NOW	606,653	558,407
Savings	415,230	368,420
Money market	136,653	131,232
Time, under $250,000	184,235	73,046
Time, $250,000 or more	227,153	339,899
Brokered deposits	100,000	100,000
Total deposits	$2,853,892	$2,624,606

Percentage of Total Deposits
Noninterest bearing demand deposits	35.75%	35.95%
Interest bearing demand deposits	5.73%	4.19%
NOW	21.26%	21.28%
Savings	14.55%	14.04%
Money market	4.79%	5.00%
Time, under $250,000	6.46%	2.78%
Time, $250,000 or more	7.96%	12.95%
Brokered deposits	3.50%	3.81%
Total	100.00%	100.00%

Deposit balances reflect net growth of $229.3 million, or 9%, during the first three months of 2021. Time deposits were $511.4 million at March 31, 2021 as compared to $512.9 million at December 31, 2020. Brokered deposits were flat for the same period. Non-maturity deposit growth of $230.8 million for the first three months of 2021was primarily the result of increases in balances of existing customers as the total number of customers increased by less than 1%.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth. In particular, the Company’s ratio of noninterest-bearing deposits to total deposits was 35.8% at March 31, 2021 as compared to 36.0% at December 31, 2020.

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

Total non-deposit interest-bearing liabilities decreased by $125.5 million, or 58%, during the first three months of 2021 primarily due to a decrease in federal funds purchased and borrowings from the FHLB, due to the increase in deposits. Repurchase agreements totaled $51.5 million at March 31, 2021 relative to a balance of $39.1 million at year-end 2020. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. The Company had junior subordinated debentures totaling $35.2 million and $35.1 million at March 31, 2021 and December 31, 2020, respectively, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NONINTEREST BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $32.5 million at March 31, 2021 as compared to $35.1 million at December 31, 2020.

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

At March 31, 2021 and December 31, 2020, the Company had the following sources of primary and secondary liquidity ($ in thousands):

Primary and Secondary Liquidity Sources	March 31, 2021	December 31, 2020
Cash and Cash Equivalents	$346,211	$71,417
Unpledged Investment Securities	306,256	311,983
Excess Pledged Securities	53,840	52,892
FHLB Borrowing Availability	665,756	535,404
Unsecured Lines of Credit	305,000	230,000
Funds Available through Fed Discount Window	59,643	58,127
Totals	$1,736,706	$1,259,823

In addition to the above sources, the Company could obtain brokered deposits, obtain deposits via deposit listing services, or offer higher rate time deposits within our market. At March 31, 2021, the Company had previously applied for and received approval to borrow $99.8 million from the Federal Reserve Bank for a Paycheck Protection Program Lending Facility (PPPLF) through June 30, 2021. The PPPLF provides the Company with the ability to pledge any PPP loan to the Federal Reserve Bank and obtain funding at 35 basis points. Further, any loans pledged to the PPPLF will be excluded from the regulatory leverage capital ratio. Due to the Company’s liquidity throughout the first three months of 2021 it elected not to utilize the PPPLF during the quarter. The Company will continue to evaluate whether it should utilize the PPPLF in the second quarter 2021.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $100 million at March 31, 2021 and December 31, 2020. Other sources of liquidity included the brokered deposit market, deposit listing services, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs and that its liquidity has not been adversely impacted by COVID-19.

The Company’s net loans to assets and available investments to assets ratios were 68.7% and 18.9%, respectively, at March 31, 2021, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets, including ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at March 31, 2021. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities, shareholder dividends, and stock repurchases. Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations. As of March 31, 2021, the holding company maintained a cash balance of $12.4 million. Management anticipates that with the available cash and the continued ability for the Bank to provide dividends to the holding company, that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC.

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

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	March 31, 2021		March 31, 2020
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	7.2%	$7,726	5.0%	$4,952
+300	5.7%	$6,137	4.7%	$4,603
+200	4.4%	$4,741	3.7%	$3,591
+100	2.8%	$2,991	2.4%	$2,404
Base
-100	(7.6)%	$(8,181)	(7.4)%	$(7,233)

For the periods ended March 31, 2021 and 2020, the Company was asset sensitive, with net income increasing in a rising rate environment in all scenarios but declining considerably in the down shocks.

The simulation for the period ending March 31, 2020 indicates that the Company’s net interest income will increase over the next 12 months in a rising rate environment in all scenarios, but a continued drop in interest rates could have a substantial negative impact. However the rate of increase is not as pronounced as in the March 31, 2021 scenario due to considerably less cash on hand and the impact of interest rate reductions and balance sheet changes including an increase in loans with variable rate characteristics (mortgage warehouse loans), the runoff of loans which had rates fixed for periods in excess of a year, and a projected slight shift in our deposit mix toward time deposits over time. In the up 400 basis point shock scenario, expected net interest income over the next twelve months increases $7.7 million, or 7%, to $115.7 million at March 31, 2021 compared to a 5% increase or $5.0 million for the same period in 2020. The primary reason for the increase in expected net interest income despite a lower rate environment, was the increase in surplus interest-bearing cash in other banks. In an instantaneous parallel rate shock the entire balance of surplus cash would reprice immediately. Over the next twelve months, surplus cash is projected to remain at higher levels than prior years as the Company shifts from non-owner occupied commercial real estate to other types of lending. Although the cost of interest-bearing liabilities will also increase, the deposit betas utilized in the model mitigate the magnitude of a deposit rate increase.

The change in net interest income is similar for the up 100, 200, and 300 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $2.4 million, or 2.40%, relative to a stable interest rate scenario, with the favorable variance increasing marginally as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates, net interest income would drop $8.2 million or a negative variance of 8%. Since many of deposit products are at their natural floors as reflected in our current cost of deposits of.14% for the first quarter of 2021, the unfavorable variances increase as interest rates decline because non-floored variable-rate loans continue to drop. This effect is further exacerbated by accelerated prepayments on fixed-rate loans and mortgage- backed securities when rates decline. While we view material interest rate reductions as unlikely in the near term, the potential percentage drop in net interest income in the “down 100 basis points” interest rate scenario exceeds our internal policy guidelines and we will continue to monitor our interest rate risk profile and implement remedial changes as deemed appropriate.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When a static balance sheet and a stable interest rate environment are assumed, projected annual net interest income is more than $3 million lower than in our standard simulation.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time, as is evident in the tables below for the periods ending March 31, 2021 and 2020, respectively, as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

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

Our EVE increased in the past twelve months due to asset growth, but that trend slowed in the first quarter of 2021 as loan growth decelerated. The tables below show estimated changes in the Company’s EVE, under different interest rate scenarios relative to a base case of current interest rates:

	March 31, 2021		March 31, 2020
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	31.5%	$174,274	30.4%	$152,966
+300	28.0%	$155,182	27.1%	$136,480
+200	22.8%	$126,402	21.5%	$108,427
+100	13.7%	$76,032	12.5%	$63,135
Base
-100	(20.1)%	$(111,586)	(10.4)%	$(52,569)

The table shows that our EVE will deteriorate in moderate declining rate scenarios but should benefit from a parallel shift upward in the yield curve. The rate of increase in EVE accelerates the higher interest rates rise. This increase in sensitivity is caused by the increase in gross deposits, namely, an increase in noninterest bearing deposits. We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of adverse movement in loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased. Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $348.0 million at March 31, 2021, comprised of $113.5 million in common stock, $4.0 million in additional paid-in capital, $216.2 million in retained earnings, and accumulated other comprehensive income of $14.3 million. At the end of 2020, total shareholders’ equity was $343.9 million. The increase during the first three months of 2021 is due to the addition of capital from net income, stock options exercised and restricted stock accrued. These positive changes were partially offset by a $4.1 million unfavorable swing in accumulated other comprehensive income, net and the impact of cash dividends paid. The Company has 268,301 shares authorized to repurchase under the current repurchase program. The Company suspended its stock repurchase program on March 16, 2020 and continues to evaluate when or if we will restart repurchasing shares.

The Company uses a variety of measures to evaluate its capital adequacy, including the leverage ratio which is calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. The following table sets forth the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	March 31,	December 31,	to be	Community Bank
	2021	2020	Well Capitalized (3)	Leverage Ratio (2) (4)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	10.36%	10.12%	5.00%	8.50%
(1)	Current data is not applicable as the Bank adopted the Community Bank Leverage Ratio Framework as of the first quarter of 2020.
(2)	The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowers this to 8.5% as described below.
(3)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(4)	If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.

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

The final rule became effective January 1, 2020 and banks that meet the qualifying criteria can elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The CARES Act reduced the required community bank leverage ratio to 8% until the earlier of December 31, 2020, or the national emergency is declared over. Beginning in 2021 the CBLR was increased to 8.5% for the calendar year with the CBLR increasing to 9% on January 31, 2022. The federal bank regulatory agencies adopted an interim final rule to implement this change from the CARES Act. At March 31, 2021, the Company and the Bank met the criteria outlined in the final rule and the interim final rule and elected to measure capital adequacy under the CBLR framework.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first three months of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In September 2016 the Board authorized 500,000 shares of common stock for repurchase, subsequent to the completion of previous stock buyback plans. The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program can be suspended at any time at Management’s discretion. After a lengthy deferral of repurchase activity, the Company resumed share repurchases in mid-August 2019 through March 2020. There were no stock repurchase transactions during the first quarter of 2021. The balance of shares remaining for purchase under the plan was 268,301 at March 31, 2021. The Company continues to evaluate further repurchase activity and whether to resume repurchases in the future.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (4)*
10.2	Split Dollar Agreement for Kenneth R. Taylor (5)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (5)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (5)*
10.5	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (6)
10.6	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (6)
10.7	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (7)
10.8	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (7)
10.9	2007 Stock Incentive Plan (8)
10.10	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (9)*
10.11	Salary Continuation Agreement for Kevin J. McPhaill (9)*
10.12	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (9)*
10.13	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)*
10.14	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.15	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
10.16	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.17	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.18	2017 Stock Incentive Plan (13)*
10.19	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.20	Employment agreement dated as of March 15, 2019 for Matthew Macia, Chief Risk Officer (15)*
10.21	Employment agreement dated as of November 15, 2019 for Christopher Treece, Chief Financial Officer (16)*
10.22	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, Chief Administrative Officer (17)*
10.23	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (18)*
10.24	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (19)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020 and incorporated herein by reference.
(4)	Filed as Exhibit 10.5 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(5)	Filed as Exhibits 10.10, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(6)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(7)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(8)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(9)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(10)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 through 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(15)	Filed as Exhibit 99.2 to the Form 8-K filed with the SEC on March 18, 2019 and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(17)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 6, 2021	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 6, 2021	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

May 6, 2021	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer