Form 10-Q
period 2021-06-30
SIERRA BANCORP
filed 2021-08-05
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of August 1, 2021, the registrant had 15,411,963 shares of common stock outstanding, including 167,065 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2021	December 31, 2020
ASSETS	(unaudited)	(audited)
Cash and due from banks	$78,719	$67,908
Interest bearing deposits in banks	295,183	3,509
Total cash & cash equivalents	373,902	71,417
Securities available-for-sale	607,474	543,974
Loans and leases:
Gross loans and leases	2,144,796	2,463,111
Deferred loan and lease fees, net	(3,835)	(3,147)
Allowance for loan and lease losses	(16,421)	(17,738)
Net loans and leases	2,124,540	2,442,226
Foreclosed assets	774	971
Premises and equipment, net	25,949	27,505
Goodwill	27,357	27,357
Other intangible assets, net	3,780	4,307
Bank-owned life insurance	53,964	52,539
Other assets	54,308	50,446
Total assets	$3,272,048	$3,220,742

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,073,833	$943,664
Interest bearing	1,702,081	1,680,942
Total deposits	2,775,914	2,624,606
Repurchase agreements	70,535	39,138
Short-term borrowings	—	142,900
Subordinated debentures, net	35,213	35,124
Other liabilities	32,657	35,078
Total liabilities	2,914,319	2,876,846

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,410,763 and 15,388,423 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	113,453	113,384
Additional paid-in capital	4,190	3,736
Retained earnings	224,689	208,371
Accumulated other comprehensive income, net	15,397	18,405
Total shareholders' equity	357,729	343,896
Total liabilities and shareholders' equity	$3,272,048	$3,220,742

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest and dividend income
Loans and leases, including fees	$24,917	$21,683	$51,329	$43,796
Taxable securities	1,573	2,250	3,150	4,710
Tax-exempt securities	1,517	1,440	2,967	2,778
Federal funds sold and other	85	12	104	153
Total interest income	28,092	25,385	57,550	51,437
Interest expense
Deposits	619	893	1,227	2,727
Short-term borrowings	39	39	86	75
Subordinated debentures	245	311	493	706
Total interest expense	903	1,243	1,806	3,508
Net interest income	27,189	24,142	55,744	47,929
(Benefit) provision for loan losses	(2,100)	2,200	(1,850)	4,000
Net interest income after provision for loan losses	29,289	21,942	57,594	43,929
Noninterest income
Service charges on deposits	2,725	2,618	5,491	5,802
Other income	3,887	4,282	7,951	7,205
Total noninterest income	6,612	6,900	13,442	13,007
Noninterest expense
Salaries and employee benefits	10,425	9,266	21,576	19,438
Occupancy and equipment	2,626	2,504	5,112	4,832
Other	7,184	6,263	13,818	11,581
Total noninterest expense	20,235	18,033	40,506	35,851
Income before taxes	15,666	10,809	30,530	21,085
Provision for income taxes	3,958	2,506	7,744	4,975
Net income	$11,708	$8,303	$22,786	$16,110

PER SHARE DATA
Book value	$23.21	$21.55	$23.21	$21.55
Cash dividends	$0.21	$0.20	$0.42	$0.40
Earnings per share basic	$0.77	$0.55	$1.49	$1.06
Earnings per share diluted	$0.76	$0.54	$1.48	$1.05
Average shares outstanding, basic	15,243,698	15,191,823	15,242,451	15,226,748
Average shares outstanding, diluted	15,375,825	15,237,655	15,365,966	15,288,009

Total shareholders' equity (in thousands)	$357,729	$327,433	$357,729	$327,433
Shares outstanding	15,410,763	15,192,838	15,410,763	15,192,838
Dividends paid (in thousands)	$3,237	$3,038	$6,468	$6,097

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$11,708	$8,303	$22,786	$16,110
Other comprehensive income (loss), before tax:
Unrealized gains on securities:
Unrealized holding (loss) gain arising during period	1,489	4,037	(4,270)	14,939
Less: reclassification adjustment for gains included in net income (1)	—	(390)	—	(390)
Other comprehensive income (loss), before tax	1,489	3,647	(4,270)	14,549
Income tax (expense) benefit related to items of other comprehensive (loss) income, net of tax	(441)	(1,078)	1,262	(4,302)
Other comprehensive income (loss)	1,048	2,569	(3,008)	10,247
Comprehensive income	$12,756	$10,872	$19,778	$26,357
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2021 and 2020 was $0 and $0.1 million respectively. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2021 and 2020 was $0 and $0.1 million respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, March 31, 2020	15,190,038	$112,600	$3,367	$189,882	$13,610	$319,459
Net income	—	—	—	8,303	—	8,303
Other comprehensive income, net of tax	—	—	—	—	2,569	2,569
Exercise of stock options	2,800	45	(11)	—	—	34
Stock based compensation expense	—	—	106	—	—	106
Cash dividends - $0.20 per share	—	—	—	(3,038)	—	(3,038)
Balance, June 30, 2020	15,192,838	$112,645	$3,462	$195,147	$16,179	$327,433

Balance, March 31, 2021	15,410,763	$113,453	$3,961	$216,218	$14,349	$347,981
Net income	—	—	—	11,708	—	11,708
Other comprehensive loss, net of tax	—	—	—	—	1,048	1,048
Stock based compensation expense	—	—	229	—	—	229
Cash dividends - $0.21 per share	—	—	—	(3,237)	—	(3,237)
Balance, June 30, 2021	15,410,763	$113,453	$4,190	$224,689	$15,397	$357,729

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2019	15,284,538	$113,179	$3,307	$186,867	$5,932	$309,285
Net income	—	—	—	16,110	—	16,110
Other comprehensive income, net of tax	—	—	—	—	10,247	10,247
Exercise of stock options	20,350	295	(80)	—	—	215
Stock based compensation expense	—	—	235	—	—	235
Stock repurchase	(112,050)	(829)	—	(1,733)	—	(2,562)
Cash dividends - $0.40 per share	—	—	—	(6,097)	—	(6,097)
Balance, June 30, 2020	15,192,838	$112,645	$3,462	$195,147	$16,179	$327,433

Balance, December 31, 2020	15,388,423	$113,384	$3,736	$208,371	$18,405	$343,896
Net income	—	—	—	22,786	—	22,786
Other comprehensive loss, net of tax	—	—	—	—	(3,008)	(3,008)
Exercise of stock options	4,160	69	(15)	—	—	54
Stock based compensation expense	18,180	—	469	—	—	469
Cash dividends - $0.42 per share	—	—	—	(6,468)	—	(6,468)
Balance, June 30, 2021	15,410,763	$113,453	$4,190	$224,689	$15,397	$357,729

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(dollars in thousands, unaudited)

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$22,786	$16,110
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sales of securities	—	(390)
Loss on disposal of fixed assets	4	—
(Gain) loss on sale on foreclosed assets	(116)	2
Writedowns on foreclosed assets	176	—
Stock based compensation expense	469	235
(Benefit) provision for loan losses	(1,850)	4,000
Depreciation and amortization	1,924	1,540
Net amortization on securities premiums and discounts	2,386	2,227
Accretion of discounts for loans acquired and net deferred loan fees	(253)	(331)
Increase in cash surrender value of life insurance policies	(1,397)	(687)
Amortization of core deposit intangible	527	537
Decrease (increase) in interest receivable and other assets	602	(2,241)
(Decrease) increase in other liabilities	(1,310)	869
Deferred income tax benefit	(2,057)	(230)
Increase in value of restricted bank equity securities	(857)	(447)
Net amortization of partnership investment	267	571
Net cash provided by operating activities	21,301	21,765

Cash flows from investing activities:
Maturities and calls of securities available for sale	4,000	6,195
Proceeds from sales of securities available for sale	—	20,298
Purchases of securities available for sale	(130,696)	(59,578)
Principal pay downs on securities available for sale	56,540	47,263
Net purchases of FHLB stock	(1,666)	—
Loan originations and payments, net	319,697	(446,178)
Purchases of premises and equipment	(283)	(1,794)
Proceeds from sales of foreclosed assets	229	32
Purchase of bank-owned life insurance	(28)	(182)
Liquidation of bank-owned life insurance	—	39
Net cash provided by (used in) investing activities	247,793	(433,905)

Cash flows from financing activities:
Increase in deposits	151,308	338,380
(Decrease) increase in borrowed funds	(142,900)	143,000
Increase in repurchase agreements	31,397	15,738
Cash dividends paid	(6,468)	(6,097)
Repurchases of common stock	—	(2,562)
Stock options exercised	54	215
Net cash provided by financing activities	33,391	488,674

Increase in cash and cash equivalents	302,485	76,534

Cash and cash equivalents
Beginning of period	71,417	80,077
End of period	$373,902	$156,611

Supplemental disclosure of cash flow information:
Interest paid	$1,800	$3,941
Income taxes paid	$3,803	$—
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$93	$2,127

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of June 30, 2021, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, SBA loans, and mortgage warehouse lending. In addition, in February 2020 the bank opened a loan production office which is currently located in Roseville, CA. The Company had total assets of $3.3 billion at June 30, 2021, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.8 billion at June 30, 2021, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense. Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 was originally scheduled to become effective for the Company on January 1, 2020. In March 2020, the Company elected under Section 4014 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. In December 2020, the Consolidated Appropriations Act 2021, extended the deferral of implementation of CECL from December 31, 2020, to the earlier of the first day of the fiscal year, beginning after the national emergency terminates or January 1, 2022. The Company will now continue to postpone implementation in order to provide additional time to assess better the impact of the COVID-19 pandemic on the expected lifetime credit losses. On the effective date, institutions will apply the new accounting standard as follows: for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis. The Company plans to implement CECL on January 1, 2022 and the impact of adoption has not yet been definitively determined, due in part to changing economic forecasts and the sensitization of various inputs into the Company’s calculation.  The Company plans to continue to closely monitor economic forecasts and further evaluate model inputs in advance of our planned implementation on January 1, 2022. The Company plans to continue to sensitize inputs, assumptions, and methodologies within its CECL estimation process during 2021 as we prepare for implementation on January 1, 2022. Changes in economic forecasts, or other key assumptions, prior to the implementation of CECL on January 1, 2022, could impact the magnitude of the implementation adjustment.

On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act, that passed on March 27, 2020, further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring (“TDR”) as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations.  In late December 2020, Section 4013 of the CARES Act was extended through January 1, 2022 by the 2021 Consolidated Appropriations Act. In accordance with such guidance, we offered and continue to offer on a limited-basis, short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 10 for further information on non-TDR loan modifications. The impact of the Interagency Guidance and Section 4013, as amended, on the Company’s financial statements has not been material through June 30, 2021, but the ultimate impact of the relief provided by these government loan modification provisions cannot be determined at this time.

Note 4 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 197,929 shares that were granted under the 2007 Plan were still outstanding as of June 30, 2021 and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of June 30, 2021 was 406,054. Options to purchase 438,746 shares granted under the 2017 Plan were outstanding as of June 30, 2021. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilizes a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are recognized as they occur for both types of awards. A pre-tax charge of $0.2 million was reflected in the Company’s income statement during the second quarter of 2021 and $0.1 million was charged during the second quarter of 2020, as expense related to stock options and restricted stock awards. For the first half, the charges totaled $0.5 million in 2021 and $0.2 million in 2020.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of time-vested, non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. During the first half of 2021 18,180 shares were granted to employees and directors of the Company. These awards are expensed on a straight-line basis over the vesting period. As of June 30, 2021, there was $2.5 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 3.8 years.

The Company’s time-vested award activity for the six months ended June 30, 2021 and 2020 is summarized below (unaudited):

	Six months ended June 30,
	2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	148,885	$18.00	—	$—
Granted	18,180	25.30	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Unvested shares June 30,	167,065	$18.79	—	$—

Stock Option Grants

The Company has issued equity instruments in the form of Incentive Stock Options and Nonqualified Stock Options to certain officers and directors and may continue to do so under the 2017 Plan. The exercise price of each stock option is determined at the time of the grant and may be no less than 100% of the fair market value of such stock at the time the option is granted.

The Company’s stock option activity during the three months ended June 30, 2021 and 2020 are summarized below (dollars in thousands, except per share data, unaudited):

	Six months ended June 30,
	2021				2020
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	495,489	$23.67		$1,340	457,959	$21.08		$3,684
Granted	—	$—		$—	126,000	$27.11		$—
Exercised	(4,160)	$12.95		$50	(19,770)	$10.87		$267
Canceled	(21,719)	$27.51		$1	(13,400)	$26.85		$—
Outstanding at June 30,	469,610	$23.59	6.20	$1,500	550,789	$22.68	6.73	$981
Exercisable at June 30,	389,010	$22.89	5.80	$1,500	374,389	$20.70	5.57	$978
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 15,243,698 weighted average shares outstanding during the second quarter of 2021 and 15,191,823 during the second quarter of 2020, while there were 15,242,451 weighted average shares outstanding during the first six months of 2021 and 15,226,748 during the first six months of 2020.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the second quarter of 2021, calculations under the treasury stock method resulted in the equivalent of 132,127 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 335,481 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the second quarter of 2020 the equivalent of 45,832 shares were added in calculating diluted earnings per share, while 367,884 anti-dilutive stock options were not factored into the computation. Likewise, for the first half of 2021 the equivalent of 123,515 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 345,748 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 61,261 shares and non-inclusion of 336,123 anti-dilutive options in calculating diluted earnings per share for first half of 2020.

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

	June 30, 2021	December 31, 2020
Commitments to extend credit	$481,610	$441,816
Standby letters of credit	$7,008	$8,104

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

At June 30, 2021, the Company was also utilizing a letter of credit in the amount of $105 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	June 30, 2021
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$373,902	$373,902	$—	$—	$373,902
Investment securities available for sale	607,474	—	607,474	—	607,474
Loans and leases, net held for investment	2,119,707	—	—	2,107,982	2,107,982
Collateral dependent impaired loans	4,833	—	4,833	114	4,947

Financial liabilities:
Deposits	2,775,914	1,073,833	1,701,660	—	2,775,493
Repurchase agreements	70,535	—	70,535	—	70,535
Short term borrowings	—	—	—	—	—
Subordinated debentures	35,213	—	33,963	—	33,963

	December 31, 2020
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$71,417	$71,417	$—	$—	$71,417
Investment securities available for sale	543,974	—	543,974	—	543,974
Loans and leases, net held for investment	2,441,676	—	—	2,450,340	2,450,340
Collateral dependent impaired loans	550	—	550	—	550

Financial liabilities:
Deposits	2,624,606	943,664	1,680,814	—	2,624,478
Repurchase agreements	39,138	—	39,138	—	39,138
Short term borrowings	142,900	—	142,896	—	142,896
Subordinated debentures	35,124	—	24,364	—	24,364

For financial asset categories that were carried on our balance sheet at fair value as of June 30, 2021 and December 31, 2020, the Company used the following methods and significant assumptions:

●	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities.

●	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.
●	Foreclosed assets: Repossessed real estate (known as other real estate owned, or “OREO”) and other foreclosed assets are carried at the lower of cost or fair value. Fair value is the appraised value less expected disposition costs for OREO; fair values for any other foreclosed assets are represented by estimated sales proceeds as determined using reasonably available sources. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Fair values for other foreclosed assets are adjusted as necessary, subsequent to a periodic reevaluation of expected cash flows and the timing of resolution. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$1,702	$—	$1,702	$—
Mortgage-backed securities	—	337,760	—	337,760	—
State and political subdivisions	—	257,336	—	257,336	—
	—	10,676	—	10,676	—
Total available-for-sale securities	$—	$607,474	$—	$607,474	$—

	Fair Value Measurements at December 31, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$1,800	$—	$1,800	$—
Mortgage-backed securities	—	314,435	—	314,435	—
State and political subdivisions	—	227,739	—	227,739	—
Total available-for-sale securities	$—	$543,974	$—	$543,974	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	247	—	247
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	4,586	—	4,586
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	4,833	—	4,833
Agricultural	—	—	—	—
Commercial and industrial	—	—	114	114
Consumer loans	—	—	—	—
Total impaired loans	$—	$4,833	$114	$4,947
Foreclosed assets	$—	$774	$—	$774
Total assets measured on a nonrecurring basis	$—	$5,607	$114	$5,721

	Fair Value Measurements at December 31, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	295	—	295
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	78	—	78
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	373	—	373
Agricultural	—	—	—	—
Commercial and industrial	—	177	—	177
Consumer loans	—	—	—	—
Total impaired loans	$—	$550	$—	$550
Foreclosed assets	$—	$971	$—	$971
Total assets measured on a nonrecurring basis	$—	$1,521	$—	$1,521

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

Note 9 – Investments

Investment Securities

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market values, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity.

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$1,645	$57	$—	$1,702
Mortgage-backed securities	330,883	7,636	(759)	337,760
State and political subdivisions	242,383	14,977	(24)	257,336
Corporate bonds	10,703	13	(40)	10,676
Total securities	$585,614	$22,683	$(823)	$607,474

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$1,725	$75	$—	$1,800
Mortgage-backed securities	304,108	10,389	(62)	314,435
State and political subdivisions	212,011	15,728	—	227,739
Corporate bonds	—	—	—	—
Total securities	$517,844	$26,192	$(62)	$543,974

At June 30, 2021 and December 31, 2020, the Company had 31 securities and 2 securities, respectively, with gross unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	June 30, 2021
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	(759)	69,330	—	—
State and political subdivisions	(24)	4,047	—	—
Corporate bonds	(40)	4,863	—	—
Total	$(823)	$78,240	$—	$—

December 31, 2020
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	(62)	4,286	—	—
State and political subdivisions	—	—	—	—
Corporate bonds	—	—	—	—
Total	$(62)	$4,286	$—	$—

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Proceeds from sales, calls and maturities of securities available for sale	$2,295	$24,063	$4,000	$26,493
Gross gains on sales, calls and maturities of securities available for sale	—	433	—	433
Gross losses on sales, calls and maturities of securities available for sale	—	(43)	—	(43)
Net gains on sale of securities available for sale	$—	$$390	$—	$390

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2021 and December 31, 2020 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	June 30, 2021
	Amortized Cost	Fair Value
Maturing within one year	$4,386	$4,442
Maturing after one year through five years	14,988	15,210
Maturing after five years through ten years	28,273	29,594
Maturing after ten years	207,084	220,467
Securities not due at a single maturity date:
Mortgage-backed securities	192,174	195,942
Collateralized mortgage obligations	138,709	141,819
	$585,614	$607,474

	December 31, 2020
	Amortized Cost	Fair Value
Maturing within one year	$3,812	$3,857
Maturing after one year through five years	9,475	9,732
Maturing after five years through ten years	27,250	28,745
Maturing after ten years	173,199	187,205
Securities not due at a single maturity date:
Mortgage-backed securities	157,201	163,029
Collateralized mortgage obligations	146,907	151,406
	$517,844	$543,974

At June 30, 2021, the Company’s investment portfolio included 369 “muni” bonds issued by 302 different government municipalities and agencies located within 31 different states, with an aggregate fair value of $257.3 million. The largest exposure to any single municipality or agency was a combined $4.0 million (fair value) in general obligation bonds issued by the Charter Township of Washington County (MI). In addition, the Company owned 9 subordinated debentures issues by bank holding companies totaling $10.7 million (fair value).

The Company’s investments in bonds issued by corporations, states, municipalities and political subdivisions are evaluated in accordance with Financial Institution Letter 48-2012, issued by the FDIC, “Revised Standards of Creditworthiness for Investment Securities,” and other regulatory guidance. Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly-rated bonds. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	June 30, 2021		December 31, 2020
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$82,445	$88,026	$76,794	$82,888
California	42,469	44,366	31,122	33,100
Washington	24,082	26,124	22,896	25,072
Other (25 & 21 states, respectively)	57,414	60,927	51,827	55,352
Total general obligation bonds	206,410	219,443	182,639	196,412

Revenue bonds
State of issuance
Texas	7,479	7,955	7,023	7,516
Washington	2,241	2,399	2,249	2,406
California	1,476	1,492	363	379
Other (14 & 14 states, respectively)	24,776	26,047	19,737	21,026
Total revenue bonds	35,973	37,893	29,372	31,327
Total obligations of states and political subdivisions	$242,383	$257,336	$212,011	$227,739

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	June 30, 2021		December 31, 2020
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$13,096	$13,715	$12,609	$13,526
Sewer	5,399	5,689	4,584	4,891
Lease	4,617	4,909	2,707	2,773
Sales tax	2,796	2,900	3,083	3,308
Other (10 and 8 sources, respectively)	10,065	10,680	6,389	6,829
Total revenue bonds	$35,973	$37,893	$29,372	$31,327

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

As of June 30, 2021, our total LIHTC investment book balance was $3.2 million, which includes $0.1 million in remaining commitments for additional capital contributions. There were $0.3 million in tax credits derived from our LIHTC investments that were recognized during the six months ended June 30, 2021, and amortization expense of $0.2 million associated with those investments was netted against pre-tax noninterest income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	June 30, 2021
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$37,165	$—	$—	$—	$37,165
Other construction/land	23,462	3,696	—	524	27,682
1-4 family - closed end	99,428	3,365	961	2,845	106,599
Equity lines	26,467	2,576	57	4,234	33,334
Multi-family residential	54,696	3,534	—	—	58,230
Commercial real estate - owner occupied	334,883	11,270	5,614	7,254	359,021
Commercial real estate - non-owner occupied	996,879	21,920	28,960	394	1,048,153
Farmland	114,059	7,854	3,444	426	125,783
Total real estate	1,687,039	54,215	39,036	15,677	1,795,967

Agricultural	40,951	—	1,484	517	42,952
Commercial and industrial	137,599	10,393	991	1,649	150,632
Mortgage warehouse	150,351	—	—	—	150,351
Consumer loans	4,642	39	6	207	4,894
Total gross loans and leases	$2,020,582	$64,647	$41,517	$18,050	$2,144,796

	December 31, 2020
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$40,044	$8,521	$—	$—	$48,565
Other construction/land	61,809	7,478	2,148	545	71,980
1-4 family - closed end	130,559	4,922	1,356	2,999	139,836
Equity lines	30,479	2,581	58	4,957	38,075
Multi-family residential	57,934	3,597	—	334	61,865
Commercial real estate - owner occupied	308,819	21,148	5,652	7,580	343,199
Commercial real estate - non-owner occupied	1,026,041	10,827	25,048	582	1,062,498
Farmland	104,826	21,468	3,169	442	129,905
Total real estate	1,760,511	80,542	37,431	17,439	1,895,923

Agricultural	39,391	3,617	1,614	250	44,872
Commercial and industrial	194,876	11,819	1,259	1,094	209,048
Mortgage warehouse	307,679	—	—	—	307,679
Consumer loans	5,323	58	11	197	5,589
Total gross loans and leases	$2,307,780	$96,036	$40,315	$18,980	$2,463,111

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets. The Company’s foreclosed assets include OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale. Foreclosed assets totaled $0.8 million at June 30, 2021, and $1.0 million at December 31, 2020. Gross nonperforming loans totaled $7.3 million at June 30, 2021 and $7.6 million at December 31, 2020. Loans and leases are classified as nonperforming when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest. At that point, we stop accruing interest on the loan or lease in question and reverse any previously recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection. As of June 30, 2021, the Company had $10.4 million in loans with payment deferrals either under section 4013 of the CARES Act or the April 7, 2020 Interagency Statement.

An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	June 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$37,165	$37,165	$—
Other construction/land	—	—	—	—	27,682	27,682	—
1-4 family - closed end	34	—	—	34	106,565	106,599	1,473
Equity lines	167	—	1,322	1,489	31,845	33,334	2,138
Multi-family residential	—	—	—	—	58,230	58,230	—
Commercial real estate - owner occupied	—	—	—	—	359,021	359,021	1,278
Commercial real estate - non-owner occupied	2,724	—	—	2,724	1,045,429	1,048,153	—
Farmland	—	—	—	—	125,783	125,783	427
Total real estate	2,925	—	1,322	4,247	1,791,720	1,795,967	5,316

Agricultural	—	—	339	339	42,613	42,952	517
Commercial and industrial	308	—	437	745	149,887	150,632	1,423
Mortgage warehouse lines	—	—	—	—	150,351	150,351	—
Consumer	12	—	—	12	4,882	4,894	20
Total gross loans and leases	$3,245	$—	$2,098	$5,343	$2,139,453	$2,144,796	$7,276
(1)	As of June 30, 2021, there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Loan Portfolio Aging

(dollars in thousands, unaudited)

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$48,565	$48,565	$—
Other construction/land	—	—	—	—	71,980	71,980	—
1-4 family - closed end	210	37	150	397	139,439	139,836	1,193
Equity lines	1,409	—	551	1,960	36,115	38,075	2,403
Multi-family residential	—	—	—	—	61,865	61,865	—
Commercial real estate - owner occupied	101	1,187	78	1,366	341,833	343,199	1,678
Commercial real estate - non-owner occupied	—	—	152	152	1,062,346	1,062,498	582
Farmland	—	211	442	653	129,252	129,905	442
Total real estate	1,720	1,435	1,373	4,528	1,891,395	1,895,923	6,298

Agricultural	—	—	250	250	44,622	44,872	250
Commercial and industrial	325	—	237	562	208,486	209,048	1,026
Mortgage warehouse lines	—	—	—	—	307,679	307,679	—
Consumer	38	—	—	38	5,551	5,589	24
Total gross loans and leases	$2,083	$1,435	$1,860	$5,378	$2,457,733	$2,463,111	$7,598
(1)	As of December 31, 2020, there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR) if the modification constitutes a concession, excluding loan modifications that are COVID-19 related and made in accordance with the interagency guidance and the CARES Act as described in Note 3, above. At June 30, 2021, the Company had a total of $12.4 million in TDRs, including $1.7 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain, then the loan will be kept on non-accrual status.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

Three months ended June 30, 2021
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	136	—	—	—	136
Farmland	—	—	—	—	—	—
Total real estate loans	—	136	—	—	—	136
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$—	$136	$—	$—	$—	$136

	Three months ended June 30, 2020
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$85	$—	$—	$—	$85
1-4 family - closed-end	—	1,325	—	—	—	1,325
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	178	—	—	—	178
Farmland	—	—	—	—	—	—
Total real estate loans	—	1,588	—	—	—	1,588
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	28	—	—	—	28
Consumer loans	—	—	—	—	—	—
Total	$—	$1,616	$—	$—	$—	$1,616

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Six months ended June 30, 2021
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:						$
Other construction/land	$—	$—	$—	$—	$—		—
1-4 family - closed-end	—	—	—	—	—		—
Equity lines	—	—	—	83	—		83
Multi-family residential	—	—	—	—	—		—
Commercial real estate - owner occupied	—	136	—	—	—		136
Farmland	—	—	—	—	—		—
Total real estate loans	—	136	—	83	—		219
Agricultural	—	118	—	—			118
Commercial and industrial	—	185	—	—	—		185
Consumer loans	—	41	—	—	—		41
Total	$—	$480	$—	$83	$—		$563

	Six months ended June 30, 2020
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$85	$—	$—	$—	$85
1-4 family - closed-end	—	1,325	—	—	—	1,325
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	178	—	—	338	516
Farmland	—	—	—	—	—	—
Total real estate loans	—	1,588	—	—	338	1,926
Agricultural	—	—	—	—		—
Commercial and industrial	—	28	—	—	—	28
Consumer loans	—	—	—	—	—	—
Total	$—	$1,616	$—	$—	$338	$1,954

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended June 30, 2021
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	137	136	(1)	—
Farmland	0	—	—	—	—
Total real estate loans		137	136	(1)	—

Agricultural	0	—	—	—	—
Commercial and industrial	0	—	—	—	—
Consumer loans	0	—	—	—	—
Total		$137	$136	$(1)	$—
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended June 30, 2020
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	1	$86	$85	$40	$41
1-4 family - closed-end	1	1,325	1,325	10	17
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	178	178	8	9
Farmland	0	—	—	—	—
Total real estate loans		1,589	1,588	58	67

Agricultural	0	—	—	—	—
Commercial and industrial	1	28	28	1	2
Consumer loans	0	—	—	—	—
Total		$1,617	$1,616	$59	$69
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Six months ended June 30, 2021
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	1	83	83	—	1
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	137	136	(1)	—
Farmland	0	—	—	—	—
Total real estate loans		220	219	(1)	1

Agricultural	1	118	118	116	—
Commercial and industrial	1	185	185	(1)	48
Consumer loans	1	41	41	—	—
Total		$564	$563	$114	$49
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Six months ended June 30, 2020
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	1	$86	$85	$40	$41
1-4 family - closed-end	1	1,325	1,325	10	17
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	2	516	516	8	9
Farmland	0	—	—	—	—
Total real estate loans		1,927	1,926	58	67

Agricultural	0	—	—	—	—
Commercial and industrial	1	28	28	1	2
Consumer loans	0	—	—	—	—
Total		$1,955	$1,954	$59	$69
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The Company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three- or six-month periods ended June 30, 2021 and 2020.

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

Our acquisition of Santa Clara Valley Bank in 2014 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	June 30, 2021
	Unpaid Principal Balance	Carrying Value
Real estate secured	$67	$67
Total purchased credit impaired loans	$67	$67

	December 31, 2020
	Unpaid Principal Balance	Carrying Value
Real estate secured	$78	$78
Total purchased credit impaired loans	$78	$78

There was no allowance for loan losses allocated for PCI loans as of June 30, 2021 or December 31, 2020. There was no discount accretion recorded on PCI loans during the six months ended June 30, 2021.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $0.7 million at June 30, 2021 and $0.6 million at December 31, 2020.

Impaired Loans

(dollars in thousands, unaudited)

	June 30, 2021
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$524	$524	$99	$532	$63
1-4 family - closed-end	1,619	1,619	42	1,647	124
Equity lines	2,281	2,281	191	2,323	121
Commercial real estate- owner occupied	5,975	5,975	183	6,019	255
Commercial real estate- non-owner occupied	394	394	126	408	19
Total real estate	10,793	10,793	641	10,929	582
Agricultural	246	246	246	248	—
Commercial and industrial	1,060	1,060	381	1,120	33
Consumer loans	207	207	16	217	25
Subtotal	12,306	12,306	1,284	12,514	640
With no related allowance recorded
Real estate:
1-4 family - closed-end	1,241	1,226	—	1,270	—
Equity lines	1,990	1,953	—	1,973	5
Commercial real estate- owner occupied	1,398	1,279	—	1,318	—
Farmland	426	426	—	433	—
Total real estate	5,055	4,884	—	4,994	5
Agricultural	271	271	—	293	—
Commercial and industrial	589	589	—	632	1
Consumer loans	36	—	—	—	2
Subtotal	5,951	5,744	—	5,919	8
Total	$18,257	$18,050	$1,284	$18,433	$648
(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans

(dollars in thousands, unaudited)

	December 31, 2020
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	545	545	171	565	40
1-4 family - closed-end	2,078	2,077	51	2,141	104
Equity lines	2,875	2,875	233	2,989	98
Multi-family residential	334	334	16	343	23
Commercial real estate- owner occupied	6,076	6,076	54	6,135	226
Total real estate	11,908	11,907	525	12,173	491
Agricultural	250	250	250	250	—
Commercial and industrial	945	935	202	1,152	6
Consumer loans	235	197	19	221	16
Subtotal	13,338	13,289	996	13,796	513
With no related allowance recorded
Real estate:
Other construction/land	$114	—	—	5	—
1-4 family - closed-end	942	922	—	960	—
Equity lines	2,160	2,082	—	2,127	3
Commercial real estate- owner occupied	1,624	1,504	—	1,590	—
Commercial real estate- non-owner occupied	582	582	—	617	—
Farmland	442	442	—	446	—
Total real estate	5,864	5,532	—	5,745	3
Commercial and industrial	189	159	—	165	—
Consumer loans	5	—	—	5	2
Subtotal	6,058	5,691	—	5,915	5
Total	$19,396	$18,980	$996	$19,711	$518
(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired, and current appraisals were available or in process for 68% of the Company’s impaired real estate loan balances at June 30, 2021. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $15.1 million at June 30, 2021.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended June 30, 2021, although as outlined in Note 3 to the consolidated financial statements we will substantially update our methodology upon the implementation of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update ASU 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326) to the earlier of the first day of the fiscal year, beginning after the national emergency related to the outbreak of COVID-19 terminates or January 1, 2022. Moreover, we will continue to enhance our methodology as needed in order to comply with regulatory and accounting requirements, keep pace with the size and complexity of our loan and lease portfolio, and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended June 30, 2021
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$12,806	$672	$4,205	$593	$43	$18,319
Charge-offs	(11)	(50)	(25)	(169)	—	(255)
Recoveries	195	—	82	180	—	457
(Benefit) provision	(915)	(98)	(1,190)	86	17	(2,100)
Ending balance	$12,075	$524	$3,072	$690	$60	$16,421

	Six months ended June 30, 2021
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$11,766	$482	$4,721	$720	$49	$17,738
Charge-offs	(245)	(50)	(77)	(331)	—	(703)
Recoveries	648	—	192	396	—	1,236
(Benefit) provision	(94)	92	(1,764)	(95)	11	(1,850)
Ending balance	$12,075	$524	$3,072	$690	$60	$16,421
Reserves:
Specific	$641	$246	$381	$16	$—	$1,284
General	11,434	278	2,691	674	60	15,137
Ending balance	$12,075	$524	$3,072	$690	$60	$16,421
Loans evaluated for impairment:
Individually	$15,677	$517	$1,649	$207	$—	$18,050
Collectively	1,780,290	42,435	299,334	4,687	—	2,126,746
Ending balance	$1,795,967	$42,952	$300,983	$4,894	$—	$2,144,796

	Year ended December 31, 2020
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,635	193	2,685	1,278	132	$9,923
Charge-offs	—	—	(436)	(1,397)	—	(1,833)
Recoveries	87	—	129	882	—	1,098
Provision (benefit)	6,044	289	2,343	(43)	(83)	8,550
Ending balance	$11,766	$482	$4,721	$720	$49	$17,738
Reserves:
Specific	$525	$250	$202	$19	$—	$996
General	11,241	232	4,519	701	49	16,742
Ending balance	$11,766	$482	$4,721	$720	$49	$17,738
Loans evaluated for impairment:
Individually	$17,439	$250	$1,094	$197	$—	$18,980
Collectively	1,878,484	44,622	515,633	5,392	—	2,444,131
Ending balance	$1,895,923	$44,872	$516,727	$5,589	$—	$2,463,111
(1)	Includes mortgage warehouse lines.

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Six months ended June 30, 2020
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Charge-offs	—	—	(92)	(903)	—	(995)
Recoveries	74	—	48	510	—	632
Provision (benefit)	3,141	39	974	(36)	(118)	4,000
Ending balance	$8,850	$232	$3,615	$849	$14	$13,560
Reserves:
Specific	$593	$—	$671	$95	$—	$1,359
General	8,257	232	2,944	754	14	12,201
Ending balance	$8,850	$232	$3,615	$849	$14	$13,560
Loans evaluated for impairment:
Individually	$13,272	$2	$1,383	$344	$—	$15,001
Collectively	1,584,417	48,514	558,243	5,922	—	2,197,096
Ending balance	$1,597,689	$48,516	$559,626	$6,266	$—	$2,212,097
(1)	Includes mortgage warehouse lines.

Note 12 – Revenue Recognition

The Company utilizes the guidance found in ASU 2014-09, Revenue from Contracts with Customers (ASC 606), when accounting for certain noninterest income. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sufficient information should be provided to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s revenue streams that are within the scope of and accounted for under Topic 606 include service charges on deposit accounts, debit card interchange fees, and fees levied for other services the Company provides its customers. The guidance does not apply to revenue associated with financial instruments such as loans and investments, and other noninterest income such as loan servicing fees and earnings on bank-owned life insurance, which are accounted for on an accrual basis under other provisions of GAAP. In total, approximately 25.0% and 28.4% of the Company’s noninterest revenue was outside of the scope of the ASC 606 for the three- and six- month periods ended June 30, 2021, respectively.

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income, except for gains on the sale of OREO which is classified as noninterest expense. The following table presents the Company’s sources of noninterest income for the three-month periods ended June 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,148	$962	$2,254	$2,626
Other service charges on deposits	1,577	1,656	3,237	3,176
Debit card interchange income	2,235	1,723	4,128	3,355
Loss on limited partnerships(1)	(114)	(158)	(247)	(315)
Dividends on equity investments(1)	164	139	357	333
Unrealized gains recognized on equity investments(1)	—	—	857	447
Net gains on sale of securities(1)	—	390	—	390
Other(1)	1,602	2,188	2,856	2,995
Total noninterest income	$6,612	$6,900	$13,442	$13,007

Noninterest expense
Salaries and employee benefits (1)	$10,425	$9,266	$21,576	$19,438
Occupancy expense (1)	2,626	2,504	5,112	4,832
(Gain) loss on sale of OREO	(101)	—	(116)	2
Other (1)	7,285	6,263	13,934	11,579
Total noninterest expense	$20,235	$18,033	$40,506	$35,851
(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

With regard to noninterest income associated with customer contracts, the Company has determined that transaction prices are fixed, and performance obligations are satisfied as services are rendered, thus there is little or no judgment involved in the timing of revenue recognition under contracts that are within the scope of ASC 606.

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933 (“1933 Act”), as amended and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”), as amended. Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements in order to encourage companies to provide prospective information about their financial performance as long as important factors that could cause actual results to differ significantly from projected results are identified with meaningful cautionary statements. Words such as “expects”, “anticipates”, “believes”, “projects”, “intends”, and “estimates” or variations of such words and similar expressions, as well as future or conditional verbs preceded by “will”, “would”, “should”, “could” or “may” are intended to identify forward-looking statements. These forward-looking statements are based on certain underlying assumptions and are not guarantees of future performance, as they could be impacted by a several potential risks and developments that cannot be predicted with any degree of certainty.

These statements are based on management’s current expectations regarding economic, legislative, regulatory and other environmental issues that may affect our earnings in future periods. Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements.

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	the risk of unfavorable economic conditions in the Company’s market areas;
●	risks associated with the current national emergency with respect to COVID-19 and its variants, including the impact that national, state, and local responses, including limitations on business and personal activity as well as any stimulus or relief efforts, have on customers’ continued ability to repay loans or to resume normal payments following the end of COVID-19 related deferrals granted by the Bank;
●	the Company’s delayed implementation of CECL;
●	risks associated with fluctuations in interest rates or a sustained low interest rate environment;
●	liquidity risks, including the ability to effectively manage the additional liquidity from the significant increase in deposits during the COVID-19 pandemic including managing the potential loss of a portion of such deposits;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;
●	the Company’s ability to successfully deploy new technology;
●	the Company’s ability to receive regulatory approval for acquisitions or branch expansion while having a less than satisfactory rating under the Community Reinvestment Act;

●	the success of acquisitions or branch expansions, closures or consolidations; and
●	risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2020 and in Item 1A, herein. We do not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas:

●	the establishment of the allowance for loan and lease losses, as explained in detail in Note 11 to the consolidated financial statements and in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis;
●	the valuation of impaired loans and foreclosed assets, as discussed in Note 11 to the consolidated financial statements;
●	income taxes and related deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and
●	goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this discussion and analysis.

Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations regarding those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2021 compared to Second Quarter 2020

Second quarter 2021 net income was $11.7 million, or $0.76 per diluted share, compared to $8.3 million, or $0.54 per diluted share in the second quarter of 2020. The Company’s annualized return on average equity was 13.29% and annualized return on average assets was 1.42% for the quarter ended June 30, 2021, compared to 10.30% and 1.19%, respectively, for the same quarter in 2020. The primary drivers behind the variance in second quarter net income are as follows:

●	A $2.1 million negative provision for loan and lease losses. This favorable impact was precipitated by continued improvements in the overall economy, lower historical loss rates, net recoveries during the past two quarters, and a $272.7 million decrease in average balances of net loan and leases.
●	The $3.0 million, or 13%, increase in net interest income is due to a $3.6 million increase in interest income resulting primarily from higher real estate secured loan volumes as compared to June 30, 2020, partially offset by lower rates on interest earning assets. In addition, there was a favorable decline in interest expense due to a higher mix of noninterest bearing deposits and lower rates on the interest bearing deposits and borrowed funds.
●	An increase of $2.2 million, or 12% in noninterest expense partially offset the positive variances mentioned above. The increase was due mostly due a $1.2 increase in salaries and benefits, $0.5 million increase in data processing, and $0.4 million increase in legal expenses.

First Half 2021 compared to First Half 2020

Net income for the first half of 2021 was $22.8 million, or $1.48 per diluted share, compared to $16.1 million, or $1.05 per diluted share for the same period in 2020. The Company’s annualized return on average equity was 13.11% and annualized return on average assets was 1.41% for the six months ended June 30, 2021, compared to a return on equity of 10.14% and return on assets of 1.21% for the six months ended June 30, 2020. The primary drivers behind the variance in year-to-date net income are as follows:

●	A $1.9 million negative provision for loan and lease losses, relative to $4.0 million provision for loan and lease losses in the first half of 2020, for the same reasons outlined above in the quarterly comparison.
●	Net interest income increased by $7.8 million or 16% as declines in loan yields were offset by higher balances and lower interest expense.
●	The above year-to-date increases were partially offset by an increase in noninterest expense of $4.7 million, or 13%, due mostly to a $2.1 million increase in salaries and benefits, $1.4 million increase in professional services, and $0.8 million increase in data processing expense.

FINANCIAL CONDITION SUMMARY

June 30, 2021 relative to December 31, 2020

The Company’s assets totaled $3.3 billion at June 30, 2021 relative to $3.2 billion at December 31, 2020. The following provides a summary of key balance sheet changes during the first six months of 2021:

●	The Company’s balance of cash and cash equivalents was up by $302.5 million, or 424% from December 31, 2020. The overall increase in cash balances was due primarily to increases in deposit accounts and decreases in loan balances during the first half 2021.
●	Securities available-for-sale were $607.5 million at June 30, 2021, an increase of $63.5 million, or 12% from December 31, 2020. The Company purchased $119.3 million in various government agency sponsored mortgage-backed securities, municipal securities, and corporate bonds.

●	The year-to-date 2021 loan balance decline of $318.3 million, or 13%, was mostly due to declines in outstanding balances on mortgage warehouse lines of $157.3 million, as well as a $100.0 million decline in real estate loans, mostly in commercial real estate (CRE) loan balances, and a $49.0 million decline in SBA Paycheck Protection Program (PPP) loans. During the second quarter of 2021 the Bank had $16.1 million in SBA PPP loan originations, but overall SBA PPP loan balances declined due to SBA forgiveness of $45.5 million in PPP loans during the same period. During the first half of 2021, the Company changed its strategic loan origination focus to better diversify our portfolio by adding commercial & industrial loans, including owner-occupied CRE loans and small business lending. Most of the decline in CRE loan balances were from construction loan balance declines. The Company’s regulatory commercial real estate concentration ratio decreased to 335% at June 30, 2021 as compared to 378% at December 31, 2020 and remains well within our acceptable risk tolerance for CRE concentration.
●	Deposits increased by $151.3 million, or 6%, in the first half of 2021. The growth in deposits came primarily from noninterest bearing or low-cost transaction, and savings accounts, while higher-cost time deposits decreased as the Company chose not to renew certain time-deposits or to seek alternative time-deposits for those that matured.

●	All short-term borrowings paid off in full, resulting in a decrease of $142.9 million during the first half of 2021. This included fed funds purchased, Federal Home Loan Bank (FHLB) overnight, and term borrowings and was a direct result of an increase in deposit balances combined by softened loan demand. Customer repurchase agreements increased $31.4 million to $70.5 million.

●	Total shareholders’ equity of $357.7 million at June 30, 2021 reflects an increase of $13.8 million, or 4%, relative to year-end 2020 due to additional capital from the $22.8 million addition of net income, a $3.0 million unfavorable swing in accumulated other comprehensive income/loss, stock options exercised, restricted stock compensation, net of $6.5 million in dividends paid.

IMPACT OF CORONAVIRUS DISEASE 2019 (COVID-19) PANDEMIC ON THE COMPANY’S OPERATIONS

Overview

On January 31, 2020, the United States Department of Health and Human Services declared a public health emergency with respect to the Coronavirus Disease 2019 (COVID-19). Subsequent to this date, federal, state, and local governmental agencies, regulatory agencies, and the Federal Reserve Board took actions impacting the Company including these more significant items:

●	On March 3, 2020, the Federal Open Market Committee (FOMC) of the Federal Reserve Board lowered the federal funds rate by 50 basis points in its first emergency move since October 2008.
●	On March 4, 2020, the Governor of the state of California declared a state of emergency to help make additional resources available and formalize emergency actions to address COVID-19.
●	On March 6, 2020, the Federal Financial Institutions Examination Council (FFIEC) issued guidance to financial institutions reminding them to include pandemic planning in business continuity plans.
●	Starting on March 9, 2020, the Board of Governors of the Federal Reserve System, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, National Credit Union Administration, Office of the Comptroller of the Currency, and Conference of State Bank Supervisors began issuing various Interagency Guidance Statements to encourage financial institutions to meet the financial needs of customers affected by the Coronavirus.
●	On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.
●	On March 15, 2020, the FOMC of the Federal Reserve Board lowered the federal funds rate by 100 basis points in its second emergency move in two weeks, this time on a Sunday. In addition, the FOMC announced that it would let banks borrow from the discount window for up to 90 days, reduced the reserve requirement ratios to zero percent, united with five other central banks to ensure dollars are available via swap lines, and increased bond holdings by at least $700 billion.
●	Effective March 20, 2020, the state of California ordered the closure of all non-essential workplaces, restricting non-essential travel, and ordering a state-wide shelter-in-place order. This was followed by extensions of these orders in April and many local municipalities in which the Company operates issued orders mandating additional requirements to protect their citizens. Although many counties in California began phased reopening plans, due to recent increases in cases effective July 13, 2020, the Governor ordered that dine-in restaurants, wineries and tasting rooms, movie theaters, family entertainment centers, zoos and museums, and cardrooms immediately close all indoor operations. Effective August 31, 2020, a new simplified, four-tier guideline was implemented for counties to reopen. However, most counties remained in partially or fully closed states through

June 2021. On June 15, 2021, the state of California effectively removed most remaining restrictions for fully vaccinated individuals.
●	On March 22, 2020, the federal financial institution regulatory agencies (the agencies) issued guidance to financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (TDRs). The guidance was subsequently modified on April 7, 2020 to conform with Section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act. Further interagency guidance for financial institutions was issued in June, August, and September 2020.
●	On March 27, 2020, the CARES Act was enacted by Congress and signed into law by the President to address the impact of the COVID-19 on the economy. Among other things, the CARES Act provided banking institutions with the option of deferring the implementation of the Current Expected Credit Loss (“CECL”) accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326) until later in 2020; confirmed that certain loan modifications would not be treated as a TDR; authorized the Small Business Administration to create the Paycheck Protection Program (PPP) which allows banking institutions to offer a certain amount of forgivable loans to primarily assist with funding payroll for small businesses; and provides a temporary reduction to the minimum ratio under the Community Bank Leverage Ratio framework.
●	On December 21, 2020, the Consolidated Appropriation Act, 2021 was enacted by Congress and signed into law by the President on December 27, 2020. Among other things, this bill provided $600 per person (subject to income limits), included $284 billion in additional forgivable loans via the PPP, extended the suspension of TDR identification, and extended the temporary delay of the implementation of CECL through January 2022.
●	On March 10, 2021, the American Rescue Plan Act was enacted by Congress and signed into law by the President on March 11, 2021. Among other things, this bill provided an additional economic impact payment of $1,400 per-person (subject to income limits), and many other economic incentives and benefits to individuals, businesses, states, municipalities, and tribal governments.
●	In 2021, COVID-19 vaccinations began rolling out across the country and in California. In early April 2021, with over 20 million vaccines administered in California, a Blueprint for a Safer Economy was announced to fully reopen the California economy on June 15, 2021, subject to certain health requirements, if two criteria were met regarding equitable vaccine availability and a consistently low burden of disease.
●	On June 15, 2021, the Governor of California terminated the executive orders that put into place the Stay Home Order and the Blueprint for a Safer Economy. He also phased out the vast majority of executive actions put in place since March 2020 as part of the pandemic response, leaving a subset of provisions that facilitate the ongoing recovery.

Impact of COVID-19 on the Company’s Operations

●	The Company had $10.4 million in classified assets at June 30, 2021, from loans modified under the CARES Act, as amended, that are either not expected to make all principal and interest payments in a timely manner, or will need further modifications or assistance. Starting in April 2020, the Company took actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA Paycheck Protection Program (PPP) loans. For further information on the principal and interest deferrals, please see the “Nonperforming Assets” section below.
●	The uncertainty of national and local economic conditions had an impact on our provision for loan and lease losses in 2020 and early 2021. The Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. In December 2020, the Consolidated Appropriations Act, 2021, extended the deferral of implementation of CECL from December 31, 2020, to the earlier of the first day of the fiscal year, beginning after the national emergency terminates or January 1, 2022. The Company’s decision to defer the adoption of CECL was done primarily to provide additional time to assess better the impact of the COVID-19 pandemic on the expected lifetime credit losses in our loan and lease portfolio. At the time the decision was made, there was a significant change in economic uncertainty on the local, regional, and national levels as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level.
●	The Company expects that net interest income will continue to be adversely impacted over time given pressure on net interest margin as a result of the current interest rate environment. As described above, in March 2020, the FOMC cut short-term rates by 150 basis points to near zero. The uncertainty with COVID-19 and the lower targeted fed funds rates also impacted other rates including the Prime Rate and treasury yields. These lower rates impacted our net interest margin. Our net interest margin for the three months ended June 30, 2021, was 3.60%, compared to a net interest margin of 3.81% for the same period in 2020. Additional liquidity from significant deposit growth in 2021 coupled with lower loan balances has negatively impacted our net interest margin. This additional liquidity was mostly deployed in overnight funding at an average rate of 11 basis points for the second quarter and six-months ending June 30, 2021. In addition, investment and new loan yields have continued to decline given the overall rate environment in 2021.
●	The COVID-19 pandemic has not adversely affected our capital or financial resources as of June 30, 2021. During the first half of 2021, total shareholders’ equity increased by $13.8 million, or 4%, to $357.7 million. The Company earned $22.8 million in net income in the first half of 2021, but had a $3.0 million decrease in accumulated other comprehensive income as a result of decreases in the value of our investment portfolio due to an uptick in interest rates. The Company also paid dividends of $6.5 million during the first half of 2021. On July 15, 2021, the Company declared a twenty-two cent per share dividend to be paid on August 12, 2021. Although presently not expected, if the Company were to incur significant credit losses as a result of COVID-19’s impact on our customers’ ability to repay loans, capital could be adversely impacted. With respect to liquidity, the Company maintains strong primary and secondary liquidity sources as further described under “Liquidity and Market Risk Management” below.
●	We do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet. Certain valuation assumptions and judgments continue to change to account for pandemic-related circumstances such as widening credit spreads. However, we do not anticipate any significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of June 30, 2021, our goodwill was not impaired. The Company last performed an assessment of potential impairment to its goodwill at December 31, 2020 and concluded that it was not more likely than not that a goodwill impairment exists. The Company continues to monitor its goodwill recorded on the balance sheet for potential impairment and did not believe there was any event that would trigger a potential impairment in the first half of 2021. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At June 30, 2021, we had goodwill of $27.4 million which represented 8% of total equity.
●	The Company continues to serve its customers. Several of our branch locations, were closed due to the pandemic, however all of our branch lobbies are now fully open, with the exception of five branch locations that the Company decided to permanently close in June 2021. This decision to close these branches was made as a result of a change in customer behaviors brought about by the COVID-19 pandemic along with an efficiency review. All of the five closed locations were located outside of Tulare County, the Bank’s primary market area. Many of our customers have found an added convenience and ease of transacting business through online and mobile banking services which precipitated our decision to close locations where in-person transaction volumes no longer warranted a traditional brick-and-mortar branch. Overall deposits at these five closed branches increased during the period of time from announcement to closure and consolidation into a nearby branch. The acceleration of amortization of leasehold improvements for these locations increased depreciation expense by $0.4 million in the second quarter of 2021 and by $0.5 million year-to-date 2021. Most of the staff at these five locations were relocated to existing branches with position vacancies however, four individuals elected to leave the Company. It is projected that closing these five branch locations will result in annual noninterest expense savings of between $0.8 and $1.0 million.
●	All of our back office and corporate office staff have returned to normal work arrangements, although remote and hybrid work provisions are now defined as “normal” work arrangements for certain corporate and back office employees, depending on the nature of the position. In addition, none of our internal controls have changed or are expected to change as a result of these work arrangements other than the use of remote approvals.
●	To date, the Company did not experience any challenges in implementing its business continuity plans. The Company’s Risk Management team began preparing in early 2020, with ordering of supplies such as hand sanitizer, masks cleaning supplies, as well as laptops for those who did not have one. This enabled the Company to immediately communicate and implement plans to continue operations in our banking facilities while enabling those non-customer facing employees to immediately begin working remotely. The Company did not face any material resource constraints in implementing these plans.
●	As a financial institution providing essential services, the Company expects continued demand for loans and deposits, albeit at a much slower pace than in 2020. In addition, mortgage warehouse utilization that resulted from the low rate environment is expected to remain at a lower level than 2020. Further, it is expected that SBA PPP loans will continue to be forgiven, with most expected to be forgiven in 2021. In addition, it is expected that the Company’s strategic shift to focus more on loan categories other than non-owner occupied real estate will result in lower overall loan originations in 2021 than in 2020 and may not outpace overall paydowns or line utilization reductions in 2021.
●	The Company loosened its vacation and sick-time policies to accommodate our employees who were affected by COVID-19. The Company hired an additional 28 temporary employees throughout the pandemic related to higher demand for loan processing and forgiveness, and to provide enhanced customer service. Those temporary assignments ended in the second quarter of 2021, although many of those employees have been redeployed within other areas of the Company.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income increased $3.0 million to $27.2 million, for the second quarter of 2021 over the second quarter of 2020 and increased $7.8 million, or 16% to $55.7 million for the first six months of 2021 in comparison to the first six months of 2020.

For the second quarter of 2021 as compared to the same quarter in 2020, average loan balances increased $272.7 million, or 14%, primarily due to increases in real estate loans of $348.2 million, or 24%, offset by a $64.3 million, or 31%, decrease in the utilization of mortgage warehouse lines. The increase in average commercial real estate loan balances was the primary contributor to the $3.2 million increase in loan interest income, as the average yield on the overall loan portfolio was relatively flat. There was a 11 bps favorable decrease in the cost of interest-bearing liabilities for the second quarter of 2021 as compared to the same quarter in 2020.

For the first half of 2021 as compared to the same period in 2020, average loan balances increased $465.1 million or 26%, primarily due to increases in real estate loans of $416.2 million or 29%, $100.4 million in SBA PPP loans and $16.7 million in mortgage warehouse line utilization. The increase in the aforementioned average loan balances were the major driver in the increase in net interest income with a 31 bps decrease in loan yield partially offsetting the increase in volume. There was a 25 bps favorable decrease in the yield on interest bearing liabilities driven by an increase in lower or no cost core deposits and a decrease in higher cost time deposits for the first half of 2021 as compared to the same period in 2020.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	June 30, 2021			June 30, 2020
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$308,453	$85	0.11%	$53,209	$12	0.09%
Taxable	340,690	1,573	1.85%	403,517	2,250	2.24%
Non-taxable	243,461	1,517	3.16%	216,746	1,440	3.38%
Total investments	892,604	3,175	1.61%	673,472	3,702	2.44%

Loans and leases:(3)
Real estate	1,825,600	21,015	4.62%	1,477,380	18,355	5.00%
Agricultural	43,959	408	3.72%	47,806	452	3.80%
Commercial	166,554	2,124	5.12%	170,876	1,080	2.54%
Consumer	4,978	193	15.55%	6,667	225	13.57%
Mortgage warehouse lines	142,348	1,151	3.24%	206,669	1,532	2.98%
Other	1,460	26	7.14%	2,811	39	5.58%
Total loans and leases	2,184,899	24,917	4.57%	1,912,209	21,683	4.56%
Total interest earning assets (4)	3,077,503	28,092	3.71%	2,585,681	25,385	4.01%
Other earning assets	15,438			13,190
Non-earning assets	209,218			207,623
Total assets	$3,302,159			$2,806,494
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$161,871	$91	0.23%	$134,159	$71	0.21%
NOW	601,339	116	0.08%	481,679	83	0.07%
Savings accounts	424,512	59	0.06%	327,833	46	0.06%
Money market	139,336	30	0.09%	125,594	31	0.10%
Certificates of deposit, under $100,000	70,589	48	0.27%	77,888	71	0.37%
Certificates of deposit, $100,000 or more	266,681	214	0.32%	364,874	554	0.61%
Brokered deposits	92,418	61	0.26%	19,890	37	0.75%
Total interest bearing deposits	1,756,746	619	0.14%	1,531,917	893	0.23%
Borrowed funds:
Federal funds purchased	168	—	0.00%	3	—	—
Repurchase agreements	57,885	39	0.27%	34,217	34	0.40%
Short term borrowings	3,133	—	0.00%	11,716	5	0.17%
TRUPS	35,185	245	2.79%	35,009	311	3.57%
Total borrowed funds	96,371	284	1.18%	80,945	350	1.74%
Total interest bearing liabilities	1,853,117	903	0.20%	1,612,862	1,243	0.31%
Demand deposits - noninterest bearing	1,052,494			830,333
Other liabilities	43,095			39,155
Shareholders' equity	353,453			324,144
Total liabilities and shareholders' equity	$3,302,159			$2,806,494
Interest income/interest earning assets			3.71%			4.01%
Interest expense/interest earning assets			0.11%			0.20%
Net interest income and margin(5)		$27,189	3.60%		$24,142	3.81%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $1.0 million and $(0.2) million for the quarters ended June 30, 2021 and 2020, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the six months ended			For the six months ended
	June 30, 2021			June 30, 2020
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$193,120	$104	0.11%	$45,166	$153	0.68%
Taxable	329,029	3,150	1.93%	406,054	4,710	2.33%
Non-taxable	235,204	2,967	3.22%	206,218	2,778	3.42%
Total investments	757,353	6,221	1.87%	657,438	7,641	2.56%

Loans and leases:(3)
Real estate	1,852,330	42,407	4.62%	1,436,145	37,079	5.19%
Agricultural	45,050	827	3.70%	48,169	1,035	4.32%
Commercial	179,036	4,575	5.15%	139,287	2,176	3.14%
Consumer	5,199	389	15.09%	7,124	593	16.74%
Mortgage warehouse lines	192,329	3,078	3.23%	175,645	2,797	3.20%
Other	1,523	53	7.02%	4,027	116	5.79%
Total loans and leases	2,275,467	51,329	4.55%	1,810,397	43,796	4.86%
Total interest earning assets (4)	3,032,820	57,550	3.88%	2,467,835	51,437	4.25%
Other earning assets	14,363			13,015
Non-earning assets	205,187			202,265
Total assets	$3,252,370			$2,683,115
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$146,403	$164	0.23%	$111,445	$134	0.24%
NOW	585,344	217	0.07%	469,133	205	0.09%
Savings accounts	407,894	112	0.06%	312,777	119	0.08%
Money market	137,887	60	0.09%	121,421	74	0.12%
Certificates of deposit, under $100,000	71,364	99	0.28%	79,370	205	0.52%
Certificates of deposit, $100,000 or more	303,272	452	0.30%	372,286	1,786	0.96%
Brokered deposits	96,188	123	0.26%	30,357	204	1.35%
Total interest bearing deposits	1,748,352	1,227	0.14%	1,496,789	2,727	0.37%
Borrowed funds:
Federal funds purchased	2,980	1	0.07%	3	—	—
Repurchase agreements	52,024	83	0.32%	30,850	61	0.40%
Short term borrowings	7,308	2	0.06%	8,831	14	0.32%
TRUPS	35,164	493	2.83%	34,986	706	4.06%
Total borrowed funds	97,476	579	1.20%	74,670	781	2.10%
Total interest bearing liabilities	1,845,828	1,806	0.20%	1,571,459	3,508	0.45%
Demand deposits - noninterest bearing	1,015,023			754,463
Other liabilities	41,156			37,687
Shareholders' equity	350,363			319,506
Total liabilities and shareholders' equity	$3,252,370			$2,683,115
Interest income/interest earning assets			3.88%			4.25%
Interest expense/interest earning assets			0.12%			0.28%
Net interest income and margin(5)		$55,744	3.76%		$47,929	3.97%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $2.4 million and $(0.4) million for the six months ended June 30, 2021 and 2020, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended June 30,			Six months ended June 30,
	2021 over 2020			2021 over 2020
	Increase (decrease) due to			Increase (decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$58	$15	$73	$501	$(550)	$(49)
Taxable	(350)	(327)	(677)	(893)	(667)	(1,560)
Non-taxable	177	(100)	77	390	(201)	189
Total investments (1)	(115)	(412)	(527)	(2)	(1,418)	(1,420)
Loans and leases:
Real estate	4,326	(1,666)	2,660	10,745	(5,417)	5,328
Agricultural	(36)	(8)	(44)	(67)	(141)	(208)
Commercial	(27)	1,071	1,044	621	1,778	2,399
Consumer	(57)	25	(32)	(160)	(44)	(204)
Mortgage warehouse	(477)	96	(381)	266	15	281
Other	(19)	6	(13)	(72)	9	(63)
Total loans and leases (1)	3,710	(476)	3,234	11,333	(3,800)	7,533
Total interest earning assets (1)	$3,595	$(888)	$2,707	$11,331	$(5,218)	$6,113
Liabilities
Interest bearing deposits:
Demand deposits	$15	5	$20	$42	$(12)	$30
NOW	21	12	33	51	(39)	12
Savings accounts	14	(1)	13	36	(43)	(7)
Money market	3	(4)	(1)	10	(24)	(14)
Certificates of deposit, under $100,000	(7)	(16)	(23)	(21)	(85)	(106)
Certificates of deposit, $100,000 or more	(149)	(191)	(340)	(331)	(1,003)	(1,334)
Brokered deposits	135	(111)	24	442	(523)	(81)
Total interest bearing deposits (1)	32	(306)	(274)	229	(1,729)	(1,500)
Borrowed funds:
Repurchase agreements	24	(19)	5	42	(20)	22
Short term borrowings	(4)	(1)	(5)	(2)	(10)	(12)
TRUPS	2	(68)	(66)	4	(217)	(213)
Total borrowed funds (1)	22	(88)	(66)	44	(246)	(202)
Total interest bearing liabilities (1)	54	(394)	(340)	273	(1,975)	(1,702)
Net interest income (1)	$3,541	$(494)	$3,047	$11,058	$(3,243)	$7,815
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the second quarter of 2021 relative to the second quarter of 2020 was a favorable $3.5 million due to higher average balances of interest earning assets, resulting from organic growth in commercial real estate loans. There was an unfavorable rate variance of $0.5 million for the comparative quarters since the weighted average yield on interest earning assets fell by 30 basis points and the weighted average cost of interest-bearing liabilities decreased by 11 basis points. The rate variance was negatively impacted by the following factors: high average balances of cash and due from banks earning on average 11 bps, new loans and investments having lower yields overall, including low-yielding SBA PPP loans. These negative factors were partially offset by an increase in loans as a percent of overall earning assets, as well as lower costs of time-deposits and other interest-bearing liabilities. The average fees on the SBA PPP loans was approximately 5.5%. These fees, net of loan costs, are being accreted over the stated life of the loan (generally two years for PPP loans generated in 2020 and 5 years for PPP loans generated in 2021), net of loan costs. Our customers with an SBA PPP loan are generally eligible to apply for loan forgiveness after 24 weeks. After the 24-week covered period, PPP borrowers have ten months to apply for forgiveness. During this period, payments are not due on the loan. If a loan is forgiven, upon repayment of principal and interest by the SBA, any unaccreted fee income, net of unamortized costs, would be recognized as interest income at such time. The decrease in rate on interest earning assets was less than the net volume/rate decrease in interest bearing liabilities and resulted in a favorable $3.0 million net volume/rate difference. The Company’s net interest margin for the second quarter of 2021 was 3.60%, as compared to 3.81% for the second quarter of 2020.

The volume variance calculated for the first six months of 2021 relative to the first six months of 2020 reflects a favorable variance of $11.1 million and an unfavorable rate variance of $3.2 million, resulting from organic growth in commercial real estate loans, growth in commercial loans due to our participation in the SBA PPP program and higher utilization of mortgage warehouse lines. The growth in interest earning assets was more than offset by the 37 basis point decrease in yield while interest bearing liabilities increased $274.4 million with a 25 basis point drop in cost. Since the volume variances outweighed the declines in yield there was a favorable $7.8 million net volume/rate difference. The Company’s net interest margin for the first half of 2021 was 3.76%, as compared to 3.97% in the first half of 2020.

As described above, a lower rate environment precipitated by two interest rate cuts by the Federal Open Market Committee totaling 150 bps in March 2020 and other economic uncertainty negatively impacted our yield on existing adjustable and variable rate portfolio loans and created a lower initial interest rate for new loan volumes. At June 30, 2021, approximately 9% of our total portfolio, or $199.3 million, consists of variable rate loans. Of these variable rate loans, approximately $74 million have floors that limited the overall reduction in rates. At June 30, 2021, our outstanding fixed rate loans represented 19% of our loan portfolio. The remaining 71% of our loan portfolio at June 30, 2021 consists of adjustable rate loans. However, the majority of these loans (approximately $1.3 billion) will not begin adjusting for at least another 3 years, but up to 10 years. Approximately $66.0 million of these adjustable rate loans have the ability to reprice next quarter.

Cash balances for the quarter and year to date comparisons continue to increase and have a negative impact on our net interest margin since cash balances earn considerably lower yields than other earning assets. Average cash and due from banks was $308.4 million, an increase of $255.2 million or 480% for the second quarter of 2021 as compared to the second quarter of 2020 and was $148.0 million or 328% higher for the first half of 2021 as compared to the same period in 2020.

Overall average investment securities decreased by $36.1 million for the second quarter of June 30, 2021 as compared to June 30, 2020 and decreased by $48.0 million for the first half of 2021 as compared to the same period in 2020. For the quarter ending June 30, 2021 over the same period for 2020, average non-taxable securities increased $26.7 million and taxable securities decreased $62.8 million. For the first half of 2021 over the same period for 2020, average non-taxable securities increased $29.0 million and taxable securities decreased $77.0 million. The overall investment portfolio had a tax-equivalent yield of 2.49% at June 30, 2021, with an average life of 4.6 years.

Interest expense was $0.9 million in the second quarter of 2021, a decline of $0.3 million, or 27%, compared to the second quarter of 2020 and was $1.8 million in the first six-months of 2021, a decline of $1.7 million or 49%. The decline in interest expense for both the quarter and the half is attributable to a favorable shift in deposit mix as average total time deposits declined by $33.0 million in the second quarter of 2020 as compared to the same quarter in 2019 and by $11.2 million for the first half of 2021 as compared to the same period in 2020. The average cost of interest-bearing deposits declined by 9 basis points to 14 basis points for the second quarter of 2021 compared to the second quarter of 2020, and by 23 basis points for the first six-months of 2021 as compared to the same period in 2020. Non-interest bearing demand deposits increased $222.2 million or 27% for the second quarter of 2021 as compared to the second quarter of 2020 and increased $260.6 million or 35% for the first six-months of 2021 as compared to the same period in 2020.

.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company recorded a net benefit related to loan and lease loss provision of $2.1 million in the second quarter of 2021 relative to a loan and lease loss provision expense of $2.2 million in the second quarter of 2020, and a year-to-date net benefit for loan and lease loss provision of $1.9 million in 2021 as compared to $4.0 million loan and lease loss provision expense for the same period in 2020. The Company's $4.3 million, or 195%, favorable decline in provision for loan and lease losses in the second quarter of 2021 as compared to the second quarter of 2020, and the $5.9 million favorable decrease, or 146% in the first six months of 2021 compared to the same period in 2020 is due mostly to lower historical loan loss rates, lower average balances on loans, net recoveries of previously charged-off loan balances, and changes to qualitative factors. Management adjusted its qualitative risk factors under our current incurred loss model for improved economic conditions, improvements in the severity and volume of past due loans, enhancements in the quality of the Company’s loan review system, and a reduction in the level of concentrations of credit in non-owner occupied real estate loans.

There was no provision for loan and lease losses, or related allowance for loan and leases losses, associated with the SBA PPP loans as those loans carry a full guarantee by the SBA, subject to the financial institution meetings its Bank Secrecy Act obligations and other diligence requirements in making such loans.

As described above, the Company was subject to the adoption of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326). However, the Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. The Consolidated Appropriations Act, 2021 extended the deferral of implementation of CECL to the earlier of the first day of the fiscal year, beginning after the national emergency terminates or January 1, 2022. The Company has elected this deferral to provide time to better assess the impact of the COVID-19 pandemic and changing economic forecasts on the expected lifetime credit losses. The impact of adoption of CECL has not yet been definitively determined, due in part to changing economic forecasts and further to evaluate model inputs in advance of our planned implementation on January 1, 2022. This adjustment, however, is not expected to immediately impact our regulatory capital ratios given the Interagency Guidance to phase-in the CECL adjustment as adopted in 2020. Even if the entire adjustment immediately impacted regulatory capital ratios, the Company would have a regulatory leverage ratio in excess of 9% as required by the community bank leverage ratio framework.

The Company has taken actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA PPP loans. As described below under Nonperforming Assets, since April 2020, the Company modified approximately $425.9 million of loans under either Section 4013 of the CARES Act or the April 7, 2020 Interagency statement that offered some practical expedients for loan modifications. These modifications generally provided for a six-month deferral of both interest and principal and the vast majority of the customers on deferral resumed making scheduled payments upon the expiration of the deferral. As of June 30, 2021, the Company had $10.4 million in remaining loan modifications; all loans are fully secured by real estate. The Company expects that all customers show an ability and willingness to pay full principal and interest upon maturity of their deferment period. These deferrals had an impact on how the Company internally grades its loans and as such had an impact on the overall provision under the incurred loss method. The performance on these loans after the end of the deferral period could impact future provision.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded net recoveries of $0.2 million in the second quarter of 2021 as compared to net charge-offs of $0.1 million for the comparative period of 2020. For the first six months of 2021, net recoveries were $0.5 million as compared to $0.4 million in net charge-offs for the same period of 2020.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three and six month periods ended June 30, 2021 and 2020:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Noninterest income:	2021	2020	2021	2020
Service charges on deposit accounts	$2,725	$2,618	$5,491	$5,802
Other service charges and fees	3,050	2,503	5,611	4,907
Net gains on sale of securities available-for-sale	—	390	—	390
Bank-owned life insurance	814	649	1,397	687
Other	23	740	943	1,221
Total noninterest income	$6,612	$6,900	$13,442	$13,007
As a % of average interest earning assets (1)	0.86%	1.07%	0.89%	1.06%

Noninterest expense:
Salaries and employee benefits	$10,425	$9,266	$21,576	$19,438
Occupancy costs
Furniture & equipment	453	619	905	1,084
Premises	2,173	1,885	4,207	3,748
Advertising and marketing costs	292	425	612	1,026
Data processing costs	1,513	1,045	2,939	2,187
Deposit services costs	2,282	2,229	4,350	4,025
Loan services costs
Loan processing	65	191	234	362
Foreclosed assets	(10)	62	98	68
Other operating costs
Telephone & data communications	668	467	1,048	835
Postage & mail	109	106	193	174
Other	337	365	799	751
Professional services costs
Legal & accounting	682	357	1,125	685
Other professional service	1,004	701	1,899	947
Stationery & supply costs	73	131	151	246
Sundry & tellers	169	184	370	275
Total noninterest expense	$20,235	$18,033	$40,506	$35,851
As a % of average interest earning assets (1)	2.64%	2.80%	2.68%	2.92%
Efficiency ratio (2)(3)	58.79%	57.78%	57.58%	58.33%
(1)	Annualized
(2)	Tax equivalent
(3)	Noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest Income:

Total noninterest income reflects a decrease of $0.3 million, or 4%, for the quarterly comparison and reflects a $0.4 million increase, or 3% for the year-to-date comparison.

Service charges on deposit accounts increased by $0.1 million or 4%, for the quarterly comparison and decreased $0.3 million or 5%, for the year to date comparison. The positive and negative variances were mostly in returned items on overdrafts for both periods under comparison.

Other service charges and fees increased $0.5 million or 22% for the second quarter of 2021 $0.7 million or 14% for the first half of 2021 as compared to the same periods in 2020. For both the quarter and the half the positive variance was due to increased check-card interchange fees due to increased usage of customer debit cards.

The Company recognized a $0.4 million gain from the sale of debt securities in the second quarter of 2020, with no corresponding like sales in 2021 thus resulting in a negative variance of $0.4 million for both the second quarter and first half of 2021 as compared to the same periods in 2020.

BOLI income increased by $0.2 million as compared to the second quarter of 2021 and $0.7 million for the first half of 2021 as compared to the same period in 2020. These variances are due mostly to fluctuations in underlying values of assets in the specific account BOLI policies that are designed to have similar assets to those in the deferred compensation plans. Thus, the higher quarterly values in BOLI policies are offset by higher deferred compensation expense reflected primarily in director fees expense. At June 30, 2021, there was $43.7 million in BOLI policies associated with the deferred compensation plans and $10.2 million in separate account BOLI policies.

In the “other” category of noninterest income the Company reflected a $0.7 million decrease in the second quarter of 2021 as compared to the second quarter of 2020 and a $0.3 million decrease in the first half of 2021 as compared to the same period in 2020. The quarterly and year-to-date comparison includes a $0.7 million non-recurring gain resulting from the wrap-up of a low-income housing tax credit fund investment and a $0.4 million gain from the sale of debt securities which occurred in the second quarter of 2020. Additionally in the “other” category of noninterest income for the 2021 year-to-date comparison over the same period in 2020, the Company reflected a $0.4 million increase in the valuation of restricted stock held by the Company as required under FASB ASU 2016-01. The valuation of restricted stock held by the Company as required under FASB ASU 2016-01. This stock is related to an equity investment in Pacific Coast Bankers’ Bank and is adjusted when financial information and an updated valuation report becomes available, generally in the late first quarter of each year.

Noninterest Expense:

Total noninterest expense increased by $2.2 million, or 12%, in the second quarter of 2021 relative to the second quarter of 2020, and increased $4.7 million or 13% in the first half of 2021 as compared to the same period in 2020. Noninterest expense dropped to 2.6% of average earning assets in the second quarter of 2021 from 2.8% for the second quarter of 2020 and was 2.68% of average earning assets for the first six months of 2021 relative to 2.92% for the same period in 2020. The tax-equivalent efficiency ratio was 58.79% in the second quarter of 2021 as compared to 57.78% in the same quarter of 2020 but improved to 57.58% for the first half of 2021 as compared to 58.33% for the same period in 2020. The efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for loan losses and investment gains/losses are excluded from the equation. The Company continues to actively consider a wide variety of operational efficiency opportunities, however with softening loan demand and reduced noninterest income further improvement of the efficiency ratio is difficult to predict.

Salaries and Benefits were $1.2 million, or 13%, higher in the second quarter of 2021 as compared to the second quarter of 2020 and $2.1 million, or 11% higher for the first six months of 2021 compared to the same period in 2020. The reason for this increase is primarily due to lower salary expense deferrals related to the decrease in loan originations for both the quarterly and year-to-date comparisons.

Occupancy expenses were $0.1 million higher for the second quarter of 2021 as compared to the same quarter in 2020 and $0.3 million higher for the first half of 2021 as compared to the same period in 2020. The primary reason for this increase was an acceleration of leasehold improvement amortization for two leased branch facilities that were closed during the second quarter of 2021. See the discussion of branch closures below.

Other noninterest expense increased $0.9 million, or 15% for the second quarter 2021 as compared to the second quarter in 2020, and increased $2.2 million, or 19% for the first half of 2021 as compared to the same period in 2020. The negative variance for second quarter of 2021 compared to the same period in 2020 was primarily driven by an increase of $0.5 million or 45% in data processing costs, most of which was due mostly to increases in core processor costs, price increases in loan processing software and additional software to compliment the Company’s digital strategy. We also had a $0.2 million increase in data communication costs, a $0.3 million increase in legal costs and a $0.3 million increase in other professional services costs. Other professional services variances include a $0.1 million increase in FDIC assessments, and a $0.1 million increase in deferred compensation expense for directors, which is linked to the changes in BOLI income. For the year-over-year comparison the categories of increase were the same as with the quarterly comparison, along with a $0.4 million increase in check-card processing costs.

As previously mentioned, the Company decided to permanently close five branch locations in June 2021, as a result of a change in customer behaviors brought about by the COVID-19 pandemic along with an efficiency review. The acceleration of amortization of leasehold improvements for these locations increased depreciation expense by $0.4 million in the second quarter of 2021 and by $0.5 million year-to-date 2021. It is projected that closing these five branch locations will result in annual noninterest expense savings of between $0.8 and $1.0 million.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company’s provision for income taxes was 25.3% of pre-tax income in the second quarter of 2021 relative to 23.2% in the second quarter of 2020, and 25.4% of pre-tax income for the first half of 2021, relative to 23.6% for the same period in 2020. The increases in the effective tax rates for the second quarter and first half of 2021 were due to tax credits and tax-exempt income representing a smaller percentage of total taxable income.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $607.5 million, or 19% of total assets at June 30, 2021, and $544.0 million, or 17% of total assets at December 31, 2020. In addition, within the Cash and Due from Banks account on the balance sheet was $294.1 million of surplus interest earning balances in our Federal Reserve Bank account at June 30, 2021, as compared to $3.5 million at December 31, 2020. Surplus balances in our Federal Reserve Bank account and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.

The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for bonds in our investment portfolio was 4.6 years and their average effective duration was 3.1 years at June 30, 2021, up from an expected average life of 4.2 years and an average effective duration of 2.4 years at year-end 2020.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2021		December 31, 2020
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
U.S. government agencies	$1,645	$1,702	$1,725	$1,800
Mortgage-backed securities	330,883	337,760	304,108	314,435
State and political subdivisions	242,383	257,336	212,011	227,739
Corporate bonds	10,703	10,676	—	—
Total securities	$585,614	$607,474	$517,844	$543,974

The net unrealized gain on our investment portfolio, or the amount by which aggregate fair market values exceeded amortized cost, was $21.9 million at June 30, 2021, a $4.2 million decrease relative to the net unrealized gain of $26.1 million at December 31, 2020. The change was caused by increased long-term market interest rates on fixed-rate bond values. Municipal bond balances comprise 42% of our total securities portfolio at June 30, 2021, and December 31, 2020. Municipal bonds purchased have strong underlying ratings, and we review all municipal bonds in our portfolio every quarter for potential impairment. In addition, the newly purchased corporate bonds are exclusively subordinated debentures of bank holding companies. These purchases were underwritten by the credit administration department prior to acquisition and will be subject to quarterly potential impairment reviews similar to municipal bonds.

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, customer repurchase agreements, and other purposes as required or permitted by law totaled $125.4 million at June 30, 2021 and $232.0 million at December 31, 2020, leaving $482.1 million in unpledged debt securities at June 30, 2021 and $312.0 million at December 31, 2020. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $44.3 million at June 30, 2021 and $52.9 million at December 31, 2020.

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

Loan and Lease Distribution

(dollars in thousands, unaudited)

	June 30, 2021	December 31, 2020
Real estate:
1-4 family residential construction	$37,165	$48,565
Other construction/land	27,682	71,980
1-4 family - closed-end	106,599	139,836
Equity lines	33,334	38,075
Multi-family residential	58,230	61,865
Commercial real estate - owner occupied	359,021	343,199
Commercial real estate - non-owner occupied	1,048,153	1,062,498
Farmland	125,783	129,905
Total real estate	1,795,967	1,895,923
Agricultural	42,952	44,872
Commercial and industrial	150,632	209,048
Mortgage warehouse lines	150,351	307,679
Consumer loans	4,894	5,589
Total loans and leases	$2,144,796	$2,463,111
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	1.73%	1.97%
Other construction/land	1.29%	2.92%
1-4 family - closed-end	4.97%	5.68%
Equity lines	1.55%	1.55%
Multi-family residential	2.71%	2.51%
Commercial real estate - owner occupied	16.75%	13.93%
Commercial real estate - non-owner occupied	48.88%	43.14%
Farmland	5.86%	5.27%
Total real estate	83.74%	76.97%
Agricultural	2.00%	1.82%
Commercial and industrial	7.02%	8.49%
Mortgage warehouse lines	7.01%	12.49%
Consumer loans	0.23%	0.23%
Total loans and leases	100.00%	100.00%

Gross loans and leases at $2.1 billion, reflected a decrease of $318.3 million, or 13%, at June 30, 2021 from $2.5 billion at December 31, 2020 due mostly to declines in commercial real estate loan balances, outstanding balances on mortgage warehouse lines, as well as the forgiveness of SBA PPP loans.

Balances on mortgage warehouse lines were down $157.3 million or 51% during the first half of 2021. Mortgage warehouse utilization was 43% at June 30, 2021, as compared to 71% at December 31, 2020. Utilization of mortgage warehouse lines in the future could be impacted by fluctuations in interest rates, seasonality, and other factors affecting home purchasing or refinancing demand including economic uncertainty.

There was a net decrease of $100.0 million in real estate secured loans, primarily from construction and other commercial real estate loans as the Company strategically lowered its regulatory commercial real estate concentration ratio from 378% at December 31, 2020 to 335% at June 30, 2021. Management believes that a regulatory commercial real estate loan ratio of 335% is well within its overall risk appetite given that the Company employs heightened risk management practices with respect to CRE lending, including board and management oversight, strategic planning, development and underwriting standards, risk assessment and monitoring through market analysis, and stress testing. At June 30, 2021 we have concluded that we have an acceptable and well-managed concentration in CRE lending as defined in the Interagency Guidance dated December 12, 2006.

The 28% decrease in Commercial and Industrial loans from $209.0 million at December 31, 2020 to $150.6 million at June 30, 2021 was primarily driven by loan forgiveness precipitated by the Company’s participation in the Small Business Administration’s PPP as authorized by the CARES Act. The Company began accepting and funding loans under this program in April 2020. There were 943 loans for $68.0 million outstanding at June 30, 2021, compared to 1,274 loans for $117.2 million at December 31, 2020. During the first half of 2021, the Bank originated, and the SBA approved, funding for $49.3 million in PPP loans while the SBA forgave $98.3 million of PPP loans. The Company is working to buildout a more robust Commercial and Industrial loan origination group and platform, including small business loans, in order to complement its commitment to serving its commercial real estate customers.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, in addition to foreclosed assets which is primarily OREO, but can included other foreclosed assets.

If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a TDR, unless the modification was granted under section 4013 of the CARES Act or the April 7, 2020 Interagency Statement. TDRs may be classified as either nonperforming or performing loans depending on their underlying characteristics and circumstances. The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming assets and performing troubled debt restructurings

(dollars in thousands, unaudited)

	June 30, 2021	December 31, 2020	June 30, 2020
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$—	$—	$4
1-4 family - closed-end	1,473	1,193	843
Equity lines	2,138	2,403	626
Commercial real estate - owner occupied	1,278	1,678	1,909
Commercial real estate - non-owner occupied	—	582	627
Farmland	427	442	702
TOTAL REAL ESTATE	5,316	6,298	4,711
Agriculture	517	250	—
Commercial and industrial	1,423	1,026	1,086
Consumer loans	20	24	11
TOTAL NONPERFORMING LOANS	7,276	7,598	5,808

Foreclosed assets	774	971	2,893
Total nonperforming assets	$8,050	$8,569	$8,701
Performing TDRs (1)	$10,774	$11,382	$9,192
Nonperforming loans as a % of total gross loans and leases	0.34%	0.31%	0.26%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.38%	0.35%	0.39%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets decreased by $0.5 million, or 6%, during the first six months of 2021. The Company's ratio of nonperforming loans to gross loans increased to 0.34% at June 30, 2021 from 0.31% at December 31, 2020; this was due to a decrease in the gross loan and lease portfolio, since nonperforming loans decreased $0.3 million during the same period. All of the Company's impaired assets are periodically reviewed and are either well-reserved based on current loss expectations or are carried at the fair value of the underlying collateral, net of expected disposition costs.

As shown in the table, we also had $10.8 million in loans classified as performing TDRs on which we were still accruing interest as of June 30, 2021, a decrease of $0.6 million, or 5%, relative to December 31, 2020.

Foreclosed assets had a carrying value of $0.8 million at June 30, 2021 comprised of 6 properties classified as OREO as compared to 7 properties for $1.0 million at December 31, 2020. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $3.2 million in loans past due 30-59 days at June 30, 2021. This is an increase of $1.1 million over the balance at December 31, 2020. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

As described above, the Company is providing loan modifications to certain customers and taking advantage of either Section 4013 of the CARES Act or the April 7, 2020 Interagency Statement, which provides that such modifications do not result in treatment of such loan as a TDR. Since April 2020, the Company modified approximately $426 million of its loans under this guidance. For the Company, these modifications typically provided a deferral of both principal and interest for 180 days. Interest continues to accrue during the deferral period. At the end of the deferral period, for term loans, payments will be applied to accrued interest first and after the accrued interest is paid in full, the loan will be re-amortized with the maturity extended. For lines of credit, the borrower must repay the accrued interest at the end of the deferral period or take out a second credit facility to repay the accrued interest. As of June 30, 2021, the Company had $10.4 million remaining in loan modification under Section 4013 of the CARES Act. All loans are fully secured by real estate collateral. We monitor these loans during the deferral period and if circumstances change, we may downgrade the loan to a criticized asset. An additional modification, if necessary, could also result in the loan being treated as a TDR or classified asset. If some of the customers are not able to resume payments after the deferral period, it likely could result in higher classified and/or nonperforming assets, reversals of interest income, and/or higher charge-offs. At June 30, 2021, all of the $10.4 million in outstanding modifications already are internally graded as classified assets.

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

The Company’s allowance for loan and lease losses was $16.4 million at June 30, 2021, a decrease of $1.3 million, or 7%, relative to December 31, 2020 resulting from a $1.9 million loan loss benefit recorded during the first six months of 2021, plus a $0.5 million in net recoveries during the same period. The loan loss benefit in the first six months of 2021 was precipitated primarily by the decrease in loan balances, the impact of loan recoveries and improved historical loan loss rates.

No allowance for loan and lease losses was considered necessary for the SBA PPP loans as those loans carry a 100% guarantee under the “Paycheck Protection Program”, subject to certain diligence requirements by the issuing financial institution. For further information regarding the Company's decision to defer the implementation of CECL under Section 4014 of the CARES Act, as well as further detail on the increase in provision during the first half of 2021, please see the discussion above under Provision for Loan and Lease Losses.

The allowance for loan and lease losses was 0.77% of total loans at June 30, 2021, 0.72% at December 31, 2020 and 0.61% at June 30, 2020. The ratio of the allowance for loan and lease losses to nonperforming loans was 225.7% at June 30, 2021, relative to 233.5% at December 31, 2020 and 233.5% for June 30, 2020. Management's detailed analysis indicates that the Company's allowance for loan and lease losses should be sufficient to cover credit losses inherent in loan and lease balances outstanding as of June 30, 2021, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the allowance.

A separate allowance of $0.2 million for potential losses inherent in unused commitments is included in other liabilities at June 30, 2021.

The following table summarizes activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the year ended
	June 30,	June 30,	June 30,	June 30,	December 31,
Balances:	2021	2020	2021	2020	2020
Average gross loans and leases outstanding during period (1)	$2,184,899	$1,912,209	$2,275,467	$1,810,397	$2,068,690
Gross loans and leases outstanding at end of period	$2,144,796	$2,212,097	$2,144,796	$2,212,097	$2,463,111

Allowance for loan and lease losses:
Balance at beginning of period	$18,319	$11,453	$17,738	$9,923	$9,923
Provision charged to expense	(2,100)	2,200	(1,850)	4,000	8,550
Charge-offs
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	—	—
1-4 family - closed-end	—	—	—	—	—
Equity lines	11	—	12	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	233	—	—
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate	11	—	245	—	—
Agricultural	50	—	50	—	—
Commercial and industrial	25	67	77	92	436
Consumer loans	169	286	331	903	1,397
Total	$255	$353	$703	$995	$1,833
Recoveries
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	110	—	328	34	40
1-4 family - closed-end	3	3	5	6	13
Equity lines	—	—	—	34	34
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	233	—	—
Commercial real estate- non-owner occupied	82	—	82	—	—
Farmland	—	—	—	—	—
Total real estate	195	3	648	74	87
Agricultural	—	—	—	—	—
Commercial and industrial	82	20	192	48	129
Consumer loans	180	237	396	510	882
Total	$457	$260	$1,236	$632	$1,098
Net loan (recoveries) charge offs	$(202)	$93	$(533)	$363	$735
Balance at end of period	$16,421	$13,560	$16,421	$13,560	$17,738

RATIOS
Net (recoveries) charge-offs to average loans and leases (annualized)	(0.04)%	0.02%	(0.05)%	0.04%	0.04%
Allowance for loan losses to gross loans and leases at end of period	0.77%	0.61%	0.77%	0.61%	0.72%
Allowance for loan losses to nonperforming loans	225.69%	233.47%	225.69%	233.47%	233.46%
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	(1.23)%	0.69%	(3.25)%	2.68%	4.14%
Net loan (recoveries) charge-offs to provision for loan losses	9.62%	4.23%	28.81%	9.08%	8.60%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s allowance for loan and lease losses at June 30, 2021 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $488.6 million at June 30, 2021 and $449.9 million at December 31, 2020, representing approximately 23% of gross loans outstanding at June 30, 2021 and 18% at December 31, 2020. The increase in unused commitments is due in large part to the increase in unfunded commitments on mortgage warehouse lines. The Company also had undrawn FHLB letters of credit issued to customers totaling $4.9 million at both June 30, 2021 and December 31, 2020. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

Interest earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds. The Company’s balance of non-earning cash and due from banks was $78.7 million at June 30, 2021 relative to $67.9 million at December 31, 2020. The increase is primarily due to maintaining higher amounts of cash on hand due to fully reopening of all branches in the second quarter 2021 and to meet customer needs for higher amounts of cash.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.” Net premises and equipment decreased by $1.6 million during the first six months of 2021, to $25.9 million. Goodwill was $27 million at June 30, 2021, unchanged during the first six months of 2021. As mentioned above, the Company performed a qualitative assessment of goodwill impairment during the fourth quarter 2020 and determined that a quantitative analysis was not required. There have been no triggering events in the first half of 2021 that would require the Company to perform a Goodwill impairment test, however the Company will continue to monitor its Goodwill for potential impairment. Bank-owned life insurance, with a balance of $54.0 million at June 30, 2021, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	June 30, 2021	December 31, 2020
Noninterest bearing demand deposits	$1,073,833	$943,664
Interest bearing demand deposits	155,749	109,938
NOW	596,388	558,407
Savings	435,076	368,420
Money market	133,977	131,232
Time	295,891	412,945
Brokered deposits	85,000	100,000
Total deposits	$2,775,914	$2,624,606

Percentage of Total Deposits
Noninterest bearing demand deposits	38.69%	35.95%
Interest bearing demand deposits	5.61%	4.19%
NOW	21.48%	21.28%
Savings	15.67%	14.04%
Money market	4.83%	5.00%
Time	10.66%	15.73%
Brokered deposits	3.06%	3.81%
Total	100.00%	100.00%

Deposit balances reflect net growth of $151.3 million, or 6%, during the first half of 2021. Time deposits were $380.9 million at June 30, 2021 as compared to $512.9 million at December 31, 2020. Brokered deposits decreased $15.0 million at June 30, 2021 to $85.0 million as compared to $100.0 million at December 31, 2020. Time deposits declined $117.1 million for the first six months of 2021 due mostly to the non-renewal of $120.0 million in public time deposits. Non-maturity deposit growth of $283.4 million for the first six months of 2021 was primarily the result of increases in balances of existing customers as the total number of customers was relatively unchanged.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth. In particular, the Company’s ratio of noninterest-bearing deposits to total deposits was 38.7% at June 30, 2021 as compared to 36.0% at December 31, 2020.

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

Total non-deposit interest-bearing liabilities decreased by $111.5 million, or 51%, during the first six months of 2021 primarily due to a decrease in federal funds purchased and borrowings from the FHLB. Repurchase agreements totaled $70.5 million at June 30, 2021 relative to a balance of $39.1 million at year-end 2020. Repurchase agreements represent “sweep accounts”, where certain customers have elected to have their commercial deposit balances above a specified threshold transferred at the close of each business day into non-deposit investments accounts. The balance in the investment account is used to have the customer purchase securities or a perfected interest in specifically identified pledged securities from the bank, which are then repurchased by the bank from the customer the next business day.

The Company had junior subordinated debentures totaling $35.2 million and $35.1 million at June 30, 2021 and December 31, 2020, respectively, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NONINTEREST BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $32.7 million at June 30, 2021 as compared to $35.1 million at December 31, 2020.

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

At June 30, 2021 and December 31, 2020, the Company had the following sources of primary and secondary liquidity ($ in thousands):

Primary and secondary liquidity sources	June 30, 2021	December 31, 2020
Cash and cash equivalents	$373,902	$71,417
Unpledged investment securities	482,039	311,983
Excess pledged securities	44,262	52,892
FHLB borrowing availability	662,641	535,404
Unsecured lines of credit	305,000	230,000
Funds available through fed discount window	62,897	58,127
Totals	$1,930,741	$1,259,823

In addition to the above sources, the Company could obtain brokered deposits, obtain deposits via deposit listing services, or offer higher rate time deposits within our market.

The significant increase in cash and cash equivalents during 2021 is due mostly to continued deposit growth coupled with decreases in loans, but partially offset by increases in investments. Utilization of this excess liquidity is expected to come from a combination of new loans, including potential loan purchases; new investment purchases; and anticipated declines in a portion of the deposits built-up during the COVID-19 pandemic. When looking to reduce these low-yielding cash balances with earning assets other than loans, management considers interest rate risk, including duration and extension risk; credit risk; and the liquidity risk of such alternative assets.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $100 million at June 30, 2021 and December

31, 2020. Other sources of liquidity included the brokered deposit market, deposit listing services, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs and that its liquidity has not been adversely impacted by COVID-19.

The Company’s net loans to assets and available investments to assets ratios were 65.4% and 25.1%, respectively, at June 30, 2021, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets, including ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at June 30, 2021. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities, shareholder dividends, and stock repurchases. Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations. As of June 30, 2021, the holding company maintained a cash balance of $8.7 million. Management anticipates that with the available cash and the continued ability for the Bank to provide dividends to the holding company, that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least eight other interest rate scenarios in conducting our rolling 12-month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations considering economic conditions and expectations at the time. Given the current near zero interest rate environment it is unlikely that rates could decline much further beyond the downward shock of 100 basis points, therefore the downward shock scenarios of 200,300, and 400 basis points are temporarily being suspended after concurrence by the Company’s Board of Directors. Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	June 30, 2021		June 30, 2020
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	11.3%	$11,645	5.4%	$5,373
+300	9.1%	$9,384	4.5%	$4,477
+200	6.9%	$7,072	3.5%	$3,529
+100	4.1%	$4,226	2.3%	$2,308
Base
-100	(8.1)%	$(8,306)	(6.3)%	$(6,235)

For the periods ended June 30, 2021 and 2020, the Company was asset sensitive, with net income increasing in a rising rate environment in all scenarios but declining considerably in the down shocks.

The simulation for the period ending June 30, 2020 indicates that the Company’s net interest income will increase over the next 12 months in a rising rate environment in all scenarios, but a continued drop in interest rates could have a substantial negative impact. However the rate of increase is not as pronounced as in the June 30, 2021 scenario due to considerably more cash on hand, and to a lesser extent the impact of interest rate increases on loans with variable and adjustable rate characteristics. In the up 400 basis point shock scenario, expected net interest income over the next twelve months increases $11.6 million, or 11%, to $114.8 million at June 30, 2021 compared to a 5% increase or $5.0 million for the same period in 2020. The primary reason for the increase in expected net interest income despite a lower rate environment, was the increase in surplus interest-bearing cash in other banks. In an instantaneous parallel rate shock the entire balance of surplus cash would reprice immediately. Over the next twelve months, surplus cash is projected to decline due to asset purchases; core loan growth as mortgage warehouse utilization stabilized and our pipelines begin to increase; and expected declines in a portion of the build-up in deposits during the COVID-19 pandemic. Although the cost of interest-bearing liabilities will also increase in a rate shock, the deposit betas utilized in the interest rate model mitigate the magnitude of a deposit rate increase.

The change in net interest income is similar for the up 100, 200, and 300 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $4.2 million, or 4%, relative to a stable interest rate scenario, with the favorable variance increasing marginally as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates, net interest income would drop $8.3 million or a negative variance of 8%. The reason for the drop in net interest income is, most deposit products are at or below their modeled floors of 0.10% and cannot be re-priced lower, while non-floored interest earning assets such as loans and securities can theoretically still be re-priced lower in a falling rate environment. Due to the historically low current rate environment, we view any material interest rate reductions as unlikely in the near term. However, the potential percentage drop in net interest income in the “down 100 basis points” interest rate scenario exceeds our internal policy guidelines and we will continue to monitor our interest rate risk profile and implement remedial changes if deemed appropriate.

If there was an immediate downward adjustment of 100 basis points in interest rates, net interest income would drop $8.3 million or a negative variance of 8%. The reason for the drop in net interest income is, most deposit products are at their floors of 0.10% and cannot be re-priced lower, while non-floored interest earning assets  such as loans and securities can theoretically still be re-priced lower in a falling rate environment. Due to the historically low current rate environment, we view any material interest rate reductions as unlikely in the near term. However, the potential percentage drop in net interest income in the “down 100 basis points” interest rate scenario exceeds our internal policy guidelines and we will continue to monitor our interest rate risk profile and implement remedial changes if deemed appropriate.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When a static balance sheet and a stable interest rate environment are assumed, projected annual net interest income is $5 million lower than in our standard simulation.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time, as is evident in the tables below for the periods ending June 30, 2021 and 2020, respectively, as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

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

Our EVE increased in the past twelve months due to asset growth, but that trend slowed in the first quarter of 2021 as loan growth decelerated. The tables below show estimated changes in the Company’s EVE, under different interest rate scenarios relative to a base case of current interest rates:

	June 30, 2021		June 30, 2020
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	35.6%	$202,631	36.5%	$195,263
+300	31.8%	$181,010	32.1%	$171,790
+200	25.9%	$147,560	25.2%	$134,702
+100	15.7%	$89,293	14.5%	$77,398
Base
-100	(21.3)%	$(120,991)	(11.1)%	$(59,340)

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

CAPITAL RESOURCES

The Company had total shareholders’ equity of $357.7 million at June 30, 2021, comprised of $113.5 million in common stock, $4.2 million in additional paid-in capital, $224.7 million in retained earnings, and accumulated other comprehensive income of $15.4 million. At the end of 2020, total shareholders’ equity was $343.9 million. The increase during the first half of 2021 is due to the addition of capital from net income, stock options exercised and restricted stock accrued. These positive changes were partially offset by a $3.0 million unfavorable swing in accumulated other comprehensive income, net and the impact of cash dividends paid. The Company has 268,301 shares authorized to repurchase under the current repurchase program. The Company suspended its stock repurchase program on March 16, 2020 and continues to evaluate when or if we will restart repurchasing shares.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	June 30,	December 31,	to be	Community Bank
	2021	2020	Well Capitalized (2)	Leverage Ratio (1) (3)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	10.43%	10.50%	5.00%	8.50%
(1)	The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowers this to 8.5% as described below.
(2)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(3)	If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.

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

The final rule became effective January 1, 2020 and banks that meet the qualifying criteria can elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The CARES Act reduced the required community bank leverage ratio to 8% until the earlier of December 31, 2020, or the national emergency is declared over. Beginning in 2021 the CBLR was increased to 8.5% for the calendar year with the CBLR increasing to 9% on January 1, 2022. The federal bank regulatory agencies adopted an interim final rule to implement this change from the CARES Act. At June 30, 2021, the Company and the Bank met the criteria outlined in the final rule and the interim final rule and elected to measure capital adequacy under the CBLR framework.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first six months of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In September 2016 the Board amended the 2003 Stock Repurchase Plan by authorizing 500,000 shares of common stock for repurchase. All previous share authorized under the 2003 Stock Repurchase Plan, and subsequent amendments had been fully purchased. The 2016 amendment authorizing shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the repurchase program can be suspended at any time at the Board’s and/or Management’s discretion. After a lengthy deferral of repurchase activity, the Company resumed share repurchases in mid-August 2019 through March 2020. There have been no stock repurchase transactions since March 2020. The balance of shares remaining for purchase under the 2003 Stock Repurchase Plan and Amendments was 268,301 at June 30, 2021. The Company continues to evaluate further repurchase activity and whether to resume repurchases in the future.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (4)*
10.2	Split Dollar Agreement for Kenneth R. Taylor (5)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (5)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (5)*
10.5	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (6)
10.6	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (6)
10.7	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (7)
10.8	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (7)
10.9	2007 Stock Incentive Plan (8)
10.10	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (9)*
10.11	Salary Continuation Agreement for Kevin J. McPhaill (9)*
10.12	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (9)*
10.13	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)*
10.14	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.15	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
10.16	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.17	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.18	2017 Stock Incentive Plan (13)*
10.19	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.20	Employment agreement dated as of March 15, 2019 for Matthew Macia, Chief Risk Officer (15)*
10.21	Employment agreement dated as of November 15, 2019 for Christopher Treece, Chief Financial Officer (16)*
10.22	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, Chief Administrative Officer (17)*
10.23	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (18)*
10.24	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (19)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020 and incorporated herein by reference.
(4)	Filed as Exhibit 10.5 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(5)	Filed as Exhibits 10.10, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(6)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(7)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(8)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(9)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(10)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 through 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(15)	Filed as Exhibit 99.2 to the Form 8-K filed with the SEC on March 18, 2019 and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(17)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 5, 2021	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

August 5, 2021	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

August 5, 2021	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer