Form 10-Q
period 2021-09-30
SIERRA BANCORP
filed 2021-11-04
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 1, 2021, the registrant had 15,410,784 shares of common stock outstanding, including 109,839 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2021	December 31, 2020
ASSETS	(unaudited)	(audited)
Cash and due from banks	$66,178	$67,908
Interest bearing deposits in banks	356,172	3,509
Total cash & cash equivalents	422,350	71,417
Securities available-for-sale	732,312	543,974
Loans and leases:
Gross loans and leases	2,139,826	2,463,111
Deferred loan and lease fees, net	(2,612)	(3,147)
Allowance for loan and lease losses	(15,617)	(17,738)
Net loans and leases	2,121,597	2,442,226
Foreclosed assets	93	971
Premises and equipment, net	24,490	27,505
Goodwill	27,357	27,357
Other intangible assets, net	3,527	4,307
Bank-owned life insurance	55,023	52,539
Other assets	55,990	50,446
Total assets	$3,442,739	$3,220,742

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,111,411	$943,664
Interest bearing	1,709,235	1,680,942
Total deposits	2,820,646	2,624,606
Repurchase agreements	92,553	39,138
Short-term borrowings	—	142,900
Long-term debt	49,221	—
Subordinated debentures	35,258	35,124
Other liabilities	80,554	35,078
Total liabilities	3,078,232	2,876,846

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,382,518 and 15,388,423 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	114,096	113,384
Additional paid-in capital	3,710	3,736
Retained earnings	231,717	208,371
Accumulated other comprehensive income, net	14,984	18,405
Total shareholders' equity	364,507	343,896
Total liabilities and shareholders' equity	$3,442,739	$3,220,742

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest and dividend income
Loans and leases, including fees	$24,226	$25,742	$75,555	$69,538
Taxable securities	1,679	1,832	4,835	6,542
Tax-exempt securities	1,578	1,467	4,539	4,246
Federal funds sold and other	146	2	250	155
Total interest income	27,629	29,043	85,179	80,481
Interest expense
Deposits	591	641	1,818	3,368
Short-term borrowings	41	70	127	145
Subordinated debentures	281	258	774	965
Total interest expense	913	969	2,719	4,478
Net interest income	26,716	28,074	82,460	76,003
(Benefit) provision for loan losses	(600)	2,350	(2,450)	6,350
Net interest income after provision for loan losses	27,316	25,724	84,910	69,653
Noninterest income
Service charges on deposits	3,186	2,950	8,677	8,752
Other income	4,349	4,155	12,300	11,360
Total noninterest income	7,535	7,105	20,977	20,112
Noninterest expense
Salaries and employee benefits	10,618	9,698	32,194	29,136
Occupancy and equipment	2,359	2,559	7,472	7,390
Other	7,898	7,046	21,715	18,630
Total noninterest expense	20,875	19,303	61,381	55,156
Income before taxes	13,976	13,526	44,506	34,609
Provision for income taxes	3,371	3,170	11,115	8,144
Net income	$10,605	$10,356	$33,391	$26,465

PER SHARE DATA
Book value	$23.70	$21.92	$23.70	$21.92
Cash dividends	$0.22	$0.20	$0.65	$0.60
Earnings per share basic	$0.70	$0.68	$2.19	$1.74
Earnings per share diluted	$0.69	$0.68	$2.17	$1.73
Average shares outstanding, basic	15,257,367	15,192,838	15,247,477	15,215,167
Average shares outstanding, diluted	15,343,543	15,387,309	15,369,249	15,422,647

Total shareholders' equity (in thousands)	$364,507	$336,247	$364,507	$336,247
Shares outstanding	15,382,518	15,341,723	15,382,518	15,341,723
Dividends paid (in thousands)	$3,374	$3,039	$9,842	$9,136

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$10,605	$10,356	$33,391	$26,465
Other comprehensive (loss) income, before tax:
Unrealized gains on securities:
Unrealized holding (loss) gain arising during period	(576)	1,867	(4,846)	16,806
Less: reclassification adjustment for (losses) gains included in net income (1)	(11)	—	(11)	(390)
Other comprehensive (loss) income, before tax	(587)	1,867	(4,857)	16,416
Income tax (expense) benefit related to items of other comprehensive (loss) income, net of tax	174	(552)	1,436	(4,854)
Other comprehensive (loss) income	(413)	1,315	(3,421)	11,562
Comprehensive income	$10,192	$11,671	$29,970	$38,027
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2021 and 2020 was $3 thousand and $0 respectively. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2021 and 2020 was $3 thousand and $115 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, June 30, 2020	15,192,838	$112,645	$3,462	$195,147	$16,179	$327,433
Net income	—	—	—	10,356	—	10,356
Other comprehensive income, net of tax	—	—	—	—	1,315	1,315
Unvested restricted stock issued	148,885	—	—	—	—	—
Stock compensation costs	—	—	182	—	—	182
Cash dividends - $0.20 per share	—	—	—	(3,039)	—	(3,039)
Balance, September 30, 2020	15,341,723	$112,645	$3,644	$202,464	$17,494	$336,247

Balance, June 30, 2021	15,410,763	$113,453	$4,190	$224,689	$15,397	$357,729
Net income	—	—	—	10,605	—	10,605
Other comprehensive loss, net of tax	—	—	—	—	(413)	(413)
Exercise of stock options	3,320	732	(692)	—	—	40
Stock based compensation expense	(19,443)	—	212	—	—	212
Stock repurchase	(12,122)	(89)	—	(203)	—	(292)
Cash dividends - $0.22 per share	—	—	—	(3,374)	—	(3,374)
Balance, September 30, 2021	15,382,518	$114,096	$3,710	$231,717	$14,984	$364,507

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2019	15,284,538	$113,179	$3,307	$186,867	$5,932	$309,285
Net income	—	—	—	26,465	—	26,465
Other comprehensive income, net of tax	—	—	—	—	11,562	11,562
Exercise of stock options	20,350	295	(80)	—	—	215
Stock based compensation expense	148,885	—	417	—	—	417
Stock repurchase	(112,050)	(829)	—	(1,732)	—	(2,561)
Cash dividends - $0.60 per share	—	—	—	(9,136)	—	(9,136)
Balance, September 30, 2020	15,341,723	$112,645	$3,644	$202,464	$17,494	$336,247

Balance, December 31, 2020	15,388,423	$113,384	$3,736	$208,371	$18,405	$343,896
Net income	—	—	—	33,391	—	33,391
Other comprehensive loss, net of tax	—	—	—	—	(3,421)	(3,421)
Exercise of stock options	7,480	801	(707)	—	—	94
Stock based compensation expense	(1,263)	—	681	—	—	681
Stock repurchase	(12,122)	(89)	—	(203)	—	(292)
Cash dividends - $0.65 per share	—	—	—	(9,842)	—	(9,842)
Balance, September 30, 2021	15,382,518	$114,096	$3,710	$231,717	$14,984	$364,507

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$33,391	$26,465
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sales of securities	(11)	(390)
Gain on disposal of fixed assets	(146)	—
Gain on sale on foreclosed assets	(141)	(10)
Writedowns on foreclosed assets	174	332
Stock based compensation expense	681	417
(Benefit) provision for loan losses	(2,450)	6,350
Depreciation and amortization	2,585	2,276
Net amortization on securities premiums and discounts	3,654	3,528
Accretion of discounts for loans acquired and net deferred loan fees	(365)	(502)
Increase in cash surrender value of life insurance policies	(2,445)	(1,997)
Amortization of core deposit intangible	779	806
Increase in interest receivable and other assets	(497)	(17,046)
Decrease in other liabilities	46,587	6,418
Deferred income tax benefit	(2,702)	(275)
Increase in value of restricted bank equity securities	(857)	(447)
Net amortization of partnership investment	503	1,287
Net cash provided by operating activities	78,740	27,212

Cash flows from investing activities:
Maturities and calls of securities available for sale	5,800	9,585
Proceeds from sales of securities available for sale	148	20,298
Purchases of securities available for sale	(288,552)	(71,065)
Principal pay downs on securities available for sale	85,767	77,980
Net purchases of FHLB stock	(1,666)	—
Loan originations and payments, net	323,351	(614,676)
Purchases of premises and equipment	(345)	(1,923)
Proceeds from sale premises and equipment	1,055	—
Proceeds from sales of foreclosed assets	938	238
Purchase of bank-owned life insurance	(39)	(196)
Liquidation of bank-owned life insurance	—	326
Proceeds from BOLI death benefit	—	274
Net cash provided by (used in) investing activities	126,457	(579,159)

Cash flows from financing activities:
Increase in deposits	196,040	423,339
(Decrease) increase in borrowed funds	(142,900)	138,000
Increase in repurchase agreements	53,415	10,946
Cash dividends paid	(9,842)	(9,136)
Repurchases of common stock	(292)	(2,561)
Stock options exercised	94	215
Proceeds from issuance of subordinated debt	49,221	—
Net cash provided by financing activities	145,736	560,803

Increase in cash and cash equivalents	350,933	8,856

Cash and cash equivalents
Beginning of period	71,417	80,077
End of period	$422,350	$88,933

Supplemental disclosure of cash flow information:
Interest paid	$2,702	$5,067
Income taxes paid	$11,769	$10,050
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$93	$2,563

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of September 30, 2021, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, SBA loans, and mortgage warehouse lending. In addition, in February 2020 the bank opened a loan production office which is currently located in Roseville, CA. The Company had total assets of $3.4 billion at September 30, 2021, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.8 billion at September 30, 2021, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense. Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 was originally scheduled to become effective for the Company on January 1, 2020. In March 2020, the Company elected under Section 4014 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. In December 2020, the Consolidated Appropriations Act 2021, extended the deferral of implementation of CECL from December 31, 2020, to the earlier of the first day of the fiscal year, beginning after the national emergency terminates or January 1, 2022. The Company will now continue to postpone implementation in order to provide additional time to assess better the impact of the COVID-19 pandemic on the expected lifetime credit losses. On the effective date, institutions will apply the new accounting standard as follows: for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis. The Company plans to implement CECL on January 1, 2022. As of September 30, 2021, we would expect the implementation adjustment to be approximately 50% to 75% of the current balance of the allowance for loan and lease losses. Changes in economic forecasts, or other key assumptions including qualitative factors, and refreshed regression data correlated to loss drivers prior to the implementation of CECL on January 1, 2022, could impact the magnitude of the implementation adjustment.

On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act, that passed on March 27, 2020, further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring (“TDR”) as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations.  In late December 2020, Section 4013 of the CARES Act was extended through January 1, 2022 by the 2021 Consolidated Appropriations Act. In accordance with such guidance, we offered and continue to offer on a limited-basis, short-term modifications made in response to COVID-19 to borrowers who are current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 10 for further information on non-TDR loan modifications. The impact of the Interagency Guidance and Section 4013, as amended, on the Company’s financial statements has not been material through September 30, 2021, but the ultimate impact of the relief provided by these government loan modification provisions cannot be determined at this time.

Note 4 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15,

2017. Options to purchase 193,609 shares that were granted under the 2007 Plan were still outstanding as of September 30, 2021 and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of September 30, 2021 was 452,953. Options to purchase 254,681 shares granted under the 2017 Plan were outstanding as of September 30, 2021. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilizes a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.2 million was reflected in the Company’s income statement during the third quarter of 2021 and $0.2 million was charged during the third quarter of 2020, as expense related to stock options and restricted stock awards. For the first nine months, the charges totaled $0.7 million in 2021 and $0.4 million in 2020.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of time-vested, non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. During the first nine months of 2021 18,180 shares were granted to employees and directors of the Company. These awards are expensed on a straight-line basis over the vesting period. As of September 30, 2021, there was $2.0 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 3.6 years.

The Company’s time-vested award activity for the nine months ended September 30, 2021 and 2020 is summarized below (unaudited):

	Nine months ended September 30,
	2021		2020
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	148,885	$18.00	—	$—
Granted	18,180	25.30	148,885	18.00
Vested	(39,449)	18.00	—	—
Forfeited	(17,777)	18.00	—	—
Unvested shares September 30,	109,839	$19.21	148,885	$—

Stock Option Grants

The Company has issued equity instruments in the form of Incentive Stock Options and Nonqualified Stock Options to certain officers and directors and may continue to do so under the 2017 Plan. The exercise price of each stock option is determined at the time of the grant and may be no less than 100% of the fair market value of such stock at the time the option is granted.

The Company’s stock option activity during the nine months ended September 30, 2021 and 2020 are summarized below (dollars in thousands, except per share data, unaudited):

	Nine months ended September 30,
	2021				2020
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	495,489	$23.67		$1,340	457,959	$21.08		$3,684
Granted	—	$—		$—	126,000	$27.11		$—
Exercised	(7,480)	$12.59		$91	(19,770)	$10.87		$267
Canceled	(39,719)	$26.93		$1	(16,400)	$26.93		$—
Outstanding at September 30,	448,290	$23.57	5.92	$1,302	547,789	$22.66	6.47	$612
Exercisable at September 30,	384,690	$22.97	5.58	$1,302	373,189	$20.68	5.31	$612
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 15,257,367 weighted average shares outstanding during the third quarter of 2021 and 15,192,838 during the third quarter of 2020, while there were 15,247,477 weighted average shares outstanding during the first nine months of 2021 and 15,215,167 during the first nine months of 2020.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the third quarter of 2021, calculations under the treasury stock method resulted in the equivalent of 86,176 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 327,346 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the third quarter of 2020 the equivalent of 45,586 shares were added in calculating diluted earnings per share, while 362,407 anti-dilutive stock options were not factored into the computation. Likewise, for the nine months of 2021 the equivalent of 121,772 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 339,546 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 58,595 shares and non-inclusion of 344,814 anti-dilutive options in calculating diluted earnings per share for first nine months of 2020.

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

	September 30, 2021	December 31, 2020
Commitments to extend credit	$532,891	$441,816
Standby letters of credit	$7,151	$8,104

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

At September 30, 2021, the Company was also utilizing a letter of credit in the amount of $105 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

The Company is subject to loss contingencies, including claims and legal actions arising in the ordinary course of business, which are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	September 30, 2021
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$422,350	$422,350	$—	$—	$422,350
Investment securities available for sale	732,312	—	732,312	—	732,312
Loans and leases, net held for investment	2,121,337	—	—	2,103,993	2,103,993
Collateral dependent impaired loans	260	—	260	114	374

Financial liabilities:
Deposits	2,820,646	1,111,411	1,708,701	—	2,820,112
Repurchase agreements	92,553	—	92,553	—	92,553
Long-term debt	49,221	—	49,782	—	49,782
Subordinated debentures	35,258	—	33,929	—	33,929

	December 31, 2020
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$71,417	$71,417	$—	$—	$71,417
Investment securities available for sale	543,974	—	543,974	—	543,974
Loans and leases, net held for investment	2,441,676	—	—	2,450,340	2,450,340
Collateral dependent impaired loans	550	—	550	—	550

Financial liabilities:
Deposits	2,624,606	943,664	1,680,814	—	2,624,478
Repurchase agreements	39,138	—	39,138	—	39,138
Short term borrowings	142,900	—	142,896	—	142,896
Subordinated debentures	35,124	—	24,364	—	24,364

For financial asset categories that were carried on our balance sheet at fair value as of September 30, 2021 and December 31, 2020, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$1,693	$—	$1,693	$—
Mortgage-backed securities	—	327,645	—	327,645	—
State and political subdivisions	—	292,079	—	292,079	—
Corporate bonds	—	16,307	—	16,307	—
Collateralized loan obligations	—	94,588	—	94,588	—
Total available-for-sale securities	$—	$732,312	$—	$732,312	$—

	Fair Value Measurements at December 31, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$1,800	$—	$1,800	$—
Mortgage-backed securities	—	314,435	—	314,435	—
State and political subdivisions	—	227,739	—	227,739	—
Total available-for-sale securities	$—	$543,974	$—	$543,974	$—

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	196	—	196
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	64	—	64
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	260	—	260
Agricultural	—	—	—	—
Commercial and industrial	—	—	114	114
Consumer loans	—	—	—	—
Total impaired loans	$—	$260	$114	$374
Foreclosed assets	$—	$93	$—	$93
Total assets measured on a nonrecurring basis	$—	$353	$114	$467

	Fair Value Measurements at December 31, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	295	—	295
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	78	—	78
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	373	—	373
Agricultural	—	—	—	—
Commercial and industrial	—	177	—	177
Consumer loans	—	—	—	—
Total impaired loans	$—	$550	$—	$550
Foreclosed assets	$—	$971	$—	$971
Total assets measured on a nonrecurring basis	$—	$1,521	$—	$1,521

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

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$1,644	$49	$—	$1,693
Mortgage-backed securities	320,919	7,236	(510)	327,645
State and political subdivisions	277,690	14,597	(208)	292,079
Corporate bonds	16,195	133	(21)	16,307
Collateralized loan obligations	94,591	—	(3)	94,588
Total securities	$711,039	$22,015	$(742)	$732,312

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$1,725	$75	$—	$1,800
Mortgage-backed securities	304,108	10,389	(62)	314,435
State and political subdivisions	212,011	15,728	—	227,739
Total securities	$517,844	$26,192	$(62)	$543,974

At September 30, 2021 and December 31, 2020, the Company had 58 securities and 2 securities, respectively, with gross unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	September 30, 2021
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	(387)	72,050	(123)	2,869
State and political subdivisions	(208)	28,844	—	—
Corporate bonds	(21)	1,255	—	—
Collateralized loan obligations	(3)	8,297	—	—
Total	$(619)	$110,446	$(123)	$2,869

December 31, 2020
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	(62)	4,286	—	—
State and political subdivisions	—	—	—	—
Corporate bonds	—	—	—	—
Collateralized loan obligations	—	—	—	—
Total	$(62)	$4,286	$—	$—

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Proceeds from sales, calls and maturities of securities available for sale	$1,948	$3,390	$5,948	$29,883
Gross gains on sales, calls and maturities of securities available for sale	11	—	11	433
Gross losses on sales, calls and maturities of securities available for sale	—	—	—	(43)
Net gains on sale of securities available for sale	$$11	$—	$11	$390

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2021 and December 31, 2020 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	September 30, 2021
	Amortized Cost	Fair Value
Maturing within one year	$5,954	$6,021
Maturing after one year through five years	21,474	21,786
Maturing after five years through ten years	30,722	32,313
Maturing after ten years	237,380	249,959
Securities not due at a single maturity date:
Mortgage-backed securities	185,372	189,427
Collateralized mortgage obligations	135,546	138,218
Collateralized loan obligations	94,591	94,588
	$711,039	$732,312

	December 31, 2020
	Amortized Cost	Fair Value
Maturing within one year	$3,812	$3,857
Maturing after one year through five years	9,475	9,732
Maturing after five years through ten years	27,250	28,745
Maturing after ten years	173,199	187,205
Securities not due at a single maturity date:
Mortgage-backed securities	157,201	163,029
Collateralized mortgage obligations	146,907	151,406
	$517,844	$543,974

At September 30, 2021, the Company’s investment portfolio included 398 “muni” bonds issued by 330 different government municipalities and agencies located within 32 different states, with an aggregate fair value of $292.1 million. The largest exposure to any single municipality or agency was a combined $4.0 million (fair value) in general obligation bonds issued by the Charter Township of Washington County (MI). In addition, the Company owned 14 subordinated debentures issued by bank holding companies totaling $16.3 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	September 30, 2021		December 31, 2020
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$101,560	$106,865	$76,794	$82,888
California	47,884	49,793	31,122	33,100
Washington	24,029	26,011	22,896	25,072
Other (29 & 29 states, respectively)	66,515	69,853	51,827	55,352
Total general obligation bonds	239,988	252,522	182,639	196,412

Revenue bonds
State of issuance
Texas	6,970	7,441	7,023	7,516
Washington	3,353	3,491	2,249	2,406
California	1,335	1,358	363	379
Other (32 & 32 states, respectively)	26,044	27,267	19,737	21,026
Total revenue bonds	37,702	39,557	29,372	31,327
Total obligations of states and political subdivisions	$277,690	$292,079	$212,011	$227,739

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	September 30, 2021		December 31, 2020
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$13,551	$14,109	$12,609	$13,526
Sewer	5,390	5,667	4,584	4,891
Lease	4,613	4,871	2,707	2,773
Sales tax	4,100	4,203	3,083	3,308
Other (10 and 8 sources, respectively)	10,047	10,707	6,389	6,829
Total revenue bonds	$37,702	$39,557	$29,372	$31,327

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

As of September 30, 2021, our total LIHTC investment book balance was $3.1 million, which includes $0.1 million in remaining commitments for additional capital contributions. There were $0.4 million in tax credits derived from our LIHTC investments that were recognized during the nine months ended September 30, 2021, and amortization expense of $0.4 million associated with those investments was netted against pre-tax noninterest income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	September 30, 2021
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$33,204	$1,516	$—	$—	$34,720
Other construction/land	25,139	—	—	373	25,512
1-4 family - closed end	213,453	3,348	840	2,599	220,240
Equity lines	25,183	2,242	56	3,860	31,341
Multi-family residential	52,123	3,505	—	—	55,628
Commercial real estate - owner occupied	329,776	8,913	3,908	2,519	345,116
Commercial real estate - non-owner occupied	949,741	26,681	19,119	380	995,921
Farmland	111,929	7,853	4,245	419	124,446
Total real estate	1,740,548	54,058	28,168	10,150	1,832,924

Agricultural	41,377	—	1,448	471	43,296
Commercial and industrial	120,857	9,697	226	1,512	132,292
Mortgage warehouse	126,486	—	—	—	126,486
Consumer loans	4,561	35	69	163	4,828
Total gross loans and leases	$2,033,829	$63,790	$29,911	$12,296	$2,139,826

	December 31, 2020
	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$40,044	$8,521	$—	$—	$48,565
Other construction/land	61,809	7,478	2,148	545	71,980
1-4 family - closed end	130,559	4,922	1,356	2,999	139,836
Equity lines	30,479	2,581	58	4,957	38,075
Multi-family residential	57,934	3,597	—	334	61,865
Commercial real estate - owner occupied	308,819	21,148	5,652	7,580	343,199
Commercial real estate - non-owner occupied	1,026,041	10,827	25,048	582	1,062,498
Farmland	104,826	21,468	3,169	442	129,905
Total real estate	1,760,511	80,542	37,431	17,439	1,895,923

Agricultural	39,391	3,617	1,614	250	44,872
Commercial and industrial	194,876	11,819	1,259	1,094	209,048
Mortgage warehouse	307,679	—	—	—	307,679
Consumer loans	5,323	58	11	197	5,589
Total gross loans and leases	$2,307,780	$96,036	$40,315	$18,980	$2,463,111

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets. The Company’s foreclosed assets include OREO, which consists of commercial and/or residential real estate properties acquired by foreclosure or similar means that the Company is offering or will offer for sale. Foreclosed assets totaled $0.1 million at September 30, 2021, and $1.0 million at December 31, 2020. Gross nonperforming loans totaled $6.8 million at September 30, 2021 and $7.6 million at December 31, 2020. Loans and leases are classified as nonperforming when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest. At that point, we stop accruing interest on the loan or lease in question and reverse any previously recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection. As of September 30, 2021, the Company had $10.4 million in loans with payment deferrals either under section 4013 of the CARES Act or the April 7, 2020 Interagency Statement.

An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	September 30, 2021
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$34,720	$34,720	$—
Other construction/land	—	—	—	—	25,512	25,512	—
1-4 family - closed end	379	—	—	379	219,861	220,240	1,418
Equity lines	—	—	—	—	31,341	31,341	1,962
Multi-family residential	—	—	—	—	55,628	55,628	—
Commercial real estate - owner occupied	698	99	—	797	344,319	345,116	1,251
Commercial real estate - non-owner occupied	—	—	—	—	995,921	995,921	—
Farmland	—	—	—	—	124,446	124,446	419
Total real estate	1,077	99	—	1,176	1,831,748	1,832,924	5,050

Agricultural	—	—	305	305	42,991	43,296	471
Commercial and industrial	206	1	488	695	131,597	132,292	1,245
Mortgage warehouse lines	—	—	—	—	126,486	126,486	—
Consumer	10	65	3	78	4,750	4,828	22
Total gross loans and leases	$1,293	$165	$796	$2,254	$2,137,572	$2,139,826	$6,788
(1)	As of September 30, 2021, there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Loan Portfolio Aging

(dollars in thousands, unaudited)

	December 31, 2020
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$48,565	$48,565	$—
Other construction/land	—	—	—	—	71,980	71,980	—
1-4 family - closed end	210	37	150	397	139,439	139,836	1,193
Equity lines	1,409	—	551	1,960	36,115	38,075	2,403
Multi-family residential	—	—	—	—	61,865	61,865	—
Commercial real estate - owner occupied	101	1,187	78	1,366	341,833	343,199	1,678
Commercial real estate - non-owner occupied	—	—	152	152	1,062,346	1,062,498	582
Farmland	—	211	442	653	129,252	129,905	442
Total real estate	1,720	1,435	1,373	4,528	1,891,395	1,895,923	6,298

Agricultural	—	—	250	250	44,622	44,872	250
Commercial and industrial	325	—	237	562	208,486	209,048	1,026
Mortgage warehouse lines	—	—	—	—	307,679	307,679	—
Consumer	38	—	—	38	5,551	5,589	24
Total gross loans and leases	$2,083	$1,435	$1,860	$5,378	$2,457,733	$2,463,111	$7,598
(1)	As of December 31, 2020, there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR) if the modification constitutes a concession, excluding loan modifications that are COVID-19 related and made in accordance with the interagency guidance and the CARES Act as described in Note 3, above. At September 30, 2021, the Company had a total of $7.8 million in TDRs, including $2.3 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain, then the loan will be kept on non-accrual status.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

Three months ended September 30, 2021
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	1,000	—	—	—	1,000
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	1,000	—	—	—	1,000
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$—	$1,000	$—	$—	$—	$1,000

	Three months ended September 30, 2020
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	569	—	—	—	569
Farmland	—	—	—	—	—	—
Total real estate loans	—	569	—	—	—	569
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	17	—	—	—	17
Consumer loans	—	—	—	—	—	—
Total	$—	$586	$—	$—	$—	$586

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Nine months ended September 30, 2021
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:						$
Other construction/land	$—	$—	$—	$—	$—		—
1-4 family - closed-end	—	—	—	—	—		—
Equity lines	—	1,000	—	83	—		1,083
Multi-family residential	—	—	—	—	—		—
Commercial real estate - owner occupied	—	136	—	—	—		136
Farmland	—	—	—	—	—		—
Total real estate loans	—	1,136	—	83	—		1,219
Agricultural	—	118	—	—			118
Commercial and industrial	—	185	—	—	—		185
Consumer loans	—	41	—	—	—		41
Total	$—	$1,480	$—	$83	$—		$1,563

	Nine months ended September 30, 2020
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$85	$—	$—	$—	$85
1-4 family - closed-end	—	1,325	—	—	—	1,325
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	747	—	—	338	1,085
Farmland	—	—	—	—	—	—
Total real estate loans	—	2,157	—	—	338	2,495
Agricultural	—	—	—	—		—
Commercial and industrial	—	45	—	—	—	45
Consumer loans	—	—	—	—	—	—
Total	$—	$2,202	$—	$—	$338	$2,540

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended September 30, 2021
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	1	1,000	1,000	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		1,000	1,000	—	—

Agricultural	0	—	—	—	—
Commercial and industrial	0	—	—	—	—
Consumer loans	0	—	—	—	—
Total		$1,000	$1,000	$—	$—
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended September 30, 2020
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	569	569	—	5
Farmland	0	—	—	—	—
Total real estate loans		569	569	—	5

Agricultural	0	—	—	—	—
Commercial and industrial	1	17	17	—	1
Consumer loans	0	—	—	—	—
Total		$586	$586	$—	$6
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Nine months ended September 30, 2021
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	2	1,083	1,083	—	1
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	137	136	(1)	—
Farmland	0	—	—	—	—
Total real estate loans		1,220	1,219	(1)	1

Agricultural	1	118	118	116	—
Commercial and industrial	1	185	185	(1)	47
Consumer loans	1	41	41	—	—
Total		$1,564	$1,563	$114	$48
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Nine months ended September 30, 2020
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	1	$86	$85	$40	$41
1-4 family - closed-end	1	1,325	1,325	10	—
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	3	1,085	1,085	8	6
Farmland	0	—	—	—	—
Total real estate loans		2,496	2,495	58	47

Agricultural	0	—	—	—	—
Commercial and industrial	2	45	45	2	2
Consumer loans	0	—	—	—	—
Total		$2,541	$2,540	$60	$49
(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The Company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three- or nine-month periods ended September 30, 2021 and 2020.

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

Our acquisition of Santa Clara Valley Bank in 2014 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated:

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	September 30, 2021
	Unpaid Principal Balance	Carrying Value
Real estate secured	$63	$63
Total purchased credit impaired loans	$63	$63

	December 31, 2020
	Unpaid Principal Balance	Carrying Value
Real estate secured	$78	$$78
Total purchased credit impaired loans	$78	$$78

There was no allowance for loan losses allocated for PCI loans as of September 30, 2021 or December 31, 2020. There was no discount accretion recorded on PCI loans during the nine months ended September 30, 2021.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $0.5 million at September 30, 2021 and $0.6 million at December 31, 2020.

Impaired Loans

(dollars in thousands, unaudited)

	September 30, 2021
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$373	$373	$90	$382	$52
1-4 family - closed-end	1,422	1,422	39	1,459	125
Equity lines	1,991	1,991	156	2,058	130
Commercial real estate- owner occupied	1,268	1,268	8	1,286	120
Commercial real estate- non-owner occupied	380	380	126	400	25
Total real estate	5,434	5,434	419	5,585	452
Agricultural	244	244	244	247	—
Commercial and industrial	995	995	382	1,072	36
Consumer loans	163	163	16	177	28
Subtotal	6,836	6,836	1,061	7,081	516
With no related allowance recorded
Real estate:
1-4 family - closed-end	1,190	1,177	—	1,244	—
Equity lines	1,881	1,869	—	1,945	6
Commercial real estate- owner occupied	1,371	1,251	—	1,297	—
Farmland	419	419	—	429	—
Total real estate	4,861	4,716	—	4,915	6
Agricultural	227	227	—	275	—
Commercial and industrial	517	517	—	619	2
Consumer loans	30	—	—	—	2
Subtotal	5,635	5,460	—	5,809	10
Total	$12,471	$12,296	$1,061	$12,890	$526
(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans

(dollars in thousands, unaudited)

	December 31, 2020
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$545	$545	$171	$565	$40
1-4 family - closed-end	2,078	2,077	51	2,141	104
Equity lines	2,875	2,875	233	2,989	98
Multi-family residential	334	334	16	343	23
Commercial real estate- owner occupied	6,076	6,076	54	6,135	226
Total real estate	11,908	11,907	525	12,173	491
Agricultural	250	250	250	250	—
Commercial and industrial	945	935	202	1,152	6
Consumer loans	235	197	19	221	16
Subtotal	13,338	13,289	996	13,796	513
With no related allowance recorded
Real estate:
Other construction/land	114	—	—	5	—
1-4 family - closed-end	942	922	—	960	—
Equity lines	2,160	2,082	—	2,127	3
Commercial real estate- owner occupied	1,624	1,504	—	1,590	—
Commercial real estate- non-owner occupied	582	582	—	617	—
Farmland	442	442	—	446	—
Total real estate	5,864	5,532	—	5,745	3
Commercial and industrial	189	159	—	165	—
Consumer loans	5	—	—	5	2
Subtotal	6,058	5,691	—	5,915	5
Total	$19,396	$18,980	$996	$19,711	$518
(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired, and current appraisals were available or in process for 71% of the Company’s impaired real estate loan balances at September 30, 2021. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $14.6 million at September 30, 2021.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended September 30, 2021, although as outlined in Note 3 to the consolidated financial statements we will substantially update our methodology upon the implementation of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update ASU 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326) to the earlier of the first day of the fiscal year, beginning after the national emergency related to the outbreak of COVID-19 terminates or January 1, 2022. Moreover, we will continue to enhance our methodology as needed in order to comply with regulatory and accounting requirements, keep pace with the size and complexity of our loan and lease portfolio, and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended September 30, 2021
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance	$12,075	$524	$3,072	$690	$60	$16,421
Charge-offs	—	—	(52)	(274)	—	(326)
Recoveries	(59)	—	11	170	—	122
(Benefit) provision	261	1	(930)	(1)	69	(600)
Ending balance	$12,277	$525	$2,101	$585	$129	$15,617

	Nine months ended September 30, 2021
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$11,766	$482	$4,721	$720	$49	$17,738
Charge-offs	(245)	(50)	(129)	(606)	—	(1,030)
Recoveries	590	—	203	566	—	1,359
(Benefit) provision	166	93	(2,694)	(95)	80	(2,450)
Ending balance	$12,277	$525	$2,101	$585	$129	$15,617
Reserves:
Specific	$419	$244	$382	$16	$—	$1,061
General	11,858	281	1,719	569	129	14,556
Ending balance	$12,277	$525	$2,101	$585	$129	$15,617
Loans evaluated for impairment:
Individually	$10,150	$471	$1,512	$163	$—	$12,296
Collectively	1,822,774	42,825	257,266	4,665	—	2,127,530
Ending balance	$1,832,924	$43,296	$258,778	$4,828	$—	$2,139,826

	Year ended December 31, 2020
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,635	193	2,685	1,278	132	$9,923
Charge-offs	—	—	(436)	(1,397)	—	(1,833)
Recoveries	87	—	129	882	—	1,098
Provision (benefit)	6,044	289	2,343	(43)	(83)	8,550
Ending balance	$11,766	$482	$4,721	$720	$49	$17,738
Reserves:
Specific	$525	$250	$202	$19	$—	$996
General	11,241	232	4,519	701	49	16,742
Ending balance	$11,766	$482	$4,721	$720	$49	$17,738
Loans evaluated for impairment:
Individually	$17,439	$250	$1,094	$197	$—	$18,980
Collectively	1,878,484	44,622	515,633	5,392	—	2,444,131
Ending balance	$1,895,923	$44,872	$516,727	$5,589	$—	$2,463,111
(1)	Includes mortgage warehouse lines.

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Nine months ended September 30, 2020
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$5,635	$193	$2,685	$1,278	$132	$9,923
Charge-offs	—	—	(419)	(1,137)	—	(1,556)
Recoveries	78	—	83	708	—	869
Provision (benefit)	5,047	283	1,133	(2)	(111)	6,350
Ending balance	$10,760	$476	$3,482	$847	$21	$15,586
Reserves:
Specific	$552	$250	$344	$88	$—	$1,234
General	10,208	226	3,138	759	21	14,352
Ending balance	$10,760	$476	$3,482	$847	$21	$15,586
Loans evaluated for impairment:
Individually	$13,150	$250	$1,239	$255	$—	$14,894
Collectively	1,810,731	45,532	503,501	5,642	—	2,365,406
Ending balance	$1,823,881	$45,782	$504,740	$5,897	$—	$2,380,300
(1)	Includes mortgage warehouse lines.

Note 12 – Long-Term Debt

Long-Term Debt

(dollars in thousands, unaudited)

	September 30, 2021		December 31, 2020
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
Fixed - floating rate subordinated debentures, due 2031 (1)	$50,000	$(779)	$—	$—
Total long-term debt	$50,000	$(779)	$—	$—
(1)	3.25% fixed rate for five years, then floating rate beginning October 1, 2026 at 253.5 basis points over 3-month term SOFR adjusted quarterly.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income, except for gains on the sale of OREO which is classified as noninterest expense. The following table presents the Company’s sources of noninterest income for the three- and nine-month periods ended September 30, 2021 and 2020. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,307	$1,160	$3,561	$3,785
Other service charges on deposits	1,879	1,790	5,116	4,967
Debit card interchange income	2,192	1,828	6,321	5,183
Loss on limited partnerships(1)	(144)	(716)	(391)	(1,031)
Dividends on equity investments(1)	187	190	543	524
Unrealized gains recognized on equity investments(1)	—	—	857	447
Net gains on sale of securities(1)	11	—	11	390
Other(1)	2,103	2,853	4,959	5,847
Total noninterest income	$7,535	$7,105	$20,977	$20,112

Noninterest expense
Salaries and employee benefits (1)	$10,618	$9,698	$32,194	$29,136
Occupancy expense (1)	2,359	2,559	7,472	7,390
(Gain) loss on sale of OREO	(26)	(12)	(141)	(10)
Other (1)	7,924	7,058	21,856	18,640
Total noninterest expense	$20,875	$19,303	$61,381	$55,156
Percentage of noninterest revenue not within scope of ASC 606.	28.63%	32.75%	28.50%	30.71%

(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

With regard to noninterest income associated with customer contracts, the Company has determined that transaction prices are fixed, and performance obligations are satisfied as services are rendered, thus there is little or no judgment involved in the timing of revenue recognition under contracts that are within the scope of ASC 606.

Note 14 – Subsequent Events

On October 21, 2021 the Board approved the 2021 Share Repurchase Plan which authorizes 1,000,000 shares of common stock for repurchase. In conjunction with this action, the Board terminated the current Share Repurchase Plan which authorized 500,000 shares of common stock for repurchase. There were 268,301 shares remaining for repurchase under the current Share Repurchase Plan. Those remaining shares were rolled into the 2021 Share Repurchase Plan, which are included in the 1,000,000 shares authorized for repurchase. The Company plans to commence repurchases of shares in the fourth quarter of 2021.

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933 (“1933 Act”), as amended and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”), as amended. Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements in order to encourage companies to provide prospective information about their financial performance as long as important factors that could cause actual results to differ significantly from projected results are identified with meaningful cautionary statements. Words such as “expects”, “anticipates”, “believes”, “projects”, “intends”, and “estimates” or variations of such words and similar expressions, as well as future or conditional verbs preceded by “will”, “would”, “should”, “could” or “may” are intended to identify forward-looking statements. These forward-looking statements are based on certain underlying assumptions and are not guarantees of future performance, as they could be impacted by several potential risks and developments that cannot be predicted with any degree of certainty.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	the risk of unfavorable economic conditions in the Company’s market areas;
●	risks associated with the current national emergency with respect to COVID-19 and its variants, including the impact that national, state, and local responses, including limitations on business and personal activity as well as any stimulus or relief efforts have on customers’ continued ability to repay loans or to resume normal payments following the end of COVID-19 related deferrals granted by the Bank;
●	the Company’s delayed implementation of CECL;
●	risks associated with fluctuations in interest rates or a sustained low interest rate environment;
●	liquidity risks, including the ability to effectively manage the additional liquidity from the significant increase in deposits during the COVID-19 pandemic including managing the potential loss of a portion of such deposits;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;
●	the Company’s ability to successfully deploy new technology;
●	the Company’s ability to receive regulatory approval for acquisitions or branch expansion while having a less than satisfactory rating under the Community Reinvestment Act;

●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the success of acquisitions or branch expansions, closures or consolidations; and
●	risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2021 compared to Third Quarter 2020

Third quarter 2021 net income was $10.6 million, or $0.69 per diluted share, compared to $10.4 million, or $0.68 per diluted share in the third quarter of 2020. The Company’s annualized return on average equity was 11.62% and annualized return on average assets was 1.26% for the quarter ended September 30, 2021, compared to 12.34% and 1.34%, respectively, for the same quarter in 2020. The primary drivers behind the variance in third quarter net income are as follows:

●	A $0.6 million negative provision for loan and lease losses as compared to a provision for loan and lease losses of $2.4 million in the same quarter in 2020. This favorable impact was attributed to continued improvements in the overall economy and lower uncertainty, a reduction in historical loss rates, a decline in specific reserves on impaired loans, net loan recoveries in 2021, and a change in the mix of loans, and lower outstanding balances of net loans and leases.
●	Net interest income decreased by $1.4 million mostly due to a 54 bps decline in the yield on earning assets and a shift in mix due to higher levels of average cash invested overnight with the Federal Reserve Bank and lower average loan balances.

●	Noninterest income increased $0.4 million or 6% primarily due to increases in checkcard interchange fees from increased usage.

●	Noninterest expense increased by $1.6 million, due mostly to a $0.9 million increase in salaries, a $0.4 million increase in deposit servicing costs, and a $0.5 million increase in legal expenses.

Year-to-Date Changes 2021 compared to First Nine-Months of 2020

Net income for the first nine months of 2021 was $33.4 million, or $2.17 per diluted share, compared to $26.5 million, or $1.73 per diluted share for the same period in 2020. The Company’s annualized return on average equity was 12.60% and annualized return on average assets was 1.36% for the nine months ended September 30, 2021, compared to a return on equity of 10.90% and return on assets of 1.26% for the nine months ended September 30, 2020. The primary drivers behind the variance in year-to-date net income are as follows:

●	A $2.5 million negative provision for loan and lease losses, relative to $6.4 million provision for loan and lease losses in the first nine months of 2020, for the same reasons outlined above in the quarterly comparison.
●	Net interest income increased by $6.5 million or 8% due mostly to higher average loan balances and a continued favorable deposit mix, partially offset by a lower net interest margin.

●	Noninterest income increased by $0.9 million, or 4%, due to checkcard interchange fees, increases in BOLI income, and increases in the fair market value of equity securities partially offset by the fact that the third quarter of 2020 had certain nonrecurring gains on the sales of investments, and other assets that did not reoccur in the third quarter of 2021.

●	Noninterest expense increased $6.2 million, or 11% due mostly to the increases in salary expense, data processing, checkcard processing costs, and professional services expense, including legal costs.

FINANCIAL CONDITION SUMMARY

September 30, 2021 relative to December 31, 2020

The Company’s assets totaled $3.4 billion at September 30, 2021 relative to $3.2 billion at December 31, 2020. The following provides a summary of key balance sheet changes during the first nine months of 2021:

●	Cash and due from banks increased $350.9 million, to $422.4 million during the first nine months of the year due mostly to higher deposit balances coupled with lower loan balances.

●	Investment securities increased 35% to $732.3 million from $544.0 million at December 31, 2020, primarily due to bond purchases.

●	Gross loans declined $323.3 million due predominantly to a $181.2 million decline in mortgage warehouse line utilization, a $63.0 million decline in real estate loans mostly due to lower commercial real estate and construction loan balances, and a $76.8 million decrease in commercial and industrial loans, which was mostly Small Business Administration Paycheck Protection Program (“SBA PPP”) loan forgiveness.

●	Deposits totaled $2.8 billion at September 30, 2021, representing a year-to-date increase of $196.0 million, or 7%. The growth in deposits came primarily from core transaction and savings accounts, while higher-cost time and wholesale brokered deposits decreased.

●	Long-term debt increased to $49.2 million from the issuance of $50 million in ten year 3.25% fixed to floating subordinated notes, net of issuance costs.

●	Total shareholders’ equity of $364.5 million at September 30, 2021 reflects an increase of $20.6 million, or 6%, relative to year-end 2020 due to additional capital from the $33.4 million addition of net income, a $3.4 million unfavorable swing in accumulated other comprehensive income/loss, stock options exercised, and restricted stock compensation, net of $9.8 million in dividends paid.

IMPACT OF CORONAVIRUS DISEASE 2019 (COVID-19) PANDEMIC ON THE COMPANY’S OPERATIONS

Overview

On January 31, 2020, the United States Department of Health and Human Services declared a public health emergency with respect to the Coronavirus Disease 2019 (COVID-19). Subsequent to this date, federal, state, and local governmental agencies, regulatory agencies, and the Federal Reserve Board took actions impacting the Company including these more significant items:

●	On March 3, 2020, the Federal Open Market Committee (FOMC) of the Federal Reserve Board lowered the federal funds rate by 50 basis points in its first emergency move since October 2008.
●	On March 4, 2020, the Governor of the state of California declared a state of emergency to help make additional resources available and formalize emergency actions to address COVID-19.
●	On March 6, 2020, the Federal Financial Institutions Examination Council (FFIEC) issued guidance to financial institutions reminding them to include pandemic planning in business continuity plans.
●	Starting on March 9, 2020, the Board of Governors of the Federal Reserve System, Consumer Financial Protection Bureau, Federal Deposit Insurance Corporation, National Credit Union Administration, Office of the Comptroller of the Currency, and Conference of State Bank Supervisors began issuing various Interagency Guidance Statements to encourage financial institutions to meet the financial needs of customers affected by the Coronavirus.
●	On March 11, 2020, the World Health Organization declared COVID-19 a pandemic.
●	On March 15, 2020, the FOMC of the Federal Reserve Board lowered the federal funds rate by 100 basis points in its second emergency move in two weeks, this time on a Sunday. In addition, the FOMC announced that it would let banks borrow from the discount window for up to 90 days, reduced the reserve requirement ratios to zero percent, united with five other central banks to ensure dollars are available via swap lines, and increased bond holdings by at least $700 billion.
●	Effective March 20, 2020, the state of California ordered the closure of all non-essential workplaces, restricting non-essential travel, and ordering a state-wide shelter-in-place order. This was followed by extensions of these orders in April and many local municipalities in which the Company operates issued orders mandating additional requirements to protect their citizens. Although many counties in California began phased reopening plans, due to recent increases in cases effective July 13, 2020, the Governor ordered that dine-in restaurants, wineries and tasting rooms, movie theaters, family entertainment centers, zoos and museums, and cardrooms immediately close all indoor operations. Effective August 31, 2020, a new simplified, four-tier guideline was implemented for counties to reopen. However, most counties remained in partially or fully closed states through

June 2021. On June 15, 2021, the state of California effectively removed most remaining restrictions for fully vaccinated individuals.
●	On March 22, 2020, the federal financial institution regulatory agencies (the agencies) issued guidance to financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (TDRs). The guidance was subsequently modified on April 7, 2020 to conform with Section 4013 of the Coronavirus Aid, Relief and Economic Security (CARES) Act. Further interagency guidance for financial institutions was issued in June, August, and September 2020.
●	On March 27, 2020, the CARES Act was enacted by Congress and signed into law by the President to address the impact of the COVID-19 on the economy. Among other things, the CARES Act provided banking institutions with the option of deferring the implementation of the Current Expected Credit Loss (“CECL”) accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-13 and related amendments, Financial Instruments – Credit Losses (Topic 326) until later in 2020; confirmed that certain loan modifications would not be treated as a TDR; authorized the Small Business Administration to create the Paycheck Protection Program (PPP) which allows banking institutions to offer a certain amount of forgivable loans to primarily assist with funding payroll for small businesses; and provides a temporary reduction to the minimum ratio under the Community Bank Leverage Ratio framework.
●	On December 21, 2020, the Consolidated Appropriation Act, 2021 was enacted by Congress and signed into law by the President on December 27, 2020. Among other things, this bill provided $600 per person (subject to income limits), included $284 billion in additional forgivable loans via the PPP, extended the suspension of TDR identification, and extended the temporary delay of the implementation of CECL through January 2022.
●	On March 10, 2021, the American Rescue Plan Act was enacted by Congress and signed into law by the President on March 11, 2021. Among other things, this bill provided an additional economic impact payment of $1,400 per-person (subject to income limits), and many other economic incentives and benefits to individuals, businesses, states, municipalities, and tribal governments.
●	In 2021, COVID-19 vaccinations began rolling out across the country and in California. In early April 2021, with over 20 million vaccines administered in California, a Blueprint for a Safer Economy was announced to fully reopen the California economy on June 15, 2021.
●	On June 15, 2021, the Governor of California terminated the executive orders that put into place the Stay Home Order and the Blueprint for a Safer Economy. He also phased out the vast majority of executive actions put in place since March 2020 as part of the pandemic response, leaving a subset of provisions that facilitate the ongoing recovery.
●	On September 9, 2021, President Biden announced as part of his six-pronged, comprehensive national strategy to combat COVID-19. The “Path out of the Pandemic” includes a rule requiring all employers with 100+ employees to ensure their workforce is fully vaccinated or require any workers who remain unvaccinated to produce a negative test result on at least a weekly basis before coming to work. This Emergency Temporary Standard is currently under White House review. It is anticipated that this rule will become effective in November 2021 with enforcement actions beginning around January 1, 2022. Fines for non-compliance are up to $14,000 per violation.

Impact of COVID-19 on the Company’s Operations

●	Starting in April 2020, the Company took actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA Paycheck Protection Program (PPP) loans. The Company had $10.4 million in classified assets at September 30, 2021, from loans modified under the CARES Act, as amended, that are either not expected to make all principal and interest payments in a timely manner, or will need further modifications or assistance. For further information on the principal and interest deferrals, please see the “Nonperforming Assets” section below.
●	The uncertainty of national and local economic conditions had an impact on our provision for loan and lease losses in 2020 and early 2021. The Company elected under Section 4014 of the CARES Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. In December 2020, the Consolidated Appropriations Act, 2021, extended the deferral of implementation of CECL from December 31, 2020, to the earlier of the first day of the fiscal year, beginning after the national emergency terminates or January 1, 2022. The Company’s decision to defer the adoption of CECL was done primarily to provide additional time to assess better the impact of the COVID-19 pandemic on the expected lifetime credit losses in our loan and lease portfolio. At the time the decision was made, there was a significant change in economic uncertainty on the local, regional, and national levels as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level.
●	The Company expects that net interest income will continue to be adversely impacted given pressure on the net interest margin as a result of the current interest rate environment. As described above, in March 2020, the FOMC cut short-term rates by 150 basis points to near zero. The uncertainty with COVID-19 and the lower targeted fed funds rates also impacted other rates including the Prime Rate and treasury yields, which the Company uses to price many of its loans. These lower rates impacted our net interest margin. Our net interest margin for the three months ended September 30, 2021, was 3.46%, compared to a net interest margin of 3.98% for the same period in 2020. Additional liquidity from significant deposit growth in 2021 coupled with lower loan balances has negatively impacted our net interest margin. This additional liquidity was mostly deployed in overnight funding resulting in $380.0 million in average overnight cash during the third quarter of 2021 and $256.0 in average balances for the year-to-date period ending September 30,2021. This overnight funding earned an average rate of 15 and 13 basis points, respectively, for the third quarter and nine-months ending September 30, 2021. In addition, investment yields have continued to decline given the overall rate environment in 2021. The overall impact of a lower net interest margin was more than offset by higher earning assets in 2021 as compared to 2020 for the year-to-date comparisons. However, for the third quarter of 2021 as compared to the same quarter in 2020, the $267.0 million increase in average interest earning balances did not fully offset the impact of the 54 bps decline in yield.
●	The COVID-19 pandemic has not adversely affected our capital or financial resources as of September 30, 2021. During the first nine months of 2021, total shareholders’ equity increased by $20.6 million, or 6%, to $364.5 million. The Company earned $33.4 million in net income in the first nine months of 2021, but had a $3.4 million decrease in accumulated other comprehensive income as a result of decreases in the value of our investment portfolio due to an uptick in interest rates. The Company also paid dividends of $9.8 million during the first nine months of 2021. On October 21, 2021, the Company declared a twenty-two cent per share dividend to be paid on November 11, 2021. Although presently not expected, if the Company were to incur significant credit losses as a result of COVID-19’s impact on our customers’ ability to repay loans, capital could be adversely impacted. With respect to liquidity, the Company maintains strong primary and secondary liquidity sources as further described under “Liquidity and Market Risk Management” below.
●	We do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet. Certain valuation assumptions and judgments continue to change to account for pandemic-related circumstances such as widening credit spreads. However, we do not anticipate any significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP. As of September 30, 2021, our goodwill was not impaired. The Company last performed an assessment of potential impairment to its goodwill at December 31, 2020 and concluded that it was not more likely than not that a goodwill impairment exists. The Company continues to monitor its goodwill recorded on the balance sheet for potential impairment and did not believe there was any event that would trigger a potential impairment in the first nine months of 2021. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. At September 30, 2021, we had goodwill of $27.4 million which represented 8% of total equity.

●	The Company continues to serve its customers. Several of our branch locations, were closed due to the pandemic, however all of our branch lobbies are now fully open, with the exception of five branch locations that the Company decided to permanently close in June 2021. This decision to close these branches was made as a result of a change in customer behaviors brought about by the COVID-19 pandemic along with an efficiency review. All of the five closed locations were located outside of Tulare County, the Bank’s primary market area. Many of our customers have found an added convenience and ease of transacting business through online and mobile banking services which precipitated our decision to close locations where in-person transaction volumes no longer warranted a traditional brick-and-mortar branch. Overall deposits at these five closed branches increased during the period of time from announcement to closure and consolidation into a nearby branch. The acceleration of amortization of leasehold improvements for these locations increased depreciation expense by $0.5 million year-to-date 2021. Most of the staff at these five locations were relocated to existing branches with position vacancies however, four individuals elected to leave the Company. It is projected that closing these five branch locations in June 2021 will result in annual noninterest expense savings of between $0.8 and $1.0 million.
●	All of our back office and corporate office staff have returned to normal work arrangements, although remote and hybrid work provisions are now defined as “normal” work arrangements for certain corporate and back office employees, depending on the nature of the position. In addition, none of our internal controls have changed or are expected to change as a result of these work arrangements other than the use of remote approvals.
●	To date, the Company did not experience any challenges in implementing its business continuity plans. The Company’s Risk Management team began preparing in early 2020, with ordering of supplies such as hand sanitizer, masks cleaning supplies, as well as laptops for those who did not have one. This enabled the Company to immediately communicate and implement plans to continue operations in our banking facilities while enabling those non-customer facing employees to immediately begin working remotely. The Company did not face any material resource constraints in implementing these plans.
●	As a financial institution providing essential services, the Company expects continued demand for loans and deposits, albeit at a much slower pace than in 2020. In addition, mortgage warehouse utilization that resulted from the low rate environment is expected to remain at a lower level than 2020. Further, it is expected that SBA PPP loans will continue to be forgiven, with most expected to be forgiven in 2021. In addition, it is expected that the Company’s strategic shift to focus more on loan categories other than non-owner occupied real estate will result in lower overall loan originations in 2021 than in 2020 and may not outpace overall paydowns or line utilization reductions in 2021.
●	The Company loosened its vacation and sick-time policies to accommodate our employees who were affected by COVID-19. The Company hired an additional 28 temporary employees throughout the pandemic related to higher demand for loan processing and forgiveness, and to provide enhanced customer service. Those temporary assignments ended in the second quarter of 2021, although many of those employees have been redeployed within other areas of the Company.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income decreased $1.4 million to $26.7 million, for the third quarter of 2021 over the third quarter of 2020 and increased $6.5 million, or 8% to $82.5 million for the first nine months of 2021 in comparison to the first nine months of 2020.

For the third quarter of 2021 as compared to the same quarter in 2020, average loan balances decreased $161.9 million, or 7%, primarily due to $144.6 million, or a 55% decrease in the utilization of mortgage warehouse lines, and a $86.4 million, or 38% decrease in commercial loans, from the forgiveness of SBA PPP loans. These decreases were partially offset by a $75.4 million increase in real estate loan balances, primarily from the purchase of $121.6 million in mortgage loan pools, later in the third quarter of 2021. The average yield on the overall loan portfolio increased 5 basis points, while there was a 2 bps favorable decrease in the cost of interest-bearing liabilities for the third quarter of 2021 as compared to the same quarter in 2020.

For the first nine months of 2021 as compared to the same period in 2020, average loan balances increased $254.3 million or 13%, primarily due to increases in real estate loans of $301.7 million or 20%. The increase in the aforementioned average loan balances were the major driver in the increase in net interest income with a 18 bps decrease in loan yield partially offsetting the increase in volume. There was a 17 bps favorable decrease in the yield on interest bearing liabilities driven by an increase in lower or no cost core deposits and a decrease in higher cost time deposits for the first nine months of 2021 as compared to the same period in 2020.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	September 30, 2021			September 30, 2020
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$379,597	$146	0.15%	$6,942	$2	0.11%
Taxable	389,524	1,679	1.71%	366,046	1,832	1.99%
Non-taxable	259,996	1,578	3.05%	227,283	1,467	3.25%
Total investments	1,029,117	3,403	1.47%	600,271	3,301	2.45%

Loans and leases:(3)
Real estate	1,775,611	20,805	4.65%	1,700,241	20,467	4.79%
Agricultural	43,243	410	3.76%	47,733	435	3.63%
Commercial	140,105	1,796	5.09%	226,511	2,485	4.36%
Consumer	4,862	205	16.73%	6,226	236	15.08%
Mortgage warehouse lines	118,036	982	3.30%	262,593	2,087	3.16%
Other	1,463	28	7.59%	1,868	32	6.82%
Total loans and leases	2,083,320	24,226	4.61%	2,245,172	25,742	4.56%
Total interest earning assets (4)	3,112,437	27,629	3.58%	2,845,443	29,043	4.12%
Other earning assets	15,713			13,190
Non-earning assets	212,116			215,819
Total assets	$3,340,266			$3,074,452

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$148,175	$86	0.23%	$140,634	$75	0.21%
NOW	605,620	115	0.08%	516,915	89	0.07%
Savings accounts	443,406	63	0.06%	354,331	51	0.06%
Money market	139,433	26	0.07%	126,567	28	0.09%
Certificates of deposit, under $100,000	70,260	47	0.27%	76,000	65	0.34%
Certificates of deposit, $100,000 or more	223,119	201	0.36%	352,171	318	0.36%
Brokered deposits	72,283	53	0.29%	29,696	15	0.20%
Total interest bearing deposits	1,702,296	591	0.14%	1,596,314	641	0.16%
Borrowed funds:
Federal funds purchased	166	—	0.00%	1,516	1	0.26%
Repurchase agreements	78,965	41	0.21%	39,268	40	0.41%
Short term borrowings	1	—	—	66,812	29	0.17%
Long-term debt	3,812	38	3.95%	—	—	—
Subordinated debentures	35,229	243	2.74%	35,052	258	2.93%
Total borrowed funds	118,173	322	1.08%	142,648	328	0.91%
Total interest bearing liabilities	1,785,240	913	0.20%	1,738,962	969	0.22%
Demand deposits - noninterest bearing	1,104,506			958,233
Other liabilities	53,134			43,521
Shareholders' equity	362,157			333,736
Total liabilities and shareholders' equity	$3,340,266			$3,074,452
Interest income/interest earning assets			3.58%			4.12%
Interest expense/interest earning assets			0.12%			0.14%
Net interest income and margin(5)		$26,716	3.46%		$28,074	3.98%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $1.0 million and $1.3 million for the quarters ended September 30, 2021 and 2020, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the nine months ended			For the nine months ended
	September 30, 2021			September 30, 2020
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$255,962	$250	0.13%	$32,332	$155	0.64%
Taxable	351,109	4,835	1.84%	392,617	6,542	2.23%
Non-taxable	241,866	4,539	3.18%	213,294	4,246	3.36%
Total investments	848,937	9,624	1.71%	638,243	10,943	2.53%

Loans and leases:(3)
Real estate	1,826,476	63,211	4.63%	1,524,821	57,544	5.04%
Agricultural	44,441	1,237	3.72%	48,022	1,470	4.09%
Commercial	165,916	6,371	5.13%	168,574	4,661	3.69%
Consumer	5,085	594	15.62%	6,822	831	16.27%
Mortgage warehouse lines	167,293	4,061	3.25%	204,839	4,884	3.18%
Other	1,503	81	7.21%	3,302	148	5.99%
Total loans and leases	2,210,714	75,555	4.57%	1,956,380	69,538	4.75%
Total interest earning assets (4)	3,059,651	85,179	3.77%	2,594,623	80,481	4.20%
Other earning assets	14,817			13,074
Non-earning assets	207,523			206,816
Total assets	$3,281,991			$2,814,513
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$147,000	$251	0.23%	$121,246	$209	0.23%
NOW	592,177	332	0.07%	485,176	295	0.08%
Savings accounts	419,861	175	0.06%	326,730	170	0.07%
Money market	138,408	86	0.08%	123,149	101	0.11%
Certificates of deposit, under $100,000	70,992	145	0.27%	78,239	270	0.46%
Certificates of deposit, $100,000 or more	276,261	653	0.32%	365,532	2,104	0.77%
Brokered deposits	88,132	176	0.27%	30,135	219	0.97%
Total interest bearing deposits	1,732,831	1,818	0.14%	1,530,207	3,368	0.29%
Borrowed funds:
Federal funds purchased	2,032	1	0.07%	511	1	0.26%
Repurchase agreements	61,103	124	0.27%	33,676	101	0.40%
Short term borrowings	4,846	2	0.06%	28,299	43	0.20%
Long-term debt	1,285	38	3.95%	—	—	—
Subordinated debentures	35,186	736	2.80%	35,008	965	3.68%
Total borrowed funds	104,452	901	1.15%	97,494	1,110	1.52%
Total interest bearing liabilities	1,802,097	2,719	0.20%	1,627,701	4,478	0.37%
Demand deposits - noninterest bearing	1,045,179			822,882
Other liabilities	45,191			39,646
Shareholders' equity	354,338			324,284
Total liabilities and shareholders' equity	$3,281,991			$2,814,513
Interest income/interest earning assets			3.77%			4.20%
Interest expense/interest earning assets			0.11%			0.23%
Net interest income and margin(5)		$82,460	3.66%		$76,003	3.97%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $3.4 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2021 over 2020			2021 over 2020
	Increase (decrease) due to			Increase (decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold/due from time	$107	$37	$144	$1,072	$(977)	$95
Taxable	118	(271)	(153)	(692)	(1,015)	(1,707)
Non-taxable	211	(100)	111	569	(276)	293
Total investments (1)	436	(334)	102	949	(2,268)	(1,319)
Loans and leases:
Real estate	907	(569)	338	11,384	(5,717)	5,667
Agricultural	(41)	16	(25)	(110)	(123)	(233)
Commercial	(948)	259	(689)	(73)	1,783	1,710
Consumer	(52)	21	(31)	(212)	(25)	(237)
Mortgage warehouse	(1,149)	44	(1,105)	(895)	72	(823)
Other	(7)	3	(4)	(81)	14	(67)
Total loans and leases (1)	(1,290)	(226)	(1,516)	10,013	(3,996)	6,017
Total interest earning assets (1)	$(854)	$(560)	$(1,414)	$10,962	$(6,264)	$4,698
Liabilities
Interest bearing deposits:
Demand deposits	$4	7	$11	$44	$(2)	$42
NOW	15	11	26	65	(28)	37
Savings accounts	13	(1)	12	48	(43)	5
Money market	3	(5)	(2)	13	(28)	(15)
Certificates of deposit, under $100,000	(5)	(13)	(18)	(25)	(100)	(125)
Certificates of deposit, $100,000 or more	(117)	—	(117)	(514)	(937)	(1,451)
Brokered deposits	22	16	38	421	(464)	(43)
Total interest bearing deposits (1)	(65)	15	(50)	52	(1,602)	(1,550)
Borrowed funds:
Federal funds purchased	(1)	—	(1)	3	(3)	—
Repurchase agreements	40	(39)	1	82	(59)	23
Short term borrowings	(29)	—	(29)	(36)	(5)	(41)
Long-term debt	—	38	38	—	38	38
Subordinated debt	1	(16)	(15)	5	(234)	(229)
Total borrowed funds (1)	11	(17)	(6)	54	(263)	(209)
Total interest bearing liabilities (1)	(54)	(2)	(56)	106	(1,865)	(1,759)
Net interest income (1)	$(800)	$(558)	$(1,358)	$10,856	$(4,399)	$6,457
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the third quarter of 2021 relative to the third quarter of 2020 was an unfavorable $0.8 million due to lower average balances of interest earning assets, resulting from a decrease in mortgage warehouse line utilization coupled with a decrease in commercial loans, mostly from the forgiveness of SBA PPP loans, partially offset by an increase in real estate loans. There was an unfavorable rate variance of $0.6 million for the comparative quarters since the weighted average yield on interest earning assets fell by 54 basis points and the weighted average cost of interest-bearing liabilities decreased by 2 basis points. The rate variance was negatively impacted by the following factors: high average balances of cash and due from banks earning on average 15 bps, new loans and investments having lower yields overall, including low-yielding 1-4 SFD mortgage loans and SBA PPP loans. These negative factors were slightly offset by an increase in lower costs of time-deposits and other interest-bearing liabilities. The average fees on the SBA PPP loans was approximately 5.5%. These fees, net of loan costs, are being accreted over the stated life of the loan (generally two years for PPP loans generated in 2020 and 5 years for PPP loans generated in 2021), net of loan costs. Our customers with an SBA PPP loan are generally eligible to apply for loan forgiveness after 24 weeks. After the 24-week covered period, PPP borrowers have ten months to apply for forgiveness. During this period, payments are not due on the loan. If a loan is forgiven, upon repayment of principal and interest by the SBA, any unaccreted fee income, net of unamortized costs, would be recognized as interest income at such time. The decrease in rate on interest earning assets was more than the net volume/rate decrease in interest bearing liabilities and resulted in an unfavorable $1.4 million net volume/rate difference. The Company’s net interest margin for the third quarter of 2021 was 3.46%, as compared to 3.98% for the third quarter of 2020.

The volume variance calculated for the first nine months of 2021 relative to the first nine months of 2020 reflects a favorable volume variance of $10.9 million and an unfavorable rate variance of $4.4 million, resulting from organic growth in commercial real estate loans. The growth in interest earning assets was partially offset by the 43 basis point decrease in yield while interest bearing liabilities increased $174.4 million with a 17 basis point drop in cost. Since the volume variances outweighed the declines in yield there was a favorable $6.5 million net volume/rate difference. The Company’s net interest margin for the first nine months of 2021 was 3.66%, as compared to 3.97% in the first nine months of 2020.

As described above, a lower rate environment precipitated by two interest rate cuts by the Federal Open Market Committee totaling 150 bps in March 2020 and other economic uncertainty negatively impacted our yield on existing adjustable and variable rate portfolio loans and created a lower initial interest rate for new loan volumes. At September 30, 2021, approximately 9% of our total portfolio, or $192.7 million, consists of variable rate loans. Of these variable rate loans, approximately $69.9 million have floors that limited the overall reduction in rates. At September 30, 2021, our outstanding fixed rate loans represented 22% of our loan portfolio. The remaining 69% of our loan portfolio at September 30, 2021 consists of adjustable-rate loans; 60% of these loans (approximately $883 million) will not begin adjusting for at least another 3 years, but up to 10 years. These loans are typically adjustable every five years after the initial adjustment. Approximately $54.3 million of these adjustable-rate loans have the ability to reprice next quarter.

Cash balances for the quarter and year to date comparisons continue to increase and have a negative impact on our net interest margin since cash balances earn considerably lower yields than other earning assets. Average cash and due from banks was $379.6 million, an increase of $372.7 million for the third quarter of 2021 as compared to the third quarter of 2020 and was $256.0 million, an increase of $223.6 million for the first nine months of 2021 as compared to the same period in 2020.

Overall average investment securities increased by $56.2 million for the third quarter of September 30, 2021 as compared to September 30, 2020 and decreased by $12.9 million for the first nine months of 2021 as compared to the same period in 2020. For the quarter ending September 30, 2021 over the same period for 2020, average non-taxable securities increased $32.7 million and taxable securities increased $23.5 million. For the first nine months of 2021 over the same period for 2020, average non-taxable securities increased $28.6 million and taxable securities decreased $41.5 million due mostly to prepayments on mortgage-backed securities. Partially offsetting the decrease to taxable securities were purchases of subordinated debentures of bank holding companies and collateralized loan obligations. The overall investment portfolio had a tax-equivalent yield of 2.44% at September 30, 2021, with an average life of 4.9 years.

Interest expense was $0.9 million in the third quarter of 2021, a decline of $0.1 million, or 6%, compared to the third quarter of 2020 and was $2.7 million in the first nine-months of 2021, a decline of $1.8 million or 39%. The decline in interest expense for both the quarter and the nine months is attributable to a favorable shift in deposit mix as average total time deposits declined by $134.8 million, or 31%, in the third quarter of 2021 as compared to the same quarter in 2020 and by $96.5 million, or 22% for the first nine months of 2021 as compared to the same period in 2020. The average cost of interest-bearing deposits declined by 2 basis points to 14 basis points for the third quarter of 2021 compared to the third quarter of 2020, and by 15 basis points to 14 basis points for the first nine-months of 2021 as compared to the same period in 2020. Non-interest bearing demand deposits increased $146.3 million or 15% for the third quarter of 2021 as compared to the third quarter of 2020 and increased $222.3 million or 27% for the first nine-months of 2021 as compared to the same period in 2020.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company recorded a net benefit related to loan and lease loss provision of $0.6 million in the third quarter of 2021 relative to a provision of $2.4 million in the third quarter of 2020, and a year-to-date net benefit for loan and lease loss provision of $2.5 million in 2021 as compared to $6.4 million loan and lease loss provision expense for the same period in 2020. The Company's $3.0 million, or 126%, favorable decline in provision for loan and lease losses in the third quarter of 2021 as compared to the third quarter of 2020, and the $8.8 million favorable decrease, or 139% in the first nine months of 2021 compared to the same period in 2020 is due mostly to lower historical loan loss rates, a decline in outstanding balances on loans, a change in the mix of loans, and net year-to-date 2021 recoveries of previously charged-off loan balances. During the first nine months of 2021, Management adjusted its qualitative risk factors under our current incurred loss model for improved economic conditions, improvements in the severity and volume of past due loans, and a reduction in the level of concentrations of credit in non-owner occupied real estate loans.

There was no provision for loan and lease losses, or related allowance for loan and leases losses, associated with the SBA PPP loans as those loans carry a full guarantee by the SBA, subject to the financial institution meetings its Bank Secrecy Act obligations and other diligence requirements in making such loans.

As described above, the Company was subject to the adoption in the first quarter of 2020 of the Current Expected Credit Loss ("CECL") accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326). Prior to the close of the first quarter of 2020, the Company elected under Section 4014 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. Later in 2020, the Consolidated Appropriations Act, 2021 extended the deferral of implementation of CECL to the earlier of the first day of the fiscal year, beginning after the national emergency terminates or January 1, 2022. The Company’s decision to defer the adoption of CECL was done primarily to provide additional time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. At the time the decision was made, there was a significant change in economic uncertainty on the local, regional, and national levels as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. Further, the Company has taken actions to serve our communities during the pandemic, including permitting short-term payment deferrals to current customers, as well as originating bridge loans and SBA PPP loans. Upon the adoption of CECL on January 1, 2022, the Company is expected to record the anticipated increase in the allowance for credit losses as an adjustment to equity, net of deferred taxes.

The Company has taken actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA PPP loans. As described below under Nonperforming Assets, since April 2020, the Company modified approximately $425.9 million of loans under either Section 4013 of the CARES Act or the April 7, 2020 Interagency statement that offered some practical expedients for loan modifications. These modifications generally provided for a six-month deferral of both interest and principal and the vast majority of the customers on deferral resumed making scheduled payments upon the expiration of the deferral. As of September, 30, 2021, the Company had $10.4 million in remaining loan modifications; all loans are fully secured by real estate. These deferrals had an impact on how the Company internally grades its loans and as such had an impact on the overall provision under the incurred loss method. The continued performance on these loans after the end of the deferral period could impact future provision.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded net charge-offs of $0.2 million in the third quarter of 2021 as compared to $0.3 million for the comparative period of 2020. For the first nine months of 2021, the Company recorded net recoveries of $0.3 million as compared to net charge-offs of $0.7 million for the same period of 2020.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three and nine month periods ended September 30, 2021 and 2020:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Noninterest income:	2021	2020	2021	2020
Service charges on deposit accounts	$3,186	$2,950	$8,677	$8,752
Other service charges and fees	2,900	2,511	8,511	7,418
Net gains on sale of securities available-for-sale	11	—	11	390
Bank-owned life insurance	1,048	1,310	2,445	1,997
Other	390	334	1,333	1,555
Total noninterest income	$7,535	$7,105	$20,977	$20,112
As a % of average interest earning assets (1)	0.96%	0.99%	0.92%	1.04%

Noninterest expense:
Salaries and employee benefits	$10,618	$9,698	$32,194	$29,136
Occupancy costs
Furniture & equipment	406	498	1,312	1,581
Premises	1,953	2,061	6,160	5,809
Advertising and marketing costs	370	324	982	1,350
Data processing costs	1,470	1,177	4,409	3,365
Deposit services costs	2,402	2,236	6,752	6,261
Loan services costs
Loan processing	109	289	343	652
Foreclosed assets	(19)	355	78	423
Other operating costs
Telephone & data communications	534	485	1,582	1,319
Postage & mail	60	90	253	264
Other	470	338	1,269	1,090
Professional services costs
Legal & accounting	966	317	2,091	1,002
Other professional service	1,320	1,223	3,219	2,171
Stationery & supply costs	107	95	259	341
Sundry & tellers	109	117	478	392
Total noninterest expense	$20,875	$19,303	$61,381	$55,156
As a % of average interest earning assets (1)	2.66%	2.70%	2.68%	2.85%
Efficiency ratio (2)(3)	59.75%	53.74%	58.30%	56.64%
(1)	Annualized
(2)	Tax equivalent
(3)	Noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest Income:

Total noninterest income reflects increases of $0.4 million, or 6%, for the quarter ended September 30, 2021 as compared to the same quarter in 2020, and $0.9 million, or 4% for the year-to-date period ended September 30, 2021 as compared to the same period in 2020.

Service charges on deposit accounts increased by $0.2 million or 8%, for the quarterly comparison and decreased $0.1 million or 1%, for the year-to-date comparison. The variances for both periods were due to increases and decreases, respectively in overdraft fees, due to volume fluctuations.

Other service charges and fees increased $0.4 million or 15% for the third quarter of 2021 and $1.1 million or 15% for the first nine months of 2021 as compared to the same period in 2020. For both the quarter and the year-to-date comparisons the positive variance was due to increased check-card interchange fees due to increased usage of customer debit cards.

The Company recognized a $0.4 million gain from the sale of debt securities in the second quarter of 2020. The same gain in 2021 was very minor, thus resulting in a negative variance of $0.4 million for the first nine months of 2021 as compared to the same period in 2020.

BOLI income decreased by $0.3 million as compared to the third quarter of 2021 and increased $0.4 million for the first nine months of 2021 as compared to the same period in 2020. These variances are due mostly to fluctuations in underlying values of assets in the specific account BOLI policies that are designed to have similar assets to those in the deferred compensation plans. Thus, the higher quarterly and year-to-date values in BOLI policies are offset by higher deferred compensation expense reflected primarily in director fees expense. At September 30, 2021, there was $44.0 million in BOLI policies and $11.0 million in separate account BOLI policies associated with the deferred compensation plans.

In the “other” category of noninterest income the Company reflected a $0.1 million increase in the third quarter of 2021 as compared to the third quarter of 2020 and a $0.2 million decrease in the first nine months of 2021 as compared to the same period in 2020. The quarterly comparison includes a $0.8 million non-recurring gain resulting from the wrap-up of a low-income housing tax credit fund investment in the third quarter of 2020, partially offset by a $0.6 million favorable change in costs of the same low-income housing tax credit fund investment. A recovery of legal expenses from a prior year for $0.2 million also was recorded in the third quarter of 2021. The year-to-date comparisons were impacted by a $0.6 million favorable variance in low-income housing tax credit fund investments offset by $1.5 million in non-recurring gains in the first nine months of 2020 from the wrap up of low-income housing tax credit fund investments. The year-to-date comparison was also favorably impacted by a $0.4 million increase in the valuation of the Company’s equity investment in Pacific Coast Bankers’ Bank.

Noninterest Expense:

Total noninterest expense increased by $1.6 million, or 8%, in the third quarter of 2021 relative to the third quarter of 2020, and by $6.2 million, or 11%, in the first nine months of 2021 as compared to the same period in 2020. Noninterest expense dropped to 2.66% of average earning assets in the third quarter of 2021 down from 2.70% for the third quarter of 2020 and was 2.67% of average earning assets for the first nine months of 2021 relative to 2.85% for the same period in 2020. The tax-equivalent efficiency ratio was 59.75% in the third quarter of 2021 as compared to 53.74% in the same quarter of 2020 and was 58.30% for the first nine months of 2021 as compared to 56.64% for the same period in 2020. The efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for loan losses and investment gains/losses are excluded from the equation. The Company continues to actively consider a wide variety of operational efficiency opportunities, and noninterest income enhancements, however challenges in net interest income from softening loan demand make it difficult to predict further improvements of the efficiency ratio.

Salaries and Benefits were $0.9 million, or 9%, higher in the third quarter of 2021 as compared to the third quarter of 2020 and $3.1 million, or 10%, higher for the first nine months of 2021 compared to the same period in 2020. Salary expense deferrals related to the decrease in loan originations were primarily responsible for the negative variance; there was a decrease in salary deferrals of $0.5 million for the quarterly comparison and $2.2 million for the year-to-date comparison. There were 482 full-time equivalent employees at September 30, 2021 as compared to 491 at September 30, 2020.

Occupancy expenses were $0.2 million lower for the third quarter of 2021 as compared to the same quarter in 2020 and $0.1 million higher for the first nine months of 2021 as compared to the same period in 2020. The primary reason for decrease in the quarterly comparison was the closure of five branch facilities earlier in the year, which included the early termination of two leases immediately. The acceleration of leasehold improvements was responsible for the slight increase in the year-to-date comparison.

Other noninterest expense increased $0.9 million, or 12% for the third quarter 2021 as compared to the third quarter in 2020, and increased $3.1 million, or 17% for the first nine months of 2021 as compared to the same period in 2020. The variance for the third quarter of 2021 compared to the same period in 2020 was primarily driven by an increase of $0.6 million in legal and accounting costs due mostly to an increase in litigation costs. Additionally, there were increases of $0.3 million in data processing costs resulting from increases in core banking system expenses, and $0.4 million in increase in checkcard processing costs due to higher debit card usage. These higher costs were partially offset by a $0.4 million decrease in foreclosed assets costs, due to the sale of all but two bank owned properties. For the year-over-year comparison the categories of increase were the same as with the quarterly comparison, along with a $0.3 million increase in FDIC assessments and a $0.3 million increase in deferred compensation expense for directors, which is linked to the changes in BOLI income.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 24.1% of pre-tax income in the third quarter of 2021 relative to 23.4% in the third quarter of 2020, and 25.0% of pre-tax income for the first nine months of 2021 relative to 23.5% for the same period in 2020. The increase in effective tax rate in the third quarter of 2021 is due to tax credits and tax-exempt income representing a smaller percentage of total taxable income.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $732.3 million, or 21% of total assets at September 30, 2021, and $544.0 million, or 17% of total assets at December 31, 2020. In addition, within the Cash and Due from Banks account on the balance sheet was $356.2 million of surplus interest earning balances in our Federal Reserve Bank account at September 30, 2021, as compared to $3.5 million at December 31, 2020. Surplus balances in our Federal Reserve Bank account and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.

The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for bonds in our investment portfolio was 4.9 years and their average effective duration was 3.2 years at September 30, 2021, up from an expected average life of 4.2 years and an average effective duration of 2.4 years at year-end 2020.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2021		December 31, 2020
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
U.S. government agencies	$1,644	$1,693	$1,725	$1,800
Mortgage-backed securities	320,919	327,645	304,108	314,435
State and political subdivisions	277,690	292,079	212,011	227,739
Corporate bonds	16,195	16,307	—	—
Collateralized loan obligations	94,591	94,588	—	—
Total securities	$711,039	$732,312	$517,844	$543,974

The net unrealized gain on our investment portfolio, or the amount by which aggregate fair market values exceeded amortized cost, was $21.3 million at September 30, 2021, a $4.9 million decrease relative to the net unrealized gain of $26.1 million at December 31, 2020. The change was caused by increased long-term market interest rates on fixed-rate bond values.

Municipal bond balances comprise 40% of our total securities portfolio (fair value) at September 30, 2021, and 42% at December 31, 2020. Municipal bonds purchased have strong underlying ratings, and we review all municipal bonds in our portfolio every quarter for potential impairment.

The corporate bonds purchased in 2021 are exclusively subordinated debentures of bank holding companies. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to quarterly potential impairment reviews.

The purchases of collateralized loan obligations (“CLOs”) in the third quarter of 2021 is were exclusively AAA and AA rated tranches. Each purchase is subject to a credit and structure review by the credit administration department prior to their purchase and are subject to quarterly potential impairment reviews. The AAA and AA-rated CLO purchases were primarily a balance sheet diversification strategy as management continues to utilize available liquidity. In addition to providing asset class diversification given the high level of real estate backed earning assets on the balance sheet, these floating rate CLOs are more asset sensitive which complements the longer-term fixed-rate earning assets.

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, customer repurchase agreements, and other purposes as required or permitted by law totaled $148.2 million at September 30, 2021 and $232.0 million at December 31, 2020, leaving $584.1 million in unpledged debt securities at September 30, 2021 and $312.0 million at December 31, 2020. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $43.2 million at September 30, 2021 and $52.9 million at December 31, 2020.

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

Loan and Lease Distribution

(dollars in thousands, unaudited)

	September 30, 2021	December 31, 2020
Real estate:
1-4 family residential construction	$34,720	$48,565
Other construction/land	25,512	71,980
1-4 family - closed-end	220,240	139,836
Equity lines	31,341	38,075
Multi-family residential	55,628	61,865
Commercial real estate - owner occupied	345,116	343,199
Commercial real estate - non-owner occupied	995,921	1,062,498
Farmland	124,446	129,905
Total real estate	1,832,924	1,895,923
Agricultural	43,296	44,872
Commercial and industrial	132,292	209,048
Mortgage warehouse lines	126,486	307,679
Consumer loans	4,828	5,589
Total loans and leases	$2,139,826	$2,463,111
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	1.62%	1.97%
Other construction/land	1.19%	2.92%
1-4 family - closed-end	10.29%	5.68%
Equity lines	1.46%	1.55%
Multi-family residential	2.60%	2.51%
Commercial real estate - owner occupied	16.13%	13.93%
Commercial real estate - non-owner occupied	46.54%	43.14%
Farmland	5.82%	5.27%
Total real estate	85.65%	76.97%
Agricultural	2.03%	1.82%
Commercial and industrial	6.18%	8.49%
Mortgage warehouse lines	5.91%	12.49%
Consumer loans	0.23%	0.23%
Total loans and leases	100.00%	100.00%

Gross loans and leases at $2.1 billion, reflected a decrease of $323.3 million, or 13%, at September 30, 2021 from $2.5 billion at December 31, 2020 due mostly to declines in commercial real estate and construction loan balances, outstanding balances on mortgage warehouse lines, as well as the forgiveness of SBA PPP loans.

Balances on mortgage warehouse lines were down $181.2 million or 59% during the first nine months of 2021. Mortgage warehouse utilization was 33% at September 30, 2021, as compared to 71% at December 31, 2020. Utilization of mortgage warehouse lines in the future could be impacted by fluctuations in interest rates, seasonality, and other factors affecting home purchasing or refinancing demand including economic uncertainty.

There was a net decrease of $63.0 million in real estate secured loans, primarily from construction and other commercial real estate loans as the Company strategically lowered its regulatory commercial real estate concentration ratio from 378% at December 31, 2020 to 308% at September 30, 2021, although it is expected to moderately increase this concentration ratio during the fourth quarter of 2021 and into 2022. At September 30, 2021 we have concluded that we have an acceptable and well-managed concentration in CRE lending as defined in the Interagency Guidance dated December 12, 2006. The overall decline in real estate secured loans during 2021 was partially offset by an increase of $80.4 million in 1-4 family residential real estate loans due to the $121.6 million purchase of high quality jumbo mortgage loans during the third quarter of 2021. These loan purchases were designed as a bridge to organic loan growth as the Bank’s core loan pipeline continues to improve and the hiring of one or more loan teams that is expected to occur during the fourth quarter of 2021. If successfully hired, the loan teams are anticipated to further diversify the loan portfolio by specializing in various categories of commercial and industrial loans.

The 37% decrease in Commercial and Industrial loans from $209.0 million at December 31, 2020 to $132.3 million at September 30, 2021 was primarily driven by loan forgiveness precipitated by the Company’s participation in the Small Business Administration’s PPP as authorized by the CARES Act. The Company began accepting and funding loans under this program in April 2020. There were 642 loans for $50.7 million outstanding at September 30, 2021, compared to 1,274 loans for $117.2 million at December 31, 2020. During the first nine months of 2021, the SBA forgave $117.9 million of PPP loans. The Company is working to buildout a more robust Commercial and Industrial loan origination group and platform, including small business loans, in order to complement its commitment to serving its commercial real estate customers.

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

Nonperforming assets and performing troubled debt restructurings

(dollars in thousands, unaudited)

	September 30, 2021	December 31, 2020	September 30, 2020
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$—	$—	$—
1-4 family - closed-end	1,418	1,193	975
Equity lines	1,962	2,403	1,537
Commercial real estate - owner occupied	1,251	1,678	2,364
Commercial real estate - non-owner occupied	—	582	602
Farmland	419	442	464
TOTAL REAL ESTATE	5,050	6,298	5,942
Agriculture	471	250	250
Commercial and industrial	1,245	1,026	988
Consumer loans	22	24	6
TOTAL NONPERFORMING LOANS	6,788	7,598	7,186

Foreclosed assets	93	971	2,970
Total nonperforming assets	$6,881	$8,569	$10,156
Performing TDRs (1)	$5,509	$11,382	$7,708
Nonperforming loans as a % of total gross loans and leases	0.32%	0.31%	0.30%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.32%	0.35%	0.43%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets decreased by $1.7 million, or 20%, to $6.9 million during the first nine months of 2021. The Company's ratio of nonperforming loans to gross loans increased to 0.32% at September 30, 2021 from 0.31% at December 31, 2020; this was due to a decrease in the gross loan and lease portfolio, since nonperforming loans decreased $0.8 million during the same period. All of the Company's impaired assets are periodically reviewed and are either well-reserved based on current loss expectations or are carried at the fair value of the underlying collateral, net of expected disposition costs.

As shown in the table, we also had $5.5 million in loans classified as performing TDRs on which we were still accruing interest as of September 30, 2021, a decrease of $5.9 million, or 52%, relative to December 31, 2020.

Foreclosed assets had a carrying value of $0.1 million at September 30, 2021 comprised of 2 properties classified as OREO as compared to 7 properties for $1.0 million at December 31, 2020. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $1.3 million in loans past due 30-59 days at September 30, 2021. This is a decrease of $0.8 million over the balance at December 31, 2020. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

As described above, the Company is providing loan modifications to certain customers and taking advantage of either Section 4013 of the CARES Act or the April 7, 2020 Interagency Statement, which provides that such modifications do not result in treatment of such loan as a TDR. Since April 2020, the Company modified approximately $426 million of its loans under this guidance. For the Company, these modifications typically provided a deferral of both principal and interest for 180 days. Interest continues to accrue during the deferral period. At the end of the deferral period, for term loans, payments will be applied to accrued interest first and after the accrued interest is paid in full, the loan will be re-amortized with the maturity extended. For lines of credit, the borrower must repay the accrued interest at the end of the deferral period or take out a second credit facility to repay the accrued interest. As of September 30, 2021, the Company had $10.4 million for one customer relationship remaining in loan modifications under Section 4013 of the CARES Act. The $10.4 million remaining on deferral is fully secured by real estate collateral. We monitor these loans during the deferral period and if circumstances change, we may downgrade the loan to a criticized asset. An additional modification, if necessary, could also result in the loan being treated as a TDR or classified asset. If some of the customers are not able to resume payments after the deferral period, it likely could result in higher classified and/or nonperforming assets, reversals of interest income, and/or higher charge-offs. At September 30, 2021, all of the $10.4 million in outstanding modifications already are internally graded as classified assets.

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

The Company’s allowance for loan and lease losses was $15.6 million at September 30, 2021, a decrease of $2.1 million, or 12%, relative to December 31, 2020 resulting from a $2.5 million loan loss benefit recorded during the first nine months of 2021, plus a $0.3 million in net recoveries during the same period. The loan loss benefit in the first nine months of 2021 was precipitated primarily by the decrease in loan balances, the impact of loan recoveries and improved historical loan loss rates.

No allowance for loan and lease losses was considered necessary for the SBA PPP loans as those loans carry a 100% guarantee under the “Paycheck Protection Program”, subject to certain diligence requirements by the issuing financial institution. For further information regarding the Company's decision to defer the implementation of CECL under Section 4014 of the CARES Act, as well as further detail on the decrease in the provision for loan and lease losses during the first nine months of 2021, please see the discussion above under Provision for Loan and Lease Losses.

The allowance for loan and lease losses was 0.73% of total loans at September 30, 2021, 0.72% at December 31, 2020 and 0.65% at September 30, 2020. The ratio of the allowance for loan and lease losses to nonperforming loans was 230.1% at September 30, 2021, relative to 233.5% at December 31, 2020 and 216.9% for September 30, 2020. Management's detailed analysis indicates that the Company's allowance for loan and lease losses should be sufficient to cover credit losses inherent in loan and lease balances outstanding as of September 30, 2021, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the allowance.

A separate allowance of $0.2 million for potential losses inherent in unused commitments is included in other liabilities at September 30, 2021, as compared to $0.3 million at December 31, 2020 and September 30, 2020.

The following table summarizes activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the year ended
	September 30,	September 30,	September 30,	September 30,	December 31,
Balances:	2021	2020	2021	2020	2020
Average gross loans and leases outstanding during period (1)	$2,083,320	$2,245,172	$2,210,714	$1,956,380	$2,068,690
Gross loans and leases outstanding at end of period	$2,139,826	$2,380,300	$2,139,826	$2,380,300	$2,463,111

Allowance for loan and lease losses:
Balance at beginning of period	$16,421	$13,560	$17,738	$9,923	$9,923
Provision charged to expense	(600)	2,350	(2,450)	6,350	8,550
Charge-offs
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	—	—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	—	12	—	—
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	233	—	—
Commercial real estate- non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate	—	—	245	—	—
Agricultural	—	—	50	—	—
Commercial and industrial	52	327	129	419	436
Consumer loans	274	234	606	1,137	1,397
Total	$326	$561	$1,030	$1,556	$1,833
Recoveries
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	1	328	35	40
1-4 family - closed-end	(84)	3	(78)	9	13
Equity lines	25	—	25	34	34
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	233	—	—
Commercial real estate- non-owner occupied	—	—	82	—	—
Farmland	—	—	—	—	—
Total real estate	(59)	4	590	78	87
Agricultural	—	—	—	—	—
Commercial and industrial	11	35	203	83	129
Consumer loans	170	198	566	708	882
Total	$122	$237	$1,359	$869	$1,098
Net loan (recoveries) charge offs	$204	$324	$(329)	$687	$735
Balance at end of period	$15,617	$15,586	$15,617	$15,586	$17,738

RATIOS
Net (recoveries) charge-offs to average loans and leases (annualized)	0.04%	0.06%	(0.02)%	0.05%	0.04%
Allowance for loan losses to gross loans and leases at end of period	0.73%	0.65%	0.73%	0.65%	0.72%
Allowance for loan losses to nonperforming loans	230.07%	216.89%	230.07%	216.89%	233.46%
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	1.31%	2.08%	(2.11)%	4.41%	4.14%
Net loan (recoveries) charge-offs to provision for loan losses	(34.00)%	13.79%	13.43%	10.82%	8.60%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s allowance for loan and lease losses at September 30, 2021 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $540.0 million at September 30, 2021 and $449.9 million at December 31, 2020, representing approximately 25% of gross loans outstanding at September 30, 2021 and 18% at December 31, 2020. The increase in unused commitments is due in large part to the increase in unfunded commitments on mortgage warehouse lines. The Company also had undrawn FHLB letters of credit issued to customers totaling $4.9 million at both September 30, 2021 and December 31, 2020. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $100 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain local agency deposits which totaled $76.2 million at September 30, 2021. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into investments or loans, subject to the bank’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $66.2 million at September 30, 2021 relative to $67.9 million at December 31, 2020.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.” Net premises and equipment decreased by $3.0 million during the first nine months of 2021, to $24.5 million. This decline was primarily a result of the closure of five branch locations in the second quarter of 2021. Goodwill was $27 million at September 30, 2021, unchanged during the first nine months of 2021. As mentioned above, the Company performed a qualitative assessment of goodwill impairment during the fourth quarter 2020 and determined that a quantitative analysis was not required. There have been no triggering events in the first nine months of 2021 that would require the Company to perform a Goodwill impairment test, however the Company will continue to monitor its Goodwill for potential impairment. Bank-owned life insurance, with a balance of $55.0 million at September 30, 2021, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	September 30, 2021	December 31, 2020
Noninterest bearing demand deposits	$1,111,411	$943,664
Interest bearing demand deposits	154,773	109,938
NOW	611,050	558,407
Savings	451,248	368,420
Money market	141,348	131,232
Time	290,816	412,945
Brokered deposits	60,000	100,000
Total deposits	$2,820,646	$2,624,606

Percentage of Total Deposits
Noninterest bearing demand deposits	39.40%	35.95%
Interest bearing demand deposits	5.49%	4.19%
NOW	21.66%	21.28%
Savings	16.00%	14.04%
Money market	5.01%	5.00%
Time	10.31%	15.73%
Brokered deposits	2.13%	3.81%
Total	100.00%	100.00%

Deposit balances reflect net growth of $196.0 million, or 7%, during the first nine months of 2021. Time deposits were $290.8 million at September 30, 2021 as compared to $412.9 million at December 31, 2020. Brokered deposits decreased $40.0 million at September 30, 2021 to $60.0 million as compared to $100.0 million at December 31, 2020. Time deposits declined $122.1 million for the first nine months of 2021 due mostly to the non-renewal of $120.0 million in public time deposits. Non-maturity deposit growth of $358.2 million for the first nine months of 2021 was primarily the result of increases in balances of existing customers as the total number of customers was relatively unchanged.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth. In particular, the Company’s ratio of noninterest-bearing deposits to total deposits was 39.4% at September 30, 2021 as compared to 36.0% at December 31, 2020.

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

Total non-deposit interest-bearing liabilities decreased by $40.1 million, or 18%, during the first nine months of 2021 primarily due to a decrease in federal funds purchased and borrowings from the FHLB. Repurchase agreements totaled $92.6 million at September 30, 2021 relative to a balance of $39.1 million at year-end 2020. Repurchase agreements represent “sweep accounts”, where certain customers have elected to have their commercial deposit balances above a specified threshold transferred at the close of each business day into non-deposit investments accounts. The balance in the investment account is used to have the customer purchase securities or a perfected interest in specifically identified pledged securities from the bank, which are then repurchased by the bank from the customer the next business day.

Long term debt increased to $49.2 million from the issuance of $50 million in 3.25% fixed – floating subordinated debt with a ten-year maturity in the third quarter of 2021. The Company’s Board approved a $25 million contribution of additional capital to the Bank in the fourth quarter of 2021. The Company plans to utilize the remainder of the funds for general corporate purposes, which may include repurchasing shares, among other things.

The Company had junior subordinated debentures totaling $35.3 million and $35.1 million at September 30, 2021 and December 31, 2020, respectively, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NONINTEREST BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $80.6 million at September 30, 2021 as compared to $35.1 million at December 31, 2020. The $45.5 million increase in the first nine months of 2021 was attributed to a forward settling investment securities accrual.

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

At September 30, 2021 and December 31, 2020, the Company had the following sources of primary and secondary liquidity ($ in thousands):

Primary and secondary liquidity sources	September 30, 2021	December 31, 2020
Cash and cash equivalents	$422,350	$71,417
Unpledged investment securities	584,066	311,983
Excess pledged securities	43,246	52,892
FHLB borrowing availability	773,125	535,404
Unsecured lines of credit	305,000	230,000
Funds available through fed discount window	61,867	58,127
Totals	$2,189,654	$1,259,823

In addition to the above sources, the Company could obtain brokered deposits, obtain deposits via deposit listing services, or offer higher rate time deposits within our market.

The significant increase in cash and cash equivalents during 2021 is due mostly to continued deposit growth coupled with decreases in loans, but partially offset by increases in investments. Utilization of this excess liquidity is expected to come from a combination of new loans, including loan purchases, and new investment purchases. In addition, it is possible that a portion of the deposits built-up during the COVID-19 pandemic could be withdrawn by customers. When looking to reduce these low-yielding cash balances with earning assets, management considers interest rate risk, including duration and extension risk; credit risk; and the liquidity risk of such alternative assets.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $100 million at September 30, 2021 and December 31, 2020. Other sources of liquidity include the brokered deposit market, deposit listing services, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs and that its liquidity has not been adversely impacted by COVID-19.

The Company’s net loans to assets and available investments to assets ratios were 62.08% and 28.57%, respectively, at September 30, 2021, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets, including ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at September 30, 2021. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations, however the holding company did raise $50 million in cash from the issuance of subordinated debt in the third quarter of 2021. As of September 30, 2021, the holding company maintained a cash balance of $53.7 million, but expects to contribute $25.0 million in capital to the Bank in the fourth quarter of 2021. Management anticipates that with the available cash on hand remaining after the capital infusion to the Bank, the holding company still has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 which was filed with the SEC.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least eight other interest rate scenarios in conducting our rolling 12-month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations considering economic conditions and expectations at the time. Given the current near zero interest rate environment it is unlikely that rates could decline much further beyond the downward shock of 100 basis points, therefore the downward shock scenarios of 200, 300, and 400 basis points are temporarily being suspended after concurrence by the Company’s Board of Directors. Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	September 30, 2021		September 30, 2020
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	16.1%	$17,379	(0.4)%	$(367)
+300	13.2%	$14,317	0.1%	$131
+200	9.8%	$10,592	0.7%	$677
+100	5.7%	$6,188	0.9%	$968
Base
-100	(11.0)%	$(11,936)	(5.8)%	$(5,948)

For the period ended September 30, 2021, management believes that the Company was asset sensitive, with net income increasing in a rising rate environment in all scenarios but declining considerably in the down shocks. For period ended September 30, 2020, management believed that the Company was generally asset sensitive, with overall sensitivity declining with larger rate shocks and declining overall in the down shock and up 400 basis point shock. The change in the magnitude of the Company’s asset sensitivity based on its interest rate risk model at September 30, 2021 as compared to September 30, 2020, is due mostly to the level of overnight cash held as an interest bearing deposit at the Federal Reserve Bank. At September 30, 2021, the Company had $356.2 million in overnight cash with the Federal Reserve Bank compared to $3.5 million at September 30, 2020. As this cash is held overnight, any change in interest rate in the model would increase the yield on such overnight cash immediately, therefore, increasing the Company’s asset sensitivity.

The simulation for the period ending September 30, 2021 indicates that the Company’s net interest income will increase over the next 12 months in a rising rate environment in all scenarios, but a continued drop in interest rates could have a substantial negative impact. As described above, the rate of increase is significantly greater than the September 30, 2020 scenario due to considerably more cash on hand, and to a lesser extent the impact of interest rate increases on loans with variable and adjustable-rate characteristics. In the up 400 basis point shock scenario, expected net interest income over the next twelve months increases $17.4 million, or 16%, to $125.5 million at September 30, 2021 compared to a 0.4% decrease or $0.4 million for the same period in 2020. The reason that the modeled asset level of asset sensitivity declined at September 30, 2020 with each increase in the parallel rate shock is because of the level of overnight borrowing at such date. With each subsequently larger rate shock, the cost of overnight borrowing increased more than the modeled increase in earning asset rates which caused the level of sensitivity to decline as the rate shocks increased in magnitude at September 30, 2020.

Over the next twelve months, surplus cash is projected to decline due to expected earning asset purchases and core loan growth as our pipelines begin to increase. Further, a portion of the significant increase in deposits during the COVID-19 pandemic could be withdrawn by customers. These expected changes in earnings assets, including overnight cash, are not modeled in the immediate rate shock model described above. Although the cost of interest-bearing liabilities will also increase in a rate shock, the deposit betas utilized in the interest rate model mitigate the magnitude of a deposit rate increase.

If there was an immediate downward adjustment, it is anticipated that interest income would decline. The reason for the drop in net interest income is because most deposit products are at or below their modeled floors of 0.10% and cannot be re-priced lower, while non-floored interest earning assets such as loans and securities can theoretically still be re-priced lower in a falling rate environment. Due to the historically low current rate environment, we view any material interest rate reductions as unlikely in the near term. However, the potential percentage drop in net interest income in the “down 100 basis points” interest rate scenario exceeds our internal policy guidelines and we will continue to monitor our interest rate risk profile and implement remedial changes if deemed appropriate.

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

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank where we model the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When a static balance sheet and a stable interest rate environment are assumed, projected annual net interest income is $13.4 million lower than in our standard simulation.

The modeled economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time, as is evident in the tables below for the periods ending September 30, 2021 and 2020, respectively, as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

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

Our EVE increased in the past twelve months due to asset and deposit growth. The tables below show estimated changes in the Company’s EVE as modeled under different interest rate scenarios relative to a base case of current interest rates:

	September 30, 2021		September 30, 2020
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	38.1%	$218,354	33.5%	$175,998
+300	35.7%	$204,153	30.1%	$158,018
+200	29.9%	$171,390	24.2%	$127,038
+100	17.6%	$100,607	14.4%	$75,619
Base
-100	(23.1)%	$(132,270)	(7.9)%	$(41,602)

The table shows that our EVE is modeled to deteriorate in moderate declining rate scenarios but should benefit from a parallel shift upward in the yield curve. The rate of increase in EVE accelerates the higher interest rates rise. This increase in sensitivity is caused by the increase in gross deposits, namely, an increase in noninterest bearing deposits. We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of adverse movement in loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased. Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $364.5 million at September 30, 2021, comprised of $114.1 million in common stock, $3.7 million in additional paid-in capital, $231.7 million in retained earnings, and accumulated other comprehensive income of $15.0 million. At the end of 2020, total shareholders’ equity was $343.9 million. The increase during the first nine months of 2021 is due to the addition of capital from net income, stock options exercised and restricted stock accrued. These positive changes were partially offset by a $3.4 million unfavorable swing in accumulated other comprehensive income, net and the impact of cash dividends paid. The Company approved a new share repurchase program (the 2021 Share Repurchase Plan) on October 21, 2021 and authorized one million shares to be repurchased under this plan. The previous 2003 Share Repurchase Plan was cancelled and the 268,301 shares remaining in that plan were incorporated into the 2021 Share Repurchase Plan. No shares have been repurchased year-to-date under either plan.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	September 30,	December 31,	to be	Community Bank
	2021	2020	Well Capitalized (2)	Leverage Ratio (1) (3)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	10.66%	10.12%	5.00%	8.50%
(1)	The minimum required Community Bank Leverage Ratio is 9.00%, but the CARES Act temporarily lowers this to 8.5% as described below.
(2)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(3)	If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.

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

The final rule became effective January 1, 2020 and banks that meet the qualifying criteria can elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The CARES Act reduced the required community bank leverage ratio to 8% until the earlier of December 31, 2020, or the national emergency is declared over. Beginning in 2021 the CBLR was increased to 8.5% for the calendar year with the CBLR increasing to 9% on January 1, 2022. The federal bank regulatory agencies adopted an interim final rule to implement this change from the CARES Act. At September 30, 2021, the Company and the Bank met the criteria outlined in the final rule and the interim final rule and elected to measure capital adequacy under the CBLR framework.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first nine months of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal proceedings in various points of the legal process arising from transactions conducted in the ordinary course of business. In the opinion of Management, in consultation with legal counsel, it is not probable that current legal actions will results in an unfavorable outcome that has a material adverse effect on the Company’s consolidated financial condition, results of operations. Comprehensive income, or cash flows. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income, or cash flows.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2020.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In October 2021 the Board approved the 2021 Share Repurchase Plan by authorizing 1,000,000 shares of common stock for repurchase. In conjunction with this action, the Board terminated the current Share Repurchase Plan which authorized 500,000 shares of common stock for repurchase. There were 268,301 shares remaining for repurchase under the current Share Repurchase Plan. Those remaining shares were rolled into the 2021 Share Repurchase Plan. There have been no stock repurchase transactions since March 2020, however under the new 2021 Share Repurchase Plan the Company plans to commence repurchases of shares in the fourth quarter of 2021.

The following table provides information concerning the Company’s stock repurchase transactions during the third quarter of 2021:

Stock Repurchases
		July 31, 2021	August 31, 2021		September 30, 2021
Total shares repurchased (1)		—	12,122		—
Average per share price	$	N/A	$24.12	$	N/A
Number of shares purchased as part of a publicly announced plan or program		—	—		—
Maximum number of shares remaining for purchase under a plan or program		268,301	268,301		268,301
(1)	These shares relate to the net settlement by employees related to vested, restricted stock awards and do not impact the 268,301 shares available for repurchase under the current repurchase plan. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (5)*
10.2	Split Dollar Agreement for Kenneth R. Taylor (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.6	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.7	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.8	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.9	2007 Stock Incentive Plan (9)
10.10	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.11	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.12	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)*
10.13	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)*
10.14	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (12)*
10.15	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (13)
10.16	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (13)
10.17	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (13)
10.18	2017 Stock Incentive Plan (14)*
10.19	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (15)*
10.20	Employment agreement dated as of March 15, 2019 for Matthew Macia, Chief Risk Officer (16)*
10.21	Employment agreement dated as of November 15, 2019 for Christopher Treece, Chief Financial Officer (17)*
10.22	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, Chief Administrative Officer (18)*
10.23	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (19)*
10.24	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (20)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021 and incorporated herein by reference.
(5)	Filed as Exhibit 10.5 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(12)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(13)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(15)	Filed as Exhibits 99.1 through 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(16)	Filed as Exhibit 99.2 to the Form 8-K filed with the SEC on March 18, 2019 and incorporated by reference.
(17)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(18)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.
(19)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(20)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 4, 2021	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

November 4, 2021	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

November 4, 2021	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer