Form 10-K
period 2021-12-31
SIERRA BANCORP
filed 2022-03-10
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $358 million, based on the closing price reported to the registrant on that date of $25.45 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of March 1, 2022 was 15,254,467.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1.       BUSINESS

General

The Company

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of December 31, 2021, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise. At December 31, 2021, the Company had consolidated assets of $3.4 billion (including gross loans of $2.0 billion), liabilities totaling $3.0 billion (including deposits of $2.8 billion), and shareholders’ equity of $362.0 million. The Company’s liabilities include $35.3 million in debt obligations due to its trust subsidiaries, related to TRUPS issued by those entities.

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

Our recent business activity included the establishment of a Sacramento-area loan production office in January 2020, and the closure of five branches in June 2021. The Bank now maintains administrative offices, a loan production office, and operates 35 full-service branches in the following California locations:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue
Bakersfield:	Bakersfield California Office 4456 California Ave	Bakersfield Riverlakes Office 4060 Coffee Road	Bakersfield Ming Office 8500 Ming Avenue
Bakersfield East Hills Office 2501 Mt. Vernon Avenue
California City:	California City Office 8031 California City Blvd.
Clovis:	Clovis Office 1835 East Shaw Avenue
Delano:	Delano Office 1126 Main Street

Dinuba:	Dinuba Office 401 East Tulare Street
Exeter:	Exeter Office 1103 West Visalia Road
Farmersville:	Farmersville Office 400 West Visalia Road
Fillmore:	Fillmore Office 527 Sespe Avenue
Fresno:	Fresno Palm Office 7391 North Palm Avenue	Fresno Shaw Office 636 East Shaw Avenue	Fresno Sunnyside Office 5775 E. Kings Canyon Rd.
Hanford:	Hanford Office 427 West Lacey Boulevard
Lindsay:	Lindsay Office 142 South Mirage Avenue
Lompoc:	Lompoc Office 705 West Central Avenue
Ojai:	Ojai Office 402 West Ojai Avenue
Paso Robles:	Paso Robles Office 1207 Spring Street
Pismo Beach:	Pismo Beach Office 1401 Dolliver Street
Roseville:	Loan Production Office 915 Highland Point Dr., Ste. 160
Reedley:	Reedley Office 1095 West Manning Ave.
San Luis Obispo:	San Luis Obispo Office 500 Marsh Street
Santa Barbara:	Santa Barbara Office 21 East Carrillo Street
Santa Paula:	Santa Paula Office 901 East Main Street
Selma:	Selma Office 2450 McCall Avenue
Tehachapi:	Tehachapi Downtown Office 224 West “F” Street
Three Rivers:	Three Rivers Office 40884 Sierra Drive

Tulare:	Tulare Office 246 East Tulare Avenue	Tulare Prosperity Office 1430 East Prosperity Avenue
Ventura:	Ventura Office 89 South California Street
Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street
Woodlake:	Woodlake Office 232 N. Valencia Boulevard

Complementing the Bank’s stand-alone offices are specialized lending units which include our Agricultural, SBA and Mortgage Warehouse lending divisions. We also have ATMs at all but one of our branch locations and nine non-branch locations. Furthermore, the Bank is a member of the Allpoint network, which provides our deposit customers with surcharge-free access to over 55,000 ATMs across the United States, Puerto Rico, Mexico, Canada, Australia and the United Kingdom, and customers have access to electronic point-of-sale payment alternatives nationwide via the Pulse network. To ensure that account access preferences are addressed for all customers, we provide the following options: an internet branch which provides the ability to open deposit accounts online; an online banking option with bill-pay and mobile banking capabilities, including mobile check deposit; online lending solutions for consumers and small businesses; a customer service center that is accessible by toll-free telephone during business hours; and an automated telephone banking system that is generally accessible 24 hours a day, seven days a week. We offer a variety of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and payroll services for business customers.

Our chief products and services relate to extending loans and accepting deposits. Our lending activities cover real estate, commercial (including small business), mortgage warehouse, agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial real estate, which includes both owner-occupied and non-owner occupied properties including office, retail, and hotel/motels, but we also offer commercial construction loans, multifamily and agricultural credit facilities among other types of real estate loans. As noted above, gross loans totaled $2.0 billion at December 31, 2021, and the percentage of our total loan and lease portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (87.0%); (ii) agricultural production loans (1.7%); (iii) commercial and industrial loans and leases, including SBA loans and Paycheck Protection Program (PPP) loans (5.5%); (iv) mortgage warehouse loans (5.1%); and (v) consumer loans (0.2%). Interest, fees, and other income on real-estate secured loans, which is by far the largest segment of our portfolio, totaled $84.1 million, or 61% of net interest plus other income in 2021, and $79.2 million, or 60% of net interest plus other income in 2020.

In addition to loans, we offer a wide range of deposit products and services for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. We attract deposits throughout our market area via referrals from existing customers, direct-mail campaigns, a customer-oriented product mix, and competitive pricing, and by offering convenient locations, drive-through banking, and various other delivery channels. We strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2021, the Company had 123,200 deposit accounts which remained relatively flat with the number of accounts held at December 31, 2020. Although the number of accounts remained the same, total deposits were $2.8 billion at December 31, 2021, as compared to $2.6 billion at December 31, 2020.

Our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and enable us to improve our competitive position with the development of new products and services. The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty. We hold no patents or licenses (other than licenses required by bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley, but as our branch network has expanded to include more metropolitan areas, we have become less reliant on the agriculture-related base. We are not dependent on a single customer or group of related customers for a material portion of our core deposits. Furthermore, loan categories that could be considered to be concentrations include commercial real estate loans (67.1%); with the most concentrated segments in office space (14.8%), retail (12.8%) and loans in the hotel industry (9%).

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

Competition

The banking business in California is generally highly competitive, including in our market areas. Continued consolidation within the banking industry has heightened competition in recent periods, including many bank transactions within our market in 2021. There are also a number of unregulated companies competing for business in our markets, with financial products targeted at profitable customer segments. Many of those companies are able to compete across geographic boundaries and provide meaningful alternatives to banking products and services. These competitive trends are likely to continue.

With respect to commercial bank competitors, our business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. Based on June 30, 2021, FDIC combined market share data for the 29 cities within which the Company currently maintains branches, the largest portion of deposits belongs to Wells Fargo Bank with (22.2%) of total combined deposits, followed by Bank of America (16.8%), JPMorgan Chase (12.7%), and Union Bank (7.3%). Bank of the Sierra ranks fifth on the 2021 market share list with 4.7% of total deposits.

In Tulare County, however, where the Bank was originally formed, we rank first for deposit market share with 18.9% of total deposits at June 30, 2021 and had the largest number of branch locations (13, including our online branch). The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not provide directly but may offer indirectly through correspondent institutions, and by virtue of their greater capitalization those banks have legal lending limits that are substantially higher than ours. For loan customers whose needs exceed our legal lending limits, we may arrange for the sale, or participation, of some of the balances to financial institutions that are not within our geographic footprint.

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

Human Capital

As of December 31, 2021, the Company had 435 full-time and 57 part-time employees. On a full-time equivalent (“FTE”) basis staffing stood at 480 at December 31, 2021, down from 501 FTE employees at December 31, 2020.

At December 31, 2021, the population of our workforce was as follows:

Gender	% of Total
Women	76%
Men	24%

Ethnicity	% of Total
Asian	4%
Black or African American	1%
Hispanic or Latino	49%
Native Hawaiian or Other Pacific Islander	1%
Two or more races	5%
White	40%

The Company recognizes that a diverse workforce brings fresh perspectives that can help strengthen and improve how we serve our communities.

In response to the COVID-19 pandemic, in 2020 the Company established remote work arrangements with staff in an effort to consider the health and safety of its employees. At December 31, 2021, the Company had 132 employees working remotely. The Company is monitoring the current environment surrounding the pandemic and is evaluating all remote and hybrid work arrangements. It is anticipated that certain positions may continue with a remote or hybrid work arrangement once the pandemic is over due to efficiencies gained from such arrangements. There were no known adverse effects on financial reporting systems, internal controls over financial reporting and disclosure control and procedures from the remote work arrangements. No employees were terminated or suspended due directly to the COVID-19 pandemic.

The Company has long been committed to comprehensive and competitive compensation and benefits programs as the Company recognizes that it operates in intensely competitive environments for talent. On January 1, 2022, the Company increased its minimum wage to $20 per hour in an effort to attract and retain skilled and highly trained employees. Community banking is often considered a relationship banking model rather than a purely transactional banking model. The Company’s employees are critical to the Company’s ability to develop and grow relationships with its clients. Recruiting talent within the Company’s footprint has always been a fundamental strategy whenever possible and is facilitated by actively participating in and holding community job fairs.  Furthering the Company’s philosophy to attract and retain a pool of talented and motivated employees who will continue to advance the purpose and contribute to the Company’s overall success, compensation and benefits programs include: an equity-based compensation plan, health/dental/vision insurances, supplemental insurance, life insurance, 401(K) plan, benefits under the Family Medical Leave Act, workers’ compensation, paid vacation and sick days, holiday pay, training/education, leave for bereavement, military service and jury duty.

The Company invests in its employees’ future by sponsoring and prioritizing continued education throughout its employee ranks. The Company encourages and requires certain of its employees to participate in educational activities and training curriculum, which improve or maintain their skills in their current position, as well as to enhance future opportunities at the Company. The Company's employees are notified periodically of available internal course offerings and educational seminars run by outside parties, including but not limited to the American Bankers Association and Bankers Compliance

Group. Employees are also encouraged to continue their higher education at accredited colleges and universities and may receive assistance from the Company for their participation.

In order to develop a workforce that aligns with the Company’s corporate values, it regularly sponsors local community events so that its employees can better integrate themselves in communities. The Company believes that employees’ well-being and personal and professional development is fostered by outreach to the communities it serves. The Company’s employees’ desire for active community involvement enables the Company to sponsor a number of local community events and initiatives, including food drives for local food pantries during the COVID-19 pandemic.

Website Access

Copies of our Annual Report on 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (www.sierrabancorp.com) as soon as reasonably practicable after we have filed the material with, or furnished it to, the United States Securities and Exchange Commission (“SEC”). Copies can also be obtained by accessing the SEC’s website (www.sec.gov).

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

Our Common Equity Tier 1 capital includes common stock, additional paid-in capital, and retained earnings, less the following: disallowed goodwill and intangibles, disallowed deferred tax assets, and any insufficient additional capital to cover the deductions.  The Company has elected to exclude accumulated other comprehensive income (“AOCI”) from regulatory capital. In addition, all of the Company’s trust preferred securities qualify for treatment as Tier 1 Capital, subject to a limit of 25% of Tier 1 capital.

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

Based on our capital levels at December 31, 2021 and 2020, the Company and the Bank met all capital adequacy requirements to which they are subject, including utilizing the Capital Simplification for Qualifying Community Bank

Organization as applicable. For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total RBC Ratio of 10%; Tier 1 RBC Ratio of 8%; Common Equity Tier 1 RBC Ratio of 6.5%; and Leverage Ratio of 5%); “adequately capitalized” (Total RBC Ratio of 8%; Tier 1 RBC Ratio of 6%; Common Equity Tier 1 RBC Ratio of 4.5%; and Leverage Ratio of 4%); “undercapitalized” (Total RBC Ratio of less than 8%; Tier 1 RBC Ratio of less than 6%; Common Equity Tier 1 RBC Ratio of less than 4.5%; or Leverage Ratio of less than 4%); “significantly undercapitalized” (Total RBC Ratio of less than 6%; Tier 1 RBC Ratio of less than 4%; Common Equity Tier 1 RBC Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than or equal to 2%). A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice merits a downgrade, but no bank may be treated as “critically undercapitalized” unless its actual tangible equity to assets ratio warrants such treatment. As of December 31, 2021 and 2020, both the Company and the Bank qualified as well capitalized for regulatory capital purposes, including utilizing the Capital Simplification for Qualifying Community Bank Organization, as applicable.

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

Deposit Insurance

The Bank’s deposits are insured up to maximum applicable limits under the Federal Deposit Insurance Act (generally $250,000 per depositor), and the Bank is subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (the “DIF”). In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act. In August 2016 the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016 and assessment rates for most institutions were adjusted downward, but institutions with $10 billion or more in assets were assessed a quarterly surcharge which will continue until the reserve ratio reaches the statutory minimum of 1.35%. Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. On September 30, 2018, the DIF ratio reached 1.36%. Because the ratio exceeded 1.35%, two deposit insurance assessment changes occurred under FDIC regulations: surcharges on large banks (total consolidated assets of $10 billion or more) ended, with the last surcharge on large banks being collected on December 28, 2018; and, banks with total consolidated assets of less than $10 billion were awarded credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15 % to 1.35%, to be applied when the reserve ratio is at least 1.38 percent. Bank of the Sierra received credits to reduce our FDIC assessments.

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

On September 21, 2020, the FDIC issued an advance notice of proposed rulemaking on updating the agency’s three-decade-old CRA regulations. The objectives of the new rules include, more effectively meeting the needs of low-to-moderate-income communities and address disparities in credit access, increasing the clarity consistency and transparency of supervisory expectations and standards regarding where activities are assessed, which activities qualify and how eligible activities are assessed, while minimizing data collection burden, tailoring CRA supervision based on size, business model, local market conditions, etc., updating standards to reflect changes in banking over time, including the increased use of mobile and internet delivery channels, promoting community engagement, strengthening the special treatment of minority depository institutions, and recognizing that CRA and fair lending responsibilities are mutually reinforcing. The Company is monitoring this proposal so that our CRA efforts are in compliance with any changes to the old rules once implemented. The FDIC never finalized the proposed rule, but it is anticipated that there will be inter-agency action on a proposed and final rule related to CRA soon.

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

Effective January 2020, the California Consumer Privacy Act (“CCPA”) added required notice about personal information we collect, use, share, and disclose for business purposes. The CCPA provides California residents rights regarding their personal information specifically related to exercising access, data portability and deletion rights. There are also California breach notification and disclosure requirements.

On November 23, 2021, the federal banking agencies issued a final rule requiring banking organizations that experience a computer-security incident to notify its primary Federal regulator of the occurrence of an event that rises to the level of a “notification incident.” Generally, a notification incident occurs when a banking organization has suffered a computer-security incident that has a reasonable likelihood of materially disrupting or degrading the banking organization or its operations. The rule requires an affected banking organization to notify its primary Federal regulator as soon as possible and no later than 36 hours after the banking organization has determined that a notification incident has occurred. The rule also requires bank service providers to notify each affected banking organization if that bank service provider experiences a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. The rule becomes effective on April 1, 2022, with a compliance date of May 1, 2022.

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve’s Regulation E, governs transfers initiated through automated teller machines (“ATMs”), point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions unless the customer affirmatively opts into the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check automated clearinghouse (“ACH”) and recurring debit card transactions. Additionally, in November 2010 the FDIC issued its Overdraft Guidance on automated overdraft service programs, to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations. The Company continuously evaluates its overdraft practices and monitors potential legislative and regulatory changes to overdraft rules.

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

The Bank continues to be subject to numerous other federal and state consumer protection laws that extensively govern its relationship with its customers. Those laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act, the Americans With Disabilities Act, and respective state-law counterparts to these laws, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other laws require disclosures including the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and otherwise subject the Company to substantial regulatory oversight.

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

Commercial Real Estate Lending Concentrations

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The guidelines, as amended, are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines, as amended, establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of Tier 1 risk-based capital plus allowance for loan and lease losses; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of Tier 1 risk-based capital plus allowance for loan and lease losses, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period.  At December 31, 2021, the Bank’s total construction, land development and other land loans represented 12% of Tier 1 risk-based capital plus allowance for loan and lease losses.  At December 31, 2021, the Bank’s total CRE loans as defined in the regulatory guidelines represented 249% of Tier 1 risk-based capital plus allowance for loan and lease losses, and the Bank’s CRE loan portfolio has increased by more than 50% during the prior 36 month period.  The Bank and its board of directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the risk management of CRE under the guidelines.

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

California’s San Joaquin Valley, where the Company is headquartered and has many of its branch locations, has been particularly hard hit by the COVID-19 pandemic and its effect on the economy. Unemployment levels have historically been elevated in the San Joaquin Valley, including Tulare County which is the Company’s geographic center, but recessionary conditions, precipitated by the COVID-19 Great Lockdown, pushed unemployment rates to exceptionally high levels in 2020. The highest unemployment rate for Tulare County pre-pandemic was 19.3% in March 2010; the unemployment rate reached that same high of 19.3% again in April 2020. The Tulare County unemployment rate declined to 8.4% by December 2021, an uptick from the 8.2% unemployment rate for November 2021, which was the lowest unemployment point of 2021. In addition, as discussed below in connection with challenges facing the agricultural industry, the persistence of a California drought could have a significant negative impact on unemployment rates in our market areas. Furthermore, although oil prices have recently been experiencing record highs, a drop in oil prices could also negatively impact unemployment rates, particularly in Kern County.

These conditions have impacted and are expected in the future to impact-our business, results of operations, and financial condition negatively, including through lower revenue from certain of our fee-based businesses; lower net interest income resulting from lower interest rates and increased loan delinquencies; increased provisions for credit losses; impairments on the securities we hold; and decreased demand for certain of our products and services. Additionally, our liquidity and regulatory capital could be adversely impacted by volatility and disruptions in the capital and credit markets; deposit flows; and continued client draws on lines of credit. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Negative impacts from the ongoing COVID-19 pandemic may include:

●	Collateral securing our loans may decline in value, which could increase credit losses in our loan portfolio and increase the allowance for loan and lease losses.
●	Demand for our products and services may decline, and deposit balances may decrease making it difficult to grow assets and income.
●	The continued low interest rate environment, including the target federal funds rate could decrease yields on our existing and new assets that exceed the decline in our cost of interest-bearing liabilities, which may reduce our net interest margin.
●	The impact of the CECL standard in 2022, which is highly dependent on unemployment rate forecasts over the life of our loans, could significantly increase the allowance for credit losses and decrease net income.

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

Our Traditional Service Delivery Channels may be Impacted by the COVID-19 Pandemic. In light of the continued external COVID-19 threat, the Board of Directors and senior management are continuously monitoring the situation, providing frequent communications, and making adjustments and accommodations for both external clients and our employees. For the most part, branches remain open to serve our customers and local communities, with modified hours and strict social distancing protocols in place as well as at times limiting certain of our branches to walk-up or drive-up visits. Our customers have been encouraged to utilize branch alternatives such as our ATMs, online banking, and mobile banking application in lieu of in-branch transactions. In addition, many employees are working remotely.  Travel, as well as face-to-face meeting restrictions are in effect for Bank personnel. Further, given the increase of the risk of cyber-security incidents during the pandemic, we have enhanced our cyber-security protocols. If the pandemic worsens, resurges or lasts for an extended period of time, to protect the health of the Company’s workforce and our customers, we may need to enact further precautionary measures to help minimize the risks to our employees and customers, thus potentially altering our service delivery channels and operations over a prolonged period. These changes to our traditional service delivery channels may negatively impact our customers’ experience of banking with us, result in loss of service fees, and increase costs through equipment and services needed to support a remote workforce, and therefore negatively impact our financial condition and results of operation.

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

Economic conditions are currently stressed although appear relatively stable in most of our local markets. Adverse developments, such as, among other things, health epidemics or pandemics (or expectations about them) like the novel coronavirus, international trade disputes, inflation risks, oil price volatility, the level of U.S. debt and global economic conditions, could depress business and/or consumer confidence levels, negatively impact real estate values, and otherwise lead to economic weakness which could have one or more of the following undesirable effects on our business:

●	a lack of demand for loans, or other products and services offered by us;
●	an inability to retain and recruit employees due to competition for labor;
●	increased competition for loans or other earning assets;
●	a decline in the value of our loans or other assets secured by real estate;
●	a decrease in deposit balances due to increased pressure on the liquidity of our customers;
●	a credit impairment of our investment securities; or
●	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

Changes in interest rates could adversely affect our profitability, business and prospects. Net interest income, and therefore earnings, can be adversely affected by differences or changes in the interest rates on, or the repricing frequency of, our financial instruments.  In a period of low-interest rates, yields on new investments or loans may be lower than existing yields or lower than yields on earning assets that have prepaid or matured.  In addition, fluctuations in interest rates can affect the demand of customers for products and services, and an increase in the general level of interest rates may adversely affect the ability of certain borrowers to make variable-rate loan payments. The speed and absolute level of increase or decrease in interest rates can have a material impact on the net interest income and economic value of equity of the Bank depending on the asset liability profile at any point in time.  In addition, different parts of the yield curve could change by different amounts causing the yield curve to steepen, flatten, or even invert. A flattening or inversion of the yield curve could have a particularly negative impact on the Company’s earnings. Changes in market interest rates could have a material adverse effect on the Company’s asset quality, loan origination volume, financial condition, results of operations, and cash flows. This interest rate risk can arise from Federal Reserve Board monetary policies, as well as other economic, regulatory and competitive factors that are beyond our control.

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

Another significant drop in oil prices could have an adverse impact on our customers and their ability to make payments to us, particularly in areas such as Kern County where oil production is a key economic driver. As we have experienced in the past, a drop in oil prices could lead to declines in property values and property taxes, particularly in Kern County, which is home to about three quarters of California’s oil production. The Company does not have direct exposure to oil producers, and our exposure via loans outstanding to borrowers involved in servicing oil companies totaled only $5.3 million at December 31, 2021. However, if cash flows are disrupted for our energy-related borrowers, or if other borrowers are indirectly impacted and/or non-oil property values decline, our level of nonperforming assets and loan charge-offs could increase. Furthermore, economic multipliers to a contracting oil industry include the prospects of a depressed residential housing market and a drop in commercial real estate values.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability. The banking business in our market areas is highly competitive with respect to virtually all products and services, which may limit our ability to attract and retain banking customers. In California generally, and in our service areas specifically, major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with economies of scale that result in relatively low operating costs. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services via the internet. Recent advances in technology and other changes have allowed parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Additionally, the use of blockchain and related technology may cause further disintermediation away from banks. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of customer deposits and the fee income generated by those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Moreover, some customers continue to be concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. At December 31, 2021, the Bank estimates it had uninsured deposits of $930 million. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings which are generally more expensive than retail deposits.

We may not be able to continue to attract and retain employees, and our efforts to compete for talent may reduce our profitability.  The Company recognizes that community banking is based on relationships and a core part of the Company’s service strategy is to recruit and develop employees that build these relationships with customers, vendors, and other employees. In addition to offering a competitive base salary or wage, the company offers comprehensive benefits, including training. Due to continued turnover, the Company increased its minimum wage to $20 per hour effective January 1, 2022, in an effort to attract and retain employees at all levels. The Company’s employees are critical to the Company’s ability to develop and grow relationships with its clients. Recruiting talent within the Company’s footprint has always been a fundamental strategy whenever possible but has been recently complemented with offering existing and new employee’s opportunities for remote and/or hybrid work arrangements if possible. However, it is recognized that competition for talent by both banks and non-banks is fierce and that overall expenses may be negatively affected by higher per employee costs or could result in lower staffing levels which would result in a reduced ability to serve our customers, could result in gaps of experience in certain areas, or cause the Company to engage higher cost temporary staff or consultants.

The value of the securities in our investment portfolio may be negatively affected by market disruptions, adverse credit events or fluctuations in interest rates, which could have a material adverse impact on capital levels. Our available-for-sale investment securities are reported at their estimated fair values, and fluctuations in fair values can result from changes in market interest rates, rating agency actions, issuer defaults, illiquid markets and limited investor demand, among other things.  Under current accounting rules we directly increase or decrease accumulated other comprehensive income in shareholders’ equity by the amount of the change in fair value, net of the tax effect. Because of the size of our fixed income bond portfolio relative to total assets, a relatively large increase in market interest rates, in particular, could result in a material drop in fair values and, by extension, our capital. The Company has a significant amount of Collateralized Loan Obligations; a change in credit events, demand or other factors could decrease the spread to the index which could have a negative impact in the value of those bonds. Non-government and non-US agency investment securities that have an amortized cost in excess of their current fair value at the end of a reporting period are also evaluated for potential credit impairment. If such credit impairment is indicated, the difference between the amortized cost and the fair value of those securities will be recorded as a charge in our income statement, which could also have a material adverse effect on our results of operations and capital levels.

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title. Approximately 87.5% of our loan portfolio at December 31, 2021, consisted of real estate loans. In the normal course of business we may foreclose and take title to real estate collateral, and could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Section 1.03 Risks Related to our Loans

Concentrations of real estate loans have negatively impacted our performance in the past, and could subject us to further risks in the event of another real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2021, 87.5% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio had real estate collateral as a secondary source of repayment or as an abundance of caution. Loans on commercial buildings represented approximately 61.2% of all real estate loans, while construction/development and land loans were 1.3%, loans secured by residential properties accounted for 19.6%, and loans secured by farmland were 5.4% of real estate loans. The Company’s $4.6 million balance of nonperforming assets at December 31, 2021, includes nonperforming real estate loans totaling $3.1 million, and $0.1 million in OREO.

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

Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks. Commercial and agricultural real estate, commercial construction and land development, and commercial and industrial loans and leases (including agricultural production loans but excluding mortgage warehouse loans), which comprised approximately 75.0% of our total loan portfolio as of December 31, 2021, expose the Company to a greater risk of loss than residential real estate and consumer loans, which were a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve relatively large balances to a borrower or a group of related borrowers, and an adverse development with respect to a larger commercial loan relationship would expose us to greater risk of loss than would issues involving a smaller residential mortgage loan or consumer loan.

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

If the Company grows commercial real estate loans, it could be limited based on levels of regulatory capital.  Therefore, the ability to grow loans significantly is dependent upon the Company’s ability to diversify its loan portfolio through recruitment of lending teams, hiring of specialized support personnel including underwriters and portfolio managers, and the ability to monitor new risks in the loan portfolio.

Repayment of our commercial loans is often dependent on the cash flows of the borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2021, we had $143.8 million, or 7.2% of total loans, in commercial loans and leases (including SBA PPP loans, agricultural production loans but excluding mortgage warehouse loans). Commercial lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily extended based on the cash flows of the borrowers, and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of such collateral in the event of default is often an insufficient source of repayment for a number of reasons, including uncollectible accounts receivable and obsolete or special-purpose inventories, among others.

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

We may experience credit losses in excess of our allowance for such losses. We endeavor to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. At December 31, 2021, we established an allowance for estimated loan and lease losses in our accounting records based on:

●	historical experience with our loans;
●	our evaluation of economic conditions;
●	regular reviews of the quality, mix and size of the overall loan portfolio;
●	a detailed cash flow analysis for nonperforming loans;
●	regular reviews of delinquencies; and
●	the quality of the collateral underlying our loans.

As of January 1, 2022, we adopted the provisions of ASU 2016-13 (commonly referred to as “CECL”) with an adjustment to equity, net of taxes for the difference between the allowance for loan and lease losses and the allowance for credit losses. Therefore, on January 1, 2022, the Company recorded a $10.4 million increase in the allowance for credit losses, which includes a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes. See Note 2 to the consolidated financial statements under “Recent Accounting Pronouncements” for additional details on ASU 2016-13 and its expected impact on the Company.

The allowance for credit losses can be affected by changes in economic forecasts, especially national employment rates; changes in actual loan prepayment speeds, actual levels of charge-offs, changes to the level of nonaccrual loans, and changes to management’s estimate of items not otherwise considered as part of the quantitative calculation of the allowance. At any given date, we maintain an allowance for loan and lease losses that we believe is adequate to absorb specifically identified probable losses as well as any other losses inherent in our loan portfolio as of that date. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any given time there may be loans in our portfolio that could result in losses but have not been identified as nonperforming or potential problem loans. We cannot be sure that we will identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on loans that have been so identified. In addition, the FDIC and the DFPI, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may identify additional considerations for us to address with respect to our allowance for credit losses which may cause us to increase our allowance for credit losses.

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

Section 1.04 Risks Related to our Management

We depend on our executive officers and key personnel to implement our business strategy, and could be harmed by the loss of their services. We believe that our continued growth and success depends in large part upon the skills of our executive management team and other key personnel. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel or an inability to attract, retain or motivate key personnel could adversely affect our business. If we are not able to retain our existing key personnel or attract additional qualified personnel, our business operations could be impaired.

We may incur significant losses as a result of ineffective risk management processes and strategies. We seek to monitor and control our risk exposure through a comprehensive enterprise risk framework. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgements that accompany their application may not be effective and may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes.

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

There are risks resulting from the extensive use of models. We rely on quantitative models to measure risks and estimate certain financial values. Models may be used to measure interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, assisting with identifying compliance risk, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models could result in business decisions made based on the use of models being adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcome and new experiences or events which are not part of historical experience could significantly increase model imprecision and reliability. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables upon which we rely. Our reliance on models continues to increase as rules, guidance and expectations change including the additional model used in the determination of our allowance for credit losses, which we adopted on January 1, 2022.

Section 1.06 Risks Related to our Growth Strategy

Growing by acquisition entails integration and certain other risks, and our financial condition and results of operations could be negatively affected if our expansion efforts are unsuccessful or we fail to manage our growth effectively. In addition to organic growth and the establishment of de novo branches, over the past several years we have engaged in expansion through acquisitions of branches and whole institutions. We may reestablish this growth strategy, within our current footprint and/or via geographic expansion, but there are risks associated with any such expansion. Those risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, being unable to profitably deploy assets acquired in the transaction, and regulatory compliance risks. To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership. The subsidiary’s CRA rating could also negatively affect the Company’s acquisition strategy as the CRA requires the banking agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies.

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

Section 1.07 Legislative and Regulatory Risks

We are subject to extensive government regulation that could limit or restrict our activities which may include crypto currency and legalized marijuana business activities, which in turn may adversely impact our ability to increase our assets and earnings. We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the DFPI and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry, or the regulatory enforcement of new and existing laws could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability.

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

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations, receiving a less than satisfactory CRA rating, or challenges related to other consumer protection laws could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines.

Private parties may also challenge an institution’s performance under consumer compliance laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We derive fee income from charging customers for fees that could be subject to increased scrutiny by the regulators.  There has been increased scrutiny of certain fees charged to consumers, including overdrafts in recent years. Changes to the Company’s overdraft practices as a result of changes in regulations or rules impact the collection of overdraft or insufficient fund fees could negatively impact the Company’s earnings.  In 2021, the Company recognized $4.9 million of income from overdraft fees which could be impacted due to changes in the way overdraft fees are charged. In addition, the Company has a significant level of income from money service businesses. In 2021, the Company recognized approximately $1.9 million in fees related to money service businesses.  Changes in regulatory oversight of money service businesses could negatively impact the Company’s number of money service businesses it serves and the related income from such customers.

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

The stock market and, more specifically, the market for financial institution stocks, has experienced significant volatility in the past including all of 2020 and 2021 and the first quarter of 2022. As a result, the market price of our common stock has at times been unpredictable and could be in the future, as well. The capital and credit markets have also experienced volatility and disruption over the past several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and adversely impacted credit availability for certain issuers without regard to the issuers’ underlying financial strength.

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

The Company relies heavily on the payment of dividends from the Bank. Other than $20.1 million in cash available at the holding company level at December 31, 2021, the Company’s ability to meet debt service requirements and pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. If (i) any capital requirements are increased; and/or (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This would reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid, and the frequency and amount of such dividends will also depend on the financial condition and performance of the Bank and the decision of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options or issuance of restricted stock. The shares of our common stock do not have preemptive rights, which means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue up to

24,000,000 shares of common stock, and as of December 31, 2021, we had 15,270,010 shares of common stock outstanding. Except for certain limitations imposed by NASDAQ, nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. Furthermore, when our directors and officers exercise in-the-money stock options or receive restricted stock units, your ownership in the Company is diluted. As of December 31, 2021, there were outstanding options to purchase an aggregate of 415,870 shares of our common stock with an average exercise price of $24.15 per share. There were also 165,131 shares of restricted stock units outstanding which vest over periods ranging from 1 year to 5 years from initial issuance. At the same date there were an additional 408,909 shares available to grant under our 2017 Stock Incentive Plan.

The holders of our debentures have rights that are senior to those of our shareholders. In 2004 we issued $15,464,000 of junior subordinated debt securities due March 17, 2034, and in 2006 we issued an additional $15,464,000 of junior subordinated debt securities due September 23, 2036, in order to supplement regulatory capital. Moreover, the Coast Bancorp acquisition included $7,217,000 of junior subordinated debt securities due December 15, 2037. All of these junior subordinated debt securities are senior to the shares of our common stock. As a result, we must make interest payments on the debentures before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution or liquidation, the holders of debt securities must be paid in full before any distributions may be made to the holders of our common stock. In addition, we have the right to defer interest payments on the junior subordinated debt securities for up to five years, during which time no dividends may be paid to holders of our common stock. In the event that the Bank is unable to pay dividends to us, we may be unable to pay the amounts due to the holders of the junior subordinated debt securities and thus would be unable to declare and pay any dividends on our common stock.

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

In addition, the Company is named as a defendant in lawsuits from time-to-time.  Even if the case has no basis, there are costs to defend, and the Company may determine that it should settle certain suits even if there is no liability.  The costs of lawsuits, whether merited or not, have a negative impact on the Company’s expenses.

The occurrence of any of these risks could result in a diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

We are subject to claims and litigation which could adversely affect our profitability or cause us reputational harm.  The company, and certain of our directors or officers, may be involved, from time to time in litigation or investigations.   If claims or legal actions, whether founded or unfounded, are not resolved favorably, they may result in significant financial liability. Although we establish accruals for legal matters as required and certain expenses and liabilities may be covered by insurance, the amount of any loss ultimately incurred in relation to legal claims and litigation may be substantially higher than the amounts accrued and/or insured.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

The Company’s administrative headquarters is housed in a 37,000 square foot, three-story office building located at 86 North Main Street, Porterville, California, and our main office consists of a one-story brick building located at 90 N. Main Street, Porterville, California, adjacent to our administrative headquarters. Both of those buildings are situated on unencumbered property owned by the Company. The Company also owns unencumbered property on which 17 of our other offices are located, namely the following branches: Bakersfield Ming, California City, Dinuba, Exeter, Farmersville, Fresno Shaw, Hanford, Lindsay, Lompoc, Porterville West Olive, San Luis Obispo, Santa Paula, Tehachapi Downtown, Three Rivers, Tulare, Visalia Mooney and Woodlake. The remaining branches, as well as our technology center, loan production office in Roseville, and remote ATM locations, are leased from unrelated parties. Management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

ITEM 3.      LEGAL PROCEEDINGS

For information on litigation matters, see Note 14, Commitments and Contingencies, in Item 8 of this report.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)     Market Information

Sierra Bancorp’s Common Stock trades on the NASDAQ Global Select Market under the symbol BSRR, and the CUSIP number for our stock is #82620P102. Trading in the Company’s Common Stock has not consistently occurred in high volumes, and such trading activity may not consistently be characterized as an active trading market.

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information available via public sources:

	Sale Price Of The Company's		Approximate Trading
Calendar	Common Stock		Volumes
Quarter End	High	Low	Shares
March 31, 2020	29.37	13.05	2,721,500
June 30, 2020	21.87	14.86	3,491,600
September 30, 2020	20.13	15.84	2,434,100
December 31, 2020	24.72	16.47	2,416,100
March 31, 2021	29.42	21.48	2,290,300
June 30, 2021	28.85	24.26	2,324,800
September 30, 2021	26.99	22.40	1,969,700
December 31, 2021	28.00	24.09	2,030,700

(b)     Holders

As of January 31, 2022 there were an estimated 7,301 shareholders of the Company’s Common Stock. There were 783 registered holders of record on that date, and per Broadridge, an investor communication company, there were 6,518 beneficial holders with shares held under a street name, including “objecting beneficial owners” whose names and addresses are unavailable. Since some holders maintain multiple accounts, it is likely that the above numbers overstate the actual number of the Company’s shareholders.

(c)     Dividends

The Company paid cash dividends totaling $13.2 million, or $0.87 per share in 2021 and $12.2 million, or $0.80 per share in 2020, which represents 31% of annual net earnings for 2021 and 34% for 2020. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, in the past when many of our peers elected to suspend dividend payments, the Company’s Board determined that we should continue to pay a certain level of dividends without regard to peer payout ratios, as long as our core operating performance was adequate and policy or regulatory restrictions did not preclude such payments. That said, no assurance may be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

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

(d)     Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2021 with respect to stock options and restricted stock units outstanding, and available under our 2017 Stock Incentive Plan and the now-terminated 2007 Stock Incentive Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Vesting of Restricted Stock Units	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	165,131	415,870	$24.15	408,909

(e)     Performance Graph

Below is a five-year performance graph comparing the cumulative total return on the Company’s common stock to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2016 and the reinvestment of dividends.

Total Return Performance
Sierra Bancorp
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks Index
Index Value
350
300
250
200
150
100
50
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Sierra Bancorp	100.00	102.02	94.44	117.65	100.36	117.97
NASDAQ Composite	100.00	129.64	125.96	172.18	249.51	304.85
SNL Bank $1B-$5B	100.00	104.33	87.06	109.22	99.19	138.09
SNL Bank	100.00	118.21	98.75	135.64	118.33	160.89

Source: S&P Global Market Intelligence

(f)     Stock Repurchases

The Company approved a new share repurchase program (the 2021 Share Repurchase Plan) on October 21, 2021 and authorized one million shares to be repurchased under this plan. The previous 2003 Share Repurchase Plan was cancelled and the 268,301 shares remaining in that plan were incorporated into the 2021 Share Repurchase Plan. The following table provides information concerning the Company’s stock repurchase transactions during the fourth quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1, 2021 - October 31, 2021	—	$—	—	1,000,000
November 1, 2021 - November 30, 2021	69,425	$26.25	69,425	930,575
December 1, 2021 - December 31, 2021	118,013	$26.20	187,438	812,562
Total	187,438

ITEM 6.	[RESERVED]

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2021 and 2020, and the results of operations for each year in the three-year period ended December 31, 2021. The discussion is best read in conjunction with the Company’s consolidated financial statements and the notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATMENTS

Statements contained in this report or incorporated by reference that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company’s expectations, intentions, beliefs, or strategies regarding the future. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “should”, “projects”, “seeks”, “estimates”, or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. All forward-looking statements concerning economic conditions, growth rates, income, expenses, or other values which are included in this document are based on information available to the Company on the date noted, and the Company assumes no obligation to correct, revise, or update  any such forward-looking statements. It is important to note that the Company’s actual results could materially differ from those in such forward-looking statements and you should not place undue reliance on these forward-looking statements. Risk factors and the Company’s ability to manage that risk could cause actual results to differ materially from those in forward-looking statements include but are not limited to those outlined previously in Item 1A.

Critical Accounting Estimates

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

Critical accounting estimates are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting estimates deal primarily with the following areas: the establishment of an allowance for loan and lease losses, as explained in detail in Note 2 to the consolidated financial statements and in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 2 to the consolidated financial statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in Note 2 to the consolidated financial statements and in the “Other Assets” section of this discussion and analysis. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to those areas.

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data
(dollars in thousands, except per share data)
	As of and for the years ended December 31,
Operating Data	2021	2020	2019
Provision for income taxes	14,187	11,079	11,757
Net income	43,012	35,444	35,961
Selected Balance Sheet Summary
Total loans and leases, net	1,973,605	2,442,226	1,755,538
Total assets	3,371,014	3,220,742	2,593,819
Total deposits	2,781,572	2,624,606	2,168,374
Total liabilities	3,008,520	2,876,846	2,284,534
Total shareholders' equity	362,494	343,896	309,285
Net loans to total deposits	70.95%	93.05%	80.96%
Per Share Data
Net income per basic share	2.82	2.33	2.35
Net income per diluted share	2.80	2.32	2.33
Book value	23.74	22.35	20.24
Cash dividends	0.87	0.80	0.74
Weighted average common shares outstanding basic	15,241,957	15,216,749	15,311,113
Weighted average common shares outstanding diluted	15,353,445	15,280,325	15,437,111
Key Operating Ratios:
Performance Ratios: (1)
Return on average equity	12.05%	10.80%	12.23%
Return on average assets	1.29%	1.22%	1.40%
Average equity to average assets ratio	10.72%	11.28%	11.44%
Net interest margin (tax-equivalent)	3.56%	3.95%	4.19%
Efficiency ratio (tax-equivalent)	59.92%	57.18%	57.46%
Asset Quality Ratios: (1)
Non-performing loans to total loans (2)	0.23%	0.31%	0.33%
Non-performing assets to total loans and other real estate owned (2)	0.23%	0.35%	0.37%
Net (recoveries) charge-offs to average loans	(0.01)%	0.04%	0.14%
Allowance for loan and lease losses to total loans at period end	0.72%	0.72%	0.56%
Allowance for loan and lease losses to nonaccrual loans	315.26%	233.46%	172.96%
Regulatory Capital Ratios: (3)
Tier 1 capital to adjusted average assets (leverage ratio)	10.43%	10.50%	11.91%
(1)	Asset quality ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.
(2)	Performing TDR’s are not included in nonperforming loans and are therefore not included in the numerators used to calculate these ratios.
(3)	For definitions and further information relating to regulatory capital requirements, see “Item 1, Business - Supervision and Regulation - Capital Adequacy Requirements” herein.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

The Company recognized net income of $43.0 million in 2021 relative to $35.4 million in 2020 and $36.0 million in 2019. Net income per diluted share was $2.80 in 2021, as compared to $2.32 in 2020 and $2.33 for 2019. The Company’s return on average assets and return on average equity were 1.29% and 12.05%, respectively, in 2021, as compared to 1.22% and 10.80%, respectively, in 2020 and 1.40% and 12.23%, respectively, for 2019. Our financial results reached record levels over the past year due to a lower level of loan and lease loss provisioning, higher average volume of loans, and a strong base of lower cost core deposits, and a higher level of noninterest income, as discussed in greater detail in the applicable sections below. The following is a summary of the major factors that impacted the Company’s results of operations for the years presented in the consolidated financial statements.

●	Net interest income improved by 4% in 2021 over 2020 and 8% in 2020 over 2019, due primarily to a lower cost of interest-bearing liabilities and growth in earning assets. The increase in average earning assets in 2021 over 2020 was due primarily to a $207.7 million increase in average balance of real estate loans, partially offset by decreases in all of the other loan categories. We experienced a $73.3 million decline in average mortgage warehouse line utilization, and a $26.0 million decline in commercial loans mostly due to the forgiveness of SBA PPP loans. The increase in real estate loans was primarily driven by the purchase of $208.0 million in 1-4 family residential real estate loans during the second half of 2021. These loan purchases were designed as a bridge to organic loan growth as the Company recruits new lending teams across the footprint. The positive impact of average asset growth in 2021 was augmented by a 10 bps decrease in yield on interest bearing liabilities. These two favorable impacts on margin were partially offset by a 46 basis point decline in yield on interest earning assets. The net interest margin in 2021 was 39 bps lower than 2020.

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

Net interest income has also been impacted by nonrecurring interest items, which added $3.5 million to interest income in 2021 relative to $1.2 million in 2020 and $1.5 million in 2019.

●	We recorded a loan and lease loss benefit of $3.7 million in 2021, as compared to a $8.6 million provision in 2020 and $2.6 million provision in 2019. The 2021 loan and lease loss benefit arose from our determination of the appropriate level for our allowance for loan and lease losses and was driven by declines in loan balances coupled with improved credit quality of existing loan balances and the influence of lower historical loan and lease losses. We considered the continued uncertainty surrounding the estimated impact that COVID-19 has had on the economy and our loan customers overall, making appropriate changes to the qualitative loss factors governing these areas. The 2020 and 2019 provisions were deemed necessary subsequent to our determination of the appropriate level for our allowance for loan and lease losses, taking into consideration overall credit quality, growth in outstanding loan balances, and reserves required for specifically identified impaired loan balances (including reserves in 2019 for a $2.8 million loan that was placed on non-accrual status shortly before the end of the third quarter and partially charged off in the fourth quarter of 2019.)
●	Noninterest income increased by $1.9 million, or 7%, in 2021, and by $2.7 million or 11%, in 2020 over 2019. The increase in 2021 was primarily due to a $1.5 million increase in debit card interchange income, a $0.3 million increase in life insurance proceeds, a decrease of $0.7 million in low-income housing tax credit fund amortization, an increase of $0.4 million in the valuation gain of restricted equity investments owned by the Company, partially offset by a $0.4 million decrease in the net gain on the sale of debt securities and a $1.3 million negative variance caused by the sale of certain real estate assets in our low income housing tax credit funds that have reached their life expectancy. Fluctuations in BOLI associated with deferred compensation plans contributed $0.2 million of the increase. The increase in 2020 was primarily due to a $1.5 million gain from the wrap up of low-income housing tax credit fund investments, a decrease of $0.9 million in low-income housing tax credit fund expenses, an increase of $0.2 million in the valuation gain of restricted equity investments owned by the Company and a $0.6 million increase in the net gain on the sale of debt securities. Fluctuations in BOLI associated with deferred compensation plans contributed $0.2 million to the increase.

●	Noninterest expense increased by $7.6 million, or 10%, in 2021 as compared to 2020, and increased by $5.3 million, or 8%, in 2020 over 2019. The increase in noninterest expense in 2021 was due mostly to a $2.3 million increase in salaries and benefits expense, a $3.8 million increase in professional services and a $1.2 million increase in data processing costs. Deposit services and premises expense also contributed to the difference. The increase in noninterest expense in 2020 was due mostly to a $4.2 million increase in salaries and benefits expense.
●	The Company recorded income tax provisions of $14.2 million, or 24% of pre-tax income in 2021; $11.1 million, or 24% of pre-tax income in 2020; and $11.8 million, or 25% of pre-tax income in 2019. As expected, the overall tax rate remained relatively stable throughout 2021, 2020 and 2019.

Financial Condition Summary

The Company’s assets totaled $3.4 billion at December 31, 2021 as compared to $3.2 billion at December 31, 2020. Total liabilities were $3.0 billion at December 31, 2021 as compared to $2.9 billion at the end of 2020, and shareholders’ equity totaled $362.5 million at December 31, 2021 compared to $343.9 million at December 31, 2020. The following is a summary of key balance sheet changes during 2021.

●	Total assets increased by $150.3 million, or 5%. The increase resulted primarily from a $429.3 million increase in investment securities and a $186.1 million increase in cash and due from banks, partially offset by a $468.6 million decrease in net loan and lease balances.
●	Loans and leases (net of deferred fees) declined $468.6 million, or 19%. The decline in loan balances during 2021 was due mostly to lower utilization of mortgage warehouse lines resulting in a $206.5 million decline in overall mortgage warehouse outstanding balances due primarily to reduced refinancing activity. Other significant declines included a $155.7 million decline in real estate loans mostly due to lower commercial real estate and construction loan balances, and a $99.3 million decrease in commercial and industrial loans, which was predominately due to Small Business Administration Paycheck Protection Program (“SBA PPP”) loan forgiveness.

●	Deposit balances reflect net growth of $157.0 million, or 6%. Deposit growth in 2021 was primarily a result of organic growth of noninterest bearing or low-cost core transaction accounts, including savings accounts, while higher-cost time and wholesale brokered deposits decreased by $159.0 million, or 31%.

●	Total capital increased by $18.6 million, or 5%, ending the year with a balance of $362.5 million. The increase in capital is due mostly to the addition of net income and capital from stock options exercised, net of $13.2 million in dividends paid, $5.2 million in stock repurchases, and a $7.2 million unfavorable swing in accumulated other comprehensive income.

IMPACT OF CORONAVIRUS DISEASE 2019 (COVID-19) PANDEMIC ON THE COMPANY’S OPERATIONS

Overview

On January 31, 2020, the United States Department of Health and Human Services declared a public health emergency with respect to the Coronavirus Disease 2019 (COVID-19). Subsequent to this date, federal, state, and local governmental agencies, regulatory agencies, and the Federal Reserve Board took many actions impacting the Company. These actions included, among other things, the Federal Open Market Committee (FOMC) reducing the federal funds rate; California issuing a state-wide shelter-in-place order and various other orders at the state and local levels restricting business operations, closing schools, and thereafter prescribing requirements for reopening; and various pieces of federal legislation were passed to attempt to address the impact of COVID-19 on the economy.

Impact of COVID-19 on the Company’s Operations

●	Starting in April 2020, the Company took actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA Paycheck Protection Program (PPP) loans. The Company had $10.4 million in classified assets to one borrower at December 31, 2021, from loans modified under the CARES Act, as amended, that were either not expected to make all principal and interest payments in a timely manner, or would need further modifications or assistance. For further information on the principal and interest deferrals, please see the “Nonperforming Assets” section below.
●	The uncertainty of national and local economic conditions had an impact on our provision for loan and lease losses in both 2021 and 2020. The Company elected to defer the adoption of the Current Expected Credit Loss ("CECL") accounting method under FASB Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) to January 1, 2022. The Company’s decision to defer the adoption of CECL was done primarily to provide additional time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. At the time the decision was made, there was a significant change in economic uncertainty on the local, regional, and national levels as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. Further, the Company has taken actions to serve our communities during the pandemic, including permitting short-term payment deferrals to current customers, as well as originating bridge loans and SBA PPP loans. Upon adoption of CECL on January 1, 2022, the Company recorded a $10.4 million increase in the reserve for credit losses, which includes a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes.
●	The Company expects that net interest income will continue to be adversely impacted given pressure on the net interest margin as a result of the current interest rate environment. As described above, in March 2020, the FOMC cut short-term rates by 150 basis points to near zero. The uncertainty with COVID-19 and the lower targeted fed funds rates also impacted other rates including the Prime Rate and treasury yields, which the Company uses to price many of its loans. These lower rates impacted our net interest margin. Our net interest margin for the year ended December 31, 2021, was 3.56%, compared to a net interest margin of 3.95% for the same period in 2020. Additional liquidity from significant deposit growth in 2021 coupled with lower loan balances has negatively impacted our net interest margin. This additional liquidity was mostly deployed in overnight funding and lower yielding investment securities. The average balance of overnight cash was $269.9 million in 2021, earning an average yield of 14 bps. The average balance of investment securities was $665.3 million for 2021 yielding 2.22% which is down 50 bps from 2020. The overall impact of a lower net interest margin was more than offset by higher earning assets in 2021 as compared to 2020. Additionally, the FOMC has indicated it is likely to raise interest rates in 2022, in an effort to fight inflation, which should help our net interest margin.
●	The COVID-19 pandemic has not adversely affected our capital or financial resources as of December 31, 2021. During the year ending 2021, total shareholders’ equity increased by $18.6 million, or 5%, to $362.5 million. The Company earned $43.0 million in net income during 2021 but had a decrease of $7.2 million in accumulated other comprehensive income as a result of decreases in the value of our investment portfolio due to higher interest rates. If interest rates continue to rise, this component of equity would be expected to further decline. In addition, during 2021, the Company repurchased stock for $5.2 million and paid dividends of $13.2 million. The Company also paid a twenty-three cent per share dividend on February 14, 2022. Although presently not expected, if the Company were to incur significant credit losses as a result of COVID-19’s impact on our customers’ ability to repay loans, capital could be adversely impacted. With respect to liquidity, the Company maintains strong primary and secondary liquidity sources as further described under “Liquidity and Market Risk Management” below.
●	The Company continues to serve its customers. Several of our branch locations, were closed during the height of the pandemic, but have since re-opened. Most recently due to the surge of the Omicron variant, some branches have had to temporarily close their lobbies due to staffing issues, however walk-up or drive-up access is still available for the customers use. Five branch locations were permanently closed in June 2021. This

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
●	All of our back office and corporate office staff have returned to normal work arrangements, although remote and hybrid work provisions are now defined as “normal” work arrangements for certain corporate and back office employees, depending on the nature of the position. In addition, none of our internal controls have changed or are expected to change as a result of these work arrangements other than the use of remote approvals.
●	To date, the Company did not experience any challenges in implementing its business continuity plans. The Company’s Risk Management team began preparing in early 2020, with ordering of supplies such as hand sanitizer, masks cleaning supplies, as well as laptops for those who did not have one. This enabled the Company to immediately communicate and implement plans to continue operations in our banking facilities while enabling those non-customer facing employees to immediately begin working remotely. The Company did not face any material resource constraints in implementing these plans.
●	As a financial institution providing essential services, the Company expects consistent demand for loans and deposits. It is expected that SBA PPP loans will continue to be forgiven, with most of the remaining $31.8 million expected to be forgiven in 2022. 1-4 family residential real estate loan purchases of $208.0 million in the last half of 2021 were designed to bridge the gap until organic loan growth improves the Bank’s core pipeline. The recent hiring of strategic lending team lift-outs are expected to expand the Bank’s agricultural and commercial and industrial (C&I) lending capabilities as well as refreshing mortgage warehouse loan programs and complementing existing commercial real estate lending initiatives.
●	The Company loosened its vacation and sick-time policies to accommodate our employees who were affected by COVID-19. The Company hired an additional 28 temporary employees throughout the pandemic related to higher demand for SBA PPP loan processing and forgiveness, and to provide enhanced customer service. Those temporary assignments ended in the second quarter of 2021, although many of those employees have been redeployed within other areas of the Company.

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

Net Interest Income and Net Interest Margin

Net interest income was $109.0 million in 2021 as compared to $104.8 million in 2020 and $97.4 million in 2019. This equates to increases of 4% in 2021 and 8% in 2020. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the acceleration of net deferred loan fees and costs for loans paid off early (including SBA PPP loans forgiven), reversal of interest for loans placed on non-accrual status, and the recovery of interest on loans that had been on non-accrual and were paid off, sold, or returned to accrual status.

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

AVERAGE BALANCES AND RATES
(Dollars in Thousands, Unaudited)
	Year Ended December 31,
	2021			2020			2019
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance(1)	Expense	Rate(2)	Balance(1)	Expense	Rate(2)	Balance(1)	Expense	Rate(2)
Investments:
Federal funds sold/due from banks	$269,932	$370	0.14%	$25,228	$156	0.62%	$16,346	$376	2.30%
Taxable	406,790	7,239	1.78%	379,024	8,199	2.16%	423,453	10,139	2.39%
Non-taxable	258,472	6,218	3.05%	216,387	5,707	3.34%	160,787	4,534	3.57%
Total investments	935,194	13,827	1.66%	620,639	14,062	2.51%	600,586	15,049	2.71%
Loans and Leases: (3)
Real estate	1,818,362	84,074	4.62%	1,610,686	79,175	4.92%	1,440,465	79,777	5.54%
Agricultural	42,866	1,598	3.73%	47,299	1,887	3.99%	50,042	2,973	5.94%
Commercial	153,880	7,828	5.09%	179,924	6,738	3.74%	117,679	5,918	5.03%
Consumer	4,993	831	16.64%	6,584	1,069	16.24%	8,497	1,340	15.77%
Mortgage warehouse	147,996	4,807	3.25%	221,319	7,135	3.22%	134,171	5,695	4.24%
Other	1,485	111	7.47%	2,878	177	6.15%	2,894	195	6.74%
Total loans and leases	2,169,582	99,249	4.57%	2,068,690	96,181	4.65%	1,753,748	95,898	5.47%
Total interest earning assets (4)	3,104,776	113,076	3.70%	2,689,329	110,243	4.16%	2,354,334	110,947	4.76%
Other earning assets	15,043			13,103			12,421
Non-earning assets	208,665			207,590			202,810
Total assets	$3,328,484			$2,910,022			$2,569,565

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$143,171	$331	0.23%	$121,867	$278	0.23%	$106,849	$316	0.30%
NOW	597,992	444	0.07%	497,984	388	0.08%	444,619	524	0.12%
Savings accounts	427,803	240	0.06%	336,620	221	0.07%	289,727	308	0.11%
Money market	140,365	111	0.08%	124,755	128	0.10%	124,625	181	0.15%
Time deposits	333,204	1,039	0.31%	436,806	2,687	0.62%	485,257	8,931	1.84%
Brokered deposits	81,041	225	0.28%	36,071	246	0.68%	48,392	1,120	2.31%
Total interest bearing deposits	1,723,576	2,390	0.14%	1,554,103	3,948	0.25%	1,499,469	11,380	0.76%
Borrowed funds:
Federal funds purchased	1,561	1	0.06%	1,918	4	0.21%	313	1	0.32%
Repurchase agreements	70,443	210	0.30%	34,614	137	0.40%	22,090	88	0.40%
Short term borrowings	3,625	2	0.06%	54,244	102	0.19%	13,229	273	2.06%
Long term debt	13,351	468	3.51%	—	—	—	—	—	—
TRUPS	35,208	979	2.78%	35,031	1,217	3.47%	34,853	1,836	5.27%
Total borrowed funds	124,188	1,660	1.34%	125,807	1,460	1.16%	70,485	2,198	3.12%
Total interest bearing liabilities	1,847,764	4,050	0.22%	1,679,910	5,408	0.32%	1,569,954	13,578	0.86%
Noninterest bearing demand deposits	1,064,119			862,274			664,061
Other liabilities	59,723			39,510			41,563
Shareholders' equity	356,878			328,328			293,987
Total liabilities and shareholders' equity	$3,328,484			$2,910,022			$2,569,565

Interest income/interest earning assets			3.70%			4.15%			4.76%
Interest expense/interest earning assets			0.14%			0.20%			0.58%
Net interest income and margin(5)		$109,026	3.56%		$104,835	3.95%		$97,369	4.19%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)	Loans are gross of the allowance for possible loan and lease losses. Net loan fees have been included in the calculation of interest income. Net loan fees (costs) and loan acquisition FMV amortization were $4.2 million, $1.9 million, and $(0.4) million for the years ended December 31, 2021, 2020, and 2019 respectively.
(4)	Non-accrual loans are slotted by loan type and have been included in total loans for purposes of total interest earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

The Volume and Rate Variances table below sets forth the dollar difference for the comparative periods in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to fluctuations in average balances (volume) or differences in average interest rates. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates, and rate variances are equal to the change in rates multiplied by prior period average balances. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the mix variance.

Volume & Rate Variances
(dollars in thousands)
	Years Ended December 31,
	2021 over 2020				2020 over 2019
	Increase(decrease) due to				Increase(decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$1,513	$(121)	$(1,178)	$214	$205	$(276)	$(149)	$(220)
Taxable	601	(1,454)	(107)	(960)	(1,064)	(979)	103	(1,940)
Non-taxable	1,110	(501)	(98)	511	1,568	(293)	(102)	1,173
Total investments	3,224	(2,076)	(1,383)	(235)	709	(1,548)	(148)	(987)

Loans and leases:
Real estate	10,209	(4,703)	(607)	4,899	9,427	(8,969)	(1,060)	(602)
Agricultural	(177)	(124)	12	(289)	(163)	(977)	54	(1,086)
Commercial	(975)	2,415	(350)	1,090	3,130	(1,511)	(799)	820
Consumer	(258)	27	(7)	(238)	(302)	40	(9)	(271)
Mortgage warehouse	(2,364)	54	(18)	(2,328)	3,699	(1,370)	(889)	1,440
Other	(86)	38	(18)	(66)	(1)	(17)	—	(18)
Total loans and leases	6,349	(2,293)	(988)	3,068	15,790	(12,804)	(2,703)	283
Total interest earning assets	$9,573	$(4,369)	$(2,371)	$2,833	$16,499	$(14,352)	$(2,851)	$(704)
Liabilities:
Interest bearing deposits:
Demand	$49	$4	$—	$53	$44	$(72)	$(10)	$(38)
NOW	78	(18)	(4)	56	63	(178)	(21)	(136)
Savings accounts	60	(32)	(9)	19	50	(118)	(19)	(87)
Money market	16	(29)	(4)	(17)	—	(53)	—	(53)
Time deposits	(637)	(1,325)	314	(1,648)	(892)	(5,946)	594	(6,244)
Brokered deposits	307	(146)	(182)	(21)	(285)	(790)	201	(874)
Total interest bearing deposits	(127)	(1,546)	115	(1,558)	(1,020)	(7,157)	745	(7,432)
Borrowed funds:
Borrowed funds:
Federal funds purchased	(1)	(3)	1	(3)	5	—	(2)	3
Repurchase agreements	142	(34)	(35)	73	50	(1)	—	49
Short term borrowings	(95)	(72)	67	(100)	846	(248)	(769)	(171)
Long term debt	—	—	468	468	—	—	—	—
TRUPS	6	(243)	(1)	(238)	9	(625)	(3)	(619)
Total borrowed funds	52	(352)	500	200	910	(874)	(774)	(738)
Total interest bearing liabilities	(75)	(1,898)	615	(1,358)	(110)	(8,031)	(29)	(8,170)
Net interest income	$9,648	$(2,471)	$(2,986)	$4,191	$16,609	$(6,321)	$(2,822)	$7,466

Net interest income in 2021 as compared to 2020 was impacted by a favorable volume variance of $9.6 million partially offset by an unfavorable rate variance of $2.5 million and an unfavorable mix variance of $3.0 million. For 2020 relative to 2019, net interest income reflects a favorable volume variance of $16.6 million partially offset by an unfavorable rate variance of $6.3 million and an unfavorable mix variance of $2.8 million.

The 2021 volume variance is due mostly to increases in average balances, resulting from the organic growth in commercial real estate loans, as well as increased investment portfolio balances. The 2020 volume variance is due mostly to increases in average balances, resulting from the organic growth in commercial real estate loans, growth in commercial loans due to our participation in the SBA PPP program and higher utilization of mortgage warehouse lines. Given the low rate environment, loan demand for our mortgage warehouse lines had increased, as demonstrated by the $3.7 million favorable volume variance. The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets declined by 39 basis points to 3.56% in 2021, and declined by 24 basis points to 3.95% in 2020 as compared to 2019. There was an unfavorable rate variance of $2.5 million since the weighted average yield on interest-earning assets fell by 46 basis points and the weighted average cost of interest-bearing liabilities decreased by 10 basis points. The change in the yield on interest-earning assets representing a much larger base than that of the interest-bearing liabilities. There was also an unfavorable mix variance of $3.0 million primarily from the origination of real estate secured  loan volumes at lower interest rates and a decline in new commercial and industrial loan volumes, albeit at higher rates due to the forgiveness of SBA PPP loans. The rate and mix variance was negatively impacted by the following factors: A shift in our earning asset mix into lower-yielding loans and investments, including cash invested overnight; $75.3 million in average balances of low-yielding SBA PPP loans; partially offset by lower costs of time-deposits and other interest-bearing liabilities. The 2020 unfavorable rate and mix variance is due to a shift in our earning asset mix into lower-yielding loans and investments; increased line utilization of mortgage warehouse lines; $54.3 million in average balances of low-yielding SBA PPP loans; partially offset by lower costs of time-deposits and other interest-bearing liabilities.  Investment yields have continued to decrease in all three years presented. The decrease in 2021 and 2020 was due to the lower rate environment and its impact on all debt securities.   Net interest margin is expected to be affected by the overall rate environment.  A continued relatively low rate environment will result in lower earning asset yields,  although there are indications of interest rates increasing in 2022 which would slow the negative impact that was experienced over the past two years, however no assurance can be given in this regard.

Rates paid on non-maturity deposits were approximately the same in 2021 but declined for 2020 over 2019. There was a 2 basis point decrease on money market accounts in 2021 and a 5 basis points decrease in 2020 over 2019. The weighted average cost of interest-bearing liabilities went down 10 bps in 2021 and 54 bps in 2020. Since the Federal Open Markets Committee of the Federal Reserve System kept the federal funds target rate at historical lows throughout 2021 and 2020, customer time deposit rates in 2021 dropped 31 bps and 122 bps in 2020 due to the relatively short duration of our time deposit portfolio. The 2019 increase was primarily because of higher rates paid on time deposits (including brokered deposits added in the last half of 2018). Overnight borrowings and adjustable-rate trust-preferred securities (“TRUPS”) are also tied to short-term rates which began lowering in the second half of 2019, but still remained lower overall in 2020 as compared to 2019 and remained low throughout 2021. During the year, adjustments to interest income occur due to the following adjustments: interest income recovered upon the resolution of nonperforming loans, the reversal of interest income when a loan is placed on non-accrual status, and accelerated fees or prepayment penalties recognized for early payoffs of loans. Such adjustments totaled $3.5 million in 2021, $1.2 million in 2020, and $1.5 million in 2019. Further, discount accretion on loans from whole-bank acquisitions enhanced our net interest margin by approximately two basis points in 2021, two basis points in 2020, and four basis points in 2019.

Provision for Loan and Lease Losses and Provision for Credit Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company recorded a loan and lease loss benefit of $3.7 million in 2021; a loan and lease loss provision of $8.6 million in 2020, and $2.6 million in 2019. The Company is subject to the adoption of the Current Expected Credit Loss ("CECL") accounting method under FASB Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) in 2020. However, in March 2020, the Company elected to defer the adoption of the CECL accounting method under FASB Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) to January 1, 2022. The Company’s decision to defer the adoption of CECL was done primarily to provide additional time to better assess the impact of the COVID-19 pandemic on the expected lifetime credit losses. At the time the decision was made, there was a significant change in economic uncertainty on the local, regional, and national levels as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. Further, the Company has taken actions to serve our communities during the pandemic, including permitting short-term payment deferrals to current customers, as well as originating bridge loans and SBA PPP loans. Upon adoption of CECL, the Company was required to make an adjustment to equity, net of taxes, equal to the difference between the allowance for credit losses calculated under the CECL method and the allowance for loan and lease losses as calculated under the incurred loss method as of December 31, 2021. Therefore, on January 1, 2022, the Company recorded a $10.4 million increase in the allowance for credit losses, which includes a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes.

The Company's $12.2 million, favorable decline in provision for loan and lease losses for the year ending 2021 compared to the same period in 2020 is due mostly to lower historical loan loss rates, a decline in outstanding balances on loans, a change in the mix of loans, and net year-to-date 2021 recoveries of previously charged-off loan balances. During 2021, management adjusted its qualitative risk factors under our current incurred loss model for improved economic conditions, improvements in the severity and volume of past due loans, and a reduction in the level of concentrations of credit in non-owner occupied real estate loans.

The growth in the provision for loan and lease losses in 2020, was due to the strong organic non-owner occupied commercial real estate loan growth generated in the second half of 2020 and the continued uncertainty surrounding the estimated impact that COVID-19 has had on the economy. The provision was also impacted by downgrades of certain loans deferred under section 4013 of the CARES Act, including 10 loans for $1.4 million placed on non-accrual at the end of the deferral period. Management evaluated its qualitative risk factors under the current incurred loss model and adjusted these factors for economic conditions, changes in the mix of the portfolio due to loans subject to a payment deferral, potential changes in collateral values due to reduced cash flows, and external factors such as government actions and the impact that COVID-19 may have on our customers.

In 2019, an additional reserve was booked in the third quarter 2019 for a $2.8 million loan placed on nonaccrual status resulting in a $1.2 million charge-off.

With the loan and lease loss benefit recorded in 2021 we were able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan and lease losses related to specifically identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan and lease losses are immediately charged off against the allowance. The Company recorded net loan and lease recoveries of $0.2 million in 2021. The Company experienced net loan and lease losses of $0.7 million in 2020 and $2.4 million in 2019,  including a $1.2 million charge-off on the loan placed on nonaccrual status in the third quarter 2019 as mentioned above The loan and lease loss (benefit) provision for 2021, 2020 and 2019 has been favorably impacted by the following factors: most charge-offs were recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; loss rates for most loan types have been declining, thus having a positive impact on general reserves required for performing loans; and, new loans booked have been underwritten using continued tighter credit standards. As mentioned previously the loan and lease loss benefit for 2021 was also positively impacted by $0.2 million in net recoveries.

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

Noninterest Revenue and Operating Expense

The table below sets forth the major components of the Company’s noninterest revenue and operating expense for the years indicated, along with relevant ratios:

Non-Interest Income/Expense
(dollars in thousands)
	Year Ended December 31,
	2021	2020	2019
NONINTEREST INCOME:
Service charges on deposit accounts	$11,846	$11,765	$12,742
Checkcard fees	8,485	7,023	6,584
Other service charges and fees	4,797	4,084	4,231
Bank owned life insurance income	2,648	2,412	2,184
Gain on sale of securities	11	390	(198)
Loss on tax credit investment	(524)	(1,189)	(2,079)
Other	816	1,665	13
Total noninterest income	28,079	26,150	23,477
As a % of average interest-earning assets	0.90%	0.97%	1.00%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	42,431	40,178	35,978
Occupancy costs
Furniture and equipment	1,720	2,028	2,141
Premises	8,117	7,814	7,704
Advertising and promotion costs	1,521	1,889	2,568
Data processing costs	5,890	4,661	4,564
Deposit services costs	9,049	8,483	7,962
Loan services costs
Loan processing	501	880	675
Foreclosed assets	72	253	35
Other operating costs
Telephone and data communications	2,013	1,775	1,529
Postage and mail	308	321	436
Other	2,176	1,647	1,798
Professional services costs
Legal and accounting	4,794	1,989	2,072
Acquisition costs	—	—	22
Other professional services costs	4,015	2,990	2,492
Stationery and supply costs	345	446	318
Sundry & tellers	604	558	284
Total other operating expense	$83,556	$75,912	$70,578
As a % of average interest-earning assets	2.69%	2.82%	3.00%
Net noninterest income as a % of average interest-earning assets	(1.79)%	(1.85)%	(2.00)%
Efficiency ratio (1) (2)	59.92%	57.18%	57.5%
(1)	Tax Equivalent
(2)	Noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest income in 2021 increased $1.9 million, or 7%, as compared to an increase of $2.7 million, or 11%, in 2020. Total noninterest income was 0.90% of average interest-earning assets in 2021 as compared to a ratio of 0.97% in 2020 and 1.0% in 2019. The ratio declined in 2021 due to a 15% increase in average interest-earning assets.

The principal component of the Company’s noninterest revenue, service charges on deposit accounts, increased by $0.1 million, or 1%, in 2021 as compared to 2020. The same line item declined by $1.0 million, or 8%, in 2020 over 2019. This line item is primarily driven by the volume of transaction accounts. As a percent of average transaction account balances, service charge income was 1.0% in 2021, 1.9% in 2020 and 1.0% in 2019. This line item consists of a variety of fees including service charges on corporate accounts, treasury management fees, charges on corporate and consumer accounts including treasury management fees, ATM fees, overdraft income, and monthly service charges on certain accounts.  Overdraft income on both consumer and corporate accounts totaled $4.9 million in 2021; $5.1 million in 2020 and $6.9 million in 2019.

Checkcard fees consists of interchange fees from our customers’ use of debit cards for electronic funds transactions. This category increased by $1.5 million, or 21%, in 2021 as compared to 2020, and increased by $0.4 million, or 7%, in 2020 over 2019. The increases in 2021 and 2020 are primarily a result of increased usage of debit cards by our customers.

Other service charges and fees increased by $0.7 million, or 17%, in 2021 over 2020, and declined by $0.1 million, or 3%, in 2020 over 2019. This account includes certain transaction related fees including merchant income, currency orders, safe deposit box fees, wire fees, as well as dividends and changes in values related to our bank equity investments such as FHLB and Pacific Coast Bankers Bank (“PCBB”). The increase in 2021, was due largely to a $0.9 million write-up of our investment in PCBB, due to Accounting Standards Update 2016-01 which required the Company to write the investment to fair value through earnings.

BOLI income generally fluctuates based on the market. In both comparative years ending 2021 over 2020, and 2020 over 2019, BOLI income increased by $0.2 million or 10%. BOLI income is derived from two types of policies owned by the Company, namely “separate account” and “general account” life insurance, and the year over year variances are due in large part to fluctuations in income on separate account BOLI. The Company had $11.0 million invested in separate account BOLI at December 31, 2021, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains on behalf of certain directors and senior officers. Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). Gains on separate account BOLI totaled $1.7 million in 2021 as compared to $1.4 million in 2020, and net losses of $1.2 million in 2019. This resulted in favorable variances of $0.2 million for both comparative years ending 2021 as compared to 2020 and 2020 as compared to 2019. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus the overall net impact on taxable income tends to be minimal. The Company’s books also reflect a net cash surrender value for general account BOLI of $43.2 million at December 31, 2021 and 2020. General account BOLI produces income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent with $1.0 million, of general account BOLI income recorded for all three years ending December 31, 2021, 2020, and 2019.

The Company recognized a nominal gain on the sale of investment securities in 2021 as compared to a $0.4 million gain in 2020, and a $0.2 million loss in 2019. The gain in 2020 was due to a net gain on the sale of debt securities, in an effort to restructure the portfolio primarily to eliminate small residual balances and reduce potential credit risk on certain municipal holdings. The loss in 2019 was taken in order to sell several small balance and low-yielding bonds in order to replace them with fewer higher-yielding bonds. The earn back of the transaction was less than a year.

Loss on tax credit investment reflects pass-through expenses associated with our investments in low-income housing tax credit funds and other limited partnerships. Those expenses, which are netted out of revenue, decreased by $0.7 million, or 56%, in 2021 as compared to 2020. In 2020 as compared to 2019, these expenses decreased by $0.9 million, or 43%. The favorable variances in both 2021 and 2020 is due to the expiration of expense amortization on several funds which had reached the end of their useful tax benefit life. The largest contribution to the favorable variance in 2019 came from a

$0.91 million adjustment to accelerate expense amortization on our tax credit investments, to ensure that the book value of each investment does not exceed its projected remaining tax benefits.

The other category, decreased to $0.8 million from $1.7 million in 2021. The primary reason for the decrease was from a 2020 non- recurring gain as discussed in the prior year comparison, but was partially offset by a gain from life insurance proceeds and the sale of fixed assets. In 2020 as compared to 2019 the other category increased to $1.7 million from $0.01 million. The primary reason for this increase is due to a $1.5 million gain from the wrap up of low-income housing tax credit fund investments and a $0.2 million valuation gain on restricted equity investments owned by the Company. There was a nominal increase in this category in 2019 as compared to 2018.

Total operating expense, or noninterest expense, increased by $7.6 million, or 10%, in 2021 as compared to 2020, and increased by $5.3 million, or 8%, in 2020 over 2019. The primary increase in 2021 was in legal and accounting costs as discussed in further detail below. In 2020 the largest increase was in salaries and benefits.  Noninterest expense as a percent of average interest-earning assets trended down each year. This ratio was 2.7% in 2021, 2.8% in 2020 and 3.0% in 2019.

The largest component of noninterest expense, salaries, and employee benefits increased $2.3 million, or 6% in 2021 as compared to 2020. The reason for the increase was mostly due to the $2.3 million decrease in deferred loan origination salaries associated with successful loan originations are accounted for in accordance with FASB guidelines on the recognition and measurement of non-refundable fees and origination costs for lending activities, and accruals associated with employee deferred compensation plans. Loan origination salaries that were deferred from current expense for recognition over the life of related loans totaled $1.1 million in 2021, $3.3 million in 2020, and $3.7 million for 2019.

The $4.2 million increase, or 12%, in salaries and employee benefits in 2020 as compared to 2019 is due to several factors, including merit increases for employees due to annual performance evaluations, new loan production teams for the northern and southern California markets, and a focus on hiring additional senior-level staff and management. Employee deferred compensation expense accruals totaled $0.2 million in 2021, 2020, and 2019. As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. Salaries and benefits were 51% of total operating expense in 2021, relative to 53% in 2020 and 51% in 2019. The number of full-time equivalent staff employed by the Company totaled 480 at the end of 2021, as compared to 501 at December 31, 2020 and 513 at December 31, 2019. Staff attrition throughout 2021 and 2020, without the need for immediate replacements due to temporary branch lobby closures or limited branch lobby hours attributed to the COVID-19 pandemic, was the primary reason for the FTE decline. As branch lobbies resumed normal operating hours and public access, during the summer of 2021, full-time equivalent staff were expected to increase, however finding talent was extremely challenging not only for the Company but for the entire industry. 2021 was the year of the “Great Resignation” with over 4.4 million people leaving their jobs according to the Bureau of Labor Statistics, with the recent surge in the Omicron variant is exacerbating the current talent shortage.

Total rent and occupancy expense, including furniture and equipment costs, were approximately the same in 2021, 2020 and 2019. With the closure of five branch facilities in mid-2021, it is expected that rent and occupancy expense should decline in 2022, although no assurances can be given in that regard.

Advertising and promotion costs decreased by 19% to $1.5 million in 2021 as compared to 2019, and decreased by $0.7 million, or 26%, in 2020 over 2019. The decrease in 2021 came from the cessation of special events and in-branch marketing campaigns necessitated by the COVID-19 pandemic.

Data processing costs increased by $1.2 million, or 26%, in 2021 as compared to 2020 and increased by $0.1 million, or 2%, in 2020 over 2019. The increase in 2021 was due to higher disaster recovery and data back-up costs as a result of outsourcing this work in late 2020 rather than performing it in-house, higher core processing costs as we expand our data warehousing capabilities, and higher loan management software costs for the expansion of digital loan Platform. Although as a whole the increase in 2020 was minimal, the Company did experience increases in loan management software expenses due to participation in the SBA PPP program and other costs incurred to implement remote working arrangements for staff; which was offset by lower core software provider costs and other data processing costs.

Deposit services costs increased by $0.6 million, or 7%, in 2021 as compared to 2020, and increased by $0.5 million, or 7%, in 2020 over 2019. Deposit costs have been impacted in both 2021 and 2020, by increases in debit card processing due to higher customer activity levels and increased utilization of armored car services. These increases were partially offset by decreases in ATM servicing costs as we replaced most of our ATMs throughout 2021 with newer models that require less maintenance.

Loan services costs are comprised of loan processing costs, and net costs associated with foreclosed assets. Loan processing costs, which include expenses for property appraisals and inspections, loan collections, demand and foreclosure activities, loan servicing, loan sales, and other miscellaneous lending costs, decreased by $0.6 million, or 49%, in 2021 as compared to 2020 and increased by $0.4 million, or 60%, in 2020 over 2019. The decrease in 2021 as well as the increase in 2020 was due to smaller amounts in nearly every category of loan servicing. The decrease in 2021 was also due to the reduction in the volume of loans made by the Company. Foreclosed assets costs are comprised of write-downs taken subsequent to reappraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets. There were expenses of $0.1 million in 2021 as compared to $0.03 million in 2020 and nominal expenses in 2019. These costs fluctuate based on market conditions of OREO relative to our holding value, the nature of the underlying properties and the volume of OREO properties in inventory. At the end of 2021, the Company had only one OREO property remaining in inventory.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs. Telecommunications expense increased by 13% to $2.0 million in 2021, as compared to $1.8 million in 2020. The telecommunications increase in 2021 was due to the improvement of our data infrastructure and a certain amount of redundancy during the transition. The increase in 2020 was also due to an upgrade of telecommunications circuits, as well as additional costs from work-at-home arrangements during the COVID-19 pandemic. Postage expense was slightly lower in 2021 as compared to 2020, but decreased by $0.1 million, or 26%, in 2020 as compared to 2019. The decrease in 2021 and 2020 was due to concentrated efforts to decrease our utilization of overnight mail services and increase usage of digital technologies. The “Other” category under other operating costs increased by $0.5 million, or 32% in 2021 as compared to 2020, and decreased by $0.2 million, or 8%, in 2020 as compared to 2019. The increases in 2021 were mostly due to higher consulting costs and expenses on discontinued branch leases. The decrease in 2020 is due to the lack of participation in offsite conferences and training due to the COVID-19 pandemic.

Total Professional Services costs increased by $3.8 million, or 77%, in 2021 as compared to 2020, and by $0.4 million, or 9%, in 2020 as compared to 2019. Professional Services costs consists of legal and accounting, acquisition, and other professional services costs. Legal and Accounting costs increased by $2.8 million, or 141% in 2021 as compared to 2020, and decreased by $0.1 million, or 4%, in 2020 as compared to 2019. The increase in 2021 was mostly due to an increase in legal costs, related legal reserves, and additional costs related to the outsourcing of certain audit functions.  The decrease in 2020 was due to lower internal audit costs as a result of moving some third-party branch reviews inhouse. Other professional services costs include FDIC assessments and other regulatory expenses, directors’ costs, and certain insurance costs among other things. This category increased by $1.0 million or 34%, in 2021 as compared to 2020, and increased by $0.5 million, or 20%, in 2020 as compared to 2019.  The increase in 2021 was due to an increase in FDIC assessment expenses, increased director’s equity compensation expense, and professional services costs. The increase in 2020 is primarily from an increase in FDIC assessment expenses as we utilized all of the available small bank assessment credits after the first quarter of 2020. There was also a favorable swing in the director’s deferred compensation expense for both 2021 and 2020, which is mostly offset by higher BOLI income, as described above under the separate account BOLI.

Stationery and supply costs decreased by $0.1 million, or 23%, in 2021 as compared to 2020 and increased by $0.1 million, or 40%, in 2020 as compared to 2019.The decrease in 2021 over 2020, is mostly due to efficiencies gained as a result of movement towards a digital working environment and less reliance on paper. The increase in 2020 as compared to 2019 was attributed to specialized supplies due to the COVID-19 pandemic.

Sundry and teller costs of $0.6 million in 2021 were essentially the same in 2020, and were $0.3 million in 2019. In 2021, as well as 2020 and 2019, debit card losses are elevated and trending upwards consistent with the higher volume of debit card transactions. These costs were $0.3 million higher in 2020 over 2019, mainly because of two large operational losses.

The Company’s tax-equivalent overhead efficiency ratio was 59.9% in 2021, 57.2% in 2020, and 57.5% in 2019. The overhead efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income, with the provision for loan and lease losses and investment gains/losses excluded from the equation. The ratio trended downward in 2020, due to continued efforts to control costs, as well as higher income which is the denominator of the equation but spiked higher in 2021 due mainly to elevated nonrecurring noninterest expense.

Income Taxes

Our income tax provision was $14.2 million, or 24.8% of pre-tax income in 2021 as compared to 2020 and $11.1 million, or 23.8% of pre-tax income in 2020 as compared to $11.8 million, or 24.6% of pre-tax income in 2019. The tax accrual rate was higher in 2021 due to a lower proportion of non-taxable income, and slightly lower in 2020 due to a higher proportion of non-taxable income.

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. The Company’s investments in state, county and municipal bonds provided $6.2 million of federal tax-exempt income in 2021, $5.7 million in 2020, and $4.5 million in 2019. Moreover, in addition to life insurance proceeds of $0.4 million in 2021, and $0.07 million in 2020, net increases in the cash surrender value of bank-owned life insurance added $2.6 million to tax-exempt income in 2021; $2.4 million in 2020; and $2.2 million in 2019.

Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds, and California state employment tax credits. We had a total of $2.9 million invested in low-income housing tax credit funds as of December 31, 2021 and $3.5 million as of December 31, 2020, which are included in other assets rather than in our investment portfolio. Those investments have generated substantial tax credits over the past few years, with about $0.5 million in credits available for the 2021 tax year; $0.5 million for the 2020 tax year, and $0.5 million in 2019. The credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. We plan to invest in additional tax credit funds in the future, but if the economics of such transactions do not justify continued investments, then the level of low-income housing tax credits will taper off in future years until they are substantially utilized by the end of 2028. That means that even if taxable income stayed at the same level through 2028, our tax accrual rate would gradually increase.

Financial Condition

Assets totaled $3.4 billion at December 31, 2021, an increase of $150.3 million, or 5%, for the year. Assets increased in 2021 primarily a result of increases in cash and due from banks and investments securities of $186.1 million and $429.3 million, respectively, net of a $468.6 million decrease in net loan balances. Deposits were up $157.0 million, or 6%. Total capital increased by $18.6 million, or 5%. The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

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

Loan and Lease Distribution
(dollars in thousands)
	As of December 31,
	2021	2020	2019	2018	2017
Real estate:
1-4 family residential construction	$21,369	$48,565	$105,979	$105,676	$74,256
Other construction/land	25,299	71,980	91,413	109,023	58,779
1-4 family - closed-end	289,457	139,836	200,181	236,825	204,766
Equity lines	26,588	38,075	49,599	56,320	62,590
Multi-family residential	53,458	61,865	54,457	54,877	42,930
Commercial real estate - owner occupied	334,446	343,199	343,883	301,324	263,447
Commercial real estate - non-owner occupied	882,888	1,062,498	412,569	438,344	379,432
Farmland	106,706	129,905	144,033	151,541	140,516
Total real estate	1,740,211	1,895,923	1,402,114	1,453,930	1,226,716
Agricultural	33,990	44,872	48,036	49,103	46,796
Commercial and industrial	109,791	209,048	115,532	128,220	135,662
Mortgage warehouse lines	101,184	307,679	189,103	91,813	138,020
Consumer loans	4,550	5,589	7,780	8,862	10,626
Total loans and leases	$1,989,726	$2,463,111	$1,762,565	$1,731,928	$1,557,820
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	1.07%	1.97%	6.01%	6.10%	4.77%
Other construction/land	1.27%	2.92%	5.19%	6.29%	3.77%
1-4 family - closed-end	14.55%	5.68%	11.36%	13.67%	13.14%
Equity lines	1.34%	1.55%	2.81%	3.25%	4.02%
Multi-family residential	2.69%	2.51%	3.09%	3.17%	2.76%
Commercial real estate - owner occupied	16.81%	13.93%	19.51%	17.40%	16.91%
Commercial real estate - non-owner occupied	44.37%	43.14%	23.41%	25.32%	24.36%
Farmland	5.36%	5.27%	8.17%	8.75%	9.02%
Total real estate	87.46%	76.97%	79.55%	83.95%	78.75%
Agricultural	1.71%	1.82%	2.73%	2.84%	3.00%
Commercial and industrial	5.51%	8.49%	6.55%	7.40%	8.71%
Mortgage warehouse lines	5.09%	12.49%	10.73%	5.30%	8.86%
Consumer loans	0.23%	0.23%	0.44%	0.51%	0.68%
	100.00%	100.00%	100.00%	100.00%	100.00%

The Company’s loan and lease balances declined in 2021 due to management actions to reduce non-owner occupied commercial real estate concentrations after a period of strong growth in 2020, a decline in utilization of mortgage warehouse lines, and SBA PPP loan forgiveness. Conversely, the Company experienced net growth in each of the four years from 2017 through 2020, despite fluctuations caused by variability in outstanding balances on mortgage warehouse lines, reductions associated with the resolution of impaired loans, weak loan demand in some years, tightened underwriting standards, and intense competition. This growth over these four years was due in part to acquisitions, including Coast National Bank in 2016 and Ojai Community Bank in 2017, as well as whole loan purchases and participations, and participation in the SBA PPP loan program in 2020.

For 2021, gross loans were down by $473.4 million, or 19%, primarily as a result of a $206.5 million decline in mortgage warehouse line utilization, an $87.6 million decline in SBA PPP loans due mostly to forgiveness of such loans, and a net decrease of $155.7 million in real estate secured loans, primarily from construction and other commercial real estate loans.

The overall decline in real estate secured loans during 2021 was partially offset by an increase of $149.6 million in 1-4 family residential real estate loans due to the $208.0 million purchase of jumbo mortgage loans during the second half of 2021. These mortgage loan purchases in 2021 and additional purchases in 2022, were designed as a bridge to organic loan growth with the Bank’s recent hiring of strategic lending team lift-outs as detailed below:

●	The Bank’s mortgage warehouse team program will be refreshed and rebuilt under the direction and leadership of a new Mortgage Warehouse Market President, who was hired for this role in the fourth quarter of 2021.
●	The Real Estate Industries Group (REIG) hired two new commercial real estate loan officers who are expected to continue the Bank’s commitment to serving the commercial real estate markets. Commercial Loan Officers were appointed to complement the REIG. In addition, further lending teams are currently being recruited along with additional underwriters to support the REIG.
●	Expansion of the agricultural lending and commercial & industrial (C&I) lending capabilities of the Bank is a key third element. In December 2021, the Company hired a new Agricultural and Commercial Lending President. We are actively recruiting additional lenders to expand the Agricultural and C&I teams with key lender lift outs across our footprint. Like the other groups, these relationship managers will be complemented with a team of portfolio managers who will assist with underwriting support, portfolio management, and identification of opportunities for additional credit extensions. It is recognized that we are unable to rely upon relationship managers alone for loan growth. Instead, a full team to support prudently underwritten loans is needed to minimize risk.

As demonstrated by the expansion of the lending teams, management remains focused on organic loan growth. No assurance can be provided with regard to future net growth in aggregate loan balances given occasional surges in prepayments, continued forgiveness of PPP loans; fluctuations in mortgage warehouse lending; and maintaining concentrations in certain sectors within our risk management parameters.

For 2020, gross loans were up by $700.5 million, or 40%, due largely to $649.9 million of organic growth in commercial real estate non-owner occupied loans. This growth was a deliberate effort of our Northern and Southern market loan production teams and was facilitated by the opening of a loan production office in Northern California (Roseville, California) and an expansion of the loan team in Southern California. This growth was complimented by an increase of $118.6 million, or 63% in mortgage warehouse lines and an increase of $93.5 million, or 82% in commercial and industrial loans due to our participation in the SBA PPP loan program. Multi-family residential loans increased $7.4 million or 14%. These increases were partially offset by declines in all other loan categories.

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The guidelines, as amended, are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines, as amended, establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of Tier 1 risk-based capital plus allowance for loan and lease losses; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of Tier 1 risk-based capital plus allowance for loan and lease losses, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period. This ratio was 378% at December 31, 2020 and declined to 249% at December 31, 2021.  At December 31, 2021, the Bank’s total construction, land development and other land loans represented 12% of Tier 1 risk-based capital plus allowance for loan and lease losses. The Bank believes as indicated by the guidelines that it does not have a concentration in CRE loans at December 31, 2021. However, given that the Bank has recently had a CRE concentration ratio in excess of 300%, the Bank and its board of directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the risk management of CRE under the guidelines.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2021, including non-accruing loans, grouped by remaining scheduled principal payments:

Loans and Lease Maturity
(dollars in thousands)
	As of December 31, 2021
	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total	Floating rate: due after one year	Fixed rate: due after one year
Real estate	$46,348	$122,077	$175,961	$1,395,825	$1,740,211	$628,530	$943,256
Agricultural	29,640	1,556	2,794	—	33,990	291	2,503
Commercial and industrial	26,709	56,088	26,450	544	109,791	10,987	16,007
Mortgage warehouse lines	101,184	—	—	—	101,184	—	—
Consumer loans	1,116	1,647	305	1,482	4,550	143	1,644
Total	$204,997	$181,368	$205,510	$1,397,851	$1,989,726	$639,951	$963,410

Generally, the Company’s contractual life of loans matches the loan’s amortization period, which is generally 25 years.  Rates on loans longer than five years typically adjust starting before ten years and each five years thereafter. For a comprehensive discussion of the Company’s liquidity position, balance sheet repricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $561 million at December 31, 2021, and $450 million at December 31, 2020, although it is not likely that all of those commitments will ultimately be drawn down. The increase in 2021 is due in part to a lower utilization of mortgage warehouse lines in 2021. Unused commitments represented approximately 22% of gross loans outstanding at December 31, 2021 and 18% at December 31, 2020. The Company also had undrawn letters of credit issued to customers totaling $6.7 million and $8.2 million at December 31, 2021 and 2020, respectively. Off-balance sheet obligations pose potential credit risk to the Company, and a $0.2 million reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2021, down $0.1 million from the previous year.  The unused commitments related to mortgage warehouse are unconditionally cancellable at any time. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-K outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $128.6 million as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company. For more information regarding the Company’s off-balance sheet arrangements, see Note 14 to the consolidated financial statements in Item 8 herein.

Contractual Obligations

At the end of 2021, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Subordinated debentures	$35,302	$—	$—	$—	$35,302
Long term debt	49,141	—	—	—	49,141
Operating leases	7,352	1,909	2,460	1,261	1,722
Other long-term obligations	1,222	60	13	30	1,119
Total	$93,017	$1,969	$2,473	$1,291	$87,284

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

The following table presents comparative data for the Company’s NPAs and performing TDRs as of the dates noted:

Nonperforming Assets and Performing TDRs
(dollars in thousands)
	As of December 31,
	2021	2020	2019	2018	2017
Real estate:
Other construction/land	$—	$—	$31	$82	$77
1-4 family - closed-end	1,023	1,193	741	799	871
Equity lines	892	2,403	480	408	922
Commercial real estate - owner occupied	1,234	1,678	1,440	605	236
Commercial real estate - non-owner occupied	—	582	2,105	49	123
Farmland	—	442	258	1,642	293
TOTAL REAL ESTATE	3,149	6,298	5,055	3,585	2,522
Agricultural	378	250	—	—	—
Commercial and industrial	973	1,026	651	1,425	1,301
Consumer loans	22	24	31	146	140
TOTAL NONPERFORMING LOANS (1) (2)	$4,522	$7,598	$5,737	$5,156	$3,963

Foreclosed assets	93	971	800	1,082	5,481
Total nonperforming assets	$4,615	$8,569	$6,537	$6,238	$9,444
Performing TDRs (1)	$4,910	$11,382	$8,415	$10,920	$12,413
Loans deferred under CARES Act (2)	$10,411	$29,500	$—	$—	$—
Nonperforming loans as a % of total gross loans and leases	0.23%	0.31%	0.33%	0.30%	0.25%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.23%	0.35%	0.37%	0.36%	0.60%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.
(2)	Loans deferred under the CARES act are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in the table.

NPAs totaled $4.6 million, or 0.2% of gross loans and leases plus foreclosed assets at the end of 2021, down from $8.6 million, or 0.4% of gross loans and leases plus foreclosed assets at the end of 2020. NPAs increased $2.0 million in 2020, of which $1.4 million was a result of 10 loans previously deferred under section 4013 of the CARES Act, that were unable to resume their scheduled payments at the end of the deferral period.

Nonperforming loans secured by real estate comprised $3.1 million of total nonperforming loans at December 31, 2021, a decrease of $3.1 million, or 50%, since December 31, 2020. There was also an increase of $0.1 million in agricultural production loans but a decrease of $0.1 million in commercial and industrial loans. Consumer nonperforming loans were mostly unchanged during 2021. Nonperforming loan balances at December 31, 2021 include $3.0 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such. We also had $10.4 million in loans deferred under the CARES Act, which are not treated as TDRs and were still accruing interest at December 31, 2021, and $4.9 million in loans classified as performing TDRs for which we were still accruing interest at December 31, 2021, a decrease of $6.5 million, or 57%, relative to December 31, 2020. Notes 2 and 4 to the consolidated financial statements provide a more comprehensive disclosure of TDR balances and activity within recent periods.

Loan modifications not treated as TDRs were $10.4 million at December 31, 2021 and are made to one borrower. Of the total loans modified at year end, 100%, are lessors of non-residential buildings. All of the loans currently under modification have maturities within 90 days. All loans are well secured based on the most recent appraisal.

The balance of foreclosed assets had a carrying value of $0.1 million at December 31, 2021, comprised of one property classified as OREO. At the end of 2020 foreclosed assets totaled $1.0 million, consisting of 7 properties classified as OREO. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Allowance for Loan and Lease Losses/Allowance for Credit Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on specifically identified impaired loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off. Note 2 to the consolidated financial statements provides a more comprehensive discussion of the accounting guidance we conform to and the methodology we use to determine an appropriate allowance for loan and lease losses, including information regarding the Company’s decision to defer implementation of Current Expected Credit Loss ("CECL") accounting method. The Company’s allowance for loan and lease losses was $14.3 million, or 0.7% of gross loans at December 31, 2021, relative to $17.7 million, or 0.7% of gross loans at December 31, 2020. The decrease in the allowance resulted from the release of $3.7 million in loan and lease loss reserves in 2021, plus $0.2 million in net loan recoveries. Reserves were established for losses inherent in incremental loan balances and unanticipated charge-offs in 2021. The net decrease in the allowance might have resulted in an increase if not for the following circumstances: charge-offs were recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; all acquired loans were booked at their fair values, and thus did not initially require a loan and lease loss allowance; and loan and lease loss rates have been declining, having a positive impact on general reserves established for performing loans. The ratio of the allowance to nonperforming loans was 315% at December 31, 2021, relative to 233% at December 31, 2020, and 173% at December 31, 2019. As described above, a separate allowance of $0.2 million for potential losses inherent in unused commitments is included in other liabilities at December 31, 2021.

The Company recorded a loan and lease loss benefit of $3.7 million in 2021 compared to a loan and lease loss provision of $8.6 million in 2020, and $2.6 million in 2019. Our allowance for probable losses on specifically identified impaired loans decreased $0.2 million, or 20%, during 2021, whereas it increased  $0.2 million, or 20%, during 2020. The allowance for probable losses inherent in non-impaired loans decreased by $3.3 million, or 20%, as a result of continued improvements in the overall economy, a reduction in historical loss rates, net loan recoveries in 2021, a change in the mix of loans, and lower outstanding balances of net loans and leases.

The following table sets forth the Company’s net charge-offs as a percentage to the average loan balances in each loan category, as well as other credit related ratios at or for the periods indicated:

Credit Ratios
(dollars in thousands, unaudited)
	As of and for the years ended December 31,
	2021			2020			2019
	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Real estate:
1-4 family residential construction	$—	$36,245	0.00%	$—	$85,934	0.00%	$—	$111,533	0.00%
Other construction/land	(328)	35,906	(0.91)%	(40)	86,363	(0.05)%	(2)	101,480	(0.00)%
1-4 family - closed-end	67	160,522	0.04%	(13)	175,776	(0.01)%	(148)	221,505	(0.07)%
Equity lines	(13)	33,484	(0.04)%	(34)	44,306	(0.08)%	(150)	53,186	(0.28)%
Multi-family residential	—	57,318	0.00%	—	58,666	0.00%	—	53,514	0.00%
Commercial real estate - owner occupied	—	350,197	0.00%	—	322,460	0.00%	—	324,575	0.00%
Commercial real estate - non-owner occupied	(82)	1,021,759	(0.01)%	—	701,422	0.00%	843	425,292	0.20%
Farmland	—	122,931	0.00%	—	135,759	0.00%	—	149,380	0.00%
Total real estate	(356)	1,818,362	(0.02)%	(87)	1,610,686	(0.01)%	543	1,440,465	0.04%
Agricultural	50	42,866	0.12%	—	47,299	0.00%	—	50,042	0.00%
Commercial and industrial	(64)	155,365	(0.04)%	307	182,802	0.17%	584	120,573	0.48%
Mortgage warehouse lines	—	147,996	0.00%	—	221,319	0.00%	—	134,171	0.00%
Consumer loans	202	4,993	4.05%	515	6,584	7.82%	1,250	8,497	14.71%
Total	$(168)	$2,169,582	(0.01)%	$735	$2,068,690	0.04%	$2,377	$1,753,748	0.14%
Allowance for loan and lease losses to gross loans and leases at end of period			0.72%			0.72%			0.56%
Nonaccrual loans to gross loans and leases at end of period			0.23%			0.31%			0.33%
Allowance for loan and lease losses to nonaccrual loans			315.26%			233.46%			172.96%

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

Allocation of Allowance for Loan and Lease Losses
(dollars in thousands)
	As of December 31,
	2021		2020		2019		2018		2017
	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans
Real Estate	$11,586	87.46%	$11,766	76.97%	$5,635	79.55%	$5,831	83.95%	$4,786	78.75%
Agricultural	464	1.71%	482	1.82%	193	2.73%	256	2.84%	208	3.00%
Commercial and industrial (2)	1,559	10.60%	4,721	20.98%	2,685	17.28%	2,394	12.70%	2,772	17.57%
Consumer loans	510	0.23%	720	0.23%	1,278	0.44%	1,239	0.51%	1,231	0.68%
Unallocated	137	—	49	—	132	—	30	—	46	—
Total	$14,256	100.00%	$17,738	100.00%	$9,923	100.00%	$9,750	100.00%	$9,043	100.00%
(1)	Represents percentage of loans in category to total loans

(2)	Includes mortgage warehouse lines

The Company’s allowance for loan and lease losses at December 31, 2021 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting, or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance. The Company adopted the current expected credit losses methodology on January 1, 2020, under FASB Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) to January 1, 2022. However, as previously noted under the Allowance for Loan and Lease Losses section above in March 2020, the Company elected under Section 4014 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act to defer the implementation of CECL. At the time the decision was made, there was a significant change in economic uncertainty on the local, regional, and national levels as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. Further, the Company has taken actions to serve our communities during the pandemic, including permitting short-term payment deferrals to current customers, as well as originating bridge loans and SBA PPP loans. Upon adoption of CECL, the Company was required to make an adjustment to equity, net of taxes, equal to the difference between the allowance for credit losses calculated under the CECL method and the allowance for loan and lease losses as calculated under the incurred loss method as of December 31, 2021. Therefore, on January 1, 2022, the Company recorded a $10.4 million increase in the allowance for credit losses, which includes a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes.

Investments

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $1.2 billion, or 35% of total assets at December 31, 2021, as compared to $547.5 million, or 17% of total assets at December 31, 2020.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances held primarily in our Federal Reserve Bank account totaled $193.3 million at December 31, 2021, as compared to $3.5 million at December 31, 2020. The average rate on the interest-bearing balances was 0.14% for 2021.  Due to the low rate on this investment, the Company worked diligently to identify earning assets for purchase.  With respect to the investment portfolio, the Company  purchased $332.8 million of AAA and AA-rated Collateralized Loan Obligations (“CLOs”). These structured investments complement our fixed-rate earning assets as CLOs have rates that adjust quarterly. In addition, certain loan purchases    The Company’s investment securities portfolio had a book balance of $973.3 million at December 31, 2021, compared to $544.0 million at December 31, 2020, reflecting a net increase of $429.3 million, or 79%. The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for bonds in our investment portfolio was 5.7 years and their average effective duration was 3.2 years at December 31, 2021, as compared to an expected average life of 4.2 years and an average effective duration of 2.4 years at year-end 2020.

The following Investment Portfolio table reflects the amortized cost and fair market values for each primary category of investment securities for the past three years:

Investment Portfolio-Available for Sale
(dollars in thousands)
	As of December 31,
	2021		2020		2019
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
U.S. government agencies	$1,546	$1,574	$1,725	$1,800	$12,125	$12,145
Mortgage-backed securities	303,912	306,727	304,108	314,435	398,353	400,389
State and political subdivisions	290,729	304,268	212,011	227,739	181,900	188,265
Corporate bonds	28,436	28,529	—	—	—	—
Collateralized loan obligations	332,836	332,216	—	—	—	—
Total securities	$957,459	$973,314	$517,844	$543,974	$592,378	$600,799

The net unrealized gain on our investment portfolio, or the amount by which aggregate fair market values exceeded the amortized cost, was $15.9 million at December 31, 2021 as compared to $26.1 million at December 31, 2020, a decrease of $10.2 million. The change in 2021 was caused by higher market interest rates on fixed-rate bond values. The balance of U.S. Government agency securities in our portfolio declined by $0.2 million, or 13%, during 2021 due primarily to bond maturities. Similarly, mortgage-backed securities decreased by $7.7 million, or 2% due to prepayments not being reinvested. Municipal bond balances increased by $76.5 million, or 34% due to purchases.  Municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio undergo a detailed quarterly review for potential impairment. CLOs, all AAA or AA rated, were purchased during 2021 for $332.2 million as an asset class diversification strategy as management continues to utilize available liquidity and improve asset sensitivity, as described above.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $167.2 million at December 31, 2021 and $232.0 million at December 31, 2020, leaving $806.1 million in unpledged debt securities at December 31, 2021 and $312.0 million at December 31, 2020. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $47.0 million at December 31, 2021 and $52.9 million at December 31, 2020.

Cash and Due from Banks

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches and our reserve requirement, among other things, and is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds. The Company’s balance of noninterest earning cash and balances due from correspondent banks totaled $63.1 million, or 2% of total assets at December 31, 2021, and $67.9 million, or 2% of total assets at December 31, 2020. The average balance of non-earning cash and due from banks, which can be used to determine trends, was $75.7 million for 2021 and $72.0 million for 2020 and 2019.

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

The following premises and equipment table reflects the original cost, accumulated depreciation and amortization, and net book value of fixed assets by major category, for the years noted:

Premises and Equipment
(dollars in thousands)
	As of December 31,
	2021			2020			2019
		Accumulated			Accumulated			Accumulated
		Depreciation			Depreciation			Depreciation
		and	Net Book		and	Net Book		and	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value	Cost	Amortization	Value
Land	$4,823	$—	$4,823	$5,751	$—	$5,751	$5,751	$—	$5,751
Buildings	21,006	11,284	9,722	21,580	11,005	10,575	21,526	10,407	11,119
Furniture and equipment	19,242	14,925	4,317	20,705	15,474	5,231	17,798	14,365	3,433
Leasehold improvements	14,682	9,973	4,709	15,226	9,278	5,948	15,357	8,269	7,088
Construction in progress	—	—	—	—	—	—	44	—	44
Total	$59,753	$36,182	$23,571	$63,262	$35,757	$27,505	$60,476	$33,041	$27,435

The net book value of the Company’s premises and equipment was 1% of total assets at both December 31, 2021, and December 31, 2020. Depreciation and amortization included in occupancy and equipment expense totaled $3.1 million in 2021 and $2.8 million in 2020.

Other Assets

Goodwill totaled $27.4 million at December 31, 2021, unchanged for the year and other intangible assets were $3.3 million, a decrease of $1.0 million, or 24%, as a result of amortization expense recorded on core deposit intangibles. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment following FASB guidelines and based on those analytics Management has determined that no impairment exists as of December 31, 2021.

The net cash surrender value of bank-owned life insurance policies increased to $54.2 million at December 31, 2021 from $52.5 million at December 31, 2020, due to the addition of BOLI income to net cash surrender values. Refer to the “Noninterest Revenue and Operating Expense” section above for a more detailed discussion of BOLI and the income it generates.

The remainder of other assets consists primarily of right-of-use assets tied to operating leases, accrued interest receivable, deferred taxes, investments in bank stocks, other real estate owned, prepaid assets, investments in low-income housing credits, investments in SBA loan funds, and other miscellaneous assets. The total operating lease right-of-use asset recorded on the books is $10.0 million less accumulated amortization of $4.6 million. The bank stocks include Pacific Coast Bankers Bank stock and restricted stock related to the Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

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

Deposit Distribution
(dollars in thousands)
	Year Ended December 31,
	2021	2020	2019	2018	2017
Interest bearing demand deposits	$129,783	$109,938	$91,212	$101,243	$118,533
Noninterest bearing demand deposits	1,084,544	943,664	690,950	662,527	635,434
NOW	614,770	558,407	458,600	434,483	405,057
Savings	450,785	368,420	294,317	283,953	283,126
Money market	147,793	131,232	118,933	123,807	171,611
Customer time deposits	293,897	412,945	464,362	460,327	374,625
Brokered deposits	60,000	100,000	50,000	50,000	—
Total deposits	$2,781,572	$2,624,606	$2,168,374	$2,116,340	$1,988,386

Percentage of Total Deposits
Interest bearing demand deposits	4.67%	4.19%	4.21%	4.78%	5.96%
Noninterest bearing demand deposits	38.99%	35.95%	31.86%	31.31%	31.96%
NOW	22.10%	21.28%	21.15%	20.53%	20.37%
Savings	16.21%	14.04%	13.57%	13.42%	14.24%
Money market	5.31%	5.00%	5.48%	5.85%	8.63%
Customer time deposits	10.57%	15.73%	21.42%	21.75%	18.84%
Brokered deposits	2.16%	3.81%	2.31%	2.36%	—
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Deposit balances reflect net growth of $157.0 million, or 6%, in 2021 and $456.2 million, or 21%, during 2020. The increase in 2021 and 2020 is primarily due to organic growth as both consumer and commercial existing customers increased their deposit account balances.

Noninterest bearing demand deposit balances were up $140.9 million, or 15%; NOW and interest-bearing demand accounts increased by $16.1 million, or 1% in 2021. Overall non-maturity deposits increased by $316.0 million, or 15%, to $2.4 billion at December 31, 2021.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth.

The following table presents the estimated deposits exceeding the FDIC insurance limit:

Uninsured Deposits
(dollars in thousands)
	Year Ended December 31,
	2021	2020
Uninsured deposits	$929,583	$878,086

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $58.2 million. The following table presents the maturity distribution of the estimated uninsured time deposits:

Uninsured Time Deposit Maturity Distribution
(dollars in thousands)
	As of December 31, 2021
	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits	$48,051	$4,517	$5,064	$558	$58,190

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

Total non-deposit interest-bearing liabilities decreased $25.8 million, or 12%, in 2021, due primarily to decreases in overnight fed funds purchased, and FHLB advances. The decreases were partially offset by increases in customer repurchase agreements and long-term debt. Non-deposit interest-bearing liabilities increased $136.5 million, or 298%, in 2020, due to increases in overnight fed funds purchased, FHLB advances, and customer repurchase agreements.  These increases were primarily to fund fluctuations in our mortgage warehouse loan balances. The Company had no overnight fed funds purchased, overnight FHLB advances or short-term borrowings from the FHLB at December 31, 2021, as compared to $100.0 million in overnight fed funds purchased, $37.9 million in overnight FHLB advances and $5.0 million in short-term borrowings from the FHLB at December 31, 2020. Repurchase agreements totaled $106.9 million at year-end 2021 relative to a balance of $39.1 million at year-end 2020. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. The Company had junior subordinated debentures totaling $35.3 million at December 31, 2021 and $35.1 million December 31, 2020, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities. The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016. Long term debt increased to $49.1 million for the year ended December 31, 2021, from the issuance of $50 million in 3.25% fixed – floating subordinated debt with a ten-year maturity in the third quarter of 2021. The Company contributed $25 million of additional capital to the Bank in the fourth quarter of 2021 and is utilizing the remainder of the funds for general corporate purposes, which includes repurchasing shares of common stock, among other things.

The details of the Company’s short-term borrowings are presented in the table below, for the years noted:

Short-term Borrowings
(dollars in thousands)
	Year Ended December 31,
	2021	2020	2019
Repurchase Agreements
Balance at December 31	$106,937	$39,138	$25,711
Average amount outstanding	70,443	34,614	22,090
Maximum amount outstanding at any month end	106,937	41,449	27,712
Average interest rate for the year	0.30%	0.40%	0.40%

Fed funds purchased
Balance at December 31	$—	$100,000	$—
Average amount outstanding	1,561	1,918	313
Maximum amount outstanding at any month end	—	100,000	—
Average interest rate for the year	0.06%	0.21%	0.32%

FHLB advances
Balance at December 31	$—	$42,900	$20,000
Average amount outstanding	3,625	54,244	13,229
Maximum amount outstanding at any month end	5,000	195,100	63,700
Average interest rate for the year	0.06%	0.19%	2.06%

Other Noninterest Bearing Liabilities

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities increased by $0.5 million, or 1%, during 2021.

Capital Resources

The Company had total shareholders’ equity of $362.5 million at December 31, 2021 as compared to $343.9 million at December 31, 2020. The increase of $18.6 million, or 5%, is due to $43.0 million in net income and approximately $1.2 million in additional capital related to equity compensation, net of a $7.2 million decrease in our accumulated other comprehensive income, $13.2 million in dividends paid and $5.2 million in stock repurchased.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios at the dates indicated:

	December 31,	To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
2021
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	10.43%	8.50%
Bank of the Sierra	11.31%	8.50%

2020
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	10.50%	8.00%
Bank of the Sierra	10.12%	8.00%
(1)	The community bank leverage ratio minimum requirement is 8% as of December 31, 2020, 8.5% for calendar year 2021, and 9% for calendar year 2022 and beyond

At the end of 2021, as our Community Bank Leverage Ratio exceeded 8.5%, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, and our regulatory capital ratios remained above the median for peer financial institutions. We do not foresee any circumstances that would cause the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur. A more detailed table of regulatory capital ratios, which includes the capital amounts and ratios required to qualify as “well capitalized” as well as minimum capital ratios, appears in Note 16 to the Consolidated Financial Statements in Item 8 herein. For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $1.1 billion at December 31, 2021. The Company was also eligible to borrow approximately $51.0 million at the Federal Reserve Discount Window based on pledged assets at December 31, 2021. Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2021, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $853.2 million of the Company’s investment balances, as compared to $364.9 million at December 31, 2020. Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $128.6 million at December 31, 2021. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

At December 31, 2021 and December 31, 2020, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and Secondary Liquidity Sources	December 31, 2021	December 31, 2020
Cash and due from banks	$257,528	$71,417
Unpledged investment securities	806,132	311,983
Excess pledged securities	47,024	52,892
FHLB borrowing availability	787,519	535,404
Unsecured lines of credit	305,000	230,000
Funds available through fed discount window	50,608	58,127
Totals	$2,253,811	$1,259,823

The Company did not experience a change in its ability to access traditional funding sources due to the COVID-19 pandemic. The Company had adequate sources of cash to accommodate pandemic related cash needs over the past two years such as the ability to defer $424.0 million in loans under the CARES act and to fund $177.9 million in SBA PPP loans. There were no material operational expenditures related to the COVID-19 pandemic, other than $0.1 million for software purchased to accommodate the processing of SBA PPP loans.

The Company’s net loans to assets and available investments to assets ratios were 59% and 31%, respectively, at December 31, 2021, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were all well within policy guidelines at December 31, 2021.

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

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration (dollars in thousands):

	December 31, 2021		December 31, 2020
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	16.59%	$16,974	(1.56)%	$(1,746)
+300	13.69%	$14,009	(0.77)%	$(861)
+200	9.98%	$10,214	0.03%	$38
+100	5.64%	$5,772	0.51%	$567
Base
-100	(10.29)%	$(10,529)	(7.67)%	$(8,583)

The simulation for the period ending December 31, 2021, indicates that the Company is asset sensitive, with sizeable increases in net interest income in rising rate scenarios, however a continued drop in interest rates could have a substantial negative impact. The change in the magnitude of the Company’s asset sensitivity based on its interest rate risk model at December 31, 2021, as compared to December 31, 2020, is due mostly to the level of overnight cash held as an interest bearing deposit at the Federal Reserve Bank. At December 31, 2021, the Company had $193.2 million in overnight cash with the Federal Reserve Bank compared to $2.4 million at December 31, 2020.  As this cash is held overnight, any change in interest rate in the model would increase the yield on such overnight cash immediately, therefore, increasing the Company’s asset sensitivity.

For the prior year ending December 31, 2020 the simulations indicate that the Company’s net interest income will remain relatively flat over the next 12 months in the up 100 and 200 basis point scenarios but declines after that in a rising rate environment, indicating that the Company was potentially liability sensitive; furthermore, a drop in interest rates could have had a substantial negative impact on earnings. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $5.8 million, or 6%, relative to a stable interest rate scenario, with the favorable variance increasing as interest rates rise higher. If interest rates were to decline by 100 basis points, however, net interest income would likely be around $10.5 million lower than in a stable interest rate scenario, for a negative variance of 10%.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When no balance sheet growth is incorporated and a stable interest rate environment is assumed, projected annual net interest income is about $9.5 million lower, or 9% than in our standard simulation. However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from excessive non-maturity deposit runoff and/or unfavorable deposit rate changes in rising rate scenarios.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of December 31, 2021, and 2020, under different interest rate scenarios relative to a base case of current interest rates (dollars in thousands):

	December 31, 2021		December 31, 2020
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	36.40%	$210,185	32.19%	$163,713
+300	32.66%	$188,603	28.81%	$146,533
+200	26.21%	$151,341	23.69%	$120,513
+100	15.54%	$89,711	14.60%	$74,251
Base
-100	(22.25)%	$(128,469)	(7.26)%	$(36,919)

The table shows that our EVE will generally deteriorate in declining rate scenarios but should benefit from a parallel shift upward in the yield curve. The increase in value of the Company’s large volume of stable DDA balances is expected to outweigh the decrease in value of the fixed rate assets, causing the overall net increase in EVE in the up-shock scenarios. Our EVE deltas have increased given the relative starting points of our non-maturity deposits in the current rate environment.  Specifically, as the current rates are very low, the value of the non-maturity deposits is lower than it has been historically.  The impact of an increase in rates has an expected greater magnitude impact on the value of such deposits.

We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of slower loan prepayment speeds in the up-shock scenarios and faster prepayment speeds in the down-shock scenarios as well as unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased. Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ report listed below are included herein:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Sierra Bancorp and Subsidiary
Porterville, California

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).

We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control —Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework: (2013) issued by COSO.

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

Allowance for Loan and Lease Losses

As discussed in Note 4 to the Company’s consolidated financial statements, the Company has a gross loan and lease portfolio of $2.0 billion and related allowance for loan and lease losses of $14.3 million as of December 31, 2021. The determination of the allowance for loan and lease losses is a material and complex estimate requiring significant management’s judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan and lease portfolio. The allowance for loan and lease losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.

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

We identified the allowance for loan and lease losses as a critical matter. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Testing the design and operating effectiveness of controls relating to management’s timely identification of problem loans, appropriate application of loan rating policy, consistency of application of accounting policies and appropriateness of assumptions used in the allowance for loan and lease losses calculation.

•	Evaluating the reasonableness of assumptions and sources of data used by management in forming the loss factors by performing retrospective review of historic loan and lease loss experience and analyzing historical data used in developing the assumptions.

•	Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used.

•	Testing the mathematical accuracy and computation of the allowance for loan and lease losses.

•	Evaluating the period to period consistency with which qualitative loss factors are determined and applied.

/s/ Eide Bailly LLP

San Ramon, California

March 10, 2022

We have served as the Company’s auditor since 2019. Vavrinek, Trine, Day & Co., LLP, who joined Eide Bailly LLP in 2019, had served as the Company’s auditor since 2004.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(dollars in thousands)

	2021	2020
ASSETS
Cash and due from banks	$63,147	$67,908
Interest bearing deposits in banks	194,381	3,509
Cash and cash equivalents	257,528	71,417
Securities available-for-sale	973,314	543,974
Loans and leases:
Gross loans and leases	1,989,726	2,463,111
Allowance for loan and lease losses	(14,256)	(17,738)
Deferred loan and lease (fees) costs, net	(1,865)	(3,147)
Net loans and leases	1,973,605	2,442,226
Foreclosed assets	93	971
Premises and equipment, net	23,571	27,505
Goodwill	27,357	27,357
Other intangible assets, net	3,275	4,307
Company owned life insurance	54,242	52,539
Other assets	58,029	50,446
	$3,371,014	$3,220,742
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,084,544	$943,664
Interest bearing	1,697,028	1,680,942
Total deposits	2,781,572	2,624,606
Repurchase agreements	106,937	39,138
Short-term borrowings	—	142,900
Long-term debt	49,141	—
Subordinated debentures, net	35,302	35,124
Other liabilities	35,568	35,078
Total liabilities	3,008,520	2,876,846
Commitments and contingent liabilities (Notes 6 & 14)
Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued; Common stock, no par value; 24,000,000 shares authorized; 15,270,010 and 15,388,423 shares issued and outstanding in 2021 and 2020, respectively	113,007	113,384
Additional paid-in capital	3,910	3,736
Retained earnings	234,410	208,371
Accumulated other comprehensive gain, net of taxes of $(4,687) in 2021 and $(7,725) in 2020	11,167	18,405
Total shareholders' equity	362,494	343,896
	$3,371,014	$3,220,742

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands, except per share data)

	2021	2020	2019
Interest and dividend income
Loans and leases, including fees	$99,249	$96,181	$95,898
Taxable securities	7,239	8,199	10,139
Tax-exempt securities	6,218	5,707	4,534
Federal funds sold and other	370	156	376
Total interest income	113,076	110,243	110,947
Interest expense
Deposits	2,390	3,948	11,380
Short-term borrowings	213	243	362
Long-term debt	468	—	—
Subordinated debentures	979	1,217	1,836
Total interest expense	4,050	5,408	13,578
Net interest income	109,026	104,835	97,369
(Benefit) provision for loan and lease losses	(3,650)	8,550	2,550
Net interest income after provision for loan and lease losses	112,676	96,285	94,819
Noninterest income
Service charges on deposits	11,846	11,765	12,742
Checkcard fees	8,485	7,023	6,584
Net gains (losses) on sale of securities available-for-sale	11	390	(198)
Increase in cash surrender value of life insurance	2,648	2,412	2,184
Other income	5,089	4,560	2,165
Total noninterest income	28,079	26,150	23,477
Noninterest expense
Salaries and employee benefits	42,431	40,178	35,978
Occupancy and equipment	9,837	9,842	9,845
Acquisition costs	—	—	22
Other	31,288	25,892	24,733
Total noninterest expense	83,556	75,912	70,578
Income before income taxes	57,199	46,523	47,718
Provision for income taxes	14,187	11,079	11,757
Net income	$43,012	$35,444	$35,961
Earnings per share
Basic	$2.82	$2.33	$2.35
Diluted	$2.80	$2.32	$2.33
Weighted average shares outstanding, basic	15,241,957	15,216,749	15,311,113
Weighted average shares outstanding, diluted	15,353,445	15,280,325	15,437,111

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands, except footnotes)

	2021	2020	2019
Net income	$43,012	$35,444	$35,961
Other comprehensive income, before tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	(10,265)	18,099	17,686
Reclassification adjustment for (gains) losses included in net income (1)	(11)	(390)	198
Other comprehensive gain (loss), before tax	(10,276)	17,709	17,884
Income tax (expense) benefit related to items of other comprehensive income	3,038	(5,236)	(5,286)
Total other comprehensive gain (loss), net of tax	(7,238)	12,473	12,598
Comprehensive income	$35,774	$47,917	$48,559
(1)	Amounts are included in net (gains) losses on securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax (expense) benefit associated with the reclassification adjustment for the years ended 2021, 2020 and 2019 was $(3,000), $(115,000), and $59,000 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2021

(dollars in thousands, except per share data)

	Common Stock
					Accumulated
			Additional		Other
			Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Gain (Loss)	Equity
Balance, January 1, 2019	15,300,460	$112,507	$3,066	$164,117	$(6,666)	$273,024
Net Income	—	—	—	35,961	—	35,961
Other comprehensive loss, net of tax	—	—	—	—	12,598	12,598
Exercise of stock options	82,681	1,337	(249)	—	—	1,088
Stock based compensation expense	—	—	490	—	—	490
Stock repurchase	(98,603)	(665)	—	(1,879)	—	(2,544)
Cash dividends - $.74 per share	—	—	—	(11,332)	—	(11,332)
Balance, December 31, 2019	15,284,538	113,179	3,307	186,867	5,932	309,285
Net Income	—	—	—	35,444	—	35,444
Other comprehensive gain, net of tax	—	—	—	—	12,473	12,473
Exercise of stock options	67,050	1,034	(259)	—	—	775
Stock based compensation expense	148,885	—	688	—	—	688
Stock repurchase	(112,050)	(829)	—	(1,733)	—	(2,562)
Cash dividends - $.80 per share	—	—	—	(12,207)	—	(12,207)
Balance, December 31, 2020	15,388,423	113,384	3,736	208,371	18,405	343,896
Net Income	—	—	—	43,012	—	43,012
Other comprehensive loss, net of tax	—	—	—	—	(7,238)	(7,238)
Stock options exercised; net of shares surrendered for cashless exercises	25,452	422	(141)	—	—	281
Restricted stock granted	73,912	680	(680)	—	—	—
Restricted stock surrendered due to employee tax liability	(12,122)	(89)	—	(203)	—	(292)
Restricted stock forfeited / cancelled	(18,217)	—	—	—	—	—
Stock based compensation - stock options	—	—	118	—	—	118
Stock based compensation - restricted stock	—	—	877	—	—	877
Stock repurchase	(187,438)	(1,390)	—	(3,538)	—	(4,928)
Cash dividends - $.87 per share	—	—	—	(13,232)	—	(13,232)
Balance, December 31, 2021	15,270,010	$113,007	$3,910	$234,410	$11,167	$362,494

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021, 2020, and 2019

(dollars in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$43,012	$35,444	$35,961
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of securities	(11)	(390)	198
(Gain) loss on disposal of fixed assets	(180)	—	28
Gain on sale of foreclosed assets	(153)	(10)	(107)
Writedown of foreclosed assets	174	124	77
Stock based compensation expense	995	688	490
(Benefit) provision for loan and lease losses	(3,650)	8,550	2,550
Depreciation and amortization	3,237	3,025	2,988
Net amortization on securities premiums and discounts	4,914	4,789	4,449
Accretion of discounts for loans acquired and net deferred loan fees	(411)	(663)	(1,023)
Increase in cash surrender value of life insurance policies	(2,648)	(2,412)	(2,184)
Amortization of core deposit intangible	1,032	1,074	1,074
Decrease (increase) in interest receivable and other assets	6,435	(488)	(9,224)
Increase (decrease) in other liabilities	1,602	(8,151)	9,662
Deferred income tax provision (benefit)	85	(2,611)	(97)
Increase in equity securities	(2,523)	(447)	(232)
Net amortization of partnership investment	746	1,505	2,127
Net cash provided by operating activities	52,656	40,027	46,737
Cash flows from investing activities:
Maturities and calls of securities available for sale	10,390	12,385	9,809
Proceeds from sales of securities available for sale	148	20,298	60,510
Purchases of securities available for sale	(568,174)	(71,816)	(190,168)
Principal paydowns on securities available for sale	113,117	109,267	92,766
Net purchases of FHLB stock	—	—	(833)
Loan originations and payments, net	472,589	(697,305)	(32,376)
Purchases of premises and equipment, net	(371)	(2,916)	(783)
Proceeds from sales of fixed assets	1,426	—	10
Proceeds from sales of foreclosed assets	950	2,445	7,955
Purchase of bank owned life insurance	(39)	(210)	(440)
Liquidation of bank-owned life insurance	—	326	260
Proceeds from BOLI death benefit	984	274	—
Net increase in partnership investment	(10,400)	—	—
Net cash provided by (used in) investing activities	20,620	(627,252)	(53,290)
Cash flows from financing activities:
Increase in deposits	156,966	456,232	52,034
(Decrease) increase in borrowed funds	(42,900)	22,900	(36,100)
Increase in repurchase agreements	67,799	13,427	9,352
(Decrease) increase in fed funds purchased	(100,000)	100,000	—
Cash dividends paid	(13,232)	(12,207)	(11,332)
Repurchases of common stock	(5,220)	(2,562)	(2,544)
Stock options exercised	281	775	1,088
Proceeds from issuance of subordinated debt	49,141	—	—
Net cash provided by financing activities	112,835	578,565	12,498
Increase (decrease) in cash and due from banks	186,111	(8,660)	5,945
Cash and cash equivalents, beginning of year	71,417	80,077	74,132
Cash and cash equivalents, end of year	$257,528	$71,417	$80,077

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands)

	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,649	$6,007	$13,769
Income taxes	$13,554	$14,490	$12,000
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$93	$2,562	$27
Change in unrealized net (losses) gains on securities available-for-sale	$(10,276)	$17,709	$17,884
Operating right-of-use asset pursuant to adoption of ASU 2016-02	$—	$—	$8,308
Operating lease liability pursuant to adoption of ASU 2016-02	$—	$—	$8,915

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

At December 31, 2021, the Bank operated 35 full service branch offices, an online branch and provides specialized lending services through an agricultural credit center, an SBA center, Mortgage Warehouse lending divisions and a dedicated loan production office in Roseville, California. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate, construction and mortgage loans. Loans are made in California within the market area of the South Central San Joaquin Valley, the Central Coast, Ventura County and neighboring communities. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2021. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

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

FHLB Stock and Other Investments

The Bank is a member of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost in other assets, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank’s investment in FHLB stock was approximately $12.4 million at December 31, 2021 and $10.7 million at December 31, 2020.

Pursuant to the adoption of ASU 2016-01 on January 1, 2018, the Company elected the measurement alternative for measuring equity securities without readily determinable fair values at cost less impairment, plus or minus observable price changes in orderly transactions. The carrying amount of equity securities without readily determinable fair values is $3.3 million and $2.5 million at December 31, 2021 and 2020, respectively. Equity securities primarily consist of an investment in Pacific Coast Bankers’ Bank (“PCBB”). A remeasurement gain of $0.9 million, $0.4 million and $0.2 million was recorded to income during the years ended December 31, 2021, 2020 and 2019, on PCBB stock. $2.7 million in cumulative remeasurement gains have been recorded as of December 31, 2021 on PCBB stock. Adjustments to the carrying value of PCBB stock were based on a third party valuation.

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

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2021, 2020, or 2019 regarding these representations and warranties.

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

The Company had one foreclosed residential real estate property recorded at December 31, 2021, as a result of obtaining physical possession of the property. At December 31, 2021, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process was $.008 million.

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

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are tested for impairment at least annually or more frequently if events and circumstances exist which indicate that an impairment test should be performed. The Company selected December 31, 2021 as the date to perform the annual impairment test for 2021. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was no impairment recognized for the years ended December 31, 2021, 2020, and 2019.

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Details regarding these commitments and financial instruments are discussed in detail in Note 14 to the consolidated financial statements.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2021 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Stock-Based Compensation

At December 31, 2021, the Company had one stock-based compensation plan, the Sierra Bancorp 2017 Stock Incentive Plan (the “2017 Plan”), which was adopted by the Company’s Board of Directors on March 16, 2017 and approved by the Company’s shareholders on May 24, 2017. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007” Plan), which expired by its own terms on March 15, 2017. Options to purchase shares granted under the 2007 Plan that remained outstanding were unaffected by that plan’s termination. The 2017 Plan covers 850,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants.

Compensation cost and director’s expense is recognized for stock options and restricted stock awards issued to employees and directors and is recognized over the required service period, generally defined as the vesting period. The Company is using the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. The “multiple option” approach for stock options is used to allocate the resulting valuation to actual expense for current period. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option exercise and post-vesting termination behavior. The expected term of stock options granted is based on historical data and represents the period of time that options granted are expected to be outstanding subsequent to vesting, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of each stock option is estimated on the date of grant using the following assumptions:

	2020	2019
Dividend yield	3.02%	2.62%
Expected Volatility	25.06%	34.57%
Risk-free interest rate	1.47%	2.70%
Expected option life	6.4 years	5.4 years

No stock options were granted during the year ended December 31, 2021.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Recent Accounting Pronouncements

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term, adjusted by expected prepayments, for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be estimated for the contractual term of the financial asset, adjusted by prepayments, based on historical experience, current conditions, and reasonable and supportable forecasts of future economic conditions. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses, in contrast to acquired loans not identified as purchased credit deteriorated for which the allowance will be established through a charge to credit loss expense. Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 was originally scheduled to become effective for the Company on January 1, 2020. In March 2020, the Company elected under Section 4014 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act to defer the implementation of CECL until the earlier of when the national emergency related to the outbreak of COVID-19 ends or December 31, 2020. In December 2020, the Consolidated Appropriations Act 2021, extended the deferral of implementation of CECL from December 31, 2020, to the earlier of the first day of the fiscal year, beginning after the national emergency terminates or January 1, 2022. The Company implemented CECL on January 1, 2022. As a result the Company’s allowance for credit losses increased by $10.4 million relative to the balance at December 31, 2021, which included an increase to our reserve for unfunded commitments of $0.9 million.

On March 22, 2020, a statement was issued by our banking regulators and titled the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus” (the “Interagency Statement”) that encourages financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations due to the effects of COVID-19. Additionally, Section 4013 of the CARES Act, that passed on March 27, 2020, further provides that a qualified loan modification is exempt by law from classification as a troubled debt restructuring (“TDR”) as defined by GAAP, from the period beginning March 1, 2020 until the earlier of December 31, 2020 or the date that is 60 days after the date on which the national emergency concerning the COVID-19 outbreak declared by the President of the United States under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates. The Interagency Statement was subsequently revised in April 2020 to clarify the interaction of the original guidance with Section 4013 of the CARES Act, as well as setting forth the banking regulators’ views on consumer protection considerations. In accordance with such guidance, we processed short-term modifications for 311 loans and $424.9 million made in response to COVID-19 to borrowers

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

who were current and otherwise not past due. These include short-term, 180 days or less, modifications in the form of payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. See Note 4 for further information on remaining non-TDR loan modifications. The Interagency Guidance and Section 4013 did not have a material impact on the Company’s financial statements.

3.       SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of the securities available-for-sale are as follows (dollars in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,546	$28	$—	$1,574
Mortgage-backed securities	303,912	4,772	(1,957)	306,727
State and political subdivisions	290,729	13,807	(268)	304,268
Corporate bonds	28,436	94	(1)	28,529
Collateralized loan obligations	332,836	68	(688)	332,216
Total securities	$957,459	$18,769	$(2,914)	$973,314

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$1,725	$75	$—	$1,800
Mortgage-backed securities	304,108	10,389	(62)	314,435
State and political subdivisions	212,011	15,728	—	227,739
Total securities	$517,844	$26,192	$(62)	$543,974

For the years ended December 31, 2021, 2020, and 2019, proceeds from sales of securities available-for-sale were $0.1 million, $20.3 million, and $60.5 million, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of securities for the years ended were as follows (dollars in thousands):

	December 31,
	2021	2020	2019
Gross gains on sales and calls of securities	$11	$433	$230
Gross losses on sales and calls of securities	—	(43)	(428)
Net gains (losses) on sales and calls of securities	$11	$390	$(198)

The Company has reviewed all sectors and securities in the portfolio for impairment. During the year ended December 31, 2021 the Company realized gains through earnings from the sale and call of 21 debt securities for $0.01 million. There were no securities sold during 2021 for which a loss was realized. During the year ended December 31, 2020, the Company realized gains through earnings from the sale and call of 60 debt securities for $0.43 million. The securities were sold with 9 other debt securities, for which a $0.04 million loss was realized. During the year ended December 31, 2019 the Company realized gains through earnings from the sale and call of

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

74 debt securities for $0.2 million. The securities were sold with 108 other debt securities, for which a $0.4 million loss was realized, to improve the structure of the portfolio at year end.

At December 31, 2021 and 2020, the Company had 99 and 2 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2021
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	(1,797)	107,026	(160)	2,808
State and political subdivisions	(268)	30,170	—	—
Corporate bonds	(1)	499	—	—
Collateralized loan obligations	(688)	175,581	—	—
Total	$(2,754)	$313,276	$(160)	$2,808

	December 31, 2020
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	(62)	4,286	—	—
State and political subdivisions	—	—	—	—
Total	$(62)	$4,286	$—	$—

The Company has concluded as of December 31, 2021 that all remaining securities, currently in an unrealized loss position, are not other-than-temporarily-impaired. This assessment was based on the following factors: 1) the Company has the ability to hold the securities, 2) the Company does not intend to sell the securities, 3) the Company does not anticipate it will be required to sell the securities before recovery, 4) and the Company expects to eventually recover the entire amortized cost basis of the securities.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties (dollars in thousands):

	Amortized Cost	Fair Value
Maturing within one year	$3,513	$3,547
Maturing after one year through five years	26,422	26,718
Maturing after five years through ten years	36,840	38,314
Maturing after ten years	253,936	265,792
Securities not due at a single maturity date:	320,711	334,371
Mortgage-backed securities	303,912	306,727
Collateralized loan obligations	332,836	332,216
	$957,459	$973,314

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Securities available-for-sale with amortized costs totaling $166.3 million and estimated fair values totaling $167.2 million were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2021 (see Note 10).

Securities available-for-sale with amortized costs totaling $224.1 million and estimated fair values totaling $232.0 million were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2020 (see Note 10).

At December 31, 2021, the Company’s investment portfolio included securities issued by 335 different government municipalities and agencies located within 33 states with a fair value of $304.3 million. The largest exposure to any single municipality or agency was $4.0 million (fair value) in three bonds issued for the purpose of paying costs to acquire and construct improvements of various township facilities by the Charter Township of Washington, to be repaid by future tax revenues.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations (dollars in thousands):

	December 31, 2021		December 31, 2020
General obligation bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Issuance:
Texas	$85,045	$89,225	$76,794	$82,888
California	64,092	67,066	31,122	33,100
Washington	23,858	24,812	22,896	25,072
Other (26 and 21 states, respectively)	75,037	78,579	51,827	55,352
Total general obligation bonds	248,032	259,682	182,639	196,412

Revenue bonds
State of Issuance:
Texas	7,038	7,377	7,023	7,516
California	1,349	1,392	363	379
Washington	4,334	4,602	2,249	2,406
Other (15 and 14 states, respectively)	29,976	31,215	19,737	21,026
Total revenue bonds	42,697	44,586	29,372	31,327
Total obligations of states and political subdivisions	$290,729	$304,268	$212,011	$227,739

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table summarizes the amortized cost and fair value of revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the revenue source of repayment for our largest source concentrations (dollars in thousands):

	December 31, 2021		December 31, 2020
Revenue bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Revenue Source:
Water	$15,534	$16,220	$12,609	$13,526
Lease	6,556	6,718	2,707	2,773
Sales tax	5,514	5,842	3,083	3,308
Sewer	3,932	4,165	4,584	4,891
Other (9 and 8 sources, respectively)	11,161	11,641	6,389	6,829
Total revenue bonds	$42,697	$44,586	$29,372	$31,327

4.       LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2021	2020
Real estate:
Secured by commercial and professional office properties, including construction and development	$1,242,633	$1,477,677
Secured by residential properties	390,872	288,341
Secured by farmland	106,706	129,905
Total real estate loans	1,740,211	1,895,923
Agricultural	33,990	44,872
Commercial and industrial	109,791	209,048
Mortgage warehouse lines	101,184	307,679
Consumer	4,550	5,589
Total loans	1,989,726	2,463,111
Deferred loan and lease origination cost, net	(1,865)	(3,147)
Allowance for loan and lease losses	(14,256)	(17,738)
Loans, net	$1,973,605	$2,442,226

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

Credit quality classifications as of December 31, 2021 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real estate:
1-4 family residential construction	$19,669	$1,700	$—	$—	$21,369
Other construction/land	24,958	—	—	341	25,299
1-4 family - closed-end	282,717	4,703	201	1,836	289,457
Equity lines	23,277	615	55	2,641	26,588
Multi-family residential	49,986	3,472	—	—	53,458
Commercial real estate owner occupied	321,996	6,108	3,860	2,482	334,446
Commercial real estate non-owner occupied	841,728	26,364	14,429	367	882,888
Farmland	92,479	10,266	3,961	—	106,706
Total real estate	1,656,810	53,228	22,506	7,667	1,740,211
Agricultural	32,513	—	1,099	378	33,990
Commercial and industrial	98,367	9,989	212	1,223	109,791
Mortgage warehouse lines	101,184	—	—	—	101,184
Consumer loans	4,349	31	6	164	4,550
Total gross loans and leases	$1,893,223	$63,248	$23,823	$9,432	$1,989,726

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

The following tables present the activity in the allowance for loan and lease losses and the recorded investment in loans and impairment method by portfolio segment for each of the years ending December 31, 2021, 2020, and 2019 (dollars in thousands):

			Commercial and
	Real Estate	Agricultural	Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Balance, December 31, 2018	$5,831	256	2,394	1,239	30	9,750
Charge-offs	(1,190)	—	(1,274)	(2,409)	—	(4,873)
Recoveries	647	—	690	1,159	—	2,496
Provision	347	(63)	875	1,289	102	2,550
Balance, December 31, 2019	5,635	193	2,685	1,278	132	9,923
Charge-offs	—	—	(436)	(1,397)	—	(1,833)
Recoveries	87	—	129	882	—	1,098
Provision	6,044	289	2,343	(43)	(83)	8,550
Balance, December 31, 2020	11,766	482	4,721	720	49	17,738
Charge-offs	(245)	(50)	(159)	(946)	—	(1,400)
Recoveries	601	—	223	744	—	1,568
Benefit	(536)	32	(3,226)	(8)	88	(3,650)
Balance, December 31, 2021	$11,586	$464	$1,559	$510	$137	$14,256
(1)	Includes mortgage warehouse lines

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Loans evaluated for impairment:

	December 31, 2021		December 31, 2020		December 31, 2019
	Individually	Collectively	Individually	Collectively	Individually	Collectively
Real estate	$7,667	$1,732,544	$17,439	$1,878,484	$12,745	$1,389,368
Agricultural	378	33,612	250	44,622	5	48,031
Commercial and industrial (1)	1,223	209,752	1,094	515,633	977	303,658
Consumer	164	4,386	197	5,392	426	7,355
Total loans	$9,432	$1,980,294	$18,980	$2,444,131	$14,153	$1,748,412
(1)	Includes mortgage warehouse lines

Reserves based on method of evaluation for impairment:

	December 31, 2021		December 31, 2020		December 31, 2019
	Specific	General	Specific	General	Specific	General
Real estate	$428	$10,983	$525	$11,241	$493	$5,142
Agricultural	244	217	250	232	1	192
Commercial and industrial (1)	127	1,405	202	4,519	219	2,466
Consumer	19	487	19	701	114	1,164
Unallocated	—	346	—	49	—	132
Total loan loss reserves	$818	$13,438	$996	$16,742	$827	$9,096
(1)	Includes mortgage warehouse lines

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables present the recorded investment in nonaccrual loans and loans past due over 30 days as of December 31, 2021 and December 31, 2020 (dollars in thousands, except footnotes):

December 31, 2021	30-59 Days	60-89 Days	90 Days Or More Past			Total Financing	Non-Accrual
	Past Due	Past Due	Due(2)	Total Past Due	Current	Receivables	Loans(1)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$21,369	$21,369	$—
Other construction/land	—	—	—	—	25,299	25,299	—
1-4 family - closed-end	1,532	132	—	1,664	287,793	289,457	1,023
Equity lines	30	—	—	30	26,558	26,588	892
Multi-family residential	—	—	—	—	53,458	53,458	—
Commercial real estate owner occupied	124	—	698	822	333,624	334,446	1,234
Commercial real estate non-owner occupied	—	—	—	—	882,888	882,888	—
Farmland	—	—	—	—	106,706	106,706	—
Total real estate loans	1,686	132	698	2,516	1,737,695	1,740,211	3,149

Agricultural	—	—	284	284	33,706	33,990	378
Commercial and industrial	473	—	283	756	109,035	109,791	973
Mortgage warehouse lines	—	—	—	—	101,184	101,184	—
Consumer loans	6	3	—	9	4,541	4,550	22
Total gross loans and leases	$2,165	$135	$1,265	$3,565	$1,986,161	$1,989,726	$4,522
(1)	Included in Total Financing Receivables
(2)	As of December 31, 2021 there were no loans over 90 days past due and still accruing.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

December 31, 2020	30-59 Days	60-89 Days	90 Days Or More Past			Total Financing	Non-Accrual
	Past Due	Past Due	Due(2)	Total Past Due	Current	Receivables	Loans(1)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$48,565	$48,565	$—
Other construction/land	—	—	—	—	71,980	71,980	—
1-4 family - closed-end	210	37	150	397	139,439	139,836	1,193
Equity lines	1,409	—	551	1,960	36,115	38,075	2,403
Multi-family residential	—	—	—	—	61,865	61,865	—
Commercial real estate owner occupied	101	1,187	78	1,366	341,833	343,199	1,678
Commercial real estate non-owner occupied	—	—	152	152	1,062,346	1,062,498	582
Farmland	—	211	442	653	129,252	129,905	442
Total real estate loans	1,720	1,435	1,373	4,528	1,891,395	1,895,923	6,298

Agricultural	—	—	250	250	44,622	44,872	250
Commercial and industrial	325	—	237	562	208,486	209,048	1,026
Mortgage warehouse lines	—	—	—	—	307,679	307,679	—
Consumer loans	38	—	—	38	5,551	5,589	24
Total gross loans and leases	$2,083	$1,435	$1,860	$5,378	$2,457,733	$2,463,111	$7,598
(1)	Included in Total Financing Receivables
(2)	As of December 31, 2020 there were no loans over 90 days past due and still accruing.

Generally, the Company places a loan or lease on nonaccrual status and ceases recognizing interest income when it has become delinquent more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. Subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. As of December 31, 2021 there was 1 customer relationship, for a total of $10.4 million, with payment deferrals either under section 4013 of the CARES Act or the April 7, 2020 Interagency Statement, that are not included in the table above.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Individually impaired loans as of December 31, 2021, December 31, 2020 and December 31, 2019 were as follows (dollars in thousands):

	December 31, 2021
	Unpaid Principal	Recorded		Average Recorded	Interest Income
	Balance(1)	Investment(2)	Related Allowance	Investment	Recognized(3)
With an Allowance Recorded
Real estate:
Other construction/land	$341	$341	$64	$352	$55
1-4 family - closed-end	1,048	1,048	37	1,096	104
Equity lines	2,005	1,993	182	2,056	138
Commercial real estate - owner occupied	1,249	1,248	19	1,278	144
Commercial real estate - non-owner occupied	367	367	126	393	32
Total real estate	5,010	4,997	428	5,175	473
Agricultural	244	244	244	246	—
Commercial and industrial	757	757	127	873	41
Consumer loans	164	164	19	180	28
	6,175	6,162	818	6,474	542
With no Related Allowance Recorded
Real estate:
1-4 family - closed-end	788	788	—	869	—
Equity lines	648	648	—	690	6
Commercial real estate - owner occupied	1,353	1,234	—	1,282	—
Total real estate	2,789	2,670	—	2,841	6
Agricultural	134	134	—	186	—
Commercial and industrial	466	466	—	550	—
	3,389	3,270	—	3,577	6
Total	$9,564	$9,432	$818	$10,051	$548
(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

Included in loans above are troubled debt restructurings that were classified as impaired. The Company had $0.4 million and $0.4 million in commercial loans, $0.1 million and $0 in agricultural loans, $5.4 million and $13.0 million in real estate secured loans and $0.2 million and $0.2 million in consumer loans, which were modified as troubled debt restructurings and consequently classified as impaired at December 31, 2021 and 2020, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Additional commitments to existing customers with restructured loans totaled $0.04 million and $0.05 million at December 31, 2021 and 2020, respectively.

Interest income recognized on impaired loans was $0.5 million, $0.5 million, and $0.5 million, for the years ended December 31, 2021, 2020, and 2019, respectively. There was no interest income recognized on a cash basis on impaired loans for the years ended December 31, 2021, 2020, and 2019, respectively.

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
Non-accrual loans	2021	2020	2019
Interest that would have been recorded under the loans’ original terms	$406	$605	$650
Less gross interest recorded	33	201	289
Foregone interest	$373	$404	$361

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 10). These loans totaled $808.8 million and $1.1 billion at December 31, 2021 and 2020, respectively.

Salaries and employee benefits totaling $1.0 million, $3.3 million, and $3.7 million, have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2021, 2020, and 2019, respectively.

During the periods ended December 31, 2021 and 2020, the terms of certain loans were modified as troubled debt restructurings. Types of modifications applied to these loans include a reduction of the stated interest rate, a modification of term, an agreement to collect only interest rather than principal and interest for a specified period, or any combination thereof.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following tables present troubled debt restructurings by type of modification during the period ending December 31, 2021, December 31, 2020 and December 31, 2019 (dollars in thousands):

December 31, 2021	Rate	Term	Interest Only	Rate & Term	Term & Interest
	Modification	Modification	Modification	Modification	Modification	Total
Troubled debt restructurings
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—	$—
Other construction/land	—	—	—	—	—	—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	1,000	—	83	—	1,083
Multi-family residential	—	—	—	—	—	—
Commercial real estate owner occupied	—	136	—	—	—	136
Commercial real estate non-owner occupied	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	1,136	—	83	—	1,219

Agricultural	—	118	—	—	—	118
Commercial and industrial	—	185	—	—	—	185
Consumer loans	—	44	—	—	23	67
Small Business Administration Loans	—	—	—	—	—	—
	$—	$1,483	$—	$83	$23	$1,589

December 31, 2020	Rate	Term	Interest Only	Rate & Term	Term & Interest
	Modification	Modification	Modification	Modification	Modification	Total
Troubled debt restructurings
Real estate:
Other construction/land	$—	$85	$—	$—	$—	$85
1-4 family - closed-end	—	1,325	—	—	—	1,325
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate owner occupied	—	5,515	—	—	338	5,853
Commercial real estate non-owner occupied	—	443	—	—	—	443
Farmland	—	—	—	—	—	—
Total real estate loans	—	7,368	—	—	338	7,706

Agricultural	—	—	—	—	—	—
Commercial and industrial	—	143	—	—	—	143
Consumer loans	—	—	—	—	—	—
	$—	$7,511	$—	$—	$338	$7,849

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

December 31, 2019	Rate	Term	Interest Only	Rate & Term	Term & Interest
	Modification	Modification	Modification	Modification	Modification	Total
Troubled debt restructurings
Real estate:
Other construction/land	$—	$163	$—	$—	$—	$163
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	344	—	—	—	344
Multi-family residential	—	—	—	—	—	—
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	507	—	—	—	507

Agricultural	—	—	—	—	—	—
Commercial and industrial	94	255	—	52	—	401
Consumer loans	—	9	—	50	—	59
	$94	$771	$—	$102	$—	$967

The following tables present loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2021, December 31, 2020 and December 31, 2019 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
December 31, 2021	Loans	Investment	Investment	Difference(1)
Real estate:
1-4 family residential construction	—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	2	1,083	1,083	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	1	137	136	(1)
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans		1,220	1,219	(1)

Agricultural	1	118	118	116
Commercial and industrial	1	185	185	(1)
Consumer loans	3	67	67	2
Small Business Administration Loans	—	—	—	—
		$1,590	$1,589	$116
(1)	This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan and lease loss methodology.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
December 31, 2020	Loans	Investment	Investment	Difference(1)
Real estate:
Other construction/land	1	$86	$85	$40
1-4 family - closed-end	1	1,325	1,325	10
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	4	5,853	5,853	8
Commercial real estate - non-owner occupied	1	443	443	—
Farmland	—	—	—	—
Total real estate loans		7,707	7,706	58

Agricultural	—	—	—	—
Commercial and industrial	3	143	143	3
Consumer loans	—	—	—	—
		$7,850	$7,849	$61
(1)	This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan and lease loss methodology.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
December 31, 2019	Loans	Investment	Investment	Difference(1)
Real estate:
Other construction/land	1	$163	$163	$74
1-4 family - closed-end	—	—	—	—
Equity lines	2	344	344	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate loans		507	507	74

Agricultural	—	—	—	—
Commercial and industrial	7	401	401	(59)
Consumer loans	2	59	59	(47)
		$967	$967	$(32)
(1)	This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan and lease loss methodology.

In the tables above, there were no TDRs that subsequently defaulted necessitating an increase in the allowance for loan and lease losses for the years ended December 31, 2021, 2020 and 2019. The total allowance for loan and lease

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

losses specifically allocated to the balances that were classified as TDRs during the year ended December 31, 2021 and 2020 is $0.5 million and $0.6 million, respectively.

Purchased Credit Impaired Loans

The Company has purchased loans from past acquisitions, some of which have shown evidence of credit deterioration since origination and it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those loans are as follows (dollars in thousands):

	December 31, 2021
	Unpaid Principal Balance	Carrying Value
Real estate secured	$60	$60
Total purchased credit impaired loans	$60	$60

	December 31, 2020
	Unpaid Principal Balance	Carrying Value
Real estate secured	$78	$78
Total purchased credit impaired loans	$78	$78

For those purchased credit impaired loans disclosed above, the Company did not increase the allowance for loan and lease losses during 2021, 2020 and 2019. There is no accretable yield, or income expected to be collected on these purchased credit impaired loans. During the years ended December 31, 2021 and 2020, there were no purchased credit impaired loans acquired.

5.       PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,
	2021	2020
Land	$4,823	$5,751
Buildings and improvements	21,006	21,580
Furniture, fixtures and equipment	19,242	20,705
Leasehold improvements	14,682	15,226
	59,753	63,262

Less accumulated depreciation and amortization	36,182	35,757
	$23,571	$27,505

Depreciation and amortization included in occupancy and equipment expense totaled $3.1 million, $2.8 million, and $2.8 million, for the years ended December 31, 2021, 2020, and 2019, respectively.

6. OPERATING LEASES

The Company leases space under non-cancelable operating leases for 18 branch locations, four off-site ATM locations, one administrative building, one loan production office and a warehouse. Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs). Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component, but are separately accounted for in occupancy expense. The Company

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

recognized lease expense of $2.2 million for the years ended December 31, 2021, 2020 and 2019. Most leases include one or more renewal options available to exercise. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the years ending December 31, 2021 and 2020.

At December 31, 2021, the Company’s right-of-use assets and operating lease liabilities were $5.5 million and $6.2 million, respectively. The weighted average remaining lease term for the lease liabilities was 6.3 years, and the weighted average discount rate of remaining payments was 5.3 percent. At December 31, 2020, the Company’s right-of-use assets and operating lease liabilities were $7.2 million and $7.8 million, respectively. The weighted average remaining lease term for the lease liabilities was 6.8 years, and the weighted average discount rate of remaining payments was 5.5 percent for the year ended December 31, 2020. Lease liabilities from new right-of-use assets obtained during the year ending December 31, 2021 and December 31, 2020 were $0.5 million and $0.6 million, respectively. There were no variable lease costs for the years ending December 31, 2021 and 2020. Cash paid on operating leases was $2.2 million for both years ending December 31, 2021 and 2020.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2021 are as follows (dollars in thousands):

Year Ending December 31,
2022	$1,909
2023	1,403
2024	1,057
2025	782
2026	479
Thereafter	1,722
Total undiscounted lease payments	$7,352
Less: imputed interest	(1,143)
Net lease liabilities	$6,209

The Company generally has options to renew its facilities leases after the initial leases expire. The renewal options range from one to ten years.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.       GOODWILL AND INTANGIBLE ASSETS

Goodwill

The rollforward of goodwill for each of the preceding three years is included in the table below (dollars in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance at January 1	$27,357	$27,357	$27,357
Acquired goodwill	—	—	—
Impairment	—	—	—
Balance at December 31	$27,357	$27,357	$27,357

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bank of the Sierra (the “Bank”) is the only subsidiary of the Company that meets the materiality criteria necessary to be deemed an operating segment, and because the Company exists primarily for the purpose of holding the stock of the Bank we have determined that only one unified operating segment or reporting unit (the consolidated Company) exists. The fair value of the consolidated Company is its market capitalization, as determined by quoted prices in active markets. If the Company’s market capitalization exceeds recorded shareholders’ equity, the book value, it can be reasonably presumed that no impairment exists. At December 31, 2021 (the measurement date that the Company selected), the Company’s stock closed at $27.15 which resulted in a market capitalization in excess of shareholders book equity. Therefore it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment at December 31, 2021.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end (dollars in thousands):

	Years Ended December 31,
	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$8,401	$5,126	$8,401	$4,094

Aggregate amortization expense was $1.0 million, $1.1 million, and $1.1 million for 2021, 2020, and 2019.

Estimated amortization expense for each of the next five years and thereafter (dollars in thousands):

2022	$1,000
2023	876
2024	781
2025	566
2026	52
Thereafter	—
$3,275

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.       OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2021	2020
Accrued interest receivable	$11,246	$16,074
Deferred tax assets	3,792	839
Investment in qualified affordable housing projects	2,940	3,473
Investment in limited partnerships	1,655	1,848
Federal Home Loan Bank stock, at cost	12,393	10,727
Other	26,003	17,485
	$58,029	$50,446

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company had $0.1 million in remaining capital commitments to these partnerships at December 31, 2021.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these is the Company’s $12.4 million investment in FHLB stock, carried at cost. Quarterly, the FHLB evaluates and adjusts the Company’s minimum stock requirement based on the Company’s borrowing activity and membership requirements. Any stock deemed in excess is automatically repurchased by the FHLB at cost.

9.       DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2021 and 2020 were $115.2 million and $225.4 million, respectively.

Aggregate annual maturities of time deposits were as follows (dollars in thousands):

Year Ending December 31,
2022	$294,284
2023	31,227
2024	26,051
2025	1,254
2026	309
Thereafter	772
$353,897

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest bearing demand deposits	$331	$278	$316
NOW	444	388	524
Savings	240	221	308
Money market	111	128	181
Time deposits	1,039	2,687	8,931
Brokered Deposits	225	246	1,120
	$2,390	$3,948	$11,380

10.       OTHER BORROWING ARRANGEMENTS

At year end, short-term borrowings consisted of the following (dollars in thousands):

	2021
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$70,443	$106,937	0.30%	$106,937	0.30%
Short term borrowings	5,186	—	0.06%	5,000	—
	$75,629	$106,937		$111,937

	2020
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$34,614	$39,138	0.40%	$41,449	0.40%
Short term borrowings	53,593	142,900	0.19%	195,100	0.12%
	$88,207	$182,038		$236,549

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $808.8 million of first mortgage loans under a blanket lien arrangement at year end 2021. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to the total of $888.8 million at year-end 2021, with a remaining borrowing capacity of $732.2 million if sufficient additional collateral was pledged.

The Company had no borrowings at December 31, 2021 and 2020 from the FRB. The Company was eligible to borrow up to $50.6 million from FRB at year end 2021, which was collateralized by $66.1 million in first mortgage loans under a blanket lien arrangement.

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $305.0 million and $275.0 million at December 31, 2021 and 2020, respectively, at interest rates which vary with market conditions. There was no balance outstanding under these lines of credit at December 31, 2021 and $100.0 million outstanding at December 31, 2020.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.     LONG-TERM DEBT

At year-end, long-term debt was as follows (dollars in thousands):

	2021		2020
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Fixed - floating rate subordinated debentures, due 2031 (1)	$50,000	$(859)	$—	$—
	$50,000	$(859)	$—	$—
(1)	3.25% fixed rate for five years then floating rate at 253.5 basis points over 3-month term SOFR.

12.     SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2021, all $35.3 million of the Company’s trust preferred securities qualified as Tier 1 capital.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 2.97% (based on 3-month LIBOR plus 2.75%), with re-pricing and payments due quarterly.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 1.62% (based on 3-month LIBOR plus 1.40%), with repricing and payments due quarterly.

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

During the third quarter of 2016, the Company acquired Coast Bancorp Statutory Trust II, which had issued 7,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS IV), with a liquidation value of $1,000 per security, for gross proceeds of $7,000,000. The entire proceeds of the issuance were invested by Trust IV in $7,217,000 of Subordinated Debentures issued by Coast Bancorp with identical maturity, re-pricing and payment terms as the TRUPS IV. The Subordinated Debentures, purchased by Trust IV, represent the sole assets of the Trust IV. Those Subordinated Debentures mature on December 15, 2037, bear a current interest rate of 1.70% (based on 3-month LIBOR plus 1.50%), with re-pricing and payments due quarterly.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.     INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal:
Current	$8,186	$7,979	$7,081
Deferred	135	(1,697)	(228)
	8,321	6,282	6,853
State:
Current	5,916	5,711	4,771
Deferred	(50)	(914)	133
	5,866	4,797	4,904
	$14,187	$11,079	$11,757

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for loan and lease losses	$4,215	$5,244
Foreclosed assets	126	126
Deferred compensation	4,511	4,147
Accrued reserves	555	325
Non-accrual loans	363	403
Lease liability	1,752	2,283
Loan fair value adjustment	420	956
Capital losses carried forward	—	29
Net operating losses	1,592	1,751
State income tax deduction	1,179	1,170
Other	992	986
Total deferred tax assets	15,705	17,420
Deferred tax liabilities:
Deferred loan costs	(1,288)	(2,482)
Right-of-use asset	(1,618)	(2,127)
Intangibles	(579)	(832)
Premises and equipment	(917)	(750)
Net unrealized gain on securities available-for-sale	(4,687)	(7,725)
Other	(2,824)	(2,665)
Total deferred tax liabilities	(11,913)	(16,581)
Net deferred tax assets	$3,792	$839

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax expense at federal statutory rate	$12,012	$9,770	$10,021
Increase (decrease) resulting from:
State franchise tax expense, net of federal tax effect	4,634	3,790	3,872
Tax exempt municipal income	(1,306)	(1,199)	(952)
Affordable housing tax credits	(524)	(518)	(538)
Excess tax benefit of stock-based compensation	(109)	(90)	(133)
Cash surrender value - life insurance	(556)	—	—
Other	36	(674)	(513)
	$14,187	$11,079	$11,757
Effective tax rate	24.80%	23.81%	24.64%

The Company is subject to federal income tax and income tax of various states. Our federal income tax returns for the years ended December 31, 2018, 2019 and 2020 are open to audit by the federal authorities and our California

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

state tax returns for the years ended December 31, 2017, 2018, 2019 and 2020 are open to audit by the state authorities.

The Company has net operating loss carry forwards of approximately $4.8 million for federal income and approximately $6.9 million for California franchise tax purposes. Net operating loss carry forwards, to the extent not used will begin to expire in 2031. Net operating loss carry forwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carry forward amounts noted above.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2021, 2020, and 2019, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months

14.     COMMITMENTS AND CONTINGENCIES

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $128.6 million. A $125.0 million letter of credit is pledged to secure public deposits at December 31, 2021 and a $3.6 million standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

Federal Reserve Requirements

Banks are normally required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. The Federal Reserve Bank has temporarily eliminated the reserve requirement in response to the COVID-19 pandemic, in an effort to free up available cash for lending purposes. There were no reserve balances required to be maintained at the Federal Reserve Bank by the Company at December 31, 2021 and 2020.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2021	2020
Fixed-rate commitments to extend credit	$72,946	$75,291
Variable-rate commitments to extend credit	$481,082	$366,525
Standby letters of credit	$6,651	$8,104

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

Concentration in Real Estate Lending

At December 31, 2021, in management’s judgment the Company had a concentration of loans secured by real estate. At that date, approximately 87% of the Company’s loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 71% of all real estate loans, while loans secured by non-construction residential properties accounted for 22%, and loans secured by farmland were 6% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

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

Legal Matters

In the ordinary course of our business, the Company is subject to legal proceedings and claims which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. Upon consultation with legal counsel and based on information currently available to us, management does not expect the amount of any resulting liability, in addition to amounts already accrued and taking into consideration insurance which may be applicable, to have a material adverse effect on the consolidated financial position or results of operations of the Company. Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to banking (including laws and regulations governing consumer protection,

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

fair lending, privacy, information security and anti-money laundering and anti-terrorism laws), we like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

The Company has established litigation and legal reserves, where appropriate, in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

15.     SHAREHOLDERS’ EQUITY

Share Repurchase Plan

At December 31, 2021, the Company had a stock repurchase plan which has no expiration date. During the year ended December 31, 2021, the Company repurchased 187,438 shares. The total number of shares available for repurchase at December 31, 2021 was 812,562. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2021	2020	2019
Basic Earnings Per Share
Net income (dollars in thousands)	$43,012	$35,444	$35,961
Weighted average shares outstanding	15,241,957	15,216,749	15,311,113
Basic earnings per share	$2.82	$2.33	$2.35

Diluted Earnings Per Share
Net income (dollars in thousands)	$43,012	$35,444	$35,961
Weighted average shares outstanding	15,241,957	15,216,749	15,311,113
Effect of dilutive stock options	111,488	63,576	125,998
Weighted average shares outstanding	15,353,445	15,280,325	15,437,111
Diluted earnings per share	$2.80	$2.32	$2.33

Stock options for 337,004, 348,328, and 243,657 shares of common stock were not considered in computing diluted earnings per common share for 2021, 2020, and 2019, respectively, because they were antidilutive.

Stock Options

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017 pursuant to the approval of the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 172,689 shares that were granted under the 2007 Plan were still outstanding as of December 31, 2021, and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of December 31, 2021, was 408,909.

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

A summary of the Company’s stock option activity follows (shares in thousands, except exercise price):

	2021			2020		2019
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding,
Beginning of year	495	$23.67		458	$21.08	453	$18.45
Exercised or released	(33)	$14.64		(67)	$11.65	(83)	$13.07
Granted	—	$—		126	$27.11	102	$26.97
Canceled	(45)	$26.36		(21)	$26.01	(14)	$26.77
Expired	(1)	$10.58		(1)	$10.73	—	$—
Outstanding, end of year	416	$24.15	$1,338	495	$23.67	458	$21.08
Exercisable, end of year (2)	355	$23.62	$1,336	324	$21.97	322	$18.89
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on changes in the market value of the Company’s stock.
(2)	The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2021 was 5.9 years and 5.6 years, respectively.

Information related to stock options during each year follows (dollars in thousands, except per share data):

	2021	2020	2019
Weighted-average grant-date fair value per share	$—	$4.76	$6.60
Total intrinsic value of stock options exercised	$346	$705	$1,150
Total fair value of stock options vested	$418	$489	$438

$0.3 million in cash was received from the exercise of 25,452 shares during the period ended December 31, 2021, with a related tax benefit of $0.1 million. $0.8 million in cash was received from the exercise of 66,470 shares during the period ended December 31, 2020, with a related tax benefit of $0.5 million. $1.1 million in cash was received from the exercise of 83,261 shares during the period ended December 31, 2019, with a related tax benefit of $0.3 million.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company is using the Black-Scholes model to value stock options. In accordance with U.S. GAAP, charges of $0.1 million, $0.4 million, and $0.5 million are reflected in the Company’s income statements for the years ended December 31, 2021, 2020, and 2019, respectively, as pre-tax compensation and directors’ expense related to stock options. The related tax benefit of these options is $0.03 million for the year ended December 31, 2021, and $0.1 million for the two years ended December 31, 2020 and 2019.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2021 was $0.4 million, which will be recognized over a weighted average period of 2.9 years.

Restricted Stock Grants

The Company’s restricted stock awards are time-vested, non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of restricted stock awards is determined at the time the awards are issued, and different awards may have different vesting terms; provided, however, that no installment of any restricted stock award shall become vested less than one year from the grant date. Restricted stock awards are valued utilizing the fair value of the Company’s stock at the grant date. During the year ending 2021, 73,912  shares were granted to employees and directors of the Company. These awards are expensed on a straight-line basis over the vesting period. Compensation expense related to restricted stock units for the years ended December 31, 2021, 2020 and 2019 was $0.9 million, $0.2 million, and $0 respectively, and the recognized income tax benefit related to this expense was $0.3 million, $0.1 million, and $0, respectively. As of December 31, 2021, there was $3.0 million of unamortized compensation and directors’ cost related to unvested restricted stock awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 3.2 years. The total fair value of shares vested during the year ended December 31, 2021 was $0.7 million. There were no shares vested during the years ended December 31, 2020 and 2019.

A summary of the Company’s nonvested shares for the year follows (shares in thousands, except grant date fair value):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	149	$18.00
Granted	74	26.66
Vested	(40)	18.00
Forfeited	(18)	18.22
Nonvested at December 31, 2021	165	$21.85

16.     REGULATORY MATTERS

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized , significantly undercapitalized , and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end December 31, 2021 and 2020, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categorization.

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

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies' capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules the community bank leverage ratio minimum requirement is 8% as of December 31, 2020, 8.5% for calendar year 2021, and 9% for calendar year 2022 and beyond. The interim rule allows for a two-quarter grace period to correct a ratio that falls below the required amount, provided that the bank maintains a leverage ratio of 7% as of December 31, 2020, 7.5% for calendar year 2021, and 8% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2021, both the Company and Bank were qualifying community banking organizations as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Actual and required capital amounts (dollars in thousands) and ratios are presented below at year end.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
2021	Capital Amount	Ratio	Capital Amount	Ratio
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	$356,800	10.43%	$290,851	8.50%
Bank of the Sierra	$387,059	11.31%	$290,817	8.50%

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
2020	Capital Amount	Ratio	Capital Amount	Ratio
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	$330,200	10.50%	$251,595	8.00%
Bank of the Sierra	318,194	10.12%	251,572	8.00%

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Protection and Innovation, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2021, the maximum amount available for dividend distribution under this restriction was approximately $77.6 million.

17.     BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $5.1 million and was fully accrued for both of the years ended December 31, 2021 and 2020. The expense recognized under these arrangements totaled $0.4 million, $0.2 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Salary continuation benefits paid to former directors or executives of the Company or their

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

beneficiaries totaled $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans the Company has purchased, or acquired through merger, single premium life insurance policies with cash surrender values totaling $43.2 million at December 31, 2021 and 2020.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2021, 2020 and 2019. In connection with this plan, life insurance policies with cash surrender values totaled $11.0 million and $9.3 million at December 31, 2021 and 2020, respectively.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 95%, 90% and 95% for the years ended December 31, 2021, 2020 and 2019, respectively. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date, and is subject to the approval of the Board of Directors. The Company contributed $1.2 million, $1.1 million, and $1.1 million to the Plan in 2021, 2020 and 2019, respectively.

18.     NONINTEREST INCOME

The major grouping of noninterest revenue on the consolidated income statements includes several specific items: service charges on deposit accounts, gains on the sale of loans, credit card fees, check card fees, the net gain (loss) on sales and calls of investment securities available for sale, and the net increase (decrease) in the cash surrender value of life insurance.

Noninterest income also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Included in other income:
Amortization of limited partnerships	$(524)	$(1,189)	$(2,079)
Dividends on equity investments	737	664	789
Unrealized gains recognized on equity investments	857	447	232
Other	4,019	4,638	3,223
Total other noninterest income	$5,089	$4,560	$2,165

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.     OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Legal, audit and professional	$7,652	$4,263	$4,039
Data processing	5,890	4,661	4,564
Advertising and promotional	1,521	1,889	2,568
Deposit services	9,049	8,483	7,962
Stationery and supplies	345	446	318
Telephone and data communication	2,013	1,775	1,529
Loan and credit card processing	501	879	675
Foreclosed assets expense (income), net	72	253	35
Postage	308	321	436
Other	2,780	2,205	2,082
Assessments	1,157	717	525
Total other noninterest expense	$31,288	$25,892	$24,733

20.     RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$1,794	$2,731	$2,544
Disbursements	1,983	7,114	18,681
Amounts repaid	(2,548)	(8,051)	(18,494)
Effect of changes in composition of related parties	(162)	—	—
Balance, end of year	$1,067	$1,794	$2,731
Undisbursed commitments to related parties	$2,156	$2,635	$1,829

Deposits from related parties held by the Bank at December 31, 2021 and 2020 amounted to $9.9 million and $6.1 million, respectively.

21.     FAIR VALUE

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

The Company used the following methods and significant assumptions to estimate fair values for each category of financial asset noted below:

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges, live trading desk pricing from brokerages, or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities. In certain circumstances live trading desk pricing from brokerages and third party internal models are used to value debt securities that we classify as Level 3.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$1,574	$—	$1,574	$—
Mortgage-backed securities	—	306,727	—	306,727	—
State and political subdivisions	—	304,268	—	304,268	—
Corporate bonds	—	999	27,530	28,529	—
Collateralized loan obligations	—	136,509	195,707	332,216	—
Total available-for-sale securities	$—	$750,077	$223,237	$973,314	$—

	Fair Value Measurements at December 31, 2020, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$1,800	$—	$1,800	$—
Mortgage-backed securities	—	314,435	—	314,435	—
State and political subdivisions	—	227,739	—	227,739	—
Total available-for-sale securities	$—	$543,974	$—	$543,974	$—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2021 and 2020 (dollars in thousands):

	Collateralized Loan Obligations		Corporate Bonds
	2021	2020	2021	2020
Balance of recurring Level 3 assets at January 1,	$—	$—	$—	$—
Purchases	195,707	—	27,530	—
Balance of recurring Level 3 assets at December 31,	$195,707	$—	$27,530	$—

The following table presents quantitative information about recurring level 3 fair value measurements at December 31, 2021 (dollars in thousands):

				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Corporate Bonds	$27,530	New issue pricing	Risk appetite	N/A	N/A	N/A
		Secondary market pricing	Market volatility
		Credit quality of issuer
		Credit spread

Collateralized Loan Obligations	195,707	New issue pricing	Constant prepayment rate	N/A	N/A	N/A
		Secondary market pricing	Default rate
		Credit quality of issuer	Recovery rate
		Credit spread
	$223,237

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

There were no assets measured at fair value on a recurring basis with level 3 fair value measurements at December 31, 2020.

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$—	$221	$177	$398
Foreclosed assets	$—	$93	$—	$93

	Year Ended December 31, 2020
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$—	$550	$—	$550
Foreclosed assets	$—	$971	$—	$971

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at December 31, 2021 (dollars in thousands):

				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Impaired loans - commercial and industrial	$177	Fair value of collateral	Collateral discount	50%	70%	56%
	$177

There were no assets measured at fair value on a non-recurring basis with level 3 fair value measurements at December 31, 2020.

22.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures include estimated fair values for financial instruments for which it is practicable to estimate fair value. These estimates are made as of the respective balance sheet dates based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2021 and 2020:

Cash and cash equivalents, and fed funds sold: For cash and cash equivalents and fed funds sold, the carrying amount is estimated to be fair value.

Securities: The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges, live trading desk pricing from brokerages, or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2021
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$257,528	$257,528	$—	$—	$257,528
Securities available for sale	973,314	—	750,077	223,237	973,314
Loans and leases held for investment	1,973,207	—	—	1,960,966	1,960,966
Collateral dependent impaired loans	398	—	221	177	398

Financial Liabilities:
Deposits:
Noninterest bearing	$1,084,544	$1,084,544	$—	$—	$1,084,544
Interest bearing	1,697,028	—	1,696,124	—	1,696,124
Repurchase agreements	106,937	—	106,937	—	106,937
Long-term borrowings	49,141	—	49,118	—	49,118
Subordinated debentures	35,302	—	33,281	—	33,281

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$554,028
Standby letters of credit	6,651

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2020
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$71,417	$71,417	$—	$—	$71,417
Securities available for sale	543,974	—	543,974	—	543,974
Loans and leases held for investment	2,441,676	—	—	2,450,340	2,450,340
Collateral dependent impaired loans	550	—	550	—	550

Financial Liabilities:
Deposits:
Noninterest bearing	$943,664	$943,664	$—	$—	$943,664
Interest bearing	1,680,942	—	1,680,814	—	1,680,814
Fed funds purchased and repurchase agreements	39,138	—	39,138	—	39,138
Short-term borrowings	142,900	—	142,896	—	142,896
Subordinated debentures	35,124	—	24,364	—	24,364

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$441,816
Standby letters of credit	8,104

23.     QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2021 and 2020, the balance of the investment for qualified affordable housing projects totaled $2.9 million and $3.5 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheet. Unfunded commitments related to these investments in qualified affordable housing projects totaled $0.1 million and $0.1 million at December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized amortization expense on these investments of $0.5 million, $0.6 million, and $1.8 million, respectively which was included within pretax income on the consolidated statements of income.

Additionally, during the years ended December 31, 2021, 2020 and 2019 the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $0.5 million. The Company had no impairment losses during the years ended December 31, 2021, 2020 and 2019.

24.     REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s sources of Noninterest Income for the

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

twelve months ended December 31, 2021 and 2020. Items outside the scope of ASC 606 are noted as such (dollars in thousands).

	Year Ended December 31,
	2021	2020
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$4,924	$5,078
Other service charges on deposits	6,922	6,687
Debit card interchange income	8,485	7,023
Loss on limited partnerships(1)	(524)	(1,189)
Dividends on equity investments(1)	737	664
Unrealized gains recognized on equity investments(1)	857	447
Net gains (losses) on sale of securities(1)	11	390
Other(1)	6,667	7,050
Total noninterest income	$28,079	$26,150

Noninterest expense
Salaries and employee benefits(1)	$42,431	$40,178
Occupancy expense(1)	9,837	9,842
Gains on sale of OREO	(153)	(10)
Other(1)	31,441	25,902
Total noninterest expense	$83,556	$75,912
(1)	Not within the scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for on an accrual basis under other provisions of GAAP.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

25.     PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2021 and 2020

(dollars in thousands)

	2021	2020
ASSETS
Cash and due from banks	$20,143	$12,000
Investments in bank subsidiary	428,054	367,014
Investment in trust subsidiaries	1,145	1,145
Other assets	21	22
	$449,363	$380,181

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$2,426	$1,161
Long-term debt	49,141	—
Subordinated debentures	35,302	35,124
Total liabilities	86,869	36,285
Shareholders' equity:
Common stock	116,917	117,120
Retained earnings	234,410	208,371
Accumulated other comprehensive gain, net of taxes	11,167	18,405
Total shareholders' equity	362,494	343,896
	$449,363	$380,181

STATEMENTS OF INCOME

Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands)

	2021	2020	2019
Income:
Dividend from subsidiary	$3,200	$23,000	$17,200
Other operating income	—	43	—
Total income	3,200	23,043	17,200
Expense
Salaries and employee benefits	779	856	582
Other expenses	2,728	1,971	2,664
Total expenses	3,507	2,827	3,246
Income before income taxes	(307)	20,216	13,954
Income tax benefit	(1,037)	(823)	(1,138)
Income before equity in undistributed income of subsidiary	730	21,039	15,092
Equity in undistributed income of subsidiary	42,282	14,405	20,869
Net income	$43,012	$35,444	$35,961

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021, 2020 and 2019

(dollars in thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$43,012	$35,444	$35,961
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(42,282)	(14,405)	(20,869)
Decrease in other assets	179	178	178
Increase (decrease) in other liabilities	1,263	(41)	(2)
Net cash provided by operating activities	2,172	21,176	15,268

Cash flows from investing activities:
Investment in subsidiary	(25,000)	—	—
Net cash used by investing activities	(25,000)	—	—

Cash flows from financing activities:
Stock options exercised	282	775	1,088
Repurchase of common stock	(5,220)	(2,562)	(2,544)
Dividends paid	(13,232)	(12,207)	(11,332)
Issuance of debentures, net	49,141	—	—
Net cash provided by (used) in financing activities	30,971	(13,994)	(12,788)
Net increase in cash and cash equivalents	8,143	7,182	2,480
Cash and cash equivalents, beginning of year	12,000	4,818	2,338
Cash and cash equivalents, end of year	$20,143	$12,000	$4,818

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

26.     CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s unaudited results of operations for the four quarters of 2021 and 2020. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods (dollars in thousands, except per share data).

	2021 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$27,897	$27,629	$28,092	$29,458
Interest expense	1,331	913	903	903
Net interest income	26,566	26,716	27,189	28,555
Provision for loan and lease losses	(1,200)	(600)	(2,100)	250
Noninterest income	7,103	7,534	6,612	6,830
Noninterest expense	22,175	20,875	20,235	20,271
Net income before taxes	12,694	13,975	15,666	14,864
Provision for taxes	3,073	3,370	3,958	3,786
Net income	$9,621	$10,605	$11,708	$11,078

Diluted earnings per share	$0.63	$0.69	$0.76	$0.72
Cash dividend per share	$0.22	$0.22	$0.21	$0.21

	2020 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$29,762	$29,044	$25,386	$26,051
Interest expense	930	970	1,244	2,264
Net interest income	28,832	28,074	24,142	23,787
Provision for loan and lease losses	2,200	2,350	2,200	1,800
Noninterest income	6,040	7,104	6,900	6,106
Noninterest expense	20,757	19,304	18,033	17,818
Net income before taxes	11,915	13,524	10,809	10,275
Provision for taxes	2,936	3,169	2,506	2,468
Net income	$8,979	$10,355	$8,303	$7,807

Diluted earnings per share	$0.58	$0.68	$0.54	$0.52
Cash dividend per share	$0.20	$0.20	$0.20	$0.20

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of regulatory financial statements in accordance with the Federal Financial Institutions Examination Council’s Instructions for Preparation of Consolidated Reports of Condition and Income, and in accordance with the Board of

Governors of the Federal Reserve System’s Instructions for Preparation of Financial Statements for Bank Holding Companies (Consolidated and Parent Company Only). Based on this assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2021.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, Management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2021.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Eide Bailly, an independent registered public accounting firm, as stated in their report appearing above in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INPECTIONS

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2021 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2021 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits
Exhibit #	Description

3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of the Company (2)
4.1	Description of Securities (3)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (4)*
10.3	Split Dollar Agreement for Kenneth R. Taylor (5)*
10.4	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (5)*
10.5	401 Plus Non-Qualified Deferred Compensation Plan (5)*
10.6	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (6)
10.7	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (6)
10.8	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (7)
10.9	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (7)
10.10	2007 Stock Incentive Plan (8)*
10.11	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (9)*
10.12	Salary Continuation Agreement for Kevin J. McPhaill (9)*
10.13	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (9)*
10.14	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)*
10.15	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.16	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
10.17	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.18	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.19	2017 Stock Incentive Plan (13)*
10.20	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, and Michael Olague, Chief Banking Officer (14)*
10.22	Employment agreement dated as of November 15, 2019 for Christopher Treece, EVP and CFO (15)*
10.23	Employment agreement dated as of January 17. 2020 for Jennifer Johnson, EVP and CAO (16)*
21	Subsidiaries of Sierra Bancorp
23.1	Consent of Eide Bailly
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Form 10-K filed with the SEC on March 12, 2021 and incorporated herein by reference.
(4)	Filed as Exhibit 10.5 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(5)	Filed as Exhibits 10.10, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(6)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(7)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(8)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(9)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(10)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.

* Indicates management contract or compensatory plan or arrangement.

(b)	Financial Statement Schedules

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

Dated: March 10, 2022	SIERRA BANCORP,
a California corporation

	By:	/s/ Kevin J. McPhaill
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

Signature	Title	Date

/s/ Susan M. Abundis	Director	March 10, 2022
Susan M. Abundis

/s/ Albert L. Berra	Director	March 10, 2022
Albert L. Berra

/s/ Julie Castle	Director	March 10, 2022
Julie Castle

/s/ Vonn R. Christenson	Director	March 10, 2022
Vonn R. Christenson

/s/ Laurence S. Dutto, PhD	Director	March 10, 2022
Laurence S. Dutto, PhD

/s/ Robb Evans	Director	March 10, 2022
Robb Evans

/s/ James C. Holly	Vice Chairman of the Board	March 10, 2022
James C. Holly

/s/ Kevin J. McPhaill	President, Chief Executive	March 10, 2022
Kevin J. McPhaill	Officer & Director
(Principal Executive Officer)

/s/ Lynda B. Scearcy	Director	March 10, 2022
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 10, 2022
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 10, 2022
Gordon T. Woods

/s/ Christopher G. Treece	Executive Vice President &	March 10, 2022
Christopher G. Treece	Chief Financial Officer
(Principal Financial Officer)

/s/ Cindy L. Dabney	Senior Vice President &	March 10, 2022
Cindy L. Dabney	Chief Accounting Officer
(Principal Accounting Officer)