Form 10-Q
period 2022-03-31
SIERRA BANCORP
filed 2022-05-05
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 1, 2022, the registrant had 15,086,012 shares of common stock outstanding, including 161,529 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2022	December 31, 2021
ASSETS	(unaudited)	(audited)
Cash and due from banks	$66,039	$63,147
Interest bearing deposits in banks	187,495	194,381
Total cash & cash equivalents	253,534	257,528
Investment securities available-for-sale, at fair value (net of zero allowance for credit losses at March 31, 2022 and December 31, 2021)	1,025,032	973,314
Loans and leases:
Gross loans and leases	1,983,331	1,989,726
Deferred loan and lease fees, net	(1,200)	(1,865)
Allowance for credit losses on loans and leases	(22,530)	(14,256)
Net loans and leases	1,959,601	1,973,605
Foreclosed assets	93	93
Premises and equipment, net	23,239	23,571
Goodwill	27,357	27,357
Other intangible assets, net	3,022	3,275
Bank-owned life insurance	53,594	54,242
Other assets	73,382	58,029
Total assets	$3,418,854	$3,371,014

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,104,691	$1,084,544
Interest bearing	1,760,252	1,697,028
Total deposits	2,864,943	2,781,572
Repurchase agreements	107,760	106,937
Long-term debt	49,151	49,141
Subordinated debentures	35,347	35,302
Allowance for credit losses on unfunded loan commitments	1,040	203
Other liabilities	34,922	35,365
Total liabilities	3,093,163	3,008,520

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,086,032 and 15,270,010 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	111,673	113,007
Additional paid-in capital	4,281	3,910
Retained earnings	227,445	234,410
Accumulated other comprehensive (loss) income, net	(17,708)	11,167
Total shareholders' equity	325,691	362,494
Total liabilities and shareholders' equity	$3,418,854	$3,371,014

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(dollars in thousands, except per share data, unaudited)

	Three months ended March 31,
	2022	2021
Interest and dividend income
Loans and leases, including fees	$20,772	$26,412
Taxable securities	3,490	1,578
Tax-exempt securities	1,726	1,449
Federal funds sold and other	93	19
Total interest income	26,081	29,458
Interest expense
Deposits	560	608
Short-term borrowings	82	48
Subordinated debentures	683	247
Total interest expense	1,325	903
Net interest income	24,756	28,555
Provision for credit losses on loans and leases	600	250
Benefit for credit losses on unfunded loan commitments	(94)	—
Net interest income after provision for credit losses	24,250	28,305
Noninterest income
Service charges on deposits	3,040	2,767
Other income	3,023	4,063
Total noninterest income	6,063	6,830
Noninterest expense
Salaries and employee benefits	11,805	11,151
Occupancy	2,294	2,486
Other	6,074	6,634
Total noninterest expense	20,173	20,271
Income before taxes	10,140	14,864
Provision for income taxes	2,733	3,786
Net income	$7,407	$11,078

PER SHARE DATA
Book value	$21.59	$22.58
Cash dividends	$0.23	$0.21
Earnings per share basic	$0.49	$0.73
Earnings per share diluted	$0.49	$0.72
Average shares outstanding, basic	15,021,138	15,241,190
Average shares outstanding, diluted	15,120,990	15,355,890

Total shareholders' equity (in thousands)	$325,691	$347,981
Shares outstanding	15,086,032	15,410,763
Dividends paid (in thousands)	$3,508	$3,231

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(dollars in thousands, unaudited)

	Three months ended March 31,
	2022	2021
Net income	$7,407	$11,078
Other comprehensive loss, before tax:
Unrealized gains on securities:
Unrealized holding loss arising during period	(39,962)	(5,759)
Less: reclassification adjustment for gains included in net income (1)	(1,032)	—
Other comprehensive loss, before tax	(40,994)	(5,759)
Income tax benefit related to items of other comprehensive loss, net of tax	12,119	1,703
Other comprehensive loss	(28,875)	(4,056)
Comprehensive (loss) income	$(21,468)	$7,022
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2022 and 2021 was $305 thousand and $0 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31 2020	15,388,423	$113,384	$3,736	$208,371	$18,405	$343,896
Net income	—	—	—	11,078	—	11,078
Other comprehensive loss, net of tax	—	—	—	—	(4,056)	(4,056)
Stock options exercised, net of shares surrendered for cashless exercises	4,160	69	(15)	—	—	54
Stock compensation costs	18,180	—	240	—	—	240
Cash dividends - $0.21 per share	—	—	—	(3,231)	—	(3,231)
Balance, March 31, 2021	15,410,763	$113,453	$3,961	$216,218	$14,349	$347,981

Balance, December 31, 2021	15,270,010	$113,007	$3,910	$234,410	$11,167	$362,494
Cumulative effect of change in accounting principle (Note 3)	—	—	—	(7,315)	—	(7,315)
Net income	—	—	—	7,407	—	7,407
Other comprehensive loss, net of tax	—	—	—	—	(28,875)	(28,875)
Restricted stock surrendered due to employee tax liability	(1,196)	(9)	—	(23)	—	(32)
Restricted stock forfeited / cancelled	(220)	—	—	—	—	—
Stock based compensation - stock options	—	—	30	—	—	30
Stock based compensation - restricted stock	—	—	341	—	—	341
Stock repurchase	(182,562)	(1,325)	—	(3,526)	—	(4,851)
Cash dividends - $0.23 per share	—	—	—	(3,508)	—	(3,508)
Balance, March 31, 2022	15,086,032	$111,673	$4,281	$227,445	$(17,708)	$325,691

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(dollars in thousands, unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$7,407	$11,078
Adjustments to reconcile net income to net cash provided by operating activities:

Gain on sales of securities	(1,032)	—
Loss on disposal of fixed assets	6	4
Gain on sale on foreclosed assets	(5)	(15)
Writedowns on foreclosed assets	—	98
Stock based compensation expense	371	240
Provision for credit losses on loans and leases	600	250
Depreciation and amortization	636	819
Net amortization on securities premiums and discounts	1,177	1,152
Amortization (accretion) of premiums (discounts) for loans acquired	36	(98)
Decrease (increase) in cash surrender value of life insurance policies	645	(583)
Amortization of core deposit intangible	253	269
(Increase) decrease in interest receivable and other assets	(1,419)	5,690
Decrease in other liabilities	(537)	(1,499)
Deferred income tax benefit (provision)	811	(2,002)
Decrease (increase) in value of restricted bank equity securities	332	(857)
Net amortization of partnership investment	113	133
Net cash provided by operating activities	9,394	14,679

Cash flows from investing activities:
Maturities and calls of securities available for sale	2,373	1,705
Proceeds from sales of securities available for sale	26,408	—
Purchases of securities available for sale	(145,327)	(45,713)
Principal pay downs on securities available for sale	23,688	28,141
Loan originations and payments, net	3,914	175,550
Purchases of premises and equipment	(265)	(68)
Proceeds from sales of foreclosed assets	5	35
Purchase of bank-owned life insurance	(8)	(133)
Liquidation of bank-owned life insurance	11	—
Amortization of debt issuance costs	10	—
Net cash (used in) provided by investing activities	(89,191)	159,517

Cash flows from financing activities:
Increase in deposits	83,371	229,286
Decrease in borrowed funds	—	(137,900)
Increase in repurchase agreements	823	12,389
Cash dividends paid	(3,508)	(3,231)
Repurchases of common stock	(4,883)	—
Stock options exercised	—	54
Net cash provided by financing activities	75,803	100,598

(Decrease) increase in cash and cash equivalents	(3,994)	274,794

Cash and cash equivalents
Beginning of period	257,528	71,417
End of period	$253,534	$346,211

Supplemental disclosure of cash flow information:
Interest paid	$1,730	$879
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$—	$94

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of March 31, 2022, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, SBA loans, and mortgage warehouse lending. In addition, in February 2020 the bank opened a loan production office which is currently located in Roseville, CA. To support organic growth in the agricultural lending sector the bank also opened a loan production office in Templeton, CA in April 2022. The Company had total assets of $3.4 billion at March 31, 2022, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.9 billion at March 31, 2022, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2020 have been reclassified to be consistent with the reporting for 2021. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost (generally loans and held-to-maturity investment securities) in addition to certain off balance-sheet credit exposure. Under the current expected credit losses (“CECL”)

methodology expected credit losses for financial assets are estimated over the contractual life of the financial asset, adjusted for expected prepayments, considering historical experience, current conditions, and reasonable and supportable forecasts. Additionally, under CECL the accounting for credit losses on available-for-sale debt securities is addressed through an allowance for credit losses which is a change from legacy GAAP which previously required the direct write-down of securities through the other-than-temporary impairment approach. The Company implemented CECL on January 1, 2022, using the modified retrospective approach to estimate lifetime expected losses on financial assets measured at amortized cost in addition to certain off balance sheet credit exposures. The January 1, 2022, increase in the Company’s allowance for credit losses, of $9.5 million on loans and leases and $0.9 million in off balance sheet credit exposures, net of the impact of deferred taxes, was reflected in a transition adjustment of $7.3 million to retained earnings. There was no cumulative effect adjustment related to our available-for-sale investment portfolio upon adoption. Results for reporting periods beginning after December 31, 2021, are presented under CECL whereas prior comparative periods are presented under legacy GAAP.

The following table illustrates the impact of the adoption of CECL, and the transition away from the incurred loss method, on January 1, 2022. The impact to the Allowance for Credit losses (“ACL”) on the Loan Portfolio is broken out at the class level (dollars in thousands, unaudited):

Transition Impact on Allowance for Credit Losses
(dollars in thousands, unaudited)
	January 1, 2022
	Reserves Under Incurred Loss	Reserves Under CECL	Transition Impact Gross	Impact of Deferred Taxes	Impact to Retained Earnings
Real estate:
1-4 family residential construction	$135	$28	$(107)	$32	$(75)
Other construction/land	228	254	26	(8)	18
1-4 family - closed-end	1,618	2,310	692	(205)	487
Equity lines	290	210	(80)	25	(55)
Multi-family residential	274	574	300	(89)	211
Commercial real estate - owner occupied	2,217	3,444	1,227	(363)	864
Commercial real estate - non-owner occupied	6,199	14,380	8,181	(2,419)	5,762
Farmland	737	340	(397)	117	(280)
Total real estate	11,698	21,540	9,842	(2,910)	6,932
Agricultural	465	382	(83)	25	(58)
Commercial and industrial	1,060	1,418	358	(106)	252
Mortgage warehouse lines	512	91	(421)	124	(297)
Consumer loans	521	279	(242)	72	(170)
Total allowance for credit losses - loans	$14,256	$23,710	$9,454	$(2,795)	$6,659

Allowance for credit losses - unfunded loan commitments	$203	$1,134	$931	$(275)	$656

The Company currently categorizes all of its loans and leases as held-for-investment and following CECL implementation, reports loans and leases on the amortized cost basis. The Company’s amortized cost basis is comprised of the principal balance outstanding, net of remaining purchase discount or premium and any deferred fees or costs. Notably, the Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable continues to be included in other assets on the Company’s balance sheet and as of March 31, 2022, measured at $4.8 million and $6.7 million for available-for-sale securities and loans, respectively. During 2022 no accrued interest receivable on loans or available for sale investment securities was reversed against interest income.

For available-for-sale debt securities in an unrealized loss position for which management has an intent to sell the security, or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available sale debt securities in an unrealized loss position, which don’t meet the previously outlined criteria, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in rating by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Similar to practice under legacy GAAP, the Company generally continues to place loans and leases on nonaccrual status when management has determined that the full repayment of principal and collection of contractually agreed upon interest is unlikely or when the loan in question has become delinquent more than 90 days. The Company may decide that it is appropriate to continue to accrue interest on certain loans and leases more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan and lease is reversed out of interest income in the period in which the loan’s status changed. For loans and leases with an interest reserve, i.e., where loan and lease proceeds are advanced to the borrower to make interest payments, all interest recognized from the inception of the loan and lease is reversed when the loan and lease is placed on non-accrual. Once a loan and lease is on non-accrual status subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Generally, loans and leases are not restored to accrual status until the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Similar to practice under legacy GAAP, the ACL on the loan portfolio is a valuation allowance deducted from the recorded balance in loans and leases. However, under CECL the ACL represents principal which is not expected to be collected over the contractual life of the loans and leases, adjusted for expected prepayment, whereas under legacy GAAP the allowance represented only losses already incurred as of the balance sheet date. The ACL is increased by a provision for credit losses charged to expense, and by principal recovered on charged-off balances. It is reduced by principal charge-offs. The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, using information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Adjustments are also made for changes in risk profile, credit concentrations, historical trends, and other economic conditions.

The ACL for loans and leases is separated between a collective reserve evaluation, for loans where similar risk characteristics exist and an individual reserve evaluation for loans without similar risk characteristics. The collective evaluation of loans is performed at the portfolio segment level, using call code as the primary segmentation key but also considering similarity in quantitative reserve methodology. The Company’s ACL is categorized according to the following portfolio segments: 1-4 Family Real Estate, Commercial Real Estate, Farmland & Agricultural Production, Commercial & Industrial, Mortgage Warehouse, and Consumer. Management utilizes a discounted cash flow methodology to estimate the quantitative portion of collectively evaluated reserves for the 1-4 Family Real Estate, Commercial Real Estate, Commercial & Industrial and Mortgage Warehouse portfolio segments. Management utilizes a Remaining Life Quantitative Reserve Methodology for the Farmland & Agricultural Production, and Consumer portfolio segments. Within the portfolio segments utilizing the DCF quantitative reserve methodology, management has made the election to adjust the effective interest rate to consider the impact of expected prepayments.

Loans and leases where similar risk characteristics exist are evaluated for the ACL in the collective reserve evaluation. The Company’s policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans and leases evaluated collectively and as such, all nonaccrual loans and leases are individually evaluated for reserves. As of March 31, 2022 the Bank’s nonaccrual loans and leases comprised the entire population of loans and leases individually evaluated. The Company’s policy is that nonaccrual loans also represent the subset of loans and leases where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loan and lease should be categorized as collateral dependent. It is the Company’s policy that the only loans and leases where the credit quality has deteriorated to the point where foreclosure is probable are the Company’s nonaccrual loans and leases.

The implementation of CECL also impacted the Company’s ACL on unfunded loan commitments, as this ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The Reserve for Unfunded Commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. Under CECL the ACL on unfunded loan commitments remains in Other Liabilities while any related provision expense has been moved to provision for credit loss expense from its prior presentation in noninterest expense. Prior period expense has been reclassified for comparative purposes.

Note 4 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 172,689 shares that were granted under the 2007 Plan were still outstanding as of March 31, 2022 and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of March 31, 2022 was 417,320. Options to purchase 436,418 shares granted under the 2017 Plan were outstanding as of March 31, 2022. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilizes a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.4 million was reflected in the Company’s income statement during the first quarter of 2022 and $0.2 million was charged during the first quarter of 2021, as expense related to stock options and restricted stock awards.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of time-vested, non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. There were no shares granted to employees and directors of the Company during the first three months of 2022. These awards are expensed on a straight-line basis over the vesting period. As of March 31, 2022, there was $2.6 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 3.0 years.

The Company’s time-vested award activity for the three months ended March 31, 2022 and 2021 is summarized below (unaudited):

	Three months ended March 31,
	2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	165,131	$21.72	148,885	$18.00
Granted	—	—	18,180	25.30
Vested	(3,162)	25.30	—	—
Forfeited	(220)	27.16	—	—
Unvested shares March 31,	161,749	$21.65	167,065	$18.79

Stock Option Grants

The Company has issued equity instruments in the form of Incentive Stock Options and Nonqualified Stock Options to certain officers and directors and may continue to do so under the 2017 Plan. The exercise price of each stock option is determined at the time of the grant and may be no less than 100% of the fair market value of such stock at the time the option is granted.

The Company’s stock option activity during the three months ended March 31, 2022 and 2021 are summarized below (dollars in thousands, except per share data, unaudited):

	Three months ended March 31,
	2022				2021
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	415,870	$24.15		$1,338	495,489	$23.67		$1,340
Granted	—	$—		$—	—	$—		$—
Exercised	—	$—		$91	(4,160)	$12.95		$50
Canceled	(3,081)	$27.30		$—	(10,600)	$27.64		$—
Outstanding at March 31,	412,789	$24.12	5.66	$1,092	480,729	$23.68	6.47	$1,701
Exercisable at March 31,	370,789	$23.78	5.43	$1,092	393,129	$22.96	6.05	$1,684
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 15,021,138 weighted average shares outstanding during the first quarter of 2022 and 15,241,190 during the first quarter of 2021.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the first quarter of 2022, calculations under the treasury stock method resulted in the equivalent of 51,609 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 301,714 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the first quarter of 2021 the equivalent of 114,700 shares were added in calculating diluted earnings per share, while 351,827 anti-dilutive stock options were not factored into the computation.

Note 6 – Comprehensive Income (Loss)

As presented in the Consolidated Statements of Comprehensive Income (Loss), comprehensive income (loss) includes net income and other comprehensive income (loss). The Company’s only source of other comprehensive income (loss) is unrealized gains and losses on available-for-sale investment securities. Investment gains or losses that were realized and reflected in net income of the current period, which had previously been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive income (loss) in the current period.

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

	March 31, 2022	December 31, 2021
Commitments to extend credit	$574,625	$554,028
Standby letters of credit	$7,037	$6,651

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

At March 31, 2022, the Company was also utilizing a letter of credit in the amount of $128.6 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

The Company is subject to loss contingencies, including claims and legal actions arising in the ordinary course of business, which are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

As noted under footnote 3 the adoption of CECL on January 1, 2022 impacted the Company’s ACL on unfunded loan commitments. Additional information is included in footnote 3.

Note 8 – Fair Value Disclosures and Reporting and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require public business entities to disclose in their financial statement footnotes the estimated fair values of financial instruments. In addition to disclosure requirements, FASB’s standard on investments requires that our debt securities that are classified as available for sale and any equity securities which have readily determinable fair values be measured and reported at fair value in our statement of financial position. Certain individually identified loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but the Company has not elected the fair value option for any of those financial instruments.

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	March 31, 2022
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$253,534	$253,534	$—	$—	$253,534
Investment securities available for sale	1,025,032	—	984,148	40,884	1,025,032
Loans and leases, net held for investment	1,940,933	—	—	1,938,933	1,938,933
Collateral dependent loans	18,668	—	18,668	—	18,668

Financial liabilities:
Deposits	2,864,943	1,104,691	1,757,812	—	2,862,503
Repurchase agreements	107,760	—	107,760	—	107,760
Long-term debt	49,151	—	46,585	—	46,585
Subordinated debentures	35,347	—	31,404	—	31,404

	December 31, 2021
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$257,528	$257,528	$—	$—	$257,528
Investment securities available for sale	973,314	—	750,077	223,237	973,314
Loans and leases, net held for investment	1,973,207	—	—	1,960,966	1,960,966
Collateral dependent loans	398	—	221	177	398

Financial liabilities:
Deposits	2,781,572	1,084,544	1,696,124	—	2,780,668
Repurchase agreements	106,937	—	106,937	—	106,937
Short term borrowings	49,141	—	49,118	—	49,118
Subordinated debentures	35,302	—	33,281	—	33,281

For financial asset categories that were carried on our balance sheet at fair value as of March 31, 2022 and December 31, 2021, the Company used the following methods and significant assumptions:

●	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities.
●	Collateral-dependent loans: Collateral-dependent loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.
●	Foreclosed assets: Repossessed real estate (known as other real estate owned, or “OREO”) and other foreclosed assets are carried at the lower of cost or fair value. Fair value is the appraised value less expected disposition costs for OREO; fair values for any other foreclosed assets are represented by estimated sales proceeds as determined using reasonably available sources. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Fair values for other foreclosed assets are adjusted as necessary, subsequent to a periodic reevaluation of expected cash flows and the timing of resolution. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$9,437	$—	$9,437	$—
Mortgage-backed securities	—	293,418	—	293,418	—
State and political subdivisions	—	286,380	—	286,380	—
Corporate bonds	—	2,475	40,884	43,359	—
Collateralized loan obligations	—	392,438	—	392,438	—
Total available-for-sale securities	$—	$984,148	$40,884	$1,025,032	$—

	Fair Value Measurements at December 31, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$1,574	$—	$1,574	$—
Mortgage-backed securities	—	306,727	—	306,727	—
State and political subdivisions	—	304,268	—	304,268	—
Corporate bonds	—	999	27,530	28,529	—
Collateralized loan obligations	—	136,509	195,707	332,216	—
Total available-for-sale securities	$—	$750,077	$223,237	$973,314	$—

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Collateralized Loan Obligations		Corporate Bonds
	2022	2021	2022	2021
Balance of recurring Level 3 assets at January 1,	$195,707	$—	$27,530	$—
Purchases	—	—	13,354	—
Transfers out of Level 3	(195,707)	—	—	—
Balance of recurring Level 3 assets at March 31,	$—	$—	$40,884	$—

All of the Company’s collateralized loan obligations with a fair value of $195.7 million as of January 1, 2022 were transferred from Level 3 to Level 2 because observable market data became available due to a significant increase in trading volume for these securities in the first quarter of 2022.

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	219	—	219
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	18,449	—	18,449
Total real estate	—	18,668	—	18,668
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$18,668	$—	$18,668
Foreclosed assets	$—	$93	$—	$93
Total assets measured on a nonrecurring basis	$—	$18,761	$—	$18,761

	Fair Value Measurements at December 31, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	161	—	161
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	60	—	60
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	221	—	221
Agricultural	—	—	—	—
Commercial and industrial	—	—	177	177
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$221	$177	$398
Foreclosed assets	$—	$93	$—	$93
Total assets measured on a nonrecurring basis	$—	$314	$177	$491

The table above includes collateral-dependent loan balances for which a specific reserve has been established or on which a write-down has been taken. Information on the Company’s total collateral dependent loan balances and specific loss reserves associated with those balances is included in Note 10 below.

The unobservable inputs are based on Management’s best estimates of appropriate discounts in arriving at fair market value. Adjusting any of those inputs could result in a significantly lower or higher fair value measurement. For example, an increase or decrease in actual loss rates would create a directionally opposite change in the fair value of unsecured individually identified loans.

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

The amortized cost and estimated fair value of available-for-sale investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses - AFS Securities	Estimated Fair Value
U.S. government agencies	$9,695	$—	$(258)	$—	$9,437
Mortgage-backed securities	304,904	395	(11,881)	—	293,418
State and political subdivisions	294,077	2,356	(10,053)	—	286,380
Corporate bonds	44,755	—	(1,396)	—	43,359
Collateralized loan obligations	396,741	—	(4,303)	—	392,438
Total securities	$1,050,172	$2,751	$(27,891)	$—	$1,025,032

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$1,546	$28	$—	$1,574
Mortgage-backed securities	303,912	4,772	(1,957)	306,727
State and political subdivisions	290,729	13,807	(268)	304,268
Corporate bonds	28,436	94	(1)	28,529
Collateralized loan obligations	332,836	68	(688)	332,216
Total securities	$957,459	$18,769	$(2,914)	$973,314

The Company did not record an ACL on the AFS portfolio at March 31, 2022 or upon implementation on January 1, 2022.   As of both dates the Company considers the unrealized loss across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value in any case.  The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both January 1, 2022 and March 31, 2022 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold.  The following bullets outline additional support for management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of January 1, 2022 and March 31, 2022 was attributable to credit deterioration and a risk of loss, requiring a reserve.

●	US Government Agencies are supported by the full faith and credit-worthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or March 31, 2022.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or March 31, 2022.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both January 1, 2022 and March 31, 2022 noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. On a quarterly basis management receives financial information from a third-party service related to underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both January 1, 2022 and March 31, 2022 management concluded that no reserve was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly, these metrics include credit quality, reserve adequacy, capital, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of January 1, 2022 and March 31, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution.
●	The Company has invested in AA and AAA tranches of various collateralized debt obligations, which are securitizations of commercial loans. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both January 1, 2022 and March 31, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

At March 31, 2022 and December 31, 2021, the Company had 568 securities and 98 securities, respectively, with gross unrealized losses. Since the declines in market values were primarily attributable to changes in interest rates and volatility in the financial markets and not a result of an expected credit loss, no allowance for credit losses was recorded as of March 31, 2022. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	March 31, 2022
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$(258)	$7,837	$—	$—
Mortgage-backed securities	(10,795)	245,781	(1,086)	9,535
State and political subdivisions	(10,053)	172,561	—	—
Corporate bonds	(1,396)	40,360	—	—
Collateralized loan obligations	(4,303)	392,438	—	—
Total	$(26,805)	$858,977	$(1,086)	$9,535

	December 31, 2021
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. government agencies	$—	$—	$—	$—
Mortgage-backed securities	(1,797)	107,026	(160)	2,808
State and political subdivisions	(268)	30,170	—	—
Corporate bonds	(1)	499	—	—
Collateralized loan obligations	(688)	175,581	—	—
Total	$(2,754)	$313,276	$(160)	$2,808

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended March 31,
	2022	2021
Proceeds from sales, calls and maturities of securities available for sale	$28,781	$1,705
Gross gains on sales, calls and maturities of securities available for sale	1,032	—
Gross losses on sales, calls and maturities of securities available for sale	—	—
Net gains on sale of securities available for sale	$1,032	$—

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2022 and December 31, 2021 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	March 31, 2022
	Amortized Cost	Fair Value
Maturing within one year	$1,627	$1,640
Maturing after one year through five years	11,874	11,807
Maturing after five years through ten years	79,707	78,347
Maturing after ten years	256,330	248,302
Securities not due at a single maturity date:
Mortgage-backed securities	303,893	292,498
Collateralized loan obligations	396,741	392,438
	$1,050,172	$1,025,032

	December 31, 2021
	Amortized Cost	Fair Value
Maturing within one year	$3,513	$3,547
Maturing after one year through five years	26,422	26,718
Maturing after five years through ten years	36,840	38,314
Maturing after ten years	253,936	265,792
Securities not due at a single maturity date:
Mortgage-backed securities	303,912	306,727
Collateralized loan obligations	332,836	332,216
	$957,459	$973,314

At March 31, 2022, the Company’s investment portfolio included 400 “muni” bonds issued by 334 different government municipalities and agencies located within 33 different states, with an aggregate fair value of $286.4 million. The largest exposure to any single municipality or agency was a combined $4.0 million (fair value) in general obligation bonds issued by the Alvin Independent School District of Brazoria County (TX). In addition, the Company owned 36 subordinated debentures issued by bank holding companies totaling $43.4 million (fair value).

The Company’s investments in bonds issued by corporations, states, municipalities and political subdivisions are evaluated in accordance with Financial Institution Letter 48-2012, issued by the FDIC, “Revised Standards of Creditworthiness for Investment Securities,” and other regulatory guidance. Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly rated bonds. There have been no significant differences in our internal analyses compared with the ratings assigned by the third-party credit rating agencies.

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	March 31, 2022		December 31, 2021
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$100,358	$98,135	$85,045	$89,225
California	61,033	58,612	64,092	67,066
Washington	20,407	20,614	23,858	24,812
Other (26 & 26 states, respectively)	74,020	72,156	75,037	78,579
Total general obligation bonds	255,818	249,517	248,032	259,682

Revenue bonds
State of issuance
Texas	5,752	5,626	7,038	7,377
Washington	4,113	3,973	1,349	1,392
California	2,823	2,659	4,334	4,602
Other (15 & 15 states, respectively)	25,571	24,605	29,976	31,215
Total revenue bonds	38,259	36,863	42,697	44,586
Total obligations of states and political subdivisions	$294,077	$286,380	$290,729	$304,268

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	March 31, 2022		December 31, 2021
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$14,145	$13,581	$15,534	$16,220
Sewer	5,037	4,922	3,932	4,165
Lease	3,321	3,263	6,556	6,718
Tax revenue	2,205	1,986	—	—
Special Tax	2,106	2,035	5,514	5,842
Other (9 and 9 sources, respectively)	13,649	13,062	11,161	11,641
Total revenue bonds	$38,259	$36,863	$42,697	$44,586

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

The Company currently has investments in two different LIHTC fund limited partnerships made in 2014 and 2015, both of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act. We utilize the cost method of accounting for our LIHTC fund investments, under which we initially record on our balance sheet an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement reflects tax credits and any other tax benefits from these investments “below the line” within our income tax provision, while the initial book value of the investment is amortized on a straight-line basis as an offset to noninterest income, over the time period in which the tax credits and tax benefits are expected to be received.

As of March 31, 2022, our total LIHTC investment book balance was $2.8 million, which includes $0.1 million in remaining commitments for additional capital contributions. There were $0.1 million in tax credits derived from our LIHTC investments that were recognized during the three months ended March 31, 2022, and amortization expense of $0.1 million associated with those investments was netted against pre-tax noninterest income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

Note 10 – Loans and Leases and Allowance for Credit Losses

We adopted the new current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2022. Certain prior period credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the current guidance and have not been included below as of March 31, 2022. Under CECL, disclosures are required on the amortized cost basis, whereas legacy GAAP required presentation on the recorded investment basis, with the primary difference being net deferred fees and costs. Unless specifically noted otherwise, March 31, 2022 disclosures are prepared on the amortized cost basis and December 31, 2021 disclosures present information according to the recorded investment basis.

The following table presents loans by class as of March 31, 2022 and December 31, 2021. Accrued interest receivable on loans of $6.7 million and $6.8 million at March 31, 2022 and December 31, 2021 respectively is not included in the loans included in the table below but is included in other assets on the Company’s balance sheet. The March 31, 2022, balance in 1-4 family closed end loans reflects first quarter 2022 purchase of $125.2 million. The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report classification or call code classification. The final table in this section separates a rollforward of the Allowance for Credit Losses at the portfolio segment level.

Loan And Lease Distribution
(dollars in thousands, unaudited)
	March 31, 2022	December 31, 2021
Real estate:
1-4 family residential construction	$8,800	$21,369
Other construction/land	24,633	25,299
1-4 family - closed-end	398,871	289,457
Equity lines	23,389	26,588
Multi-family residential	59,711	53,458
Commercial real estate - owner occupied	331,764	334,446
Commercial real estate - non-owner occupied	857,051	882,888
Farmland	98,865	106,706
Total real estate	1,803,084	1,740,211
Agricultural	31,663	33,990
Commercial and industrial	87,173	109,791
Mortgage warehouse lines	57,178	101,184
Consumer loans	4,233	4,550
Subtotal	1,983,331	1,989,726
Less net deferred loan fees and costs	(1,200)	(1,865)
Loans and leases, amortized cost basis	1,982,131	1,987,861
Allowance for credit losses	(22,530)	(14,256)
Net loans and leases	$1,959,601	$1,973,605

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of March 31, 2022:

Nonaccrual Loans and Leases
(dollars in thousands, unaudited)
	March 31, 2022
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	1,713	—	1,713	—
Equity lines	845	—	845	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	399	—	399	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	18,449	—	18,449	—
Total real estate	21,406	—	21,406	—
Agricultural	7,868	242	8,110	—
Commercial and industrial	627	285	912	19
Mortgage warehouse lines	—	—	—	—
Consumer loans	18	—	18	—
Total	$29,919	$527	$30,446	$19

The following table presents the impaired loans as of December 31, 2021, according to loan class, with and without an individually evaluated reserve according to the recorded investment basis. Impaired loans as of December 31, 2021 included both nonaccrual loans and performing TDRs. A separate breakout of nonaccrual loans by class as of December 31, 2021 is included in the past due loans table as of December 31, 2021, later in this footnote.

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

The Company recognized $0 in interest on nonaccrual loans during the first quarter 2022 and would have recognized an additional $0.1 million on nonaccrual loans had those loans not been designated as nonaccrual.

The following table presents the amortized cost basis of collateral-dependent loans by class as of March 31, 2022:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	March 31, 2022
	Amortized Cost	Individual Reserves
Real estate:
1-4 family residential construction	$—	$—
Other construction/land	—	—
1-4 family - closed-end	1,487	—
Equity lines	712	—
Multi-family residential	—	—
Commercial real estate - owner occupied	562	—
Commercial real estate - non-owner occupied	—	—
Farmland	18,449	—
Total real estate	21,210	—
Agricultural	7,868	—
Commercial and industrial	613	—
Mortgage warehouse lines	—	—
Consumer loans	—	—
Total loans and leases	$29,691	$—

Absent the significant deterioration of the collateral value of Farmland securing several loans to a single borrower, which were downgraded to non-accrual and collateral dependent during the first quarter of 2022 there were no significant changes in the population of collateral dependent loans, or in the valuations of the related collateral. All of the Company’s collateral dependent loans had appraised collateral values which exceed the amortized cost basis of the related loan as of March 31, 2022, which the company has applied discounts against. The weighted-average loan to value of the Company’s collateral-dependent loans as of March 31, 2022, was 18%. No collateral-dependent loans were in the process of foreclosure as of March 31, 2022.

The following table presents the aging of the amortized cost basis in past-due loans, according to class, as of March 31, 2022:

Past Due Loans and Leases
(dollars in thousands, unaudited)
	March 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$8,800	$8,800
Other construction/land	—	—	—	—	24,532	24,532
1-4 family - closed-end	179	—	—	179	399,673	399,852
Equity lines	—	—	—	—	23,690	23,690
Multi-family residential	—	—	—	—	59,632	59,632
Commercial real estate - owner occupied	2,543	—	—	2,543	329,257	331,800
Commercial real estate - non-owner occupied	189	—	—	189	854,315	854,504
Farmland	44	—	—	44	98,881	98,925
Total real estate	2,955	—	—	2,955	1,798,780	1,801,735
Agricultural	—	—	259	259	31,502	31,761
Commercial and industrial	10	14	320	344	86,788	87,132
Mortgage warehouse lines	—	—	—	—	57,178	57,178
Consumer loans	12	5	—	17	4,308	4,325
Total loans and leases	$2,977	$19	$579	$3,575	$1,978,556	$1,982,131

The following table presents the aging of the recorded investment in past-due and nonaccrual loans, according to class, as of December 31, 2021:

December 31, 2021	30-59 Days	60-89 Days	90 Days Or More Past			Total Financing	Non-Accrual
	Past Due	Past Due	Due(2)	Total Past Due	Current	Receivables	Loans(1)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$21,369	$21,369	$—
Other construction/land	—	—	—	—	25,299	25,299	—
1-4 family - closed-end	1,532	132	—	1,664	287,793	289,457	1,023
Equity lines	30	—	—	30	26,558	26,588	892
Multi-family residential	—	—	—	—	53,458	53,458	—
Commercial real estate owner occupied	124	—	698	822	333,624	334,446	1,234
Commercial real estate non-owner occupied	—	—	—	—	882,888	882,888	—
Farmland	—	—	—	—	106,706	106,706	—
Total real estate loans	1,686	132	698	2,516	1,737,695	1,740,211	3,149

Agricultural	—	—	284	284	33,706	33,990	378
Commercial and industrial	473	—	283	756	109,035	109,791	973
Mortgage warehouse lines	—	—	—	—	101,184	101,184	—
Consumer loans	6	3	—	9	4,541	4,550	22
Total gross loans and leases	$2,165	$135	$1,265	$3,565	$1,986,161	$1,989,726	$4,522
(1)	Included in Total Financing Receivables
(2)	As of December 31, 2021 there were no loans over 90 days past due and still accruing.

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR) if the modification constitutes a concession. At March 31, 2022, the Company had a total of $5.6 million in TDRs, including $1.0 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain, then the loan will be kept on non-accrual status.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

Three months ended March 31, 2022
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

	Three months ended March 31, 2021
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	83	—	83
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—	—	—
Farmland	—	—	—	—	—	—
Total real estate loans	—	—	—	83	—	83
Agricultural	—	118	—	—	—	118
Commercial and industrial	—	185	—	—	—	185
Consumer loans	—	41	—	—	—	41
Total	$—	$344	$—	$83	$—	$427

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended March 31, 2022
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		—	—	—	—

Agricultural	0	—	—	—	—
Commercial and industrial	0	—	—	—	—
Consumer loans	0	—	—	—	—
Total		$—	$—	$—	$—
(1)	This represents the change in the ACL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended March 31, 2021
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	1	83	83	—	1
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	0	—	—	—	—
Farmland	0	—	—	—	—
Total real estate loans		83	83	—	1

Agricultural	1	118	118	116	111
Commercial and industrial	1	185	185	(1)	48
Consumer loans	1	41	41	—	—
Total		$427	$427	$115	$160
(1)	This represents the change in the ACL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The Company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three-month period ending March 31, 2022 and 2021.

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention and substandard to characterize and qualify the associated credit risk. Loans classified as “loss” are immediately charged-off. The Company uses the following definitions of risk classifications:

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

The following tables present the amortized cost of loans and leases by credit quality classification in addition to loan and lease vintage as of March 31, 2022:

Loan and Lease Credit Quality by Vintage
(dollars in thousands, unaudited)
	Term Loans and Loans Amortized Cost Basis by Origination Year
	2022		2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total Loans
1-4 family construction
Pass	$		$—	$—	$—	$—	$—	$8,800	$8,800
Special Mention		—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Subtotal		—	—	—	—	—	—	8,800	8,800
Other construction/land
Pass		—	3,617	4,395	798	1,087	1,306	13,253	24,456
Special Mention		—	—	—	—	—	—	—	—
Substandard		—	—	76	—	—	—	—	76
Subtotal		—	3,617	4,471	798	1,087	1,306	13,253	24,532
1-4 family - closed-end
Pass		66,654	253,394	8,104	2,112	12,057	52,248	—	394,569
Special Mention		—	—	—	—	1,022	2,116	—	3,138
Substandard		—	869	—	—	33	1,243	—	2,145
Subtotal		66,654	254,263	8,104	2,112	13,112	55,607	—	399,852
Equity lines
Pass		—	91	587	376	81	—	20,990	22,125
Special Mention		—	—	—	—	—	—	468	468
Substandard		—	122	—	—	—	—	975	1,097
Subtotal		—	213	587	376	81	—	22,433	23,690
Multi-family residential
Pass		6,589	525	12,099	5,014	13,297	12,919	5,754	56,197
Special Mention		—	—	—	—	—	3,435	—	3,435
Substandard		—	—	—	—	—	—	—	—
Subtotal		6,589	525	12,099	5,014	13,297	16,354	5,754	59,632
Commercial real estate - OO
Pass		5,305	26,484	75,109	38,895	39,813	128,482	8,230	322,318
Special Mention		—	—	—	2,057	—	2,790	—	4,847
Substandard		343	—	—	—	80	3,450	762	4,635
Subtotal		5,648	26,484	75,109	40,952	39,893	134,722	8,992	331,800
Commercial real estate - NOO
Pass		9,456	19,831	488,558	27,003	58,415	173,452	33,369	810,084
Special Mention		—	—	16,432	—	7,277	3,652	2,710	30,071
Substandard		—	—	—	—	852	13,175	322	14,349
Subtotal		9,456	19,831	504,990	27,003	66,544	190,279	36,401	854,504
Farmland
Pass		—	1,386	5,042	2,060	8,318	31,618	17,364	65,788
Special Mention		—	—	—	—	7,150	3,857	548	11,555
Substandard		—	—	—	—	4,722	16,860	—	21,582
Subtotal		—	1,386	5,042	2,060	20,190	52,335	17,912	98,925
Agricultural
Pass		273	3,180	481	34	1,092	6,990	9,585	21,635
Special Mention		—	—	—	—	—	—	939	939
Substandard		—	8,607	—	—	—	16	564	9,187
Subtotal		273	11,787	481	34	1,092	7,006	11,088	31,761
Commercial and industrial
Pass		1,414	18,261	8,686	7,372	6,129	11,558	23,261	76,681
Special Mention		—	242	3,245	142	—	1,760	3,952	9,341
Substandard		—	—	48	161	102	721	78	1,110
Subtotal		1,414	18,503	11,979	7,675	6,231	14,039	27,291	87,132
Mortgage warehouse lines
Pass		—	—	—	—	—	—	57,178	57,178
Subtotal		—	—	—	—	—	—	57,178	57,178
Consumer loans
Pass		604	340	212	337	26	491	2,250	4,260
Special Mention		—	9	26	—	2	2	8	47
Substandard		—	—	17	—	—	1	—	18
Subtotal		604	349	255	337	28	494	2,258	4,325
Total		$90,638	$336,958	$623,117	$86,361	$161,555	$472,142	$211,360	$1,982,131

The following table presents the Company’s loan portfolio on the recorded investment basis, according to loan class and credit grade as of December 31, 2021:

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

CECL replaces the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans as of December 31, 2021 management elected not to transition these loans into the PCD designation. As of March 31, 2022 the Company had no loans categorized as PCD.

As noted in footnote 3, on January 1, 2022 the Company implemented CECL and increased our ACL, previously the allowance for loan and lease losses, with a $9.5 million cumulative adjustment. The Company’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, with the exception of Farmland, Agricultural Production and Consumer loans, using a discounted cash flow (“DCF”) methodology. For purposes of calculating the quantitative portion of collectively evaluated reserves on Farmland, Agricultural Production, and Consumer categories a Remaining Life methodology is utilized. For purposes of estimating the Company’s ACL, Management generally evaluates collectively evaluated loans by Federal Call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flows over the contractual life of the loans, are based on Bank specific prepayment history, specific to each call code, and subject to update on an annual basis. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code regression models utilized upon implementation of CECL on January 1, 2022, and as of March 31, 2022, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Management selected the National Unemployment Rate as the driver of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

The quantitative reserves for Farmland, Agricultural Production and Consumer loans are calculated using a Remaining Life methodology where average historical bank specific and peer loss rates are applied to expected loan balances over an estimated remaining life of loans in calculation of the quantitative portion of collectively evaluated loans in these classes. The estimated remaining life is calculated using historical bank-specific loan attrition data. For the Farmland, Agricultural Production and Consumer classes of loans, reasonable and supportable forecasts of the National Unemployment rate, real GDP and the housing price index are considered through estimation of qualitative reserves.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of reserves on collectively evaluated loans. As current and expected conditions, may vary compared with conditions over the historical lookback period, which is utilized in the calculation of quantitative reserves, management considers whether additional or reduced reserve levels on collectively evaluated loans may be warranted given the consideration of a variety of qualitative factors. Several of the following qualitative factors (“Q-factors”) considered by management reflect the legacy regulatory guidance on Q-factors, whereas several others represent factors unique to the Company or unique to the current time period.

●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices
●	Changes in international, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, as reflected in forecasts of the Housing Price Index, Real GDP and the National Unemployment Rate (Farmland & Agricultural Production and Consumer segments only)
●	Changes in the nature and volume of the loan portfolio
●	Changes in the experience, ability, and depth of lending management and other relevant staff
●	Changes in the volume and severity of past due, non-accruals loans, and adversely classified loans, as reflected in changes of the relative level of loans classified as substandard and special mention
●	Changes in the quality of the Bank’s loan review processes
●	Changes in the value of underlying collateral for loans not identified as collateral dependent
●	Changes in loan categorization concentrations
●	Other external factors, which include, the influence of peer data on estimated quantitative reserves, residual COVID-19 related risk, impact of government stimulus, reliance on the National Unemployment rate as opposed to the California unemployment rate in the calculation of quantitative reserves, the expected impact of fluctuations in interest rate levels on the life of the Company’s loans

The qualitative portion of the Company’s reserves on collectively evaluated loans are calculated using a combination of numeric frameworks and management judgement, to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative reserves is also contingent upon the historical peer, life-of-loan-equivalent, loss rate ranges and the relative weighting of Q-factors according to management’s judgement.

Although collectively evaluated reserves are generally calculated separately at the call code or loan class level, management has grouped loan classes with similar risk characteristics into the following portfolio segments: 1-4 Family Real Estate, Commercial Real Estate, Farmland & Agricultural Production, Commercial & Industrial, Mortgage Warehouse and Consumer loans. Loans secured by 1-4 family residences have a different profile from loans secured by Commercial Real Estate. Generally, the borrowers for 1-4 Family loans are consumers whereas borrowers for Commercial Real Estate are often businesses. The COVID-19 pandemic illustrated how these different categories of real estate loans were subject to different risks, which was exacerbated by the widespread work-from-home model adopted by many companies during and since the pandemic. Farmland and Agricultural Production loans are included in a single segment as these loans are often times to the same borrowers, facing the same risks relating to commodity prices, water supply and drought conditions in addition to other environmental concerns. Commercial & Industrial loans are separated into a unique segment given the uniqueness of these loans, which are often revolving and secured by other business assets as opposed to real estate. Mortgage warehouse loans are also unique in the Company’s portfolio and warrant separate presentation as an individual portfolio segment, given the specific nature of these constantly revolving lines to mortgage originators and also attributable to a very limited loss history, even after consideration of peer data. Finally, the Company splits out Consumer loans as a separate segment as a result of the small balance, homogeneous terms that characterize these loans.

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of March 31, 2022, the only loans that Management considered to have different risk characteristics from other loans sharing the same Federal Call Report code were loans designated nonaccrual.

The following table presents the activity in the allowance for credit losses by portfolio segment for the quarter ended March 31, 2022:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2021	$1,909	$9,052	$1,202	$1,060	$512	$521	$14,256
Impact of adopting ASC 326	611	9,628	(480)	358	(421)	(242)	9,454
Charge-offs	—	—	(1,958)	(74)	—	(299)	(2,331)
Recoveries	87	260	—	20	—	184	551
Provision for credit losses	722	(1,897)	1,842	(133)	(40)	106	600
Ending allowance balance:	$3,329	$17,043	$606	$1,231	$51	$270	$22,530

The $1.2 million reduction in the Company’s Loan Portfolio ACL in the first quarter, from $23.7 million upon implementation on January 1, 2022 and $22.5 million as of March 31, 2022 primarily reflects a narrowing of the gap between the current and expected California unemployment rate and the National unemployment rate as of March 31, 2022 compared with December 31, 2021. The charge-offs of $2.0 million in the Farmland & Agricultural Production segment during the first quarter 2022 reflects a change in the expected valuation of collateral on a single loan relationship. Management considers this charge-off to be a unique circumstance and not indicative of an increased level of risk in the Farmland & Agricultural Production segment.

The following table presents the activity in the allowance for loan losses by portfolio segment for the quarter ended March 31, 2021:

	Three months ended March 31, 2021
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$11,766	$482	$4,721	$720	$49	$17,738
Charge-offs	(233)	—	(52)	(163)	—	(448)
Recoveries	453	—	110	216	—	779
Provision	820	190	(574)	(180)	(6)	250
Ending balance	$12,806	$672	$4,205	$593	$43	$18,319
Reserves:
Specific	$398	$361	$409	$17	$—	$1,185
General	12,408	311	3,796	576	43	17,134
Ending balance	$12,806	$672	$4,205	$593	$43	$18,319
Loans evaluated for impairment:
Individually	$16,611	$467	$1,898	$219	$—	$19,195
Collectively	1,849,655	45,009	369,804	4,805	—	2,269,273
Ending balance	$1,866,266	$45,476	$371,702	$5,024	$—	$2,288,468

Note 11 – Long-Term Debt

Long-Term Debt

(dollars in thousands, unaudited)

	March 31, 2022		December 31, 2021
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
Fixed - floating rate subordinated debentures, due 2031 (1)	$50,000	$(849)	$50,000	$(859)
Total long-term debt	$50,000	$(849)	$50,000	$(859)
(1)	3.25% fixed rate for five years, then floating rate beginning October 1, 2026 at 253.5 basis points over 3-month term SOFR adjusted quarterly.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income, except for gains on the sale of OREO which is classified as noninterest expense. The following table presents the Company’s sources of noninterest income for the three-month periods ended March 31, 2022 and 2021. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended March 31,
	2022	2021
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,328	$1,105
Other service charges on deposits	1,712	1,662
Debit card interchange income	2,056	1,894
Loss on limited partnerships(1)	(113)	(133)
Dividends on equity investments(1)	246	192
Unrealized gains recognized on equity investments(1)	(332)	857
Net gains on sale of securities(1)	1,032	—
Other(1)	134	1,253
Total noninterest income	$6,063	$6,830

Noninterest expense
Salaries and employee benefits (1)	$11,805	$11,151
Occupancy expense (1)	2,294	2,486
(Gain) loss on sale of OREO	(5)	(15)
Other (1)	6,079	6,649
Total noninterest expense	$20,173	$20,271
Percentage of noninterest revenue not within scope of ASC 606.	15.95%	31.76%

(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	the risk of unfavorable economic conditions in the Company’s market areas;
●	risks associated with the current national emergency with respect to COVID-19 and its variants, including the impact that national, state, and local responses, including limitations on business and personal activity as well as any stimulus or relief efforts have on customers’ continued ability to repay loans.;
●	risks associated with fluctuations in interest rates;
●	risks associated with inflation;
●	liquidity risks, including the ability to effectively manage the additional liquidity from the significant increase in deposits during the COVID-19 pandemic including managing the potential loss of a portion of such deposits;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;
●	the Company’s ability to successfully deploy new technology;
●	the Company’s ability to receive regulatory approval for acquisitions or branch expansion while having a less than satisfactory rating under the Community Reinvestment Act;

●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the success of acquisitions or branch expansions, closures or consolidations; and
●	risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2021 and in Item 1A, herein. We do not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas:

●	the establishment of the allowance for credit losses, as explained in detail in Note 10 to the consolidated financial statements and in the “Provision for Credit Losses” and “Allowance for Credit Losses” sections of this discussion and analysis;
●	the valuation of individually evaluated loans and foreclosed assets, as discussed in Notes 8 and 10 to the consolidated financial statements;
●	income taxes and related deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and
●	goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this discussion and analysis.

Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations regarding those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2022 compared to First Quarter 2021

First quarter 2022 net income was $7.4 million, or $0.49 per diluted share, compared to $11.1 million, or $0.72 per diluted share in the first quarter of 2021. The Company’s annualized return on average equity was 8.64% and annualized return on average assets was 0.88% for the quarter ended March 31, 2022, compared to 12.94% and 1.40%, respectively, for the same quarter in 2021. The primary drivers behind the variance in first quarter net income are as follows:

●	Net interest income decreased by $3.8 million mostly due to a 67 bps decline in the yield on earning assets and a shift in mix due to higher levels of average cash invested overnight with the Federal Reserve Bank and lower average loan balances. In addition, there was a $0.4 million unfavorable increase in interest expense due to the issuance of subordinated debt during the third quarter of 2021.

●	A $0.6 million provision for credit losses on loans and leases as compared to a provision for loan and lease losses of $0.3 million in the same quarter in 2021. This unfavorable impact was attributed to higher charge-offs partially offset by a reduction in the pooled allowance under the new current expected credit losses (“CECL”) methodology implemented on January 1, 2022.

●	Noninterest income decreased $0.8 million or 11% primarily due to a $1.2 million decrease in the change in the annual valuation change of restricted equity investments, as well as BOLI fluctuations associated with deferred compensation plans for $1.2 million. These negative variances were partially offset by a $1.0 million gain on the sale of investment securities in an effort to rebalance the portfolio by selling longer duration and higher price volatility securities as a hedge against rising interest rates, due to likely persistent inflationary pressures in the near-intermediate term environment. Service charges on customer deposit accounts declined by $0.1 million, or 4%, to $3.0 million in the first quarter of 2022 as compared to the fourth quarter of 2021. This same income was $0.3 million higher in the first quarter of 2022 as compared to the first quarter of 2021 due to higher transaction based fees, including analysis fee income.
●	Total noninterest expense had a favorable decline of $0.2 million, or 1%, in the first quarter of 2022 as compared to the first quarter of 2021. Lower occupancy and legal expenses, partially offset by higher salaries and benefits were the primary drivers.

FINANCIAL CONDITION SUMMARY

March 31, 2022 relative to December 31, 2021

The Company’s assets totaled $3.4 billion at March 31, 2022 unchanged from December 31, 2021. The following provides a summary of key balance sheet changes during the first three months of 2022:

●	Investment securities increased 5% to $1.0 billion from $973.3 million at December 31, 2021, primarily due to purchases of collateralized loan obligations.

●	Gross loan balances remained relatively flat during the first quarter of 2022 with an overall 0.3% change. The net change did have some offsetting components with the larger fluctuations being a $44.0 million decline in mortgage warehouse line utilization, a $25.8 million decrease in non-owner occupied commercial real estate, and a $16.8 million of decrease in PPP loans. These declines were mostly offset by a $109.4 million increase in 1-4 family mortgage loans due to purchases of high-quality jumbo mortgage loans.
●	Deposits totaled $2.9 billion at March 31,2022, representing a year-to-date increase of $83.4 million, or 3%. The growth in deposits came primarily from core transaction and savings accounts.

●	Total shareholders’ equity of $325.7 million at March 31, 2022 reflects a decrease of $36.8 million, or 10%, relative to year-end 2021 due to net income of $7.4 million, offset by a $3.5 million dividend paid to shareholders, $4.9 million in share repurchases, a $28.9 million unfavorable swing in other comprehensive income/loss due principally to changes in investment securities' fair value, and a $7.3 million cumulative effect adjustment for the implementation of ASC 326. The remaining difference is related to stock options exercised and restricted stock compensation recognized during the quarter.

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

Impact of COVID-19 on the Company’s Operations

●	Starting in April 2020, the Company took actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA Paycheck Protection Program (PPP) loans. The Company had no loans remaining on deferral, which were modified under the CARES Act, as amended.
●	The uncertainty of national and local economic conditions had an impact on our provision for credit losses in early 2022 and on our provision for loan and lease losses in 2021. The Company implemented the Current Expected Credit Loss ("CECL") accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) on January 1, 2022, after having elected under Section 4014 of the CARES Act and the Consolidated Appropriations Act, 2021 to defer earlier implementation.
●	The Company expects that net interest income may continue to be adversely impacted given pressure on the net interest margin as a result of the current interest rate environment. Although the FOMC raised the fed funds rate by 25 bps on March 16, 2022, the overall rate environment is still at historical lows. The FOMC has indicated potential future increases to the overnight fed funds rate but uncertainty as to when and at what rate this may occur still remains. These lower rates have impacted our net interest margin. Our net interest margin for the three months ended March 31, 2022, was 3.21%, compared to a net interest margin of 3.93% for the same period in 2021. Additional liquidity from significant deposit growth in 2021 and the first three months of 2022, coupled with lower loan balances has negatively impacted our net interest margin. This additional liquidity was mostly deployed in overnight funding resulting in $194.8 million in average overnight cash during the first quarter of 2022. This overnight funding earned an average rate of 19 basis points, for the first quarter ending March 31, 2022. In addition, the Company had $1.0 billion in investment securities at average tax effective yield 210 basis points lower than that of current loan yields.
●	The COVID-19 pandemic has not adversely affected our capital or financial resources as of March 31, 2022. During the first three months of 2022, total shareholders’ equity decreased by $36.8 million, or 10%, to $325.7 million. The Company earned $7.4 million in net income in the first three months of 2022, but had a $28.9 million decrease in accumulated other comprehensive income as a result of decreases in the value of our investment portfolio due to an uptick in interest rates. If interest rates continue to rise, this component of equity would be expected to further decline. The Company also paid dividends of $3.5 million and repurchased shares of stock for $4.9 million during the first quarter of 2022. On April 22, 2022, the Company declared a twenty-three cent per share dividend to be paid on May 12, 2022. Although presently not expected, if the Company were to incur significant credit losses as a result of COVID-19’s impact on our customers’ ability to repay loans, capital could be adversely impacted. With respect to liquidity, the Company maintains strong primary and secondary liquidity sources as further described under “Liquidity and Market Risk Management” below.
●	The Company continues to serve its customers. Several of our branch locations were closed during the height of the pandemic, but have since re-opened. Five branch locations were permanently closed in June 2021. This decision to close these branches was made as a result of a change in customer behaviors brought about by the COVID-19 pandemic along with an efficiency review. All of the five closed locations were located outside of Tulare County, the Bank’s primary market area. Many of our customers have found an added convenience and ease of transacting business through online and mobile banking services which precipitated our decision to close locations where in-person transaction volumes no longer warranted a traditional brick-and-mortar branch. Overall deposits at these five closed branches increased during the period of time from announcement to closure and consolidation into a nearby branch.

●	As a financial institution providing essential services, the Company expects continued demand for loans and deposits. In addition, mortgage warehouse utilization that resulted from the low rate environment is expected to remain at a lower levels. Further, it is expected that SBA PPP loans will continue to be forgiven, with the remainder expected to be forgiven in 2022.

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

.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income decreased $3.8 million to $24.8 million, for the first quarter of 2022 over the first quarter of 2021.

For the first quarter of 2022 as compared to the same quarter in 2021, average loan balances decreased $415.3 million, or 18%, primarily due to $181.6 million, or a 75% decrease in the utilization of mortgage warehouse lines, a $126.0 million, or 7% decrease in real estate secured loans, and a $94.5 million, or 49% decrease in commercial loans, mostly from the forgiveness of SBA PPP loans. Ag production loans were also down $12.2 million or 26%. The average yield on the overall loan portfolio decreased 21 basis points, while there was a 8 bps unfavorable increase in the cost of interest-bearing liabilities for the first quarter of 2022 as compared to the same quarter in 2021.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	March 31, 2022			March 31, 2021
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$194,846	$93	0.19%	$76,504	$19	0.10%
Taxable	744,599	3,490	1.90%	317,254	1,578	2.02%
Non-taxable	294,409	1,726	3.01%	226,838	1,449	3.28%
Total investments	1,233,854	5,309	1.90%	620,596	3,046	2.24%

Loans and leases:(3)
Real estate	1,753,394	18,326	4.24%	1,879,359	21,391	4.62%
Agricultural	33,986	302	3.60%	46,153	419	3.68%
Commercial	97,127	1,398	5.84%	191,656	2,451	5.19%
Consumer	4,448	206	18.78%	5,422	196	14.66%
Mortgage warehouse lines	61,255	510	3.38%	242,865	1,928	3.22%
Other	1,485	30	8.19%	1,588	27	6.90%
Total loans and leases	1,951,695	20,772	4.32%	2,367,043	26,412	4.53%
Total interest earning assets (4)	3,185,549	26,081	3.38%	2,987,639	29,458	4.05%
Other earning assets	15,679			13,275
Non-earning assets	210,724			201,114
Total assets	$3,411,952			$3,202,028

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$202,962	$106	0.21%	$130,763	$73	0.23%
NOW	546,280	82	0.06%	569,171	101	0.07%
Savings accounts	467,700	67	0.06%	391,091	53	0.05%
Money market	151,339	23	0.06%	136,422	30	0.09%
Time Deposits	293,684	234	0.32%	412,416	289	0.28%
Brokered deposits	60,000	48	0.32%	100,000	62	0.25%
Total interest bearing deposits	1,721,965	560	0.13%	1,739,863	608	0.14%
Borrowed funds:
Federal funds purchased	170	—	—	5,822	1	0.07%
Repurchase agreements	105,067	82	0.32%	46,097	45	0.40%
Short term borrowings	1	—	—	11,530	2	0.07%
Long-term debt	49,143	428	3.53%	—	—	—
Subordinated debentures	35,320	255	2.93%	35,141	247	2.85%
Total borrowed funds	189,701	765	1.64%	98,590	295	1.21%
Total interest bearing liabilities	1,911,666	1,325	0.28%	1,838,453	903	0.20%
Demand deposits - noninterest bearing	1,093,709			977,137
Other liabilities	59,026			39,199
Shareholders' equity	347,551			347,239
Total liabilities and shareholders' equity	$3,411,952			$3,202,028
Interest income/interest earning assets			3.38%			4.05%
Interest expense/interest earning assets			0.17%			0.12%
Net interest income and margin(5)		$24,756	3.21%		$28,555	3.93%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $0.4 million and $1.4 million for the quarters ended March 31, 2022 and 2021, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended March 31,
	2022 over 2021
	Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$29	$18	$27	$74
Taxable	2,125	(91)	(123)	1,912
Non-taxable	106	(119)	290	277
Total investments (1)	2,260	(192)	194	2,263
Loans and leases:
Real estate	(1,434)	(1,748)	117	(3,065)
Agricultural	(110)	(9)	2	(117)
Commercial	(1,209)	308	(152)	(1,053)
Consumer	(35)	55	(10)	10
Mortgage warehouse	(1,442)	94	(70)	(1,418)
Other	(2)	5	—	3
Total loans and leases (1)	(4,232)	(1,295)	(113)	(5,640)
Total interest earning assets (1)	$(1,972)	$(1,487)	$81	$(3,377)
Liabilities
Interest bearing deposits:
Demand deposits	$41	(5)	(3)	$33
NOW	(4)	(16)	1	(19)
Savings accounts	10	3	1	14
Money market	3	(9)	(1)	(7)
Time Deposits	(84)	40	(11)	(55)
Brokered deposits	(25)	18	(7)	(14)
Total interest bearing deposits (1)	(59)	31	(20)	(48)
Borrowed funds:
Federal funds purchased	(1)	(1)	1	(1)
Repurchase agreements	58	(9)	(12)	37
Short term borrowings	(2)	(2)	2	(2)
Long-term debt	—	—	428	428
Subordinated debt	1	7	—	8
Total borrowed funds (1)	56	(5)	419	470
Total interest bearing liabilities (1)	(3)	26	399	422
Net interest income (1)	$(1,969)	$(1,513)	$(318)	$(3,799)
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the first three months of 2022 relative to the first three months of 2021 was an unfavorable $2.0 million due to lower average balances of interest earning assets, resulting from a decrease in all categories of loans, partially offset by an increase in investment balances. There was an unfavorable rate variance of $1.5 million for the comparative quarters since the weighted average yield on interest earning assets decreased by 67 basis points and the weighted average cost of interest-bearing liabilities increased by 8 basis points. There was also an unfavorable mix variance of $0.3 million primarily from the issuance of subordinated debentures issued at 3.25% in September of 2021. The rate variance was negatively impacted by the following factors: high average balances of cash and due from banks earning on average 19 bps, new loans and investments having lower yields overall, including low-yielding purchased 1-4 SFD mortgage loans. Increased costs on interest bearing liabilities also had a negative impact on the variance primarily from the issuance of subordinated debt mentioned above. The Company’s net interest margin for the first quarter of 2022 was 3.21%, as compared to 3.93% for the first quarter of 2021.

At March 31, 2022, approximately 7% of our total portfolio, or $142.6 million, consists of variable rate loans. Of these variable rate loans, approximately $22.0 million have floors. At March 31, 2022, our outstanding fixed rate loans represented 28% of our loan portfolio. The remaining 65% of our loan portfolio at March 31, 2022 consists of adjustable-rate loans; 78% of these loans (approximately $1.0 billion) will not begin adjusting for at least another 3 years, but up to 10 years. These loans are typically adjustable every five years after the initial adjustment. Approximately $47.8 million of these adjustable-rate loans have the ability to reprice next quarter.

Cash balances for the quarterly comparisons have increased and have a negative impact on our net interest margin since cash balances earn considerably lower yields than other earning assets. Average cash and due from banks was $194.8 million, an increase of $118.3 million for the first quarter of 2021.

Overall average investment securities increased by $494.9 million for the first quarter of March 31, 2022 as compared to March 31, 2021. For the quarter ending March 31, 2022 over the same period for 2021, average non-taxable securities increased $67.6 million and taxable securities increased $427.3 million. The overall investment portfolio had a tax-equivalent yield of 2.22% at March 31, 2022, with an average life of 6.21 years.

Interest expense was $1.3 million in the first quarter of 2022, an increase of $0.4 million, or 47%, compared to the first quarter of 2021. The increase in interest expense for the quarter is primarily attributable to the issuance of subordinated debentures in September of 2021 at 3.25%. The average cost of interest-bearing deposits decreased by 1 basis point to 13 basis points for the first quarter of 2022 compared to the first quarter of 2021, while the average cost of borrowed funds increased 43 basis points for the first quarter of 2022 as compared to the same period in 2021. Non-interest bearing demand deposits increased $116.6 million or 12% for the first quarter of 2022 as compared to the first quarter of 2021.

PROVISION FOR CREDIT LOSSES ON LOANS AND LEASES

The Company implemented the Current Expected Credit Loss ("CECL") accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) on January 1, 2022. Upon implementation the Company recorded a $10.4 million increase in the allowance for credit losses, which included a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes.

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans and leases, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans and leases. The Company recorded an expense related to a credit loss provision for loans and leases of $0.6 million in the first quarter of 2022 relative to a provision for loan and lease losses of $0.3 million in the first quarter of 2021. The higher provision for credit losses in the first quarter of 2022 over the same quarter in 2021, was primarily due to the impact of a $1.8 million in net charge-offs in the first quarter of 2022, partially offset by a decrease in the allowance for credit losses for loans evaluated on a pool basis. The increase in net charge-offs in the first quarter of 2022 was primarily related to a single loan relationship that defaulted in late March 2022 upon the discovery of new information. No additional allowance was booked for this loan individually evaluated for expected losses. The first quarter of 2022 decrease in the allowance for credit losses evaluated on a pooled basis was primarily due to a decline in the qualitative factors resulting from improvements in regional economic factors.

Specifically identifiable and quantifiable credit losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded net charge-offs of $1.8 million in the first quarter of 2022 as compared to net recoveries of $0.3 million for the comparative period of 2021.

The allowance for credit losses on loans and leases is at a level that, in Management’s judgment, is adequate to absorb probable credit losses on loans related to individually identified loans as well as probable incurred credit losses in the remaining loan portfolio.

The Company’s policies for monitoring the adequacy of the allowance, determining loan balances that should be charged off, and other detailed information with regard to changes in the allowance are discussed in Note 10 to the consolidated financial statements, and below, under “Allowance for Credit Losses.” The process utilized to establish an appropriate credit allowance for losses on loans and leases can result in a high degree of variability in the Company’s credit loss provision, and consequently in our net earnings.

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three and nine month periods ended March 31, 2022 and 2021:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended March 31,
Noninterest income:	2022	2021
Service charges on deposit accounts	$3,040	$2,767
Other service charges and fees	2,787	2,560
Net gains on sale of securities available-for-sale	1,032	—
Bank-owned life insurance	(645)	583
Other	(151)	920
Total noninterest income	$6,063	$6,830
As a % of average interest earning assets (1)	0.77%	0.93%

Noninterest expense:
Salaries and employee benefits	$11,805	$11,151
Occupancy costs
Furniture & equipment	454	452
Premises	1,840	2,034
Advertising and marketing costs	406	321
Data processing costs	1,485	1,426
Deposit services costs	2,245	2,068
Loan services costs
Loan processing	111	169
Foreclosed assets	(5)	107
Other operating costs
Telephone & data communications	444	380
Postage & mail	56	84
Other	419	462
Professional services costs
Legal & accounting	546	442
Other professional service	143	897
Stationery & supply costs	85	78
Sundry & tellers	139	200
Total noninterest expense	$20,173	$20,271
As a % of average interest earning assets (1)	2.57%	2.75%
Efficiency ratio (2)(3)	67.08%	56.43%
(1)	Annualized
(2)	Tax equivalent
(3)	The efficiency ratio is a non-GAAP measure and is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest Income:

Total noninterest income reflected a decrease of $0.8 million, or 11%, for the quarter ended March 31, 2022 as compared to the same quarter in 2021 due mostly to lower BOLI income and a decrease in the fair market value adjustment for an equity investment, partially offset by a gain on the sale of investment securities.

Service charges on deposit accounts increased by $0.3 million or 10%, for the quarterly comparison. The variance was primarily due to increases in overdraft fees and analysis fees on treasury management customers.

Other service charges and fees increased $0.2 million or 9% for the first quarter of 2022 as compared to the same period in 2021 mainly due to an increase in debit card interchange fees from higher usage.

Gains of the sales of securities were $1.0 million for the first quarter of 2022. There were no sales in the comparable quarter of 2021. The sale in the first quarter of 2022 was a strategic effort to rebalance the portfolio by selling longer duration and higher price volatility securities as a hedge against rising interest rates, due to likely persistent inflationary pressures in the near-intermediate term environment.

BOLI income decreased by $1.2 million for the first quarter of 2022 as compared to the first quarter of 2021. The variance is due mostly to fluctuations in underlying values of assets in the specific account BOLI policies that are designed to have similar assets to those in the deferred compensation plans. Thus, the lower quarterly values in BOLI policies are offset by lower deferred compensation expense reflected primarily in director fees expense. At March 31, 2022, there was $43.5 million in BOLI policies and $10.1 million in separate account BOLI policies associated with the deferred compensation plans.

In the “other” category of noninterest income the Company reflected a $1.1 million decrease in the first quarter of 2022 as compared to the first quarter of 2021. The quarterly comparison includes a $1.2 million change in the valuation adjustment of the Company’s equity investment in Pacific Coast Bankers’ Bank. The valuation of restricted stock held by the Company is required under FASB ASU 2016-01. This stock is related to an equity investment in Pacific Coast Bankers’ Bank and is adjusted when financial information and an updated valuation report becomes available, generally in the late first quarter of each year.

Noninterest Expense:

Total noninterest expense had a favorable decline of $0.1 million in the first quarter of 2022 as compared to the first quarter of 2021.

The tax-equivalent efficiency ratio was 67.08% in the first quarter of 2022 as compared to 56.43% in the same quarter of 2021. The efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for credit losses on loans and leases and investment gains/losses are excluded from the equation. The ratio spiked higher in the first three months of 2022 despite lower noninterest expense because the denominator of the equation, net interest income and noninterest income was lower during the same period, mainly due to lower interest earning assets.

Salaries and benefits were $0.7 million higher in the first quarter of 2022 as compared to the first quarter of 2021. The increase in the year-over-year quarterly comparison is due to several factors, including merit increases for employees due to annual performance evaluations during the period, higher payroll taxes in the first quarter, and the strategic hiring of lending and management staff. Overall full-time equivalent employees were 484 at March 31, 2022 as compared to 508 at March 31, 2021.

Occupancy expense was $0.2 million lower for the first quarter of 2022 as compared to the same quarter last year. We closed five branch facilities in the second quarter of 2021 which impacted the decrease for the year over year quarterly comparison.

Further, other noninterest expense categories were $0.7 million lower for the first quarter 2022 as compared to the first quarter in 2021. The principal decreases were in loan services costs mostly from the write up of the provision for credit losses on unfunded commitments for $0.1 million, a favorable variance in foreclosed asset costs for $0.1 million as all but one OREO property was sold in 2021, thus our carrying costs have decreased and a $0.8 million decrease in professional services costs. The positive variance in professional services costs came mostly from a decrease in directors deferred compensation expense which is linked to the fluctuations in BOLI income.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 27.0% of pre-tax income in the first quarter of 2022 relative to 25.5% in the first quarter of 2021. The increase in effective tax rate in the first quarter of 2022 is due to tax credits and tax-exempt income representing a smaller percentage of total taxable income.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $1.03 billion, or 30% of total assets at March 31, 2022, and $973.3 million, or 29% of total assets at December 31, 2021. In addition, within the Cash and Due from Banks account on the balance sheet was $186.4 million of surplus interest earning balances in our Federal Reserve Bank account at March 31, 2022, as compared to $193.2 million at December 31, 2021. Surplus balances in our Federal Reserve Bank account and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.

The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average duration was 3.0 years at March 31, 2022, as compared to an average effective duration of 3.2 years at year-end 2021.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2022		December 31, 2021
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
U.S. government agencies	$9,695	$9,437	$1,546	$1,574
Mortgage-backed securities	304,904	293,418	303,912	306,727
State and political subdivisions	294,077	286,380	290,729	304,268
Corporate bonds	44,755	43,359	28,436	28,529
Collateralized loan obligations	396,741	392,438	332,836	332,216
Total securities	$1,050,172	$1,025,032	$957,459	$973,314

The net unrealized loss on our investment portfolio, or the amount by which amortized cost exceeded aggregate fair market values, was $25.1 million at March 31, 2022, a $41.0 million swing relative to the net unrealized gain of $15.9 million at December 31, 2021. The change was caused by increased long-term market interest rates on fixed-rate bond values. Since the declines in market values were primarily attributable to changes in interest rates and volatility in the financial markets and not a result of an expected credit loss, no allowance for credit losses was recorded as of March 31, 2022.

Municipal bond balances comprise 28% of our total securities portfolio (fair value) at March 31, 2022, and 31% at December 31, 2021. Municipal bonds purchased have strong underlying ratings, and we review all municipal bonds in our portfolio every quarter for potential impairment.

The corporate bonds purchased in the first three months 2022 and throughout 2021 are exclusively subordinated debentures of bank holding companies. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to quarterly potential impairment reviews.

The purchases of collateralized loan obligations (“CLOs”) are exclusively AAA and AA rated tranches. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to quarterly potential impairment reviews. The AAA and AA-rated CLO purchases were primarily a balance sheet diversification strategy to utilize available liquidity without adding duration. In addition to providing asset class diversification given the high level of real estate backed earning assets on the balance sheet, these floating rate CLOs are more asset sensitive which complements the longer-term fixed-rate earning assets.

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, customer repurchase agreements, and other purposes as required or permitted by law totaled $160.7 million at March 31, 2022 and $167.2 million at December 31, 2021, leaving $864.3 million in unpledged debt securities at March 31, 2022 and $806.1 million at December 31, 2021. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $40.4 million at March 31, 2022 and $47.0 million at December 31, 2021.

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

Loan and Lease Distribution

(dollars in thousands, unaudited)

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Real estate:
1-4 family residential construction	$8,800	0.45%	$21,369	1.08%
Other construction/land	24,532	1.25%	25,299	1.28%
1-4 family - closed-end	399,852	20.40%	289,457	14.65%
Equity lines	23,690	1.21%	26,588	1.35%
Multi-family residential	59,632	3.04%	53,458	2.71%
Commercial real estate - owner occupied	331,800	16.93%	334,446	16.93%
Commercial real estate - non-owner occupied	854,504	43.61%	882,888	44.69%
Farmland	98,925	5.05%	106,706	5.40%
Total real estate	1,801,735	91.94%	1,740,211	88.09%
Agricultural	31,761	1.62%	33,990	1.72%
Commercial and industrial	87,132	4.45%	109,791	5.56%
Mortgage warehouse lines	57,178	2.92%	101,184	5.12%
Consumer loans	4,325	0.22%	4,550	0.23%
Total loans and leases	1,982,131	101.15%	1,989,726	100.72%
Allowance for credit losses on loans	(22,530)	(1.15)%	(14,256)	(0.72)%
Total loans and leases, net	$1,959,601	100.00%	$1,975,470	100.00%

Gross loans and leases at $2.0 billion, remained relatively flat during the first quarter of 2022 with an overall 0.3% change. The net change did have some offsetting components with the larger fluctuations being a $44.0 million decline on mortgage warehouse line utilization. There was also a $25.8 million decrease in non-owner occupied commercial real estate, and a $16.8 million of decrease in Small Business Administration’s Paycheck Protection Program (“PPP”) loans. These declines were mostly offset by a $109.4 million increase in 1-4 family mortgage loans due to purchases of high-quality jumbo mortgage loans designed as a bridge to organic loan growth as the Bank’s core pipeline continues to improve with the recent hiring of loan teams which will further diversify the loan portfolio by specializing in various categories of agricultural real estate and agricultural production loans.

The Company’s regulatory commercial real estate concentration ratio decreased to 234% at March 31, 2022 as compared to 248% at December 31, 2021.

Regarding line utilization, unused commitments, excluding mortgage warehouse and consumer overdraft lines, were $224.4 million at March 31, 2022, compared to $242.3 million at December 31, 2021. Total utilization excluding mortgage warehouse and consumer overdraft lines was 61% at March 31, 2022, compared to 61% at December 31, 2021. Mortgage warehouse utilization was 16% at March 31, 2022, as compared to 28% at December 31, 2021. Utilization of mortgage warehouse lines in the future could be impacted by fluctuations in interest rates, seasonality, and other factors affecting home purchasing or refinancing demand including economic uncertainty.

As expected, PPP loans continue to decline as borrowers receive forgiveness on these loans. There were 160 loans for $15.0 million outstanding at March 31, 2022, compared to 438 loans for $31.8 million at December 31, 2021.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, in addition to foreclosed assets which is primarily OREO, but can include other foreclosed assets.

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

Nonperforming assets and performing troubled debt restructurings

(dollars in thousands, unaudited)

	March 31, 2022	December 31, 2021	March 31, 2021
NON-ACCRUAL LOANS:
Real estate:
1-4 family - closed-end	1,713	1,023	1,530
Equity lines	845	892	2,176
Commercial real estate - owner occupied	399	1,234	1,574
Commercial real estate - non-owner occupied	—	—	563
Farmland	18,449	—	434
TOTAL REAL ESTATE	21,406	3,149	6,277
Agriculture	8,110	378	466
Commercial and industrial	912	973	1,835
Consumer loans	18	22	21
TOTAL NONPERFORMING LOANS	30,446	4,522	8,599

Foreclosed assets	93	93	945
Total nonperforming assets	$30,539	$4,615	$9,544
Performing TDRs (1)	$4,568	$4,910	$10,596
Nonperforming loans as a % of total gross loans and leases	1.54%	0.23%	0.38%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	1.54%	0.23%	0.42%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets increased by $25.9 million, to $30.6 million during the first three months of 2022, primarily as a result of one relationship in the dairy industry consisting of four separate loans. These loans were written down by $1.96 million in the first quarter of 2022 and no further allowance for credit losses was deemed necessary on these loans. The Company's ratio of nonperforming loans to gross loans increased to 1.54% at March 31, 2022 from 0.23% at December 31, 2021; due primarily to the loan relationship downgrade previously mentioned. All of the Company's nonperforming assets are periodically reviewed and are either well-reserved based on current loss expectations or are carried at the fair value of the underlying collateral, net of expected disposition costs.

As shown in the table, we also had $4.6 million in loans classified as performing TDRs on which we were still accruing interest as of March 31, 2022, a decrease of $0.3 million, or 7%, relative to December 31, 2021.

Foreclosed assets had a carrying value of $0.1 million at March 31, 2022 and December 31, 2021 comprised of one property classified as OREO. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $3.0 million in loans past due 30-59 days at March 31, 2022. This is an increase of $0.8 million over the balance at December 31, 2021. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

As described above, the Company provided loan modifications to certain customers and took advantage of either Section 4013 of the CARES Act or the April 7, 2020 Interagency Statement, which provides that such modifications do not result in treatment of such loan as a TDR. Since April 2020, the Company modified approximately $426 million of its loans under this guidance. For the Company, these modifications typically provided a deferral of both principal and interest for 180 days. Interest continues to accrue during the deferral period. At the end of the deferral period, for term loans, payments will be applied to accrued interest first and after the accrued interest is paid in full, the loan will be re-amortized with the maturity extended. For lines of credit, the borrower must repay the accrued interest at the end of the deferral period or take out a second credit facility to repay the accrued interest. As of March 31, 2022, there were no loans remaining on deferral with the Company.

ALLOWANCE FOR CREDIT LOSSES – LOANS AND LEASES RECEIVABLE

The allowance for credit losses on loans and leases, a contra-asset, is established through periodic provisions for credit losses on loans and leases. It is maintained at a level that is considered adequate to measure expected losses on individually identified loans, as well as expected losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off.

After deferring implementation of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) under section 4014 of the CARES Act, the Company implemented CECL on January 1, 2022. Upon implementation the Company recorded a $10.4 million increase in the allowance for credit losses, which included a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes.

The Company's allowance for credit losses on loans and leases was $22.5 million at March 31, 2022, as compared to $14.3 million at December 31, 2021, and $18.3 million at March 31, 2021. The $8.3 million increase in the allowance for credit losses on loan and leases during the first quarter of 2022 is due to a $9.5 million one-time adjustment from the implementation of CECL on January 1, 2022, a $0.6 million provision for credit losses on loan and leases, and net loan charge-offs of $1.8 million.

The allowance was 1.14% of total loans at March 31, 2022, 0.72% of total loans at December 31, 2021, and 0.80% of total loans at March 31, 2021. Management's detailed analysis indicates that the Company's allowance for credit losses on loan and leases should be sufficient to cover credit losses for the life of the loan and leases outstanding as of March 31, 2022, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the loan and lease loss allowance.

A separate allowance of $1.0 million for potential credit losses inherent in unused commitments is included in other liabilities at March 31, 2022, as compared to $0.2 million at December 31, 2021. As mentioned previously a $0.9 million one-time adjustment was recorded to the reserve for unfunded commitments on January 1, 2022 upon the implementation of CECL.

The following table summarizes activity in the credit allowance for losses on loans and leases for the noted periods:

Allowance for Credit Losses on Loans and Leases

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the year ended
	March 31,	March 31,	December 31,
Balances:	2022	2021	2021
Average gross loans and leases outstanding during period (1)	$1,951,695	$2,367,043	$2,169,582
Gross loans and leases outstanding at end of period	$1,983,331	$2,288,468	$1,989,726

Allowance for credit losses on loans and leases:
Balance at beginning of period	$14,256	$17,738	$17,738
Adoption of ASC 326	9,454	—	—
Provision charged to expense	600	250	(3,650)
Charge-offs
Real estate
1-4 family residential construction	—	—	—
Other construction/land	—	—	—
1-4 family - closed-end	—	—	—
Equity lines	—	—	12
Multi-family residential	—	—	—
Commercial real estate- owner occupied	—	233	233
Commercial real estate- non-owner occupied	—	—	—
Farmland	1,958	—	—
Total real estate	1,958	233	245
Agricultural	—	—	50
Commercial and industrial	74	52	159
Consumer loans	299	163	946
Total	$2,331	$448	$1,400
Recoveries
Real estate
1-4 family residential construction	—	—	—
Other construction/land	260	218	328
1-4 family - closed-end	87	3	(67)
Equity lines	—	—	25
Multi-family residential	—	—	—
Commercial real estate- owner occupied	—	233	233
Commercial real estate- non-owner occupied	—	—	82
Farmland	—	—	—
Total real estate	347	454	601
Agricultural	—	—	—
Commercial and industrial	20	110	223
Consumer loans	184	215	744
Total	$551	$779	$1,568
Net loan charge offs (recoveries)	$1,780	$(331)	$(168)
Balance at end of period	$22,530	$18,319	$14,256

RATIOS
Net charge-offs (recoveries) to average loans and leases (annualized)	0.37%	(0.06)%	(0.01)%
Allowance for credit losses on loans and leases to gross loans and leases at end of period	1.14%	0.80%	0.72%
Allowance for credit losses on loans and leases to nonperforming loans	74.00%	213.04%	315.26%
Net loan charge-offs (recoveries) to allowance for credit losses on loans and leases at end of period	7.90%	(1.81)%	(1.18)%
Net loan charge-offs (recoveries) to provision for credit losses on loans and leases	296.67%	(132.40)%	4.60%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s credit allowance for losses on loans and leases at March 31, 2022 represents Management’s best estimate of expected losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $582 million at March 31, 2022 and $561 million at December 31, 2021, representing approximately 29% of gross loans outstanding at March 31, 2022 and 28% at December 31, 2021. The decrease in unused commitments is due in large part to the decrease in loan balances with unfunded commitments. The Company also had undrawn letters of credit issued to customers totaling $3.6 million at March 31, 2022 and December 31, 2021. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain local agency deposits which totaled $78.3 million at March 31, 2022. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into investments or loans, subject to the bank’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $66.0 million at March 31, 2022 relative to $63.1 million at December 31, 2021.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.3 million during the first three months of 2022, to $23.2 million. This decline was primarily a result of normal depreciation during the quarter net of new purchases.

Goodwill was $27.4 million at March 31, 2022, unchanged during the first three months of 2022. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. A Goodwill impairment test was last performed during the fourth quarter 2021 and determined that no impairment existed. There have been no triggering events in the first three months of 2022 that would require the Company to perform a Goodwill impairment test, however the Company will continue to monitor its Goodwill for potential impairment.

Bank-owned life insurance, with a balance of $53.6 million at March 31, 2022, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	March 31, 2022	December 31, 2021
Noninterest bearing demand deposits	$1,104,691	$1,084,544
Interest bearing demand deposits	228,885	129,783
NOW	547,572	614,770
Savings	480,178	450,785
Money market	149,918	147,793
Time	293,699	293,897
Brokered deposits	60,000	60,000
Total deposits	$2,864,943	$2,781,572

Percentage of Total Deposits
Noninterest bearing demand deposits	38.57%	38.99%
Interest bearing demand deposits	7.99%	4.67%
NOW	19.11%	22.10%
Savings	16.76%	16.21%
Money market	5.23%	5.31%
Time	10.25%	10.57%
Brokered deposits	2.09%	2.16%
Total	100.00%	100.00%

Deposit balances reflect net growth of $83.4 million, or 3%, during the first three months of 2022. Time deposits were $293.7 million at March 31, 2022 as compared to $293.9 million at December 31, 2021. Brokered deposits were unchanged at $60.0 million at March 31, 2022 from December 31, 2021. Non-maturity deposit growth of $83.6 million for the first three months of 2022 was primarily the result of increases in balances of existing customers as the total number of customers was relatively unchanged.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth. In particular, the Company’s ratio of noninterest-bearing deposits to total deposits was 38.6% at March 31, 2022 as compared to 39.0% at December 31, 2021.

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

Total non-deposit interest-bearing liabilities increased by $0.9 million, during the first three months of 2022 primarily due to an increase in customer repurchase agreements. Repurchase agreements totaled $107.8 million at March 31,2022 relative to a balance of $106.9 million at year-end 2021. Repurchase agreements represent “sweep accounts”, where certain customers have elected to have their commercial deposit balances above a specified threshold transferred at the close of each business day into non-deposit investments accounts. The balance in the investment account is used to have the customer purchase securities or a perfected interest in specifically identified pledged securities from the bank, which are then repurchased by the bank from the customer the next business day.

The Company had Long term debt totaling $49.2 million and $49.1 million at March 31, 2022 and December 31, 2021, respectively, in the form of 3.25% fixed – floating subordinated debt with a ten-year maturity and junior subordinated debentures totaling $35.3 million at both March 31, 2022 and December 31, 2021, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NONINTEREST BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $36.0 million at March 31, 2022 as compared to $35.6 million at December 31, 2021.

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

At March 31, 2022 and December 31, 2021, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	March 31, 2022	December 31, 2021
Cash and cash equivalents	$253,534	$257,528
Unpledged investment securities	861,857	806,132
Excess pledged securities	40,403	47,024
FHLB borrowing availability	748,101	787,519
Unsecured lines of credit	305,000	305,000
Funds available through fed discount window	44,587	50,608
Totals	$2,253,482	$2,253,811

In addition to the above sources, the Company could obtain brokered deposits, obtain deposits via deposit listing services, or offer higher rate time deposits within our market.

Cash and cash equivalents during the first three months of 2022, declined $4.0 million due to increases in investment securities. Utilization of remaining excess liquidity is expected to come from a combination of new loans, including loan purchases, and new investment purchases. In addition, it is possible that a portion of the deposits built-up during the COVID-19 pandemic could be withdrawn by customers. When looking to reduce these low-yielding cash balances with earning assets, management considers interest rate risk, including duration and extension risk; credit risk; and the liquidity risk of such alternative assets.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at March 31, 2022 and December 31, 2021. Other sources of liquidity include the brokered deposit market, deposit listing services, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs and that its liquidity has not been adversely impacted by COVID-19.

The Company’s primary liquidity ratio and net loans to deposits were 40.43% and 69.19%, respectively, at March 31, 2022, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at March 31, 2022, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of March 31, 2022, the holding company maintained a cash balance of $11.6 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the SEC.

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

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	March 31, 2022		March 31, 2021
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	13.3%	$14,321	7.2%	$7,726
+300	10.9%	$11,684	5.7%	$6,137
+200	8.1%	$8,712	4.4%	$4,741
+100	4.3%	$4,624	2.8%	$2,991
Base
-100	(9.2)%	$(9,892)	(7.6)%	$(8,181)

For the periods ending March 31, 2022 and March 31, 2021, management believes that the Company was asset sensitive, with net income increasing in a rising rate environment in all scenarios but declining considerably in the down shocks. The change in the magnitude of the Company’s asset sensitivity based on its interest rate risk model at March 31, 2022 as compared to March 31, 2021, is due primarily to the change in the structure of the balance sheet with the addition of $392.4 million in variable rate collateralized loan obligations and cash on hand of $253.5 million. In the up 400 basis point shock scenario, expected net interest income over the next twelve months increases $14.3 million, or 13%, to $122.05 million at March 31, 2022 compared to a 7.2% increase or $7.7 million for the same period in 2021.

Over the next twelve months, $253.5 million in surplus cash is projected to decline due to expected core loan growth as our pipelines begin to increase with the addition of several loan teams and the opening of the Templeton LPO mentioned earlier. Further, a portion of the significant increase in deposits during the COVID-19 pandemic could be withdrawn by customers. These expected changes in earnings assets, including overnight cash, are not modeled in the immediate rate shock model described above. Although the cost of interest-bearing liabilities will also increase in a rate shock, the deposit betas utilized in the interest rate model mitigate the magnitude of a deposit rate increase.

If there was an immediate downward adjustment, it is anticipated that interest income would decline. The reason for the drop in net interest income is because many deposit products are at or below their modeled floors of 0.15% or 0.20 % and cannot be re-priced lower, while non-floored interest earning assets such as loans and securities can theoretically still be re-priced lower in a falling rate environment. Due to the historically low current rate environment, we view any material interest rate reductions as unlikely in the near term.

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

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank where we model the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When a static balance sheet and a stable interest rate environment are assumed, projected annual net interest income is $8.1 million lower than in our standard simulation.

The modeled economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time, as is evident in the tables below for the periods ending March 31, 2022 and 2021, respectively, as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

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

Our EVE decreased in the past twelve months due to asset composition changes. The tables below show estimated changes in the Company’s EVE as modeled under different interest rate scenarios relative to a base case of current interest rates:

	March 31, 2022		March 31, 2021
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	25.8%	$171,796	31.5%	$174,274
+300	22.8%	$151,682	28.0%	$155,182
+200	18.4%	$122,257	22.8%	$126,402
+100	11.0%	$72,882	13.7%	$76,032
Base
-100	(20.2)%	$(134,598)	(20.1)%	$(111,586)

The table shows that our EVE is modeled to deteriorate in moderate declining rate scenarios but should benefit from a parallel shift upward in the yield curve. The rate of increase in EVE accelerates the higher interest rates rise. This increase in sensitivity is caused by the increase in gross deposits, namely, an increase in noninterest bearing deposits which become more valuable as interest rates rise. We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of adverse movement in loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased. Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $325.7 million at March 31, 2022, comprised of $111.7 million in common stock, $4.3 million in additional paid-in capital, $227.4 million in retained earnings, and accumulated other comprehensive loss of $17.7 million. At the end of 2021, total shareholders’ equity was $362.5 million. The decrease in equity during the first quarter of 2022 is due to net income of $7.4 million, offset by a $3.5 million dividend paid to shareholders, $4.9 million in share repurchases, a $28.9 million unfavorable swing in other comprehensive income/loss due principally to changes in investment securities' fair value and a $7.3 million decrease in retained earnings due to the cumulative effect of a change in accounting principal from the implementation of CECL, topic 326. The remaining difference is related to stock options exercised and restricted stock compensation recognized during the quarter. The Company approved a new share repurchase program (the 2021 Share Repurchase Plan) on October 21, 2021 and authorized one million shares to be repurchased under this plan. The previous 2003 Share Repurchase Plan was cancelled and the 268,301 shares remaining in that plan were incorporated into the 2021 Share Repurchase Plan. There were 182,562 shares repurchased in the first quarter of 2022, with 630,000 shares remaining to be repurchased under the 2021 Share Repurchase Plan.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	March 31,	December 31,	to be	Community Bank
	2022	2021	Well Capitalized (1)	Leverage Ratio (2)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	11.65%	11.31%	5.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	10.48%	10.43%	5.00%	N/A
(1)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(2)	If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.
(3)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first three months of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In October 2021 the Board approved the 2021 Share Repurchase Plan by authorizing 1,000,000 shares of common stock for repurchase. In conjunction with this action, the Board terminated the current Share Repurchase Plan which authorized 500,000 shares of common stock for repurchase. There are 630,000 shares remaining for repurchase under the current Share Repurchase Plan.

The following table provides information concerning the Company’s stock repurchase transactions during the third quarter of 2021:

Stock Repurchases
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2022 - January 31, 2022	15,543	$26.85	15,543	797,019
February 1, 2021 - February 31, 2022	118,677	$26.69	118,677	678,342
March 1, 2021 - March 31, 2022	48,342	$26.51	48,342	630,000
Total	182,562		182,562
(1)	These shares do not include the net settlement by employees related to vested, restricted stock awards and do not impact the 630,000 shares available for repurchase under the current repurchase plan. Net settlements of 1,196 shares during the first quarter of 2022 represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of the vested shares to the Company

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (5)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (5)*
10.5	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (6)
10.6	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (6)
10.7	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (7)
10.8	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (7)
10.9	2007 Stock Incentive Plan (8)
10.10	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (9)*
10.11	Salary Continuation Agreement for Kevin J. McPhaill (9)*
10.14	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.15	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (11)
10.16	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (11)
10.17	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (11)
10.18	2017 Stock Incentive Plan (12)*
10.19	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (13)*
10.21	Employment agreement dated as of November 15, 2019 for Christopher Treece, Chief Financial Officer (14)*
10.22	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, Chief Administrative Officer (15)*
10.23	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (16)*
10.24	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (17)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021 and incorporated herein by reference.
(5)	Filed as Exhibits 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(6)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(7)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(8)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(9)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(10)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(11)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(13)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(14)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.
(16)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 5, 2022	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 5, 2022	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

May 5, 2022	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer