Form 10-Q
period 2022-06-30
SIERRA BANCORP
filed 2022-08-04
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 1, 2022, the registrant had 15,091,213 shares of common stock outstanding, including 146,173 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2022	December 31, 2021
ASSETS	(unaudited)	(audited)
Cash and due from banks	$82,081	$63,147
Interest bearing deposits in banks	79,794	194,381
Total cash & cash equivalents	161,875	257,528
Investment securties
Available-for-sale, at fair value (net of zero allowance for credit losses at June 30, 2022 and December 31, 2021)	864,178	973,314

Held-to-maturity, at amortized cost (fair value of $147,147 at June 30, 2022 and $0 at December 31, 2021)	161,417	—
Allowance for credit losses on held-to-maturity securities	(18)	—
Net, investment securities held-to-maturity	161,399	—

Loans and leases:
Gross loans and leases	2,022,662	1,989,726
Deferred loan and lease fees, net	(1,081)	(1,865)
Allowance for credit losses on loans and leases	(22,802)	(14,256)
Net loans and leases	1,998,779	1,973,605
Foreclosed assets	2	93
Premises and equipment, net	22,937	23,571
Goodwill	27,357	27,357
Other intangible assets, net	2,769	3,275
Bank-owned life insurance	52,158	54,242
Other assets	105,181	58,029
Total assets	$3,396,635	$3,371,014

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,120,413	$1,084,544
Interest bearing	1,730,586	1,697,028
Total deposits	2,850,999	2,781,572
Repurchase agreements	118,014	106,937
Long-term debt	49,173	49,141
Subordinated debentures	35,392	35,302
Allowance for credit losses on unfunded loan commitments	893	203
Other liabilities	43,117	35,365
Total liabilities	3,097,588	3,008,520

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,090,792 and 15,270,010 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	111,727	113,007
Additional paid-in capital	4,585	3,910
Retained earnings	233,179	234,410
Accumulated other comprehensive (loss) income, net	(50,444)	11,167
Total shareholders' equity	299,047	362,494
Total liabilities and shareholders' equity	$3,396,635	$3,371,014

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest and dividend income
Loans and leases, including fees	$21,605	$24,917	$42,377	$51,329
Taxable securities	4,477	1,573	7,966	3,150
Tax-exempt securities	1,854	1,517	3,581	2,967
Federal funds sold and other	270	85	363	104
Total interest income	28,206	28,092	54,287	57,550
Interest expense
Deposits	784	619	1,344	1,227
Short-term borrowings	77	39	159	86
Subordinated debentures	760	245	1,442	493
Total interest expense	1,621	903	2,945	1,806
Net interest income	26,585	27,189	51,342	55,744
Provision (benefit) for credit losses on loans and leases	2,548	(2,100)	3,148	(1,850)
Benefit for credit losses on unfunded loan commitments	(147)	—	(241)	—
Provision for credit losses on held-to-maturity securities	18	—	18	—
Net interest income after provision for credit losses	24,166	29,289	48,417	57,594
Noninterest income
Service charges on deposits	3,204	2,725	6,245	5,491
Other income	7,235	3,887	10,257	7,951
Total noninterest income	10,439	6,612	16,502	13,442
Noninterest expense
Salaries and employee benefits	11,745	10,425	23,550	21,576
Occupancy	2,406	2,626	4,699	5,112
Other	7,962	7,184	14,037	13,818
Total noninterest expense	22,113	20,235	42,286	40,506
Income before taxes	12,492	15,666	22,633	30,530
Provision for income taxes	3,288	3,958	6,022	7,744
Net income	$9,204	$11,708	$16,611	$22,786

PER SHARE DATA
Book value	$19.82	$23.21	$19.82	$23.21
Cash dividends	$0.23	$0.21	$0.46	$0.42
Earnings per share basic	$0.62	$0.77	$1.11	$1.49
Earnings per share diluted	$0.61	$0.76	$1.10	$1.48
Average shares outstanding, basic	14,931,701	15,243,698	14,976,774	15,242,451
Average shares outstanding, diluted	15,004,017	15,375,825	15,063,804	15,365,966

Total shareholders' equity (in thousands)	$299,047	$357,729	$299,047	$357,729
Shares outstanding	15,090,792	15,410,763	15,090,792	15,410,763
Dividends paid (in thousands)	$3,470	$3,237	$6,978	$6,468

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$9,204	$11,708	$16,611	$22,786
Other comprehensive (loss) income, before tax:
Unrealized (loss) gains on securities:
Unrealized holding (loss) gain arising during period	(46,476)	1,489	(86,438)	(4,270)
Less: reclassification adjustment for gains included in net income (1)	—	—	(1,032)	—
Other comprehensive (loss) gain, before tax	(46,476)	1,489	(87,470)	(4,270)
Income tax benefit (income) related to items of other comprehensive (loss) income, net of tax	13,740	(441)	25,859	1,262
Other comprehensive (loss) income, before tax:	(32,736)	1,048	(61,611)	(3,008)
Comprehensive (loss) income	$(23,532)	$12,756	$(45,000)	$19,778
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. There was no income tax expense associated with the reclassification adjustment for either of the three months ended June 30, 2022 and 2021. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2022 and 2021 were $305 thousand and $0, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, March 31, 2021	15,410,763	$113,453	$3,961	$216,218	$14,349	$347,981
Net income	—	—	—	11,708	—	11,708
Other comprehensive income, net of tax	—	—	—	—	1,048	1,048
Stock compensation costs	—	—	229	—	—	229
Cash dividends - $0.21 per share	—	—	—	(3,237)	—	(3,237)
Balance, June 30, 2021	15,410,763	$113,453	$4,190	$224,689	$15,397	$357,729

Balance, March 31, 2022	15,086,032	$111,673	$4,281	$227,445	$(17,708)	$325,691
Net income	—	—	—	9,204	—	9,204
Other comprehensive loss, net of tax	—	—	—	—	(32,736)	(32,736)
Stock options exercised, net of shares surrendered for cashless exercises	5,200	54	(1)	—	—	53
Restricted stock forfeited / cancelled	(440)	—	—	—	—	—
Stock based compensation - stock options	—	—	18	—	—	18
Stock based compensation - restricted stock	—	—	287	—	—	287
Cash dividends - $0.23 per share	—	—	—	(3,470)	—	(3,470)
Balance, June 30, 2022	15,090,792	$111,727	$4,585	$233,179	$(50,444)	$299,047

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	15,388,423	$113,384	$3,736	$208,371	$18,405	$343,896
Net income	—	—	—	22,786	—	22,786
Other comprehensive loss, net of tax	—	—	—	—	(3,008)	(3,008)
Exercise of stock options	4,160	69	(15)	—	—	54
Stock based compensation expense	18,180	—	469	—	—	469
Cash dividends - $0.42 per share	—	—	—	(6,468)	—	(6,468)
Balance, June 30, 2021	15,410,763	$113,453	$4,190	$224,689	$15,397	$357,729

Balance, December 31, 2021	15,270,010	$113,007	$3,910	$234,410	$11,167	$362,494
Cumulative change in accounting principle	—	—	—	(7,315)	—	(7,315)
Net income	—	—	—	16,611	—	16,611
Other comprehensive loss, net of tax	—	—	—	—	(61,611)	(61,611)
Stock options exercised, net of shares surrendered for cashless exercises	5,200	54	(1)	—	—	53
Restricted stock surrendered due to employee tax liability	(1,196)	(9)	—	(23)	—	(32)
Restricted stock forfeited / cancelled	(660)	—	—	—	—	—
Stock based compensation - stock options	—	—	48	—	—	48
Stock based compensation - restricted stock	—	—	628	—	—	628
Stock repurchase	(182,562)	(1,325)	—	(3,526)	—	(4,851)
Cash dividends - $0.46 per share	—	—	—	(6,978)	—	(6,978)
Balance, June 30, 2022	15,090,792	$111,727	$4,585	$233,179	$(50,444)	$299,047

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(dollars in thousands, unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$16,611	$22,786
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(1,032)	—
Loss on disposal of fixed assets	6	4
Gain on sale on foreclosed assets	(5)	(116)
Writedowns on foreclosed assets	91	176
Stock based compensation expense	676	469
Provision (benefit) for credit losses on loans and leases	3,148	(1,850)
Provision for credit losses on held-to-maturity securities	18	—
Depreciation and amortization	1,284	1,924
Net amortization on securities premiums and discounts	2,271	2,386
Amortization (accretion) of premiums (discounts) for loans acquired	(73)	(253)
Decrease (increase) in cash surrender value of life insurance policies	1,228	(1,397)
Amortization of core deposit intangible	505	527
(Increase) decrease in interest receivable and other assets	(16,029)	602
Increase (decrease) in other liabilities	7,511	(1,310)
Deferred income tax benefit	(2,414)	(2,057)
Decrease (increase) in value of restricted bank equity securities	332	(857)
Net amortization of partnership investment	225	267
Net cash provided by operating activities	14,353	21,301
Cash flows from investing activities:
Maturities and calls of securities available for sale	4,123	4,000
Proceeds from sales of securities available for sale	26,408	—
Purchases of securities available for sale	(215,269)	(130,696)
Principal pay downs on securities available for sale	43,748	56,540
Net purchases of FHLB stock	(336)	(1,666)
Loan originations and payments, net	(37,703)	319,697
Purchases of premises and equipment	(566)	(283)
Proceeds from sales of foreclosed assets	5	229
Purchase of bank-owned life insurance	(14)	(28)
Liquidation of bank-owned life insurance	11	—
Proceeds from BOLI death benefit	859	—
Amortization of debt issuance costs	32	—
Net cash (used in) provided by investing activities	(178,702)	247,793
Cash flows from financing activities:
Increase in deposits	69,427	151,308
Decrease in borrowed funds	—	(142,900)
Increase in customer repurchase agreements	11,077	31,397
Cash dividends paid	(6,978)	(6,468)
Repurchases of common stock	(4,883)	—
Stock options exercised	53	54
Net cash provided by financing activities	68,696	33,391

(Decrease) increase in cash and cash equivalents	(95,653)	302,485

Cash and cash equivalents
Beginning of period	257,528	71,417
End of period	$161,875	$373,902

Supplemental disclosure of cash flow information:
Interest paid	$3,459	$1,800
Income taxes paid	$6,005	$3,803
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$—	$93

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of June 30, 2022, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, commercial real estate, and mortgage warehouse lending. In addition, in February 2020 the bank opened a loan production office which is currently located in Roseville, CA. To support organic growth in the agricultural lending sector the bank also opened a loan production office in Templeton, CA in April 2022. The Company had total assets of $3.4 billion at June 30, 2022, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.9 billion at June 30, 2022, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2021 have been reclassified to be consistent with the reporting for 2022. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost (generally loans and held-to-maturity investment securities) in addition to certain off balance-sheet credit exposure. Under the current expected credit losses (“CECL”) methodology expected credit losses for financial assets are estimated over the contractual life of the financial asset, adjusted for expected prepayments, considering historical experience, current conditions, and reasonable and supportable forecasts. Additionally, under CECL the accounting for credit losses on available-for-sale debt securities is addressed through an allowance for credit losses which is a change from legacy GAAP which previously required the direct write-down of securities through the other-than-temporary impairment approach. The Company implemented CECL on January 1, 2022, using the modified retrospective approach to estimate lifetime expected losses on financial assets measured at amortized cost in addition to certain off balance sheet credit exposures. The January 1, 2022, increase in the Company’s allowance for credit losses, of $9.5 million on loans and leases and $0.9 million in off balance sheet credit exposures, net of the impact of deferred taxes, was reflected in a transition adjustment of $7.3 million to retained earnings. There was no cumulative effect adjustment related to our available-for-sale investment portfolio upon adoption and the company had no securities designated as held-to-maturity as of January 1, 2022. Results for reporting periods beginning after December 31, 2021, are presented under CECL whereas prior comparative periods are presented under legacy GAAP.

The following table illustrates the impact of the adoption of CECL, and the transition away from the incurred loss method, on January 1, 2022. The impact to the Allowance for Credit losses (“ACL”) on the Loan Portfolio is broken out at the class level (dollars in thousands, unaudited):

Transition Impact on Allowance for Credit Losses
(dollars in thousands, unaudited)
	January 1, 2022
	Reserves Under Incurred Loss	Reserves Under CECL	Transition Impact Gross	Impact of Deferred Taxes	Impact to Retained Earnings
Real estate:
1-4 family residential construction	$135	$28	$(107)	$32	$(75)
Other construction/land	228	254	26	(8)	18
1-4 family - closed-end	1,618	2,310	692	(205)	487
Equity lines	290	210	(80)	24	(56)
Multi-family residential	274	574	300	(89)	211
Commercial real estate - owner occupied	2,217	3,444	1,227	(363)	864
Commercial real estate - non-owner occupied	6,199	14,380	8,181	(2,418)	5,763
Farmland	737	340	(397)	117	(280)
Total real estate	11,698	21,540	9,842	(2,910)	6,932
Agricultural	465	382	(83)	25	(58)
Commercial and industrial	1,060	1,418	358	(106)	252
Mortgage warehouse lines	512	91	(421)	124	(297)
Consumer loans	521	279	(242)	72	(170)
Total allowance for credit losses - loans	$14,256	$23,710	$9,454	$(2,795)	$6,659

Allowance for credit losses - unfunded loan commitments	$203	1,134	931	(275)	656

The Company currently categorizes all of its loans and leases as held-for-investment and following CECL implementation, reports loans and leases on the amortized cost basis. The Company’s amortized cost basis is comprised of the principal balance outstanding, net of remaining purchase discount or premium and any deferred fees or costs. Notably, the Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable continues to be included in other assets on the Company’s balance sheet and as of June 30, 2022, measured at $6.0 million, $0.8 million and $5.4 million for available-for-sale securities, held-to-maturity securities and loans, respectively. During 2022 no accrued interest receivable on loans or available for sale investment securities was reversed against interest income.

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

Loans and leases where similar risk characteristics exist are evaluated for the ACL in the collective reserve evaluation. The Company’s policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans and leases evaluated collectively and as such, all nonaccrual loans and leases are individually evaluated for reserves. As of June 30, 2022 the Bank’s nonaccrual loans and leases comprised the entire population of loans and leases individually evaluated. The Company’s policy is that nonaccrual loans also represent the subset of loans and leases where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loan and lease should be categorized as collateral dependent. It is the Company’s policy that the only loans and leases where the credit quality has deteriorated to the point where foreclosure is probable are the Company’s nonaccrual loans and leases.

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

For available-for-sale debt securities in an unrealized loss position for which management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available sale debt securities in an unrealized loss position, which don’t meet the previously outlined criteria, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in rating by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

On April 1, 2022 the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from available-for-sale to held-to maturity.  Because of the implicit and explicit guarantees of the Federal Government on the Agency and Mortgage-Backed securities there is no expectation of future losses on any of these securities.  The Bank’s municipal bonds moved to the held-to-maturity designation all have credit ratings considered investment grade or equivalent.  A discounted-cash-flow reserve calculation was performed upon the transfer of these securities into the held-to-maturity designation and a reserve of $0.02 million was calculated and charged to provision expense.

Note 4 – Share Based Compensation

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 172,489 shares that were granted under the 2007 Plan were still outstanding as of June 30, 2022 and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of June 30, 2022 was 418,912. Options to purchase 382,311 shares granted under the 2017 Plan were outstanding as of June 30, 2022. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilizes a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.3 million was reflected in the Company’s income statement during the second quarter of 2022 and $0.2 million was charged during the second quarter of 2021, as expense related to stock options and restricted stock awards. For the first half, the charges totaled $0.7 million in 2022 and $0.5 million in 2021.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of time-vested, non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. There were no shares granted to employees and directors of the Company during the first six months of 2022. These awards are expensed on a straight-line basis over the vesting period. As of June 30, 2022, there was $2.3 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 2.8 years.

The Company’s time-vested award activity for the six months ended June 30, 2022 and 2021 is summarized below (unaudited):

	Six months ended June 30,
	2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	161,217	$21.72	148,885	$18.00
Granted	—	—	18,180	25.30
Vested	(17,194)	20.35	—	—
Forfeited	(660)	27.16	—	—
Unvested shares, June 30,	143,363	$21.84	167,065	$18.79

Stock Option Grants

The Company has issued equity instruments in the form of Incentive Stock Options and Nonqualified Stock Options to certain officers and directors and may continue to do so under the 2017 Plan. The exercise price of each stock option is determined at the time of the grant and may be no less than 100% of the fair market value of such stock at the time the option is granted.

The Company’s stock option activity during the six months ended June 30, 2022 and 2021 are summarized below (dollars in thousands, except per share data, unaudited):

	Six months ended June 30,
	2022				2021
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	415,870	$24.15		$1,338	495,489	$23.67		$1,340
Granted	—	$—		$—	—	$—		$—
Exercised	(200)	$10.21		$3	(4,160)	$12.95		$50
Forfeited/Expired	(3,681)	$27.27		$—	(21,719)	$27.51		$1
Outstanding at June 30,	411,989	$24.13	5.41	$733	469,610	$23.59	6.20	$1,500
Exercisable at June 30,	370,589	$23.79	5.19	$733	389,010	$22.89	5.80	$1,500
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 14,931,701 weighted average shares outstanding during the second quarter of 2022 and 15,243,698 during the second quarter of 2021, while there were 14,976,774 weighted average shares outstanding during the first six months of 2022 and 15,242,451 during the first six months of 2021.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the first quarter of 2022, calculations under the treasury stock method resulted in the equivalent of 72,316 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 354,612 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the second quarter of 2021 the equivalent of 132,127 shares were added in calculating diluted earnings per share, while 335,481 anti-dilutive stock options were not factored into the computation. Likewise, for the first half of 2022 the equivalent of 87,030 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 303,543 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 123,515 shares and non-inclusion of 345,748 anti-dilutive options in calculating diluted earnings per share for first half of 2021.

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

	June 30, 2022	December 31, 2021
Commitments to extend credit	$670,756	$554,028
Standby letters of credit	$6,196	$6,651

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

At June 30, 2022, the Company was also utilizing a letter of credit in the amount of $128.6 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	June 30, 2022
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$161,875	$161,875	$—	$—	$161,875
Investment securities available-for-sale	864,178	—	817,639	46,539	864,178
Investment securities held-to-maturity	161,399	—	147,147	—	147,147
Loans and leases, net held for investment	1,980,317	—	—	1,960,923	1,960,923
Collateral dependent loans	18,462	—	18,462	—	18,462

Financial liabilities:
Deposits	2,850,999	1,120,413	1,727,383	—	2,847,796
Repurchase agreements	118,014	—	118,014	—	118,014
Long-term debt	49,173	—	44,890	—	44,890
Subordinated debentures	35,392	—	33,683	—	33,683

	December 31, 2021
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$257,528	$257,528	$—	$—	$257,528
Investment securities available for sale	973,314	—	750,077	223,237	973,314
Loans and leases, net held for investment	1,973,207	—	—	1,960,966	1,960,966
Collateral dependent loans	398	—	221	177	398

Financial liabilities:
Deposits	2,781,572	1,084,544	1,696,124	—	2,780,668
Repurchase agreements	106,937	—	106,937	—	106,937
Short term borrowings	49,141	—	49,118	—	49,118
Subordinated debentures	35,302	—	33,281	—	33,281

For financial asset categories that were carried on our balance sheet at fair value as of June 30, 2022 and December 31, 2021, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$981	$—	$981	$—
Mortgage-backed securities	—	181,446	—	181,446	—
State and political subdivisions	—	254,888	—	254,888	—
Corporate bonds	—	—	46,539	46,539	—
Collateralized loan obligations	—	380,324	—	380,324	—
Total available-for-sale securities	$—	$817,639	$46,539	$864,178	$—

	Fair Value Measurements at December 31, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$1,574	$—	$1,574	$—
Mortgage-backed securities	—	306,727	—	306,727	—
State and political subdivisions	—	304,268	—	304,268	—
Corporate bonds	—	999	27,530	28,529	—
Collateralized loan obligations	—	136,509	195,707	332,216	—
Total available-for-sale securities	$—	$750,077	$223,237	$973,314	$—

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Collateralized Loan Obligations		Corporate Bonds
	2022	2021	2022	2021
Balance of recurring Level 3 assets at January 1,	$195,707	$—	$27,530	$—
Purchases	—	—	19,009	—
Transfers out of Level 3	(195,707)	—	—	—
Balance of recurring Level 3 assets at June 30,	$—	$—	$46,539	$—

All of the Company’s collateralized loan obligations with a fair value of $195.7 million as of January 1, 2022 were transferred from Level 3 to Level 2 during the first quarter of 2022 because observable market data became available due to a significant increase in trading volume for these securities during that time.

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	51	—	51
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	18,411	—	18,411
Total real estate	—	18,462	—	18,462
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$18,462	$—	$18,462
Foreclosed assets	$—	$2	$—	$2
Total assets measured on a nonrecurring basis	$—	$18,464	$—	$18,464

	Fair Value Measurements at December 31, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	161	—	161
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	60	—	60
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	221	—	221
Agricultural	—	—	—	—
Commercial and industrial	—	—	177	177
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$221	$177	$398
Foreclosed assets	$—	$93	$—	$93
Total assets measured on a nonrecurring basis	$—	$314	$177	$491

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

Note 9 – Investments

Investment Securities

Pursuant to FASB’s guidance on accounting for debt securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market values, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. Held-to-maturity securities are carried on the Company’s financial statements at their amortized cost, net of the allowance for credit losses.

The amortized cost, estimated fair value, and allowance for credit losses of available-for-sale and held-to-maturity investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$1,000	$—	$(19)	$—	$981
Mortgage-backed securities	190,417	18	(8,989)	—	181,446
State and political subdivisions	286,650	198	(31,960)	—	254,888
Corporate bonds	49,708	10	(3,179)	—	46,539
Collateralized loan obligations	396,763	—	(16,439)	—	380,324
Total available-for-sale securities	$924,538	$226	$(60,586)	$—	$864,178

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$6,762	$—	$(346)	$6,416	$—
Mortgage-backed securities	103,888	—	(8,006)	95,882	—
State and political subdivisions	50,767	25	(5,943)	44,849	(18)
Total held-to-maturity securities	$161,417	$25	$(14,295)	$147,147	$(18)

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$1,546	$28	$—	$—	$1,574
Mortgage-backed securities	303,912	4,772	(1,957)	—	306,727
State and political subdivisions	290,729	13,807	(268)	—	304,268
Corporate bonds	28,436	94	(1)	—	28,529
Collateralized loan obligations	332,836	68	(688)	—	332,216
Total securities	$957,459	$18,769	$(2,914)	$—	$973,314

The Company reassessed classification of certain investments and effective April 1, 2022 the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from available-for-sale to held-to-maturity securities. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $11.5 million included in other comprehensive income remained in other comprehensive income, to be amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. Subsequent to transfer, a discounted-cash-flow reserve calculation was performed upon the transfer of these securities into the held-to-maturity designation and a allowance for credit losses of $0.02 million was calculated and charged to provision for credit loss expense. The Company did not have any securities classified as held-to-maturity as of December 31, 2021.

The Company did not record an ACL on the AFS portfolio at June 30, 2022 or upon the implementation of CECL on January 1, 2022.  As of both dates the Company considers the unrealized loss across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value in any case.  The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both January 1, 2022 and June 30, 2022 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of January 1, 2022 and June 30, 2022 was attributable to credit deterioration and a risk of loss, requiring a allowance for credit losses.

●	US Government Agencies are supported by the full faith and credit-worthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or June 30, 2022.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or June 30, 2022.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both January 1, 2022 and June 30, 2022 noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. On a quarterly basis management receives financial information from a third-party service related to underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both January 1, 2022 and June 30, 2022 management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly, these metrics include credit quality, reserve adequacy, capital, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of January 1, 2022 and June 30, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to quarterly potential impairment reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized debt obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to quarterly potential impairment reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both January 1, 2022 and June 30, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

At June 30, 2022 and December 31, 2021, the Company had 961 securities and 98 securities, respectively, with gross unrealized losses. Since the declines in market values were primarily attributable to changes in interest rates and volatility in the financial markets and not a result of an expected credit loss, no allowance for credit losses on available-for-sale securities was recorded as of June 30, 2022. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	June 30, 2022
	Less than twelve months		Twelve months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	$(19)	$981	$—	$—	$(19)	$981
Mortgage-backed securities	(8,941)	176,718	(48)	853	(8,989)	177,571
State and political subdivisions	(31,960)	221,848	—	—	(31,960)	221,848
Corporate bonds	(3,179)	43,562	—	—	(3,179)	43,562
Collateralized loan obligations	(16,439)	380,324	—	—	(16,439)	380,324
Total available-for-sale	$(60,538)	$823,433	$(48)	$853	$(60,586)	$824,286

	June 30, 2022
	Less than twelve months		Twelve months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Held-to-maturity
U.S. government agencies	$(346)	$6,416	$—	$—	$(346)	$6,416
Mortgage-backed securities	(8,006)	95,882	—	—	(8,006)	95,882
State and political subdivisions	(5,943)	41,148	—	—	(5,943)	41,148
Total held-to-maturity	$(14,295)	$143,446	$—	$—	$(14,295)	$143,446

	December 31, 2021
	Less than twelve months		Twelve months or more		Total
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	(1,797)	107,026	(160)	2,808	(1,957)	109,834
State and political subdivisions	(268)	30,170	—	—	(268)	30,170
Corporate bonds	(1)	499	—	—	(1)	499
Collateralized loan obligations	(688)	175,581	—	—	(688)	175,581
Total available-for-sale	$(2,754)	$313,276	$(160)	$2,808	$(2,914)	$316,084

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Proceeds from sales, calls and maturities of securities available for sale	$1,750	$2,295	$30,531	$4,000
Gross gains on sales, calls and maturities of securities available for sale	—	—	1,032	—
Gross losses on sales, calls and maturities of securities available for sale	—	—	—	—
Net gains on sale of securities available for sale	$—	$—	$1,032	$—

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2022 and December 31, 2021 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	June 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$3,008	$3,014	$1,225	$1,227
Maturing after one year through five years	8,376	8,267	1,880	1,850
Maturing after five years through ten years	71,878	68,281	17,096	15,925
Maturing after ten years	251,829	220,579	37,327	32,263
Securities not due at a single maturity date:
Mortgage-backed securities	192,684	183,713	103,889	95,882
Collateralized loan obligations	396,763	380,324	—	—
	$924,538	$864,178	$161,417	$147,147

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$3,513	$3,547	$—	$—
Maturing after one year through five years	26,422	26,718	—	—
Maturing after five years through ten years	36,840	38,314	—	—
Maturing after ten years	253,936	265,792	—	—
Securities not due at a single maturity date:			—	—
Mortgage-backed securities	303,912	306,727	—	—
Collateralized loan obligations	332,836	332,216	—	—
	$957,459	$973,314	$—	$—

At June 30, 2022, the Company’s investment portfolio included 442 “muni” bonds issued by 368 different government municipalities and agencies located within 34 different states, with an aggregate fair value of $299.7 million. The largest exposure to any single municipality or agency was a combined $5.7 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 40 subordinated debentures issued by bank holding companies totaling $46.5 million (fair value).

At December 31, 2021, the Company’s investment portfolio included 403 “muni” bonds issued by 335 different government municipalities and agencies located within 33 states, with an aggregate fair value of $304.3 million. The largest exposure to any single municipality or agency was $4.0 million (fair value) in three bonds issued by the Charter Township of Washington. In addition, the company owned 23 subordinated debentures issued by bank holding companies totaling $28.5 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	June 30, 2022		December 31, 2021
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$114,615	$100,728	$85,045	$89,225
California	64,337	56,481	64,092	67,066
Washington	20,724	19,476	23,858	24,812
Other (27 & 26 states, respectively)	91,855	82,271	75,037	78,579
Total general obligation bonds	291,531	258,956	248,032	259,682

Revenue bonds
State of issuance
Texas	5,739	5,118	7,038	7,377
California	3,997	3,616	4,334	4,602
Washington	4,103	3,502	1,349	1,392
Other (17 & 15 states, respectively)	32,047	28,545	29,976	31,215
Total revenue bonds	45,886	40,781	42,697	44,586
Total obligations of states and political subdivisions	$337,417	$299,737	$290,729	$304,268

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	June 30, 2022		December 31, 2021
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$17,120	$15,112	$15,534	$16,220
Sewer	6,107	5,356	3,932	4,165
Lease	4,665	4,341	6,556	6,718
Sales tax revenue	3,559	3,067	—	—
Intergovernmental agreement	2,838	2,680	—	—
Other (9 and 9 sources, respectively)	11,597	10,225	16,675	17,483
Total revenue bonds	$45,886	$40,781	$42,697	$44,586

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

The Company currently has investments in three different LIHTC fund limited partnerships made in 2014, 2015, and 2022, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act. We utilize the cost method of accounting for our LIHTC fund investments, under which we initially record on our balance sheet an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement reflects tax credits and any other tax benefits from these investments “below the line” within our income tax provision, while the initial book value of the investment is amortized on a straight-line basis as an offset to noninterest income, over the time period in which the tax credits and tax benefits are expected to be received.

As of June 30, 2022, our total LIHTC investment book balance was $7.7 million, which includes $5.1 million in remaining commitments for additional capital contributions. There were $0.3 million in tax credits derived from our LIHTC investments that were recognized during the six months ended June 30, 2022, and amortization expense of $0.2 million associated with those investments was netted against pre-tax noninterest income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

As of December 31, 2021, our total LIHTC investment book balance was $2.9 million, which includes $0.1 million in remaining commitments for additional capital contributions. There were $0.5 million in tax credits derived from our LIHTC investments that were recognized during the year ended December 31, 2022, and amortization expense of $0.5 million associated with those investments was netted against pre-tax noninterest income for the same time period.

Note 10 – Loans and Leases and Allowance for Credit Losses

We adopted the new current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2022. Certain prior period credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the current guidance and have not been included below as of June 30, 2022. Under CECL, disclosures are required on the amortized cost basis, whereas legacy GAAP required presentation on the recorded investment basis, with the primary difference being net deferred fees and costs. Unless specifically noted otherwise,

June 30, 2022 disclosures are prepared on the amortized cost basis and December 31, 2021 disclosures present information according to the recorded investment basis.

The following table presents loans by class as of June 30, 2022 and December 31, 2021. Accrued interest receivable on loans of $5.4 million and $6.8 million at June 30, 2022 and December 31, 2021 respectively is not included in the loans included in the table below but is included in other assets on the Company’s balance sheet. The June 30, 2022, balance in 1-4 family closed end loans reflects year-to-date 2022 loan purchase of $173.1 million. The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report classification or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level.

Loan And Lease Distribution
(dollars in thousands, unaudited)
	June 30, 2022	December 31, 2021
Real estate:
1-4 family residential construction	$5,542	$21,369
Other construction/land	20,816	25,299
1-4 family - closed-end	429,109	289,457
Equity lines	25,260	26,588
Multi-family residential	66,367	53,458
Commercial real estate - owner occupied	312,060	334,446
Commercial real estate - non-owner occupied	898,158	882,888
Farmland	101,675	106,706
Total real estate	1,858,987	1,740,211
Agricultural	28,660	33,990
Commercial and industrial	72,617	109,791
Mortgage warehouse lines	58,134	101,184
Consumer loans	4,264	4,550
Subtotal	2,022,662	1,989,726
Less net deferred loan fees and costs	(1,081)	(1,865)
Loans and leases, amortized cost basis	2,021,581	1,987,861
Allowance for credit losses	(22,802)	(14,256)
Net loans and leases	$1,998,779	$1,973,605

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of June 30, 2022:

Nonaccrual Loans and Leases
(dollars in thousands, unaudited)
	June 30, 2022
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
1-4 family residential construction	$—	$—	$—	$632
Other construction/land	—	—	—	—
1-4 family - closed-end	745	—	745	—
Equity lines	62	—	62	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	379	—	379	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	19,301	—	19,301	—
Total real estate	20,487	—	20,487	632
Agricultural	8,414	30	8,444	—
Commercial and industrial	584	230	814	7
Mortgage warehouse lines	—	—	—	—
Consumer loans	—	—	—	—
Total	$29,485	$260	$29,745	$639

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

The Company recognized $0 in interest on nonaccrual loans during the second quarter 2022 and would have recognized an additional $0.6 million on nonaccrual loans had those loans not been designated as nonaccrual.

The following table presents the amortized cost basis of collateral-dependent loans by class as of June 30, 2022:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	June 30, 2022
	Amortized Cost	Individual Reserves
Real estate:
1-4 family residential construction	$—	$—
Other construction/land	—	—
1-4 family - closed-end	41	—
Equity lines	—	—
Multi-family residential	—	—
Commercial real estate - owner occupied	204	—
Commercial real estate - non-owner occupied	—	—
Farmland	19,300	—
Total real estate	19,545	—
Agricultural	8,414	—
Commercial and industrial	478	—
Mortgage warehouse lines	—	—
Consumer loans	—	—
Total loans and leases	$28,437	$—

During the second quarter the amortized cost balance of collateral-dependent loans declined by $1.3 million due to declines resulting from upgrades and payoffs, partially offset by additional collateral dependent loans downgraded during the quarter. The weighted average loan-to-value ratio of collateral dependent loans was 91% at June 30, 2022.  There were no collateral dependent loans in the process of foreclosure as of June 30, 2022

The following table presents the aging of the amortized cost basis in past-due loans, according to class, as of June 30, 2022:

Past Due Loans and Leases
(dollars in thousands, unaudited)
	June 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
1-4 family residential construction	$—	$—	$632	$632	$4,910	$5,542
Other construction/land	—	—	—	—	20,757	20,757
1-4 family - closed-end	32	—	8	40	430,095	430,135
Equity lines	—	—	—	—	25,575	25,575
Multi-family residential	—	—	—	—	66,291	66,291
Commercial real estate - owner occupied	—	124	—	124	311,965	312,089
Commercial real estate - non-owner occupied	—	—	—	—	895,352	895,352
Farmland	5,129	13,932	342	19,403	82,358	101,761
Total real estate	5,161	14,056	982	20,199	1,837,303	1,857,502
Agricultural	—	7,760	597	8,357	20,400	28,757
Commercial and industrial	174	—	263	437	72,389	72,826
Mortgage warehouse lines	—	—	—	—	58,134	58,134
Consumer loans	7	2	—	9	4,353	4,362
Total loans and leases	$5,342	$21,818	$1,842	$29,002	$1,992,579	$2,021,581

The following table presents the aging of the recorded investment in past-due and nonaccrual loans, according to class, as of December 31, 2021:

December 31, 2021	30-59 Days	60-89 Days	90 Days Or More Past			Total Financing	Non-Accrual
	Past Due	Past Due	Due(2)	Total Past Due	Current	Receivables	Loans(1)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$21,369	$21,369	$—
Other construction/land	—	—	—	—	25,299	25,299	—
1-4 family - closed-end	1,532	132	—	1,664	287,793	289,457	1,023
Equity lines	30	—	—	30	26,558	26,588	892
Multi-family residential	—	—	—	—	53,458	53,458	—
Commercial real estate owner occupied	124	—	698	822	333,624	334,446	1,234
Commercial real estate non-owner occupied	—	—	—	—	882,888	882,888	—
Farmland	—	—	—	—	106,706	106,706	—
Total real estate loans	1,686	132	698	2,516	1,737,695	1,740,211	3,149

Agricultural	—	—	284	284	33,706	33,990	378
Commercial and industrial	473	—	283	756	109,035	109,791	973
Mortgage warehouse lines	—	—	—	—	101,184	101,184	—
Consumer loans	6	3	—	9	4,541	4,550	22
Total gross loans and leases	$2,165	$135	$1,265	$3,565	$1,986,161	$1,989,726	$4,522
(1)	Included in Total Financing Receivables
(2)	As of December 31, 2021 there were no loans over 90 days past due and still accruing.

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR) if the modification constitutes a concession. At June 30, 2022, the Company had a total of $5.1 million in TDRs, including $0.3 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain, then the loan will be kept on non-accrual status.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the three and six months ended June 30, 2021, by type of concession. For the three and six months ended June 30, 2022, there were no new TDRs and no modifications of existing TDRs

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

Three months ended June 30, 2021
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	136	—	—	—	136
Farmland	—	—	—	—	—	—
Total real estate loans	—	136	—	—	—	136
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Total	$—	$136	$—	$—	$—	$136

	Six months ended June 30, 2021
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Modification	Total
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	83	—	83
Multi-family residential	—	—	—	—	—	—
Commercial real estate - owner occupied	—	136	—	—	—	136
Farmland	—	—	—	—	—	—
Total real estate loans	—	136	—	83	—	219
Agricultural	—	118	—	—		118
Commercial and industrial	—	185	—	—	—	185
Consumer loans	—	41	—	—	—	41
Total	$—	$480	$—	$83	$—	$563

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended June 30, 2021
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	0	—	—	—	—
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	137	136	(1)	—
Farmland	0	—	—	—	—
Total real estate loans		137	136	(1)	—

Agricultural	0	—	—	—	—
Commercial and industrial	0	—	—	—	—
Consumer loans	0	—	—	—	—
Total		$137	$136	$($1)	$—
(1)	This represents the change in the ACL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Six months ended June 30, 2021
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference⁽¹⁾	Reserve
Real estate:
Other construction/land	0	$—	$—	$—	$—
1-4 family - closed-end	0	—	—	—	—
Equity lines	1	83	83	—	1
Multi-family residential	0	—	—	—	—
Commercial real estate - owner occupied	1	137	136	(1)	—
Farmland	0	—	—	—	—
Total real estate loans		220	219	(1)	1

Agricultural	1	118	118	116	—
Commercial and industrial	1	185	185	(1)	48
Consumer loans	1	41	41	—	—
Total		$564	$563	$114	$49
(1)	This represents the change in the ACL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The Company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three or six-month periods ending June 30, 2022 and 2021.

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

The following tables present the amortized cost of loans and leases by credit quality classification in addition to loan and lease vintage as of June 30, 2022:

Loan and Lease Credit Quality by Vintage
(dollars in thousands, unaudited)
	Term Loans and Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total Loans
1-4 family construction
Pass	$—	$—	$—	$—	$—	$—	$4,910	$4,910
Special Mention	—	—	—	—	—	—	632	632
Substandard	—	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	5,542	5,542
Other construction/land
Pass	—	$3,591	$4,343	$777	$1,054	$1,116	$9,802	20,683
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	74	—	—	—	—	74
Subtotal	—	3,591	4,417	777	1,054	1,116	9,802	20,757
1-4 family - closed-end
Pass	110,397	$243,625	$8,058	$2,094	$11,042	$50,354	$—	425,570
Special Mention	264	—	—	—	1,022	2,095	—	3,381
Substandard	—	—	—	—	32	1,152	—	1,184
Subtotal	110,661	243,625	8,058	2,094	12,096	53,601	—	430,135
Equity lines
Pass	2,355	$171	$551	$361	$79	$—	$20,691	24,208
Special Mention	—	—	20	—	—	—	790	810
Substandard	—	118	—	—	—	—	439	557
Subtotal	2,355	289	571	361	79	—	21,920	25,575
Multi-family residential
Pass	19,320	$522	$9,504	$668	$13,159	$12,757	$4,720	60,650
Special Mention	—	—	2,240	—	—	3,401	—	5,641
Substandard	—	—	—	—	—	—	—	—
Subtotal	19,320	522	11,744	668	13,159	16,158	4,720	66,291
Commercial real estate - OO
Pass	9,855	$26,311	$63,756	$38,080	$39,071	$118,601	$7,346	303,020
Special Mention	—	—	—	2,403	—	2,107	—	4,510
Substandard	326	—	—	—	80	3,393	760	4,559
Subtotal	10,181	26,311	63,756	40,483	39,151	124,101	8,106	312,089
Commercial real estate - NOO
Pass	51,922	$19,710	$451,234	$26,810	$56,883	$165,217	$62,955	834,731
Special Mention	—	—	$33,613	—	7,266	3,121	12,671	56,671
Substandard	—	—	$—	—	852	3,098	—	3,950
Subtotal	51,922	19,710	484,847	26,810	65,001	171,436	75,626	895,352
Farmland
Pass	—	$1,377	$5,008	$1,978	$8,202	$25,700	$27,588	69,853
Special Mention	—	—	—	—	7,116	4,385	1,004	12,505
Substandard	—	—	—	—	4,722	14,133	548	19,403
Subtotal	—	1,377	5,008	1,978	20,040	44,218	29,140	101,761
Agricultural
Pass	549	$1,684	$475	$30	$1,092	$6,882	$9,329	20,041
Special Mention	—	—	—	—	—	—	272	272
Substandard	—	7,847	—	—	—	—	597	8,444
Subtotal	549	9,531	475	30	1,092	6,882	10,198	28,757
Commercial and industrial
Pass	1,272	$11,449	$8,021	$6,977	$5,682	$10,004	$19,576	62,981
Special Mention	—	312	3,186	50	—	1,553	3,772	8,873
Substandard	—	—	44	143	93	643	49	972
Subtotal	1,272	11,761	11,251	7,170	5,775	12,200	23,397	72,826
Mortgage warehouse lines
Pass	—	$—	$—	$—	$—	$—	$58,134	58,134
Subtotal	—	—	—	—	—	—	58,134	58,134
Consumer loans
Pass	953	$275	$173	$299	$19	$429	$2,163	4,311
Special Mention	—	—	40	$—	—	—	7	47
Substandard	2	—	—	$—	—	2	—	4
Subtotal	955	275	213	299	19	431	2,170	4,362
Total	$197,215	$316,992	$590,340	$80,670	$157,466	$430,143	$248,755	$2,021,581

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

CECL replaces the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans as of December 31, 2021 management elected not to transition these loans into the PCD designation. As of June 30, 2022 the Company had no loans categorized as PCD.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and current conditions and circumstances including the level of interest rates.  The prepayment assumptions may be updated by

Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code regression models utilized upon implementation of CECL on January 1, 2022, and as of June 30, 2022, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Management selected the National Unemployment Rate as the driver of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices
●	Changes in international, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, as reflected in forecasts of the Housing Price Index, Real GDP and the National Unemployment Rate (Farmland & Agricultural Production and Consumer segments only)
●	Changes in the nature and volume of the loan portfolio
●	Changes in the experience, ability, and depth of lending management and other relevant staff
●	Changes in the volume and severity of past due, non-accruals loans, and adversely classified loans, as reflected in changes of the relative level of loans classified as substandard and special mention
●	Changes in the quality of the Bank’s loan review processes
●	Changes in the value of underlying collateral for loans not identified as collateral dependent
●	Changes in loan categorization concentrations
●	Other external factors, which include, the influence of peer data on estimated quantitative reserves, residual COVID-19 related risk, expected impact of current and expected inflationary environment, reliance on the National Unemployment rate as opposed to the California unemployment rate in the calculation of quantitative reserves, the expected impact of current and expected geo-political conditions

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

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of June 30, 2022, the only loans that Management considered to have different risk characteristics from other loans sharing the same Federal Call Report code were loans designated nonaccrual.

The following table presents the activity in the allowance for credit losses by portfolio segment for the quarter ended June 30, 2022:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, March 31, 2022	$3,329	$17,043	$606	$1,231	$51	$270	$22,530
Charge-offs	—	(1,911)	(213)	(86)	—	(313)	(2,523)
Recoveries	12	—	—	62	—	173	247
Provision for credit losses	252	2,187	(17)	(74)	(10)	210	2,548
Ending allowance balance:	$3,593	$17,319	$376	$1,133	$41	$340	$22,802

The $0.3 million increase in the Company’s loan portfolio ACL in the second quarter 2022 from $22.5 million at March 31, 2022 to $22.8 million at June 30, 2022, is primarily a reflection of growth in loan balances recognized in the second quarter 2022.

The following table presents the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2022:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2021	$1,909	$9,052	$1,202	$1,060	$512	$521	$14,256
Impact of adopting ASC 326	611	9,628	(480)	358	(421)	(242)	9,454
Charge-offs	—	(1,911)	(2,171)	(160)	—	(612)	(4,854)
Recoveries	99	260	—	82	—	357	798
Provision for credit losses	974	290	1,825	(207)	(50)	316	3,148
Ending allowance balance:	$3,593	$17,319	$376	$1,133	$41	$340	$22,802

The $0.9 million decline in the Company’s loan portfolio ACL between the $23.7 million ACL recognized upon implementation of CECL on January 1, 2022 and the $22.8 million as of June 30, 2022, reflects a narrowing of the gap between the California unemployment rate and the National Unemployment rate during the first six months of 2022, compared with December 31, 2021.  The $2.2 million in charge-offs recognized in the Farmland and Agricultural Production portfolio segment is primarily the result of a reduction in the expected valuation of collateral on a single loan relationship, recorded in the first quarter 2022. The $1.9 million charge-off in Commercial Real Estate was recognized during the second quarter, when Management became aware of a borrower’s reduced ability to service their loan primarily as a result of increased vacancy rates related to the remote work which has increased following the pandemic.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance	$12,806	$672	$4,205	$593	$43	$18,319
Charge-offs	(11)	(50)	(25)	(169)	—	(255)
Recoveries	195	—	82	180	—	457
(Benefit) provision	(915)	(98)	(1,190)	86	17	(2,100)
Ending balance	$12,075	$524	$3,072	$690	$60	$16,421

	Six months ended June 30, 2021
	Real Estate	Agricultural Products	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$11,766	$482	$4,721	$720	$49	$17,738
Charge-offs	(245)	(50)	(77)	(331)	—	(703)
Recoveries	648	—	192	396	—	1,236
(Benefit) provision	(94)	92	(1,764)	(95)	11	(1,850)
Ending balance	$12,075	$524	$3,072	$690	$60	$16,421
Reserves:
Specific	$641	$246	$381	$16	$—	$1,284
General	11,434	278	2,691	674	60	15,137
Ending balance	$12,075	$524	$3,072	$690	$60	$16,421
Loans evaluated for impairment:
Individually	$15,677	$517	$1,649	$207	$—	$18,050
Collectively	1,780,290	42,435	299,334	4,687	—	2,126,746
Ending balance	$1,795,967	$42,952	$300,983	$4,894	$—	$2,144,796

Note 11 – Long-Term Debt

Long-Term Debt

(dollars in thousands, unaudited)

	June 30, 2022		December 31, 2021
		Unamortized		Unamortized
		Debt Issuance		Debt Issuance
	Principal	Costs	Principal	Costs
Fixed - floating rate subordinated debentures, due 2031 (1)	$50,000	$(827)	$50,000	$(859)
Total long-term debt	$50,000	$(827)	$50,000	$(859)
(1)	3.25% fixed rate for five years, then floating rate beginning October 1, 2026 at 253.5 basis points over 3-month term SOFR adjusted quarterly.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income, except for gains on the sale of OREO which is classified as noninterest expense. The following table presents the Company’s sources of noninterest income for the three and six-month periods ended June 30, 2022 and 2021. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,372	$1,148	$2,700	$2,254
Other service charges on deposits	1,832	1,577	3,545	3,237
Debit card interchange income	2,161	2,235	4,218	4,128
Loss on limited partnerships(1)	(113)	(114)	(225)	(247)
Dividends on equity investments(1)	183	164	429	357
Unrealized gains recognized on equity investments(1)	—	—	(332)	857
Net gains on sale of securities(1)	—	—	1,032	—
Other(1)	5,004	1,602	5,135	2,856
Total noninterest income	$10,439	$6,612	$16,502	$13,442

Noninterest expense
Salaries and employee benefits (1)	$11,745	$10,425	$23,550	$21,576
Occupancy expense (1)	2,406	2,626	4,699	5,112
(Gain) loss on sale of OREO	—	(101)	(5)	(116)
Other (1)	7,962	7,285	14,042	13,934
Total noninterest expense	$22,113	$20,235	$42,286	$40,506
Percentage of noninterest income not within scope of ASC 606.	48.61%	24.98%	36.60%	28.44%

(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	the risk of unfavorable economic conditions in the Company’s market areas;
●	risks associated with fluctuations in interest rates;
●	risks associated with the current national emergency with respect to COVID-19 and its variants, including the impact that national, state, and local responses, including limitations on business and personal activity as well as any stimulus or relief efforts have on customers’ continued ability to repay loans;
●	risks associated with inflation (including efforts by the Board of Governors of the Federal Reserve to control the same);
●	liquidity risks, including the ability to effectively manage the additional liquidity from the significant increase in deposits during the COVID-19 pandemic including managing the potential loss of a portion of such deposits;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;
●	the Company’s ability to successfully deploy new technology;
●	the Company’s ability to receive regulatory approval for acquisitions or branch expansion while having a less than satisfactory rating under the Community Reinvestment Act;

●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the success of acquisitions or branch expansions, closures or consolidations; and
●	risks associated with the multitude of or changes to current and prospective laws and regulations, and related interpretations, to which the Company is and will be subject.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2022 compared to Second Quarter 2021

Second quarter 2022 net income was $9.2 million, or $0.61 per diluted share, compared to $11.7 million, or $0.76 per diluted share in the second quarter of 2021. The Company’s annualized return on average equity was 11.68% and annualized return on average assets was 1.07% for the quarter ended June 30, 2022, compared to 13.29% and 1.42%, respectively, for the same quarter in 2021. The primary drivers behind the variance in second quarter net income are as follows:

●	Net interest income decreased $0.6 million, or 2%, due primarily to a $0.4 million increase in interest expense from the issuance of subordinated debt during the third quarter of 2021 and higher cost of funds on interest-bearing liabilities due to the recent increases in the prime interest rate.

●	The provision for credit losses on loans and leases was $2.5 million under the new current expected credit losses (“CECL”) methodology, as compared to a $2.1 million benefit under the incurred loss model in the same quarter of 2021, for a net increase of $4.6 million. This is driven primarily from the replacement of allowance due to $4.1 million in net loan charge offs during the second quarter of 2022.
●	Noninterest income increased $3.8 million, primarily due to a $3.2 million gain on sale of other assets, $0.4 million in life insurance proceeds, a $0.2 million recovery on an acquired loan, and a $1.0 million recovery of prior year legal expenses, partially offset by a $1.4 million negative variance in Corporate Owned Life Insurance with income linked to the Company’s nonqualified deferred compensation plan.
●	Total noninterest expense increased $1.9 million, or 9%, in the second quarter of 2022 as compared to the second quarter of 2021. Higher salaries and benefits costs accounted for $1.3 million of the increase as we added new lending teams, and $0.8 million of the increase was due to higher other expenses, mostly for the accrual of restitution payments to customers charged nonsufficient fund fees for representments in the past five years and $0.3 million in postage and mailing costs associated with new disclosure agreements which detail updated service charges on returned items and overdraft fees.

First Half 2022 compared to First Half 2021

Net income for the first half of 2022 was $16.6 million, or $1.10 per diluted share, compared to $22.8 million, or $1.48 per diluted share for the same period in 2021. The Company’s annualized return on average equity was 10.10% and annualized return on average assets was 0.98% for the six months ended June 30, 2022, compared to a return on equity of 13.11% and return on assets of 1.41% for the six months ended June 30, 2021. The primary drivers behind the variance in year-to-date net income are as follows:

●	The provision for credit losses on loans and leases was $3.1 million, an increase of $5.0 million, due to a change from the incurred loss method to the current expected credit loss method, coupled with higher charge-offs in 2022 on two loan relationships.
●	Net interest income decreased by $4.4 million, or 8%, due mostly to the change in mix of interest earning assets with average loan balances increasing and investments increasing. In addition, the cost of interest-bearing liabilities was higher due to increases in index rates on certain floating rate liabilities.
●	Noninterest income increased $3.1 million, or 23%, for the same reasons as noted above in the quarterly comparison, combined with a $1.0 million gain on the sale of investment securities, and a $2.6 million negative variance in BOLI income tied to our nonqualified deferred compensation plan.
●	Noninterest expense increased $1.8 million, or 4% for the same reasons as outlined in the quarterly comparison above.

FINANCIAL CONDITION SUMMARY

June 30, 2022 relative to December 31, 2021

The Company’s assets totaled $3.4 billion at June 30, 2022 unchanged from December 31, 2021. The following provides a summary of key balance sheet changes during the first six months of 2022:

●	The Company’s balance of cash and cash equivalents declined by $95.7 million, or 37% from December 31, 2021. The overall increase in cash balances was due primarily to increases in investment securities and loans and leases during the first half 2022.
●	Investment securities were $1.0 billion at June 30, 2022, an increase of $52.3 million, or 5% from December 31, 2021. The Company purchased $158.2 million in various government agency sponsored mortgage-backed securities, agency securities, municipal securities, corporate bonds and collateralized mortgage obligations. On April 1, 2022, the Company transferred $162.1 million of “available-for-sale” investment securities to “held-to-maturity”. The securities were transferred at fair market value on the date of transfer. The transfer was initiated to partially insulate other comprehensive income and equity from changes in interest rates. This transfer had no impact on net income, and future price changes on these securities due to changes in interest rates will not affect capital.
●	Gross loans increased $32.9 million due predominantly to the purchase of high quality jumbo single family mortgage loan pool purchases. This increase was offset by reductions in almost all loan categories as loan maturities and payoffs exceeded the increases in loan production for the first six months of 2022.
●	Deposits increased by $69.4 million, or 2%. The growth in deposits came primarily from noninterest-bearing or low-cost transaction and savings accounts, while higher-cost time deposits increased $5.9 million.

Total shareholders’ equity of $299.0 million at June 30, 2022 reflects a decrease of $63.4 million, or 18%, relative to year-end 2021, due to the addition of $16.6 million in net income, offset by a $61.6 million unfavorable swing in accumulated other comprehensive income/loss due principally to changes in investment securities’ fair value, a one-time adjustment from the implementation of CECL on January 1, 2022 for $7.3 million, $4.9 million in share repurchases and net of $7.0 million in dividends paid. The remaining difference is related to stock options exercised and restricted stock compensation recognized during the quarter.

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

Impact of COVID-19 on the Company’s Operations

●	Starting in April 2020, the Company took actions to mitigate the impact on credit losses including permitting short-term payment deferrals to current customers, as well as providing bridge loans and SBA Paycheck Protection Program (PPP) loans. The Company had no loans remaining on deferral, which were modified under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, as amended.
●	The uncertainty of national and local economic conditions had an impact on our provision for credit losses in early 2022 and on our provision for loan and lease losses in 2021. The Company implemented the Current Expected Credit Loss ("CECL") accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) on January 1, 2022, after having elected under Section 4014 of the CARES Act and the Consolidated Appropriations Act, 2021 to defer earlier implementation.
●	The Company expects that net interest income may continue to be adversely impacted given pressure on the net interest margin as a result of the current interest rate environment. Although the FOMC has raised the fed funds rate three times in the first half of 2022; 25 basis points on March 16, 2022, 50 basis points on May 4, 2022 and 75 basis points on June 16, 2022, the overall rate environment is still relatively low. The FOMC has indicated potential future increases to the overnight fed funds rate but uncertainty as to when and at what rate this may occur still remains. These lower rates have impacted our net interest margin. Our net interest margin for the six months ended June 30, 2022, was 3.31%, compared to a net interest margin of 3.76% for the same period in 2021. Additional liquidity from significant deposit growth in 2021 and the first six months of 2022, coupled with lower loan balances has negatively impacted our net interest margin. This additional liquidity was mostly deployed in overnight funding resulting in $170.4 million in average overnight cash during the first half of 2022. This overnight funding earned an average rate of 43 basis points, for the first six months ending June

30, 2022. In addition, the Company had $1.0 billion in investment securities at average tax effective yield 207 basis points lower than that of current loan yields.
●	The COVID-19 pandemic has not adversely affected our capital or financial resources as of June 30, 2022. During the first half of 2022, total shareholders’ equity decreased by $63.4 million, or 18%, to $299.0 million. The Company earned $16.6 million in net income in the first six months of 2022, but had a $61.6 million decrease in accumulated other comprehensive income as a result of decreases in the value of our investment portfolio due to an uptick in interest rates. If interest rates continue to rise, this component of equity would be expected to further decline. The Company also paid dividends of $7.0 million and repurchased shares of stock for $4.9 million during the first half of 2022. On July 21, 2022, the Company declared a twenty-three cent per share dividend to be paid on August 15, 2022. Although presently not expected, if the Company were to incur significant credit losses as a result of COVID-19’s impact on our customers’ ability to repay loans, capital could be adversely impacted. With respect to liquidity, the Company maintains strong primary and secondary liquidity sources as further described under “Liquidity and Market Risk Management” below.
●	The Company continues to serve its customers. Several of our branch locations were closed during the height of the pandemic, but have since re-opened. Five branch locations were permanently closed in June 2021. This decision to close these branches was made as a result of a change in customer behaviors brought about by the COVID-19 pandemic along with an efficiency review. All of the five closed locations were located outside of Tulare County, the Bank’s primary market area. Many of our customers have found an added convenience and ease of transacting business through online and mobile banking services which precipitated our decision to close locations where in-person transaction volumes no longer warranted a traditional brick-and-mortar branch. Overall deposits at these five closed branches increased during the period of time from announcement to closure and consolidation into a nearby branch.
●	As a financial institution providing essential services, the Company expects continued demand for loans and deposits. In addition, strong mortgage warehouse utilization that resulted from the low rate refinance environment of 2020 and 2021 is not expected to return in 2022 and hence our loans outstanding in this sector remain at lower levels. Further, it is expected that SBA PPP loans will continue to be forgiven, with the remainder expected to be forgiven in 2022.

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

.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income decreased $0.6 million to $26.6 million, for the second quarter of 2022 over the second quarter of 2021 and decreased $4.4 million, or 8% to $51.3 million for the first six months of 2022 relative to the same period in 2021.

For the second quarter of 2022 as compared to the same quarter in 2021, average loan balances decreased $173.0 million, or 8%, primarily due to decreases in commercial loans of $86.0 million, or 52%, a $13.5 million, or 31% decrease in agricultural production loans, and a $92.5 million, or 65%, decrease in the utilization of mortgage warehouse lines. These decreases were partially offset by an $18.8 million, or 1% increase in real estate loans. The yield on the loan and lease portfolio was 26 basis points lower in the second quarter of 2022 as compared to the same period in 2021. Average investment balances also increased $290.6 million with a 79 basis point increase in yield, mostly due to a $388.9 million increase in average collateralized loan obligation balances which have variable rates, which helped alleviate some of the negative pressure on our net interest margin. Adding to the pressure on our net interest margin, was a 13 basis points unfavorable increase in the cost of interest-bearing liabilities in the second quarter of 2022 as compared to the second quarter of 2021.

For the first half of 2022 as compared to the same period in 2021, average loan balances decreased $293.5 million or 13%. All categories of loans decreased with the primary decrease in commercial loans for $90.3 million and a $136.8 million decline in mortgage warehouse line utilization. There was a 24 basis points decrease in loan yield for the first half of 2022 as compared to the same period in 2021. Average investment balances increased $451.0 million yielding 28 basis points higher for the same period, which helped offset the negative loan yield variances. Adding to the unfavorable decrease in yield was an 11 basis point decrease in the yield on interest bearing liabilities, driven by the recent increases in the prime interest rate.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	June 30, 2022			June 30, 2021
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$146,287	$270	0.74%	$308,453	$85	0.11%
Taxable	752,693	4,477	2.39%	340,690	1,573	1.85%
Non-taxable	284,198	1,854	3.31%	243,461	1,517	3.16%
Total investments	1,183,178	6,601	2.40%	892,604	3,175	1.61%

Loans and leases:(3)
Real estate	1,844,367	19,659	4.28%	1,825,600	21,015	4.62%
Agricultural	30,466	232	3.05%	43,959	408	3.72%
Commercial	80,533	980	4.88%	166,554	2,124	5.12%
Consumer	4,264	207	19.47%	4,978	193	15.55%
Mortgage warehouse lines	49,884	493	3.96%	142,348	1,151	3.24%
Other	2,354	34	5.79%	1,460	26	7.14%
Total loans and leases	2,011,868	21,605	4.31%	2,184,899	24,917	4.57%
Total interest earning assets (4)	3,195,046	28,206	3.60%	3,077,503	28,092	3.71%
Other earning assets	15,628			15,438
Non-earning assets	239,803			209,218
Total assets	$3,450,477			$3,302,159

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$221,322	$120	0.22%	$161,871	$91	0.23%
NOW	542,915	82	0.06%	601,339	116	0.08%
Savings accounts	480,654	70	0.06%	424,512	59	0.06%
Money market	155,574	23	0.06%	139,336	30	0.09%
Time Deposits	295,850	441	0.60%	337,270	262	0.31%
Brokered deposits	60,000	48	0.32%	92,418	61	0.26%
Total interest bearing deposits	1,756,315	784	0.18%	1,756,746	619	0.14%
Borrowed funds:
Federal funds purchased	168	—	—	168	—	0.00%
Repurchase agreements	112,417	77	0.27%	57,885	39	0.27%
Short term borrowings	1	—	—	3,133	—	0.00%
Long-term debt	49,160	430	3.51%		—	—
Subordinated debentures	35,365	330	3.74%	35,185	245	2.79%
Total borrowed funds	197,111	837	1.70%	96,371	284	1.18%
Total interest bearing liabilities	1,953,426	1,621	0.33%	1,853,117	903	0.20%
Demand deposits - noninterest bearing	1,132,601			1,052,494
Other liabilities	48,458			43,095
Shareholders' equity	315,992			353,453
Total liabilities and shareholders' equity	$3,450,477			$3,302,159
Interest income/interest earning assets			3.60%			3.71%
Interest expense/interest earning assets			0.20%			0.12%
Net interest income and margin(5)		$26,585	3.40%		$27,189	3.60%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $0.4 million and $1.0 million for the quarters ended June 30, 2022 and 2021, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the six months ended			For the six months ended
	June 30, 2022			June 30, 2021
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$170,432	$363	0.43%	$193,120	$104	0.11%
Taxable	756,061	7,966	2.12%	329,029	3,150	1.93%
Non-taxable	281,882	3,581	3.24%	235,204	2,967	3.21%
Total investments	1,208,375	11,910	2.15%	757,353	6,221	1.87%

Loans and leases:(3)
Real estate	1,799,132	37,984	4.26%	1,852,330	42,407	4.62%
Agricultural	32,216	534	3.34%	45,050	827	3.70%
Commercial	88,784	2,378	5.40%	179,036	4,575	5.15%
Consumer	4,355	413	19.12%	5,199	389	15.09%
Mortgage warehouse lines	55,538	1,003	3.64%	192,329	3,078	3.23%
Other	1,922	65	6.82%	1,523	53	7.02%
Total loans and leases	1,981,947	42,377	4.31%	2,275,467	51,329	4.55%
Total interest earning assets (4)	3,190,322	54,287	3.49%	3,032,820	57,550	3.88%
Other earning assets	15,654			14,363
Non-earning assets	225,345			205,187
Total assets	$3,431,321			$3,252,370
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$212,193	$226	0.21%	$146,403	$164	0.23%
NOW	544,589	164	0.06%	585,344	217	0.07%
Savings accounts	474,213	137	0.06%	407,894	112	0.06%
Money market	153,469	46	0.06%	137,887	60	0.09%
Time Deposits	294,773	675	0.46%	374,636	551	0.30%
Brokered deposits	60,000	96	0.32%	96,188	123	0.26%
Total interest bearing deposits	1,739,237	1,344	0.16%	1,748,352	1,227	0.14%
Borrowed funds:
Federal funds purchased	169	1	1.19%	2,980	1	0.07%
Repurchase agreements	108,762	158	0.29%	52,024	83	0.32%
Short term borrowings	1	—	0.00%	7,308	2	0.06%
Long-term debt	49,152	857	3.52%	—	—	—
Subordinated debentures	35,342	585	3.34%	35,164	493	2.83%
Total borrowed funds	193,426	1,601	1.67%	97,476	579	1.20%
Total interest bearing liabilities	1,932,663	2,945	0.31%	1,845,828	1,806	0.20%
Demand deposits - noninterest bearing	1,113,262			1,015,023
Other liabilities	53,712			41,156
Shareholders' equity	331,684			350,363
Total liabilities and shareholders' equity	$3,431,321			$3,252,370
Interest income/interest earning assets			3.49%			3.88%
Interest expense/interest earning assets			0.18%			0.12%
Net interest income and margin(5)		$51,342	3.31%		$55,744	3.76%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $0.8 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended June 30,				Six months ended June 30,
	2022 over 2021				2022 over 2021
	Increase (decrease) due to				Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(45)	$485	$(255)	$185	$(12)	$307	$(36)	$259
Taxable	1,902	453	548	2,904	4,088	317	411	4,816
Non-taxable	63	72	202	337	589	23	2	614
Total investments (1)	1,920	1,010	495	3,426	4,665	647	377	5,689
Loans and leases:
Real estate	216	(1,556)	(16)	(1,356)	(1,218)	(3,300)	95	(4,423)
Agricultural	(125)	(73)	22	(176)	(236)	(80)	23	(293)
Commercial	(1,097)	(97)	50	(1,144)	(2,306)	220	(111)	(2,197)
Consumer	(28)	49	(7)	14	(63)	104	(17)	24
Mortgage warehouse	(748)	256	(166)	(658)	(2,189)	395	(281)	(2,075)
Other	16	(5)	(3)	8	14	(2)	—	12
Total loans and leases (1)	(1,766)	(1,426)	(120)	(3,312)	(5,998)	(2,663)	(291)	(8,952)
Total interest earning assets (1)	$154	$(416)	$375	$114	$(1,333)	$(2,016)	$86	$(3,263)
Liabilities
Interest bearing deposits:
Demand deposits	$33	(3)	(1)	$29	$74	$(8)	(4)	$62
NOW	(11)	(25)	2	(34)	(15)	(41)	3	(53)
Savings accounts	8	3	—	11	18	6	1	25
Money market	3	(9)	(1)	(7)	7	(19)	(2)	(14)
Time Deposits	(32)	241	(30)	179	(117)	306	(65)	124
Brokered deposits	(21)	13	(5)	(13)	(46)	31	(12)	(27)
Total interest bearing deposits (1)	(20)	220	(35)	165	(79)	275	(79)	117
Borrowed funds:
Federal funds purchased	—	—	—	—	(1)	17	(16)	—
Repurchase agreements	36	1	1	38	91	(8)	(8)	75
Short term borrowings	—	—	—	—	(2)	(2)	2	(2)
Long-term debt	—	—	430	430	—	—	857	857
Subordinated debt	1	84	—	85	2	90	—	92
Total borrowed funds (1)	37	85	431	553	90	97	835	1,022
Total interest bearing liabilities (1)	17	305	396	718	11	372	756	1,139
Net interest income (1)	$137	$(721)	$(21)	$(604)	$(1,344)	$(2,388)	$(670)	$(4,402)
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the second quarter of 2022 relative to the second quarter of 2021 was a favorable $0.1 million; although average balances of interest earning assets were flat, we had an increase in investment securities, offset by a decrease in almost all categories of loans. There was an unfavorable rate variance of $0.7 million for the comparative quarters since the weighted average yield on interest earning assets decreased by 11 basis points and the weighted average cost of interest-bearing liabilities increased by 13 basis points. There was also an unfavorable mix variance of $0.02 million primarily from the issuance of variable rate subordinated debentures issued in September of 2021. The $0.7 million negative rate variance was impacted by the following factors: relatively high average balances of cash and due from banks earning on average 74 bps, new loans and investments having lower yields overall, including low-yielding purchased 1-4 SFD mortgage loans. Increased costs on interest bearing liabilities also had a negative impact on the variance primarily from two Federal Reserve fed funds rate increases in the second quarter of 2022 for a total of 125 basis points, and the issuance of subordinated debt mentioned above. The Company’s net interest margin for the second quarter of 2022 was 3.40%, as compared to 3.60% for the second quarter of 2021.

The volume variance calculated for the first six months of 2022 relative to the first six months of 2021 reflects an unfavorable variance of $1.3 million, an unfavorable rate variance of $2.4 million, and an unfavorable mix variance of $0.7 million. There was a decline in loan balances, partially offset by an increase in investment securities. Interest bearing liabilities were relatively flat with an 11 basis point increase in cost, primarily from three Federal Reserve fed funds interest rate increases totaling 150 basis points and the issuance of variable rate subordinated debentures issued in September 2021. The Company’s net interest margin for the first half of 2022 was 3.31%, as compared to 3.76% in the first half of 2021.

At June 30, 2022, approximately 8% of our total portfolio, or $122.7 million, consists of variable rate loans. Of these variable rate loans, approximately $34.0 million have floors. At June 30, 2022, our outstanding fixed rate loans represented 26% of our loan portfolio. The remaining 66% of our loan portfolio at June 30, 2022 consists of adjustable-rate loans; 74% of these loans (approximately $930.9 million) will not begin adjusting for at least another 3 years, but up to 10 years. These loans are typically adjustable every five years after the initial adjustment. Approximately $54.3 million of these adjustable-rate loans have the ability to reprice next quarter, which will have a positive impact on earnings.

Cash balances for the quarter and year-to-date comparisons have decreased and having less of a negative impact on our net interest margin since cash balances earn considerably lower yields than other earning assets. Average cash and due from banks was $146.3 million, a decrease of $162.2 million, or 53% for the second quarter of 2022, and was $22.7 million lower, or 12% for the first half of 2022 as compared to the same period in 2021.

Overall average investment securities increased by $452.7 million for the second quarter of June 30, 2022 as compared to June 30, 2021, and increased by $473.7 million for the first half of 2022. For the quarter ending June 30, 2022 over the same period for 2021, average non-taxable securities increased $40.7 million and taxable securities increased $412.0 million. For the first half of 2022 over the same period in 2021, average non-taxable securities increased $46.7 million and taxable securities increased $427.0 million. The overall investment portfolio had a tax-equivalent yield of 2.65% at June 30, 2022, with an average life of 7.55 years.

Interest expense was $1.6 million for the second quarter of 2022, an increase of $0.7 million, or 80%, compared to the second quarter of 2021, and increased $1.1 million or 63% for the first six-months of 2022 as compared to the same period in 2021. The increase in interest expense for the quarter is primarily attributable to the increase in the cost of time deposits tied to prime interest rate increases, while the year-to-date comparison included the increase in the cost of time deposits as well as the issuance of subordinated debentures in September of 2021 at a variable rate. The average cost of interest-bearing deposits increased by 4 basis points to 18 basis points for the second quarter of 2022 compared to the second quarter of 2021, and by 2 basis points to 16 basis points for the first six-months of 2022 as compared to the same period in 2021. The average cost of borrowed funds increased 52 basis points for the second quarter of 2022 as compared to the same period in 2021 and by 47 basis points for the first six-months of 2022 as compared to the first six-months of 2021. Non-interest bearing demand deposits increased $80.1 million or 8% for the second quarter of 2022 as compared to the second quarter of 2021, and increased by $98.2 million or 10% for the first half of 2022 as compared to the first half of 2021.

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

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans and leases, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans and leases. The Company recorded an expense related to a credit loss provision for loans and leases of $2.5 million in the second quarter of 2022 relative to a provision for loan and lease losses benefit of $2.1 million in the second quarter of 2021, and a year-to-date credit loss provision for loans and leases of $3.1 million in 2022 as compared to a $1.9 million loan and lease loss provision benefit in 2021. The higher provision for credit losses in the second quarter of 2022 over the same quarter in 2021, was primarily due to the impact of the change in reserve methodology from the incurred loss method to the current expected credit loss method combined with $2.3 million in net charge-offs in the second quarter of 2022 from a single office building loan relationship that was sold at a discount due to an increased risk of default that would have likely led to a prolonged collection period. For the first six months of 2022 compared to the same period in 2021 the $5.0 million increase in provision for credit losses on loans and leases is due to the change in reserve methodology along with the impact of $4.1 million in net charge offs for the first six months of 2022. The first half of 2022 was not only impacted by the loan relationship as mentioned above in the quarterly discussion but also by a charge-off on a single dairy loan relationship that defaulted in March 2022.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded net charge-offs of $2.3 million in the second quarter of 2022 as compared to net recoveries of $0.2 million for the comparative period of 2021. For the first six months of 2022, net charge-offs were $4.1 million as compared to $0.5 million in net recoveries for the same period of 2021.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three- and six-month periods ended June 30, 2022 and 2021:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Noninterest income:	2022	2021	2022	2021
Service charges on deposit accounts	$3,204	$2,725	$6,245	$5,491
Other service charges and fees	2,893	3,050	5,680	5,611
Net gains on sale of securities available-for-sale	—	—	1,032	—
Bank-owned life insurance	(582)	814	(1,228)	1,397
Other	4,924	23	4,773	943
Total noninterest income	$10,439	$6,612	$16,502	$13,442
As a % of average interest earning assets (1)	1.31%	0.86%	1.04%	0.89%

Noninterest expense:
Salaries and employee benefits	$11,745	$10,425	$23,550	$21,576
Occupancy costs
Furniture & equipment	511	453	964	905
Premises	1,895	2,173	3,735	4,207
Advertising and marketing costs	449	292	855	612
Data processing costs	1,525	1,513	3,010	2,939
Deposit services costs	2,417	2,282	4,662	4,350
Loan services costs
Loan processing	186	65	297	234
Foreclosed assets	92	(10)	87	98
Other operating costs
Telephone & data communications	377	668	821	1,048
Postage & mail	223	109	279	193
Other	1,447	337	1,868	799
Professional services costs
Legal & accounting	673	682	1,219	1,125
Acquisition costs	—	—	—	—
Other professional service	259	1,004	402	1,899
Stationery & supply costs	116	73	201	151
Sundry & tellers	198	169	336	370
Total noninterest expense	$22,113	$20,235	$42,286	$40,506
As a % of average interest earning assets (1)	2.78%	2.64%	2.67%	2.68%
Efficiency ratio (2)(3)	59.19%	58.79%	62.70%	57.58%
(1)	Annualized
(2)	Tax equivalent
(3)	The efficiency ratio is a non-GAAP measure and is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest Income:

Total noninterest income increased by $3.8 million, or 58%, for the quarter ended June 30, 2022 as compared to the same quarter in 2021 and increased $3.1 million, or 23% for the comparable year-to-date periods.

Service charges on customer deposit account income increased by $0.5 million, or 18%, to $3.2 million in the second quarter of 2022 as compared to the second quarter of 2021. This service charge income was $0.8 million higher, or 14% in the first six months of 2022, as compared to the same period in 2021. These increases in the quarterly and year-to-date comparisons are primarily a result of increased analysis fees and overdraft income. Overdraft fees and returned check charges increased $0.2 million to $1.4 million for the second quarter of 2022, and increased $0.4 million to $2.7 million for the first six months of 2022.

Effective in the third quarter of 2022, the Company made several changes to its NSF fees (i.e. returned item) and overdraft fees for customers.  In particular, NSF fees will no longer be charged, and overdraft fees will be limited to 4 per day and no continuous overdraft fee will be charged.  In addition, the amount of overdraft privilege (i.e. the amount to which the Company will pay overdrafts for customers) was increased by $250.   Although the exact impact of these changes is unknown, the combination of eliminating NSF fees and increasing overdraft privilege is not expected to have a material impact on overall overdraft income.

Other service charges and fees decreased $0.2 million or 5% for the second quarter of 2022 as compared to the same period in 2021, and increased $0.1 million for the first half of 2022 as compared to the same periods in 2021. The unfavorable variance for the quarterly comparison is mostly due to lower miscellaneous loan fees while the increase for the year to date comparison is mainly due to an increase in debit card interchange fees from higher usage.

There were no gains of the sales of securities for the second quarter of 2022 or 2021, but there was a $1.0 million gain on the sale of securities for the first half of 2022 with no sales in the comparable year-to-date period of 2021. The sale in the first half of 2022 was a strategic effort to rebalance the portfolio by selling longer duration and higher price volatility securities as a hedge against rising interest rates, due to likely persistent inflationary pressures in the near-intermediate term environment.

BOLI income decreased by $1.4 million for the second quarter of 2022 as compared to the second quarter of 2021. At June 30, 2022, there was $42.9 million in traditional BOLI policies and $9.3 million in separate account corporate owned life insurance policies associated with the deferred compensation plans. Investments in the separate account variable life insurance policies are invested in a similar proportionate mix of asset classes that our deferred compensation participants have elected, with the exception of participant elections in a fixed income account. Such election by plan participants in the fixed income account is ignored which creates greater volatility of the corporate owned life insurance asset value as compared to the related liability balance for deferred compensation. More specifically, the specific account life insurance policies are designed to hold similar assets to the deemed investments in the director and employee deferred compensation plans. Directors and officers are allowed to make a deemed investment in a fixed income account designed to mirror the crediting rate on one of the life insurance policies. However, the amount of deferred compensation elected to attributed to the fixed income account significantly exceeds the amount of life insurance invested in a similar fixed income account. As the life insurance funding does not closely match the deferred compensation deemed investments, fluctuations occur in earnings of the life insurance plan as compared to the related expense of the deferred compensation plan. If earnings on the life insurance plan are negative, it creates a scenario where the negative income is not tax deductible and has an unfavorable impact on the Company’s tax rate. This occurred in 2022 as the lower quarterly values in the life insurance policies were only partially offset by lower deferred compensation expense reflected primarily in director fees expense. For the first half of 2022 as compared to the same period in 2021 life insurance income was $2.6 million lower and the related deferred compensation was $1.8 million lower.

In the “other” category of noninterest income the Company reflected a $4.9 million increase in the second quarter of 2022 as compared to the second quarter of 2021, and a $3.8 million increase in the first half of 2022 as compared to the same period in 2021. The quarterly and year-to-date comparison includes non-recurring gains resulting from the sale of Visa B stock of $2.6 million and a small business investment company fund investment of $0.6 million, as well as $0.4 million in life insurance proceeds, a $1.0 million recovery of prior year legal expenses, and a $0.2 million gain from a recovery on an acquired loan.

Noninterest Expense:

Total noninterest expense increased by $1.9 million, or 9%, in the second quarter of 2022 relative to the second quarter of 2021, and by $1.8 million, or 4%, in the first six months of 2022 as compared to the first six months of 2021.

The tax-equivalent efficiency ratio was 59.19% in the second quarter of 2022 as compared to 58.79% in the same quarter of 2021, and was 62.70% for the first half of 2022 as compared to 57.58% for the first half of 2021. The efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for credit losses on loans and leases and investment gains/losses are excluded from the equation.

Salaries and Benefits were $1.3 million, or 13%, higher in the second quarter of 2022 as compared to the second quarter of 2021 and $2.0 million, or 9% higher for the first six months of 2022 compared to the same period in 2021. The reason for this increase is primarily due to increased salary expense due to the strategic hiring of lending and management staff for both the quarterly and year-to-date comparisons. Overall full-time equivalent employees were 504 at June 30, 2022 as compared to 486 at June 30, 2021.

Occupancy expenses were $0.2 million lower for the second quarter of 2022 as compared to the same quarter in 2021 and $0.4 million lower for the first half of 2022 as compared to the first half of 2021. The primary reason for this decrease was from a decrease in premises depreciation due to the sale of a branch building which was closed in the third quarter of 2021.

Other noninterest expense increased $0.8 million, or 11% for the second quarter 2022 as compared to the second quarter in 2021, and increased $0.2 million, or 2% for the first half of 2022 as compared to the same period in 2021. The variance for the second quarter of 2022 compared to the same period in 2021 was driven by a $0.7 million accrual for restitution payments to customers charged nonsufficient fund fees in the past five years for representments. This accrual was established after the FDIC published a change in its position in how such representments are characterized for regulatory purposes. The Company also incurred higher costs of $0.3 million associated with postage and mailing of new account agreements to customers as well as higher professional fees associated with this matter. Beginning in the third quarter of 2022, the Company will no longer charge customers for returned item fees, commonly referred to as nonsufficient fund fees. In addition, the Company increased overdraft privilege for both commercial and consumer customers, but will limit the number of daily overdraft fees to four per day (previously five per day) and will no longer charge a fee for continuous overdrafts (previously a $35 charge after the 10th consecutive day an account is in an overdraft position). These changes to our nonsufficient fund fees, overdraft fees and overdraft privilege program are not expected to have a material impact on deposit fee income. In addition, there was a $0.4 million increase in recruitment costs associated with new lending teams and management staff. For the quarterly and year-to-date comparisons decreases in deferred compensation expense for directors, which is linked to the changes in life insurance income partially offset the increases.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 26.3% of pre-tax income in the second quarter of 2022 relative to 25.3% in the second quarter of 2021, and 26.6% of pre-tax income for the first half of 2022 relative to 25.4% for the same period in 2021. The increase in effective tax rate for both the quarterly and year-to-date comparisons is due to the volatility in the Corporate Owned Life Insurance asset value associated with our non-qualified deferred compensation plans. In the second quarter and first half of 2022, the investments associated with the non-qualified deferred compensation plans declined in value, resulting in a non-deductible expense as compared to an increase in value generating non-taxable income for the second quarter, and first half of 2021.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $1.03 billion, or 30% of total assets at June 30, 2022, and $973.3 million, or 29% of total assets at December 31, 2021. The increase was primarily due to purchases of $215.3 million to deploy cash into interest earning assets and to provide Balance Sheet diversification. In addition, within the Cash and Due from Banks account on the balance sheet was $79.8 million of surplus interest earning balances in our Federal Reserve Bank account at June 30, 2022, as compared to $193.2 million at December 31, 2021. Surplus balances in our Federal Reserve Bank account and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity.

The Company carries “available for sale” investments at their fair market values and “held to maturity” investments at amortized cost. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable. The expected average duration was 3.2 years at June 30, 2022, and at year-end 2021.

In the second quarter of 2022 the Company transferred $162.1 million of “available for sale” investments to “held to maturity”. Those securities were transferred at fair market value on the date of the transfer. The transfer was initiated to reduce the effect of potential future rate increases on the available-for-sale portfolio, mark-to-market, other comprehensive income and equity. See Note 9, Investment Securities for additional information.

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2022		December 31, 2021
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$981	0%	$1,574	0%
Mortgage-backed securities	181,446	18%	306,727	32%
State and political subdivisions	254,888	25%	304,268	31%
Corporate bonds	46,539	5%	28,529	3%
Collateralized loan obligations	380,324	37%	332,216	34%
Total available for sale	864,178	84%	973,314	100%
Held to maturity
U.S. government agencies	6,762	1%	—	—
Mortgage-backed securities	103,888	10%	—	—
State and political subdivisions	50,749	5%	—	—
Total held to maturity	161,399	16%	—	—
Total securities	$1,025,577	100%	$973,314	100%

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, customer repurchase agreements, and other purposes as required or permitted by law totaled $169.2 million at June 30, 2022 and $167.2 million at December 31, 2021, leaving $842.1 million in unpledged debt securities at June 30, 2022 and $806.1 million at December 31, 2021. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $38.2 million at June 30, 2022 and $47.0 million at December 31, 2021.

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

Loan and Lease Distribution

(dollars in thousands, unaudited)

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Real estate:
1-4 family residential construction	$5,542	0.28%	$21,369	1.08%
Other construction/land	20,758	1.04%	25,299	1.28%
1-4 family - closed-end	430,135	21.52%	289,457	14.65%
Equity lines	25,574	1.28%	26,588	1.35%
Multi-family residential	66,291	3.32%	53,458	2.71%
Commercial real estate - owner occupied	312,089	15.61%	334,446	16.93%
Commercial real estate - non-owner occupied	895,353	44.79%	882,888	44.69%
Farmland	101,761	5.09%	106,706	5.40%
Total real estate	1,857,503	92.93%	1,740,211	88.09%
Agricultural	28,757	1.44%	33,990	1.72%
Commercial and industrial	72,825	3.64%	109,791	5.56%
Mortgage warehouse lines	58,134	2.91%	101,184	5.12%
Consumer loans	4,362	0.22%	4,550	0.23%
Total loans and leases	2,021,581	101.14%	1,989,726	100.72%
Allowance for credit losses on loans	(22,802)	(1.14)%	(14,256)	(0.72)%
Total loans and leases, net	$1,998,779	100.00%	$1,975,470	100.00%

Gross loans and leases at $2.0 billion, increased $32.9 million during the first half of 2022 with an overall 2% change. The increase in gross loan balances as compared to December 31, 2021 was primarily a result of an increase in 1-4 family residential real estate loans, mostly from the purchase of $173.1 million in high quality jumbo mortgage loans designed as a bridge to organic growth, and a $12.8 million organic increase in multi-family residential loans. Organic loan production for the first half of 2022 was $142.1 million, a 61% increase, as compared to $88.3 million for the comparative period in 2021, as the new lending teams hired earlier in the year have been gaining traction in our market. Counterbalancing these positive variances were loan paydowns, charge-offs and maturities resulting in net declines in many categories even with higher loan production. In particular, there was a $20.4 million net decrease in construction loans, a $9.9 million net decline in commercial real estate loans, a $37.0 million net reduction in commercial and industrial loans, a $43.0 million unfavorable change in mortgage warehouse line utilization, and a $10.2 million net decline in agricultural loans. Further, SBA PPP loan forgiveness resulted in a $23.6 million decline in loan balances, included in the commercial and industrial variance noted above.

The following table presents a roll forward of the Company’s gross loan balances for each of the periods noted:

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:			For the six months ended:
	June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Gross loans beginning balance	$1,983,331	$1,989,726	$2,288,468	$1,989,726	$2,463,111
New credit extended	119,553	22,543	21,698	142,096	88,294
Loan purchases	46,364	126,718	—	173,082	—
Changes in line of credit utilization	(17,837)	(19,553)	(17,071)	(37,390)	(39,657)
Change in mortgage warehouse	956	(44,005)	(37,588)	(43,049)	(157,327)
Pay-downs, maturities, charge-offs and amortization (1)	(109,705)	(92,098)	(110,711)	(201,803)	(209,625)
Gross loans ending balance	2,022,662	1,983,331	2,144,796	2,022,662	2,144,796
Deferred costs and (fees), net	(1,081)	(1,200)	(3,835)	(1,081)	(3,835)
Loans, net of deferred costs and (fees)	$2,021,581	$1,982,131	$2,140,961	$2,021,581	$2,140,961

The Company’s regulatory commercial real estate concentration ratio decreased to 238% at June 30, 2022 as compared to 248% at December 31, 2021.

Unused commitments, excluding mortgage warehouse and overdraft lines, were $199.4 million at June 30, 2022, compared to $242.3 million at December 31, 2021. Total line utilization, excluding mortgage warehouse and consumer overdraft lines, was 61.2% at June 30, 2022 and 61.0% at December 31, 2021. Mortgage warehouse utilization declined significantly to 12% at June 30, 2022, as compared to 28% at December 31, 2021. It should be noted that approximately $278.0 million of the mortgage warehouse lines were moved to repurchase agreement lines that provide stronger credit protection to the Company, as well as more favorable regulatory capital treatment as these repurchase lines are not considered off-balance sheet commitments.

As expected, PPP loans continue to decline as borrowers receive forgiveness on these loans. There were 107 loans for $8.2 million outstanding at June 30, 2022, compared to 438 loans for $31.8 million at December 31, 2021.

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

Nonperforming assets and performing troubled debt restructurings

(dollars in thousands, unaudited)

	June 30, 2022	December 31, 2021	June 30, 2021
NON-ACCRUAL LOANS:
Real estate:
Other construction/land	$—	$—	$—
1-4 family - closed-end	745	1,023	1,473
Equity lines	62	892	2,138
Commercial real estate - owner occupied	379	1,234	1,278
Commercial real estate - non-owner occupied	—	—	—
Farmland	19,301	—	427
TOTAL REAL ESTATE	20,487	3,149	5,316
Agriculture	8,444	378	517
Commercial and industrial	814	973	1,423
Consumer loans	—	22	20
TOTAL NONPERFORMING LOANS	29,745	4,522	7,276

Foreclosed assets	2	93	774
Total nonperforming assets	$29,747	$4,615	$8,050
Performing TDRs (1)	$4,714	$4,910	$10,774
Nonperforming loans as a % of total gross loans and leases	1.47%	0.23%	0.34%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	1.47%	0.23%	0.38%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets increased by $25.1 million, to $29.7 million during the first half of 2022, primarily as a result of a downgrade in the first quarter of 2022, consisting of one relationship in the dairy industry comprising four separate loans. These loans were written down by $1.96 million and no further allowance for credit losses was deemed necessary on these loans. The Company's ratio of nonperforming loans to gross loans increased to 1.47% at June 30, 2022 from 0.23% at December 31, 2021. All of the Company's nonperforming assets are periodically reviewed and are either well-reserved based on current loss expectations or are carried at the fair value of the underlying collateral, net of expected disposition costs.

As shown in the table, we also had $4.7 million in loans classified as performing TDRs on which we were still accruing interest as of June 30, 2022, a decrease of $0.2 million, or 4%, relative to December 31, 2021.

Foreclosed assets had a carrying value of $0.002 million at June 30, 2022 and $0.1 million December 31, 2021 comprised of one property classified as OREO. The property was written down to fair value less disposition costs in the second quarter of 2022 and subsequently sold in the third quarter of 2022. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $5.3 million in loans past due 30-59 days at June 30, 2022. This is an increase of $3.1 million over the balance at December 31, 2021. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

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

The Company's allowance for credit losses on loans and leases was $22.8 million at June 30, 2022, as compared to $14.3 million at December 31, 2021, and $16.4 million at June 30, 2021. The $8.5 million increase in the allowance for credit losses on loans and leases during the first half of 2022 is due to a $9.5 million one-time adjustment from the implementation of CECL on January 1, 2022, a $3.1 million provision for credit losses on loans and leases, and net loan charge-offs of $4.1 million.

The allowance was 1.13% of gross loans at June 30, 2022, 0.72% of gross loans at December 31, 2021, and 0.77% of total loans at June 30, 2021. Management's detailed analysis indicates that the Company's allowance for credit losses on loans and leases should be sufficient to cover credit losses for the life of the loans and leases outstanding as of June 30, 2022, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the loan and lease loss allowance.

A separate allowance of $0.9 million for potential credit losses inherent in unused commitments is included in other liabilities at June 30, 2022, as compared to $0.2 million at December 31, 2021. As mentioned previously a $0.9 million one-time adjustment was recorded to the reserve for unfunded commitments on January 1, 2022 upon the implementation of CECL.

The following table summarizes activity in the credit allowance for losses on loans and leases for the noted periods:

Allowance for Credit Losses on Loans and Leases

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the year ended
	June 30,	June 30,	June 30,	June 30,	December 31,
Balances:	2022	2021	2022	2021	2021
Average gross loans and leases outstanding during period (1)	$2,011,868	$2,184,899	$1,981,947	$2,275,467	$2,169,582
Gross loans and leases outstanding at end of period	$2,022,662	$2,144,796	$2,022,662	$2,144,796	$1,989,726

Allowance for credit losses on loans and leases:
Balance at beginning of period	$22,530	$18,319	$14,256	$17,738	$17,738
Adoption of ASC 326	—	—	9,454	—	—
Provision charged to expense	2,548	(2,100)	3,148	(1,850)	(3,650)
Charge-offs
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	—	—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	11	—	12	12
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	233	233
Commercial real estate- non-owner occupied	1,911	—	1,911	—	—
Farmland	—	—	1,958	—	—
Total real estate	1,911	11	3,869	245	245
Agricultural	212	50	212	50	50
Commercial and industrial	86	25	159	77	159
Consumer loans	314	169	612	331	946
Total	$2,523	$255	$4,852	$703	$1,400
Recoveries
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	110	259	328	328
1-4 family - closed-end	1	3	86	5	(67)
Equity lines	12	—	12	—	25
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	233	233
Commercial real estate- non-owner occupied	—	82	—	82	82
Farmland	—	—	—	—	—
Total real estate	13	195	357	648	601
Agricultural	—	—	—	—	—
Commercial and industrial	62	82	82	192	223
Consumer loans	172	180	357	396	744
Total	$247	$457	$796	$1,236	$1,568
Net loan charge offs (recoveries)	$2,276	$(202)	$4,056	$(533)	$(168)
Balance at end of period	$22,802	$16,421	$22,802	$16,421	$14,256

RATIOS
Net charge-offs (recoveries) to average loans and leases (annualized)	0.45%	(0.04)%	0.41%	(0.05)%	(0.01)%
Allowance for credit losses on loans and leases to gross loans and leases at end of period	1.13%	0.77%	1.13%	0.77%	0.72%
Allowance for credit losses on loans and leases to nonperforming loans	76.66%	225.69%	76.66%	225.69%	315.26%
Net loan charge-offs (recoveries) to allowance for credit losses on loans and leases at end of period	9.98%	(1.23)%	17.79%	(3.25)%	(1.18)%
Net loan charge-offs (recoveries) to provision for credit losses on loans and leases	89.32%	9.62%	128.84%	28.81%	4.60%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s credit allowance for losses on loans and leases at June 30, 2022 represents Management’s best estimate of expected losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $513 million at June 30, 2022 and $561 million at December 31, 2021, representing approximately 25% of gross loans outstanding at June 30, 2022 and 28% at December 31, 2021. The decrease in unused commitments is due in large part to the decrease in loan balances with unfunded commitments. The Company also had undrawn letters of credit issued to customers totaling $3.6 million at June 30, 2022 and December 31, 2021. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain local agency deposits which totaled $77.5 million at June 30, 2022. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into investments or loans, subject to the bank’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $82.1 million at June 30, 2022 relative to $63.1 million at December 31, 2021.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.6 million during the first half of 2022, to $22.9 million. This decline was primarily a result of normal depreciation, net of new purchases.

Goodwill was $27.4 million at June 30, 2022, unchanged during the first half of 2022. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. A Goodwill impairment test was last performed during the fourth quarter 2021 and determined that no impairment existed. There have been no triggering events in the first six months of 2022 that would require the Company to perform a Goodwill impairment test, however the Company will continue to monitor its Goodwill for potential impairment.

Bank-owned life insurance, with a balance of $52.2 million at June 30, 2022, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	June 30, 2022	December 31, 2021
Noninterest bearing demand deposits	$1,120,413	$1,084,544
Interest bearing demand deposits	203,032	129,783
NOW	533,002	614,770
Savings	482,140	450,785
Money market	152,596	147,793
Time	299,816	293,897
Brokered deposits	60,000	60,000
Total deposits	$2,850,999	$2,781,572

Percentage of Total Deposits
Noninterest bearing demand deposits	39.30%	38.99%
Interest bearing demand deposits	7.12%	4.67%
NOW	18.70%	22.10%
Savings	16.91%	16.21%
Money market	5.35%	5.31%
Time	10.52%	10.57%
Brokered deposits	2.10%	2.16%
Total	100.00%	100.00%

Deposit balances reflect net growth of $69.4 million, or 2%, during the first half of 2022. Time deposits were $299.8 million at June 30, 2022 as compared to $293.9 million at December 31, 2021. Brokered deposits were unchanged at $60.0 million at June 30, 2022 from December 31, 2021. Non-maturity deposit growth of $63.5 million for the first half of 2022 was primarily the result of increases in balances of existing customers as the total number of customers was relatively unchanged.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth. In particular, the Company’s ratio of noninterest-bearing deposits to total deposits was 39.3% at June 30, 2022 as compared to 39.0% at December 31, 2021.

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

Total non-deposit interest-bearing liabilities increased by $11.2 million, during the first half of 2022 primarily due to an increase in customer repurchase agreements. Repurchase agreements totaled $118.0 million at June 30, 2022 relative to a balance of $106.9 million at year-end 2021. Repurchase agreements represent “sweep accounts”, where certain customers have elected to have their commercial deposit balances above a specified threshold transferred at the close of each business day into non-deposit investments accounts. The balance in the investment account is used to have the customer purchase securities or a perfected interest in specifically identified pledged securities from the bank, which are then repurchased by the bank from the customer the next business day.

The Company had Long term debt totaling $49.2 million and $49.1 million at June 30, 2022 and December 31, 2021, respectively, in the form of 3.25% fixed – floating subordinated debt with a ten-year maturity and junior subordinated debentures totaling $35.4 million at June 30, 2022 and $35.3 million at December 31, 2021, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NONINTEREST BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $43.1 million at June 30, 2022 as compared to $35.4 million at December 31, 2021, an increase of $7.8 million or 22%. The increase was primarily driven by the Company’s investment commitment in a $2.0 million low income housing tax credit fund and $5.0 million investment commitment in a FinTech Fund.

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

At June 30, 2022 and December 31, 2021, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	June 30, 2022	December 31, 2021
Cash and cash equivalents	$161,875	$257,528
Unpledged investment securities	839,833	806,132
Excess pledged securities	38,245	47,024
FHLB borrowing availability	830,615	787,519
Unsecured lines of credit	305,000	305,000
Funds available through fed discount window	32,762	50,608
Totals	$2,208,330	$2,253,811

In addition to the above sources, the Company could obtain brokered deposits, obtain deposits via deposit listing services, or offer higher rate time deposits within our market.

Cash and cash equivalents during the first half of 2022, declined $95.7 million due to increases in investment securities and loans and leases. Utilization of remaining excess liquidity is expected to come from a combination of new organic loan originations, and new investment purchases, mostly in the form of collateralization loan obligations. In addition, it is possible that a portion of the deposits built-up during the COVID-19 pandemic could be withdrawn by customers. When looking to reduce these low-yielding cash balances with earning assets, management considers interest rate risk, including duration and extension risk; credit risk; and the liquidity risk of such alternative assets.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at June 30, 2022 and December 31, 2021. Other sources of liquidity include the brokered deposit market, deposit listing services, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs and that its liquidity has not been adversely impacted by COVID-19.

The Company’s primary liquidity ratio and net loans to deposits were 36.56% and 70.11%, respectively, at June 30, 2022, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at June 30, 2022, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of June 30, 2022, the holding company maintained a cash balance of $7.5 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the SEC.

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

The Company reclassified $162.1 million of securities that have the highest level of volatility to changes in interest rates from available-for-sale to held-to-maturity to mitigate the impact on tangible capital.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least eight other interest rate scenarios in conducting our rolling 12-month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations considering economic conditions and expectations at the time. The downward shock scenarios of 200 300 and 400 basis points were temporarily suspended in the second quarter of 2020 after concurrence by the Company’s Board of Directors, due to the fact that in these down scenarios, projected interest rates would be near or below zero. At the June 2022 Finance & Sustainability Committee Meeting, Management reinstituted the down 200 scenario, due to the Federal Open Market Committee increasing rates by 150 basis points during the quarter. Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	June 30, 2022		June 30, 2021
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	9.5%	$11,559	11.3%	$11,645
+300	7.5%	$9,053	9.1%	$9,384
+200	5.6%	$6,778	6.9%	$7,072
+100	3.3%	$3,939	4.1%	$4,226
Base
-100	(6.9)%	$(8,316)	(8.1)%	$(8,306)
-200	(15.9)%	$(19,279)	N/A	N/A

For the periods ending June 30, 2022 and June 30, 2021, management believes that the Company was asset sensitive, with net income increasing in a rising rate environment in all scenarios but declining in the down shocks. The Company’s asset sensitivity based on its interest rate risk model at June 30, 2022 as compared to June 30, 2021, is similar. In the up 400 basis point shock scenario, expected net interest income over the next twelve months increases $11.6 million, or 10%, to $132.7 million at June 30, 2022 compared to an 11% increase or $11.6 million for the same period in 2021.

The Company reclassified $162.1 million of securities that have the highest level of volatility to changes in interest rates from available-for-sale to held-to-maturity to mitigate the impact on tangible capital.

Over the next twelve months, $161.9 million in surplus cash is projected to decline due to expected core loan growth as our pipelines begin to increase, and a redeployment of excess cash into variable rate investment vehicles such as collateralized loan obligations. Further, a portion of the significant increase in deposits during the COVID-19 pandemic could be withdrawn by customers. These expected changes in earnings assets, including overnight cash, are not modeled in the immediate rate shock model described above. Although the cost of interest-bearing liabilities will also increase in a rate shock, the deposit betas utilized in the interest rate model mitigate the magnitude of a deposit rate increase.

The change in net interest income is similar for the up 100, 200, 300, and 400 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $3.9 million, or 3%, relative to a stable interest rate scenario, with the favorable variance increasing marginally as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates, net interest income would drop $8.3 million or a negative variance of 7%. The change in net interest income in the down 200 basis point scenario is a decrease of $19.3 million or 16%. The reason for the drop in net interest income in the down 200 basis points scenario over the 100 basis point scenario is that many of the deposit products reach their floors and cannot be repriced lower while, non-floored interest earning assets such as loans and securities can theoretically still be re-priced lower in a falling rate environment. The potential percentage drop in net interest income in the “down 200 basis points” interest rate scenario exceeds our internal policy guidelines, and we will continue to monitor our interest rate risk profile and implement remedial changes if deemed appropriate. The percentage drop in net interest income exceeding internal policy guidelines will most likely continue until interest rates return to historically higher levels.

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

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank where we model the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When a static balance sheet and a stable interest rate environment are assumed, projected annual net interest income is $8.0 million lower than in our standard simulation.

The modeled economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time, as is evident in the tables below for the periods ending June 30, 2022 and 2021, respectively, as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

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

Our EVE increased in the past twelve months primarily driven by an increase in deposits and an increase in deposit values. The tables below show estimated changes in the Company’s EVE as modeled under different interest rate scenarios relative to the base case:

	June 30, 2022		June 30, 2021
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	13.4%	$95,479	35.6%	$202,631
+300	10.9%	$77,821	31.8%	$181,010
+200	8.2%	$58,626	25.9%	$147,560
+100	3.6%	$25,282	15.7%	$89,293
Base
-100	(18.9)%	$(134,337)	(21.3)%	$(120,991)
-200	(38.6)%	$(274,465)	N/A	N/A

The table shows that our EVE is modeled to deteriorate in declining rate scenarios but should benefit from a parallel shift upward in the yield curve. The rate of increase in EVE accelerates the higher interest rates rise. This increase in sensitivity is caused by the increase in gross deposits, namely, an increase in noninterest bearing deposits which become more valuable as interest rates rise. We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of adverse movement in loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased. Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

The potential percentage drop in EVE in the “down 100 and 200 basis points” interest rate scenario exceeds our internal policy guidelines, and we will continue to monitor our interest rate risk profile and implement remedial changes if deemed appropriate. The percentage drop in EVE exceeding internal policy guidelines will most likely continue until interest rates and deposit rates return to historically higher levels.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $299.0 million at June 30, 2022, comprised of $111.7 million in common stock, $4.6 million in additional paid-in capital, $233.2 million in retained earnings, and accumulated other comprehensive loss of $50.4 million. At the end of 2021, total shareholders’ equity was $362.5 million. The decrease in equity during the first half of 2022 is due to net income of $16.6 million, offset by a $7.0 million dividend paid to shareholders, $4.9 million in share repurchases, a $61.6 million unfavorable swing in other comprehensive income/loss due principally to changes in investment securities' fair value and a $7.3 million decrease in retained earnings due to the cumulative effect of a change in accounting principal from the implementation of CECL, topic 326. The remaining difference is related to stock options exercised and restricted stock compensation recognized during the quarter.

The Company’s strong liquidity position enabled the transfer of $162.1 million of “available-for-sale” investment securities to “held-to-maturity” classification effective April 1, 2022. The transfer was initiated to reduce the effect of future rate increases on the available-for-sale portfolio, mark-to-market adjustments, comprehensive income and equity.

The Company approved a new share repurchase program (the 2021 Share Repurchase Plan) on October 21, 2021 and authorized one million shares to be repurchased under this plan. The previous 2003 Share Repurchase Plan was cancelled and the 268,301 shares remaining in that plan were incorporated into the 2021 Share Repurchase Plan. There were 182,562 shares repurchased in the first half of 2022, with 630,000 shares remaining to be repurchased under the 2021 Share Repurchase Plan.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	June 30,	December 31,	to be	Community Bank
	2022	2021	Well Capitalized (1)	Leverage Ratio (2)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	11.72%	11.31%	5.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	10.45%	10.43%	5.00%	N/A
(1)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(2)	If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.
(3)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first six months of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal proceedings in various points of the legal process arising from transactions conducted in the ordinary course of business. In the opinion of Management, in consultation with legal counsel, it is not probable that current legal actions will result in an unfavorable outcome that has a material adverse effect on the Company’s consolidated financial condition, results of operations, comprehensive income, or cash flows. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income, or cash flows.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

On August 3, 2022, the Company entered into its standard form of indemnification agreement for directors and senior officers with its two new directors, Ermina Karim and Michele Gil (the “Indemnitees”). The form indemnification agreement provides that the Indemnitees are entitled to indemnification from the Company for expenses, judgments, fines, penalties or amounts paid in settlement incurred in a proceeding against the Indemnitee by reason of their service as an officer or director of the Company, but only if the Indemnitee acted in good faith and in a manner reasonably believed to be in the best interests of the Company, and with respect to any criminal proceeding they had no reasonable cause to believe their conduct was unlawful; that the obligation for indemnification continues so long as the Indemnitee shall be subject to any possible proceeding by reason of the fact that Indemnitee served in any capacity referred to in the Indemnification Agreement; and that Indemnification is limited in certain situations as when required by law. Indemnitees are entitled as well to any broader indemnification protections provided by law or subsequently adopted through amended bylaws.

The foregoing summary of the terms of the Indemnification Agreements is qualified in its entirety by reference to the complete text of the Indemnification Agreement, and the form of such Indemnification Agreements is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2021 and incorporated herein by reference.

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (5)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (5)*
10.5	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (6)
10.6	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (6)
10.7	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (7)
10.8	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (7)
10.9	2007 Stock Incentive Plan (8)
10.10	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (9)*
10.11	Salary Continuation Agreement for Kevin J. McPhaill (9)*
10.14	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.15	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (11)
10.16	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (11)
10.17	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (11)
10.18	2017 Stock Incentive Plan (12)*
10.19	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (13)*
10.21	Employment agreement dated as of November 15, 2019 for Christopher Treece, Chief Financial Officer (14)*
10.22	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, Chief Administrative Officer (15)*
10.23	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (16)*
10.24	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (17)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on May 25, 2022 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021 and incorporated herein by reference.
(5)	Filed as Exhibits 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(6)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(7)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(8)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(9)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(10)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(11)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(12)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(13)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(14)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.
(16)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 4, 2022	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

August 4, 2022	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

August 4, 2022	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer