Form 10-Q
period 2022-09-30
SIERRA BANCORP
filed 2022-11-03
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 1, 2022, the registrant had 15,089,475 shares of common stock outstanding, including 126,171 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2022	December 31, 2021
ASSETS	(unaudited)	(audited)
Cash and due from banks	$82,285	$63,147
Interest bearing deposits in banks	4,398	194,381
Total cash & cash equivalents	86,683	257,528
Investment securities
Available-for-sale, net of allowance for credit losses of $0 at September 30, 2022 and December 31, 2021	1,069,434	973,314

Held-to-maturity, (fair value of $138,684 at September 30, 2022 and $0 at December 31, 2021)	156,229	—
Allowance for credit losses on held-to-maturity securities	(18)	—
Net, investment securities held-to-maturity	156,211	—

Loans and leases:
Gross loans and leases	2,020,364	1,989,726
Deferred loan and lease fees, net	(348)	(1,865)
Allowance for credit losses on loans and leases	(23,790)	(14,256)
Net loans and leases	1,996,226	1,973,605
Foreclosed assets	—	93
Premises and equipment, net	22,688	23,571
Goodwill	27,357	27,357
Other intangible assets, net	2,517	3,275
Bank-owned life insurance	52,140	54,242
Other assets	119,033	58,029
Total assets	$3,532,289	$3,371,014

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,118,245	$1,084,544
Interest bearing	1,767,223	1,697,028
Total deposits	2,885,468	2,781,572
Repurchase agreements	112,012	106,937
Short-term borrowings	103,100	—
Long-term debt	49,196	49,141
Subordinated debentures	35,436	35,302
Allowance for credit losses on unfunded loan commitments	940	203
Other liabilities	51,065	35,365
Total liabilities	3,237,217	3,008,520

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,085,675 and 15,270,010 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	112,111	113,007
Additional paid-in capital	4,470	3,910
Retained earnings	239,496	234,410
Accumulated other comprehensive (loss) income, net	(61,005)	11,167
Total shareholders' equity	295,072	362,494
Total liabilities and shareholders' equity	$3,532,289	$3,371,014

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest and dividend income
Loans and leases, including fees	$21,833	$24,226	$64,211	$75,555
Taxable securities	7,646	1,679	15,613	4,835
Tax-exempt securities	2,346	1,578	5,926	4,539
Federal funds sold and other	103	146	466	250
Total interest income	31,928	27,629	86,216	85,179
Interest expense
Deposits	1,761	591	3,106	1,818
Short-term borrowings	390	41	549	127
Subordinated debentures	866	281	2,308	774
Total interest expense	3,017	913	5,963	2,719
Net interest income	28,911	26,716	80,253	82,460
Provision (benefit) for credit losses on loans and leases	1,212	(600)	4,360	(2,450)
Provision (benefit) for credit losses on unfunded loan commitments	47	—	(194)	—
Provision for credit losses on held-to-maturity securities	—	—	18	—
Net interest income after provision for credit losses	27,652	27,316	76,069	84,910
Noninterest income
Service charges on deposits	3,216	3,186	9,460	8,677
Other income	3,396	4,349	13,654	12,300
Total noninterest income	6,612	7,535	23,114	20,977
Noninterest expense
Salaries and employee benefits	11,521	10,618	35,070	32,194
Occupancy	2,470	2,359	7,170	7,472
Other	7,005	7,898	21,042	21,715
Total noninterest expense	20,996	20,875	63,282	61,381
Income before taxes	13,268	13,976	35,901	44,506
Provision for income taxes	3,333	3,371	9,355	11,115
Net income	$9,935	$10,605	$26,546	$33,391

PER SHARE DATA
Book value	$19.56	$23.70	$19.56	$23.70
Cash dividends	$0.23	$0.22	$0.69	$0.65
Earnings per share basic	$0.66	$0.70	$1.77	$2.19
Earnings per share diluted	$0.66	$0.69	$1.76	$2.17
Average shares outstanding, basic	14,954,503	15,257,367	14,968,242	15,247,477
Average shares outstanding, diluted	15,014,048	15,343,543	15,046,883	15,369,249

Total shareholders' equity (in thousands)	$295,072	$364,507	$295,072	$364,507
Shares outstanding	15,085,675	15,382,518	15,085,675	15,382,518
Dividends paid (in thousands)	$3,471	$3,374	$10,449	$9,842

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$9,935	$10,605	$26,546	$33,391
Other comprehensive loss, before tax:
Unrealized loss on securities:
Unrealized holding loss arising during period	(14,994)	(576)	(101,432)	(4,846)
Less: reclassification adjustment for gains included in net income (1)	—	(11)	(1,032)	(11)
Other comprehensive loss, before tax	(14,994)	(587)	(102,464)	(4,857)
Income tax benefit related to items of other comprehensive loss, net of tax	4,433	174	30,292	1,436
Other comprehensive loss, net of tax:	(10,561)	(413)	(72,172)	(3,421)
Comprehensive (loss) income	$(626)	$10,192	$(45,626)	$29,970
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2022 and 2021 were $0 and $3 thousand, respectively. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2022 and 2021 were $305 thousand and $3 thousand, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, June 30, 2021	15,410,763	$113,453	$4,190	$224,689	$15,397	$357,729
Net income	—	—	—	10,605	—	10,605
Other comprehensive loss, net of tax	—	—	—	—	(413)	(413)
Stock options exercised, net of shares surrendered for cashless exercises	3,320	732	(692)	—	—	40
Restricted stock granted	(19,443)	—	212	—	—	212
Stock compensation costs	(12,122)	(89)	—	(203)	—	(292)
Cash dividends - $0.22 per share	—	—	—	(3,374)	—	(3,374)
Balance, September 30, 2021	15,382,518	$114,096	$3,710	$231,717	$14,984	$364,507

Balance, June 30, 2022	15,090,792	$111,727	$4,585	$233,179	$(50,444)	$299,047
Net income	—	—	—	9,935	—	9,935
Other comprehensive loss, net of tax	—	—	—	—	(10,561)	(10,561)
Stock options exercised, net of shares surrendered for cashless exercises	5,400	458	(397)	—	—	61
Restricted stock surrendered due to employee tax liability	(9,965)	(74)	—	(147)	—	(221)
Restricted stock forfeited / cancelled	(552)	—	—	—	—	—
Stock based compensation - stock options	—	—	18	—	—	18
Stock based compensation - restricted stock	—	—	264	—	—	264
Cash dividends - $0.23 per share	—	—	—	(3,471)	—	(3,471)
Balance, September 30, 2022	15,085,675	$112,111	$4,470	$239,496	$(61,005)	$295,072

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2020	15,388,423	$113,384	$3,736	$208,371	$18,405	$343,896
Net income	—	—	—	33,391	—	33,391
Other comprehensive loss, net of tax	—	—	—	—	(3,421)	(3,421)
Exercise of stock options	7,480	801	(707)	—	—	94
Stock based compensation expense	(1,263)	—	681	—	—	681
Stock repurchase	(12,122)	(89)	—	(203)	—	(292)
Cash dividends - $0.65 per share	—	—	—	(9,842)	—	(9,842)
Balance, September 30, 2021	15,382,518	$114,096	$3,710	$231,717	$14,984	$364,507

Balance, December 31, 2021	15,270,010	$113,007	$3,910	$234,410	$11,167	$362,494
Cumulative change in accounting principle	—	—	—	(7,315)	—	(7,315)
Net income	—	—	—	26,546	—	26,546
Other comprehensive loss, net of tax	—	—	—	—	(72,172)	(72,172)
Stock options exercised, net of shares surrendered for cashless exercises	10,600	512	(398)	—	—	114
Restricted stock surrendered due to employee tax liability	(11,161)	(83)	—	(170)	—	(253)
Restricted stock forfeited / cancelled	(1,212)	—	—	—	—	—
Stock based compensation - stock options	—	—	66	—	—	66
Stock based compensation - restricted stock	—	—	892	—	—	892
Stock repurchase	(182,562)	(1,325)	—	(3,526)	—	(4,851)
Cash dividends - $0.69 per share	—	—	—	(10,449)	—	(10,449)
Balance, September 30, 2022	15,085,675	$112,111	$4,470	$239,496	$(61,005)	$295,072

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$26,546	$33,391
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(1,032)	(11)
Loss (gain) on disposal of fixed assets	6	(146)
Gain on sale on foreclosed assets	(8)	(141)
Writedowns on foreclosed assets	91	174
Stock based compensation expense	958	681
Provision (benefit) for credit losses on loans and leases	4,360	(2,450)
Provision for credit losses on held-to-maturity securities	18	—
Depreciation and amortization	1,910	2,585
Net amortization on securities premiums and discounts	2,934	3,654
Net accretion of premiums/discounts for loans acquired	(149)	(365)
Decrease (increase) in cash surrender value of life insurance policies	1,251	(2,445)
Amortization of core deposit intangible	758	779
Increase in interest receivable and other assets	(18,017)	(497)
Decrease in other liabilities	15,506	46,587
Deferred income tax benefit	(2,397)	(2,702)
Decrease (increase) in value of restricted bank equity securities	332	(857)
Net amortization of partnership investment	338	503
Net cash provided by operating activities	33,405	78,740
Cash flows from investing activities:
Maturities and calls of securities available for sale	7,663	5,800
Proceeds from sales of securities available for sale	26,408	148
Purchases of securities available for sale	(450,984)	(288,552)
Principal pay downs on securities available for sale	60,198	85,767
Net purchases of FHLB stock	(336)	(1,666)
Loan originations and payments, net	(36,286)	323,351
Purchases of premises and equipment	(899)	(345)
Proceeds from sale premises and equipment	—	1,055
Proceeds from sales of foreclosed assets	10	938
Purchase of bank-owned life insurance	(19)	(39)
Liquidation of bank-owned life insurance	11	—
Proceeds from BOLI death benefit	859	—
Amortization of debt issuance costs	55	—
Increase in partnership investment	(7,562)	—
Net cash (used in) provided by investing activities	(400,882)	126,457
Cash flows from financing activities:
Increase in deposits	103,896	196,040
Increase (decrease) in borrowed funds	103,100	(142,900)
Increase in customer repurchase agreements	5,075	53,415
Cash dividends paid	(10,449)	(9,842)
Repurchases of common stock	(5,108)	(292)
Stock options exercised	118	94
Proceeds from issuance of subordinated debt	—	49,221
Net cash provided by financing activities	196,632	145,736

(Decrease) increase in cash and cash equivalents	(170,845)	350,933
Cash and cash equivalents
Beginning of period	257,528	71,417
End of period	$86,683	$422,350
Supplemental disclosure of cash flow information:
Interest paid	$5,958	$2,702
Income taxes paid	$8,946	$11,769
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$—	$93

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of September 30, 2022, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as at seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, commercial real estate, and mortgage warehouse lending. In addition, in February 2020 the bank opened a loan production office which is currently located in Roseville, CA. To support organic growth in the agricultural lending sector the bank also opened a loan production office in Templeton, CA in April 2022. The Company had total assets of $3.5 billion at September 30, 2022, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.9 billion at September 30, 2022, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record an estimate of expected credit losses over the contractual term for financial assets carried at amortized cost (generally loans and held-to-maturity investment securities) in addition to certain off balance-sheet credit exposure. Under the current expected credit losses (“CECL”) methodology expected credit losses for financial assets are estimated over the contractual life of the financial asset, adjusted for expected prepayments, considering historical experience, current conditions, and reasonable and supportable forecasts. Additionally, under CECL the accounting for credit losses on available-for-sale debt securities is addressed through an allowance for credit losses which is a change from legacy GAAP which previously required the direct write-down of securities through the other-than-temporary impairment approach. The Company implemented CECL on January 1, 2022, using the modified retrospective approach to estimate lifetime expected losses on financial assets measured at amortized cost in addition to certain off balance sheet credit exposures. The January 1, 2022, increase in the Company’s allowance for credit losses, of $9.5 million on loans and leases and $0.9 million in off balance sheet credit exposures, net of the impact of deferred taxes, was reflected in a transition adjustment of $7.3 million to retained earnings. There was no cumulative effect adjustment related to our available-for-sale investment portfolio upon adoption and the company had no securities designated as held-to-maturity as of January 1, 2022. Results for reporting periods beginning after December 31, 2021, are presented under CECL whereas prior comparative periods are presented under legacy GAAP. The majority of the Bank’s loan and lease portfolio consists of loans, so hereafter within this document references to the loan and lease portfolio in general will reference loans as opposed to loans and leases.

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

The Company currently categorizes all of its loans as held-for-investment and following CECL implementation, reports loans on the amortized cost basis. The Company’s amortized cost basis is comprised of the principal balance outstanding, net of remaining purchase discount or premium and any deferred fees or costs. Notably, the Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable continues to be included in other assets on the Company’s balance sheet and as of September 30, 2022, measured at $8.3 million, $0.5 million and $4.7 million for available-for-sale securities, held-to-maturity securities and loans, respectively. Due to loans being placed on nonaccrual status, during the third quarter of 2022 an immaterial amount of interest receivable on loans was reversed against interest income and $0.1 million of reversed interest for the nine months ended September 30, 2022. For the same time periods no interest receivable on held-to-maturity or available for sale investment securities was reversed against interest income.

Similar to practice under legacy GAAP, the Company continues to place loans on nonaccrual status when management has determined that the full repayment of principal and collection of contractually agreed upon interest is unlikely or when the loan in question has become delinquent more than 90 days. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan and lease is reversed out of interest income in the period in which the loan’s status changed. For loans with an interest reserve, i.e., where loan and lease proceeds are advanced to the borrower to make interest payments, all interest recognized from the inception of the loan and lease is reversed when the loan and lease is placed on non-accrual. Once a loan and lease is on non-accrual status subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Generally, loans are not restored to accrual status until the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Similar to practice under legacy GAAP, the ACL on the loan portfolio is a valuation allowance deducted from the recorded balance in loans. However, under CECL the ACL represents principal which is not expected to be collected over the contractual life of the loans, adjusted for expected prepayment, whereas under legacy GAAP the allowance represented only losses already incurred as of the balance sheet date. The ACL is increased by a provision for credit losses charged to expense, and by principal recovered on charged-off balances. It is reduced by principal charge-offs. The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, using information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Adjustments are also made for changes in risk profile, credit concentrations, historical trends, and other economic conditions.

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

Loans where similar risk characteristics exist are evaluated for the ACL in the collective reserve evaluation. The Company’s policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of September 30, 2022 the Bank’s nonaccrual loans comprised the entire population of loans individually evaluated. The Company’s policy is that nonaccrual loans also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loan should be categorized as collateral dependent. It is the Company’s policy that the only loans and leases where the credit quality has deteriorated to the point where foreclosure is probable are the Company’s nonaccrual loans.

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

For available-for-sale debt securities in an unrealized loss position for which management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available sale debt securities in an unrealized loss position, which don’t meet the previously outlined criteria, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.

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

Note 4 – Share Based Compensation

On March 16, 2017, the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 161,089 shares that were granted under the 2007 Plan were still outstanding as of September 30, 2022 and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of September 30, 2022 was 451,577. Options to purchase 339,057 shares granted under the 2017 Plan were outstanding as of September 30, 2022. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilizes a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.3 million was reflected in the Company’s income statement during the third quarter of 2022 and $0.2 million was charged during the third quarter of 2021, as expense related to stock options and restricted stock awards. For the first nine months, the charges totaled $1.0 million in 2022 and $0.7 million in 2021.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were no shares granted to employees and directors of the Company during the first nine months of 2022. As of September 30, 2022, there was $2.0 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 2.7 years.

The Company’s restricted stock award activity for the nine months ended September 30, 2022 and 2021 is summarized below (unaudited):

	Nine months ended September 30,
	2022		2021
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	165,131	$21.72	148,885	$18.00
Granted	—	—	18,180	25.30
Vested	(37,748)	19.20	(39,449)	18.00
Forfeited	(1,212)	27.16	(17,777)	18.00
Unvested shares, September 30,	126,171	$22.45	109,839	$19.21

Stock Option Grants

The Company has issued equity instruments in the form of Incentive Stock Options and Nonqualified Stock Options to certain officers and directors and may continue to do so under the 2017 Plan. The exercise price of each stock option is determined at the time of the grant and may be no less than 100% of the fair market value of such stock at the time the option is granted.

The Company’s stock option activity during the nine months ended September 30, 2022 and 2021 are summarized below (dollars in thousands, except per share data, unaudited):

	Nine months ended September 30,
	2022				2021
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	415,870	$24.15		$1,338	495,489	$23.67		$1,340
Granted	—	$—		$—	—	$—		$—
Exercised	(5,600)	$11.22		$56	(7,480)	$12.59		$91
Forfeited/Expired	(32,381)	$27.32		$—	(39,719)	$26.93		$1
Outstanding at September 30,	377,889	$24.07	5.13	$470	448,290	$23.57	5.92	$1,302
Exercisable at September 30,	336,489	$23.69	4.88	$470	384,690	$22.97	5.58	$1,302
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 14,954,503 weighted average shares outstanding during the third quarter of 2022 and 15,257,367 during the third quarter of 2021, while there were 14,968,242 weighted average shares outstanding during the first nine months of 2022 and 15,247,477 during the first nine months of 2021.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the third quarter of 2022, calculations under the treasury stock method resulted in the equivalent of 59,545 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 303,387 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the third quarter of 2021 the equivalent of 86,176 shares were added in calculating diluted earnings per share, while 327,346 anti-dilutive stock options were not factored into the computation. Likewise, for the first nine months of 2022 the equivalent of 78,641 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 299,404 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 121,772 shares and non-inclusion of 339,546 anti-dilutive options in calculating diluted earnings per share for first half of 2021.

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

	September 30, 2022	December 31, 2021
Commitments to extend credit	$792,728	$554,028
Standby letters of credit	$6,057	$6,651

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: home equity lines of credit; commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit; mortgage warehouse lines of credit; unsecured personal lines of credit; and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse lines which are mostly in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $488.4 million at September 30, 2022 and $272.8 million at December 31, 2021.

At September 30, 2022, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. Fair value disclosures for deposits include demand deposits, which are, by definition, equal to the amount payable on demand at the reporting date. Fair value calculations for loans reflect exit pricing, and incorporate our assumptions with regard to the impact of prepayments on future cash flows and credit quality adjustments based on risk characteristics of various financial instruments, among other things. Since the estimates are subjective and involve uncertainties and matters of significant judgment they cannot be determined with precision, and changes in assumptions could significantly alter the fair values presented.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	September 30, 2022
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$86,683	$86,683	$—	$—	$86,683
Investment securities available-for-sale	1,069,434	—	1,015,098	54,336	1,069,434
Investment securities held-to-maturity	156,211	—	138,684	—	138,684
Loans and leases, net held for investment	1,972,649	—	—	1,958,479	1,958,479
Collateral dependent loans	23,577	—	23,577	—	23,577

Financial liabilities:
Deposits	2,885,468	1,118,245	1,764,225	—	2,882,470
Repurchase agreements	112,012	—	112,012	—	112,012
Short term borrowings	103,100	—	103,100	—	103,100
Long-term debt	49,196	—	43,247	—	43,247
Subordinated debentures	35,436	—	35,251	—	35,251

	December 31, 2021
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$257,528	$257,528	$—	$—	$257,528
Investment securities available for sale	973,314	—	750,077	223,237	973,314
Loans and leases, net held for investment	1,973,207	—	—	1,960,966	1,960,966
Collateral dependent loans	398	—	221	177	398

Financial liabilities:
Deposits	2,781,572	1,084,544	1,696,124	—	2,780,668
Repurchase agreements	106,937	—	106,937	—	106,937
Short term borrowings	49,141	—	49,118	—	49,118
Subordinated debentures	35,302	—	33,281	—	33,281

For financial asset categories that were carried on our balance sheet at fair value as of September 30, 2022 and December 31, 2021, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$3,955	$—	$3,955	$—
Mortgage-backed securities	—	191,022	—	191,022	—
State and political subdivisions	—	320,729	—	320,729	—
Corporate bonds	—	—	54,336	54,336	—
Collateralized loan obligations	—	499,392	—	499,392	—
Total available-for-sale securities	$—	$1,015,098	$54,336	$1,069,434	$—

	Fair Value Measurements at December 31, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$1,574	$—	$1,574	$—
Mortgage-backed securities	—	306,727	—	306,727	—
State and political subdivisions	—	304,268	—	304,268	—
Corporate bonds	—	999	27,530	28,529	—
Collateralized loan obligations	—	136,509	195,707	332,216	—
Total available-for-sale securities	$—	$750,077	$223,237	$973,314	$—

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Collateralized Loan Obligations		Corporate Bonds
	2022	2021	2022	2021
Balance of recurring Level 3 assets at January 1,	$195,707	$—	$27,530	$—
Purchases	—	—	26,806	—
Transfers out of Level 3	(195,707)	—	—	—
Balance of recurring Level 3 assets at September 30,	$—	$—	$54,336	$—

All of the Company’s collateralized loan obligations with a fair value of $195.7 million as of January 1, 2022 were transferred from Level 3 to Level 2 during the first quarter of 2022 because observable market data became available due to a significant increase in trading volume for these securities during that time.

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

Fair Value Measurements at September 30, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	17,655	—	17,655
Total real estate	—	17,655	—	17,655
Agricultural	—	5,922	—	5,922
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$23,577	$—	$23,577
Foreclosed assets	$—	$—	$—	$—
Total assets measured on a nonrecurring basis	$—	$23,577	$—	$23,577

	Fair Value Measurements at December 31, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	161	—	161
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	60	—	60
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	221	—	221
Agricultural	—	—	—	—
Commercial and industrial	—	—	177	177
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$221	$177	$398
Foreclosed assets	$—	$93	$—	$93
Total assets measured on a nonrecurring basis	$—	$314	$177	$491

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

The amortized cost, estimated fair value, and allowance for credit losses of available-for-sale and held-to-maturity investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$4,000	$—	$(45)	$—	$3,955
Mortgage-backed securities	202,882	—	(11,860)	—	191,022
State and political subdivisions	363,790	53	(43,114)	—	320,729
Corporate bonds	59,768	—	(5,432)	—	54,336
Collateralized loan obligations	514,701	119	(15,428)	—	499,392
Total available-for-sale securities	$1,145,141	$172	$(75,879)	$—	$1,069,434

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$6,113	$—	$(669)	$5,444	$—
Mortgage-backed securities	100,792	—	(9,941)	90,851	—
State and political subdivisions	49,324	11	(6,946)	42,389	(18)
Total held-to-maturity securities	$156,229	$11	$(17,556)	$138,684	$(18)

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$1,546	$28	$—	$—	$1,574
Mortgage-backed securities	303,912	4,772	(1,957)	—	306,727
State and political subdivisions	290,729	13,807	(268)	—	304,268
Corporate bonds	28,436	94	(1)	—	28,529
Collateralized loan obligations	332,836	68	(688)	—	332,216
Total securities	$957,459	$18,769	$(2,914)	$—	$973,314

The Company reassessed classification of certain investments and effective April 1, 2022 the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from the available-for-sale designation to the held-to-maturity designation. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $11.5 million included in other comprehensive income remained in other comprehensive income, to be amortized out of other comprehensive income with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. Upon transfer, a discounted-cash-flow reserve calculation was prepared for the securities transferred into the held-to-maturity designation and an allowance for credit losses of $0.02 million was recorded and charged to provision for credit loss expense. The Company did not have any securities classified as held-to-maturity as of December 31, 2021.

The Company did not record an ACL on the AFS portfolio at September 30, 2022 or upon the implementation of CECL on January 1, 2022.  As of both dates the Company considers the unrealized loss across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both January 1, 2022 and September 30, 2022 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of January 1, 2022 and September 30, 2022 was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	US Government Agencies are supported by the full faith and credit-worthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or September 30, 2022.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or September 30, 2022.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both January 1, 2022 and September 30, 2022 noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. On a quarterly basis management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both January 1, 2022 and September 30, 2022 management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly, these metrics include credit quality, reserve adequacy, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of January 1, 2022 and September 30, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both January 1, 2022 and September 30, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

The following table summarizes available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position, including the number of available-for-sale debt securities in an unrealized loss position, as of the dates indicated below.

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		September 30, 2022
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	2	$(45)	$3,955	$—	$—	$(45)	$3,955
Mortgage-backed securities	371	(11,696)	189,031	(164)	1,924	(11,860)	190,955
State and political subdivisions	399	(38,127)	286,459	(4,987)	13,878	(43,114)	300,337
Corporate bonds	51	(5,432)	54,336	—	—	(5,432)	54,336
Collateralized loan obligations	58	(15,200)	447,465	(228)	8,071	(15,428)	455,536
Total available-for-sale	881	$(70,500)	$981,246	$(5,379)	$23,873	$(75,879)	$1,005,119

		December 31, 2021
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	46	(1,797)	107,026	(160)	2,808	(1,957)	109,834
State and political subdivisions	29	(268)	30,170	—	—	(268)	30,170
Corporate bonds	1	(1)	499	—	—	(1)	499
Collateralized loan obligations	22	(688)	175,581	—	—	(688)	175,581
Total available-for-sale	98	$(2,754)	$313,276	$(160)	$2,808	$(2,914)	$316,084

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Proceeds from sales, calls and maturities of securities available for sale	$3,540	$1,948	$34,071	$5,948
Gross gains on sales, calls and maturities of securities available for sale	—	11	1,032	11
Gross losses on sales, calls and maturities of securities available for sale	—	—	—	—
Net gains on sale of securities available for sale	$—	$11	$1,032	$11

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2022 and December 31, 2021 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	September 30, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$908	$908	$675	$667
Maturing after one year through five years	14,313	14,132	2,133	2,091
Maturing after five years through ten years	81,497	75,441	18,729	16,869
Maturing after ten years	330,840	288,539	33,900	28,207
Securities not due at a single maturity date:
Mortgage-backed securities	202,882	191,022	100,792	90,850
Collateralized loan obligations	514,701	499,392	—	—
	$1,145,141	$1,069,434	$156,229	$138,684

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$3,513	$3,547	$—	$—
Maturing after one year through five years	26,422	26,718	—	—
Maturing after five years through ten years	36,840	38,314	—	—
Maturing after ten years	253,936	265,792	—	—
Securities not due at a single maturity date:			—	—
Mortgage-backed securities	303,912	306,727	—	—
Collateralized loan obligations	332,836	332,216	—	—
	$957,459	$973,314	$—	$—

At September 30, 2022, the Company’s investment portfolio included 503 “muni” bonds issued by 415 different government municipalities and agencies located within 37 different states, with an aggregate fair value of $363.1 million. The largest exposure to any single municipality or agency was a combined $5.0 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 46 subordinated debentures issued by bank holding companies totaling $54.3 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	September 30, 2022		December 31, 2021
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$159,391	$139,498	$85,045	$89,225
California	67,310	58,161	64,092	67,066
Washington	22,417	20,670	23,858	24,812
Other (29 & 26 states, respectively)	107,784	95,355	75,037	78,579
Total general obligation bonds	356,902	313,684	248,032	259,682

Revenue bonds
State of issuance
Texas	9,496	8,460	7,038	7,377
California	3,994	3,613	1,349	1,392
Washington	4,093	3,387	4,334	4,602
Other (20 & 15 states, respectively)	38,629	33,974	29,976	31,215
Total revenue bonds	56,212	49,434	42,697	44,586
Total obligations of states and political subdivisions	$413,114	$363,118	$290,729	$304,268

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	September 30, 2022		December 31, 2021
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$22,741	$20,064	$15,534	$16,220
Lease	7,511	6,907	6,556	6,718
Sewer	7,091	6,144	3,932	4,165
Sales tax revenue	4,329	3,803	—	—
Intergovernmental agreement	2,836	2,600	—	—
Other (10 and 9 sources, respectively)	11,704	9,916	16,675	17,483
Total revenue bonds	$56,212	$49,434	$42,697	$44,586

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

The Company currently has investments in four different LIHTC fund limited partnerships made in 2014, 2015, and two in 2022, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act. We utilize the cost method of accounting for our LIHTC fund investments, under which we initially record on our balance sheet an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement reflects tax credits and any other tax benefits from these investments “below the line” within our income tax provision, while the initial book value of the investment is amortized on a straight-line basis as an offset to noninterest income, over the time period in which the tax credits and tax benefits are expected to be received.

As of September 30, 2022, our total LIHTC investment book balance was $10.2 million, which includes $7.5 million in remaining commitments for additional capital contributions. There were $0.4 million in tax credits derived from our LIHTC investments that were recognized during the nine months ended September 30, 2022, and amortization expense of $0.3 million associated with those investments was netted against pre-tax noninterest income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Note 10 – Loans and Leases and Allowance for Credit Losses

We adopted the new current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2022. Certain prior period credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the current guidance and have not been included below as of September 30, 2022.

Under CECL, disclosures are required on the amortized cost basis, whereas legacy GAAP required presentation on the recorded investment basis, with the primary difference being net deferred fees and costs. Unless specifically noted otherwise, September 30, 2022 disclosures are prepared on the amortized cost basis and December 31, 2021 disclosures present information according to the recorded investment basis.

The following table presents loans by class as of September 30, 2022 and December 31, 2021. Accrued interest receivable on loans of $4.7 million and $6.8 million at September 30, 2022 and December 31, 2021 respectively is not included in the loans included in the table below but is included in other assets on the Company’s balance sheet. The September 30, 2022 balance in 1-4 family closed end loans reflects year-to-date 2022 loan purchases of $173.1 million. The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level.

Loan And Lease Distribution
(dollars in thousands, unaudited)
	September 30, 2022	December 31, 2021
Real estate:
1-4 family residential construction	$—	$21,369
Other construction/land	18,315	25,299
1-4 family - closed-end	420,136	289,457
Equity lines	21,126	26,588
Multi-family residential	69,665	53,458
Commercial real estate - owner occupied	324,696	334,446
Commercial real estate - non-owner occupied	896,954	882,888
Farmland	117,385	106,706
Total real estate	1,868,277	1,740,211
Agricultural	31,290	33,990
Commercial and industrial	70,147	109,791
Mortgage warehouse lines	46,553	101,184
Consumer loans	4,097	4,550
Subtotal	2,020,364	1,989,726
Net deferred loan fees and costs	(348)	(1,865)
Loans and leases, amortized cost basis	2,020,016	1,987,861
Allowance for credit losses	(23,790)	(14,256)
Net loans and leases	$1,996,226	$1,973,605

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of September 30, 2022:

Nonaccrual Loans and Leases
(dollars in thousands, unaudited)
	September 30, 2022
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	485	—	485	—
Equity lines	61	—	61	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	9,677	8,593	18,270	—
Total real estate	10,223	8,593	18,816	—
Agricultural	82	7,649	7,731	—
Commercial and industrial	87	138	225	7
Mortgage warehouse lines	—	—	—	—
Consumer loans	—	—	—	—
Total	$10,392	$16,380	$26,772	$7

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

The Company did not recognize any interest on nonaccrual loans during 2022 and would have recognized an additional $0.6 million in interest income on nonaccrual loans had those loans not been designated as nonaccrual.

The following table presents the amortized cost basis of collateral-dependent loans by class as of September 30, 2022:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	September 30, 2022
	Amortized Cost	Individual Reserves
Real estate:
1-4 family residential construction	$—	$—
Other construction/land	—	—
1-4 family - closed-end	40	—
Equity lines	506	—
Multi-family residential	—	—
Commercial real estate - owner occupied	—	—
Commercial real estate - non-owner occupied	—	—
Farmland	18,271	195
Total real estate	18,817	195
Agricultural	7,702	967
Commercial and industrial	224	40
Mortgage warehouse lines	—	—
Consumer loans	—	—
Total loans and leases	$26,743	$1,202

During the third quarter the amortized cost balance of collateral-dependent loans declined by $1.7 million due to declines resulting from upgrades and payoffs. The weighted average loan-to-value ratio of collateral dependent loans was 93% at September 30, 2022.  There were no collateral dependent loans in the process of foreclosure as of September 30, 2022.

The following table presents the aging of the amortized cost basis in past-due loans, according to class, as of September 30, 2022:

Past Due Loans and Leases
(dollars in thousands, unaudited)
	September 30, 2022
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—	$—
Other construction/land	—	—	—	—	18,255	18,255
1-4 family - closed-end	—	32	8	40	421,096	421,136
Equity lines	—	—	—	—	21,441	21,441
Multi-family residential	—	—	—	—	69,569	69,569
Commercial real estate - owner occupied	351	—	—	351	324,364	324,715
Commercial real estate - non-owner occupied	—	—	—	—	894,213	894,213
Farmland	99	—	18,271	18,370	99,189	117,559
Total real estate	450	32	18,279	18,761	1,848,127	1,866,888
Agricultural	—	—	7,649	7,649	23,879	31,528
Commercial and industrial	775	—	—	775	70,069	70,844
Mortgage warehouse lines	—	—	—	—	46,554	46,554
Consumer loans	—	—	—	—	4,202	4,202
Total loans and leases	$1,225	$32	$25,928	$27,185	$1,992,831	$2,020,016

The following table presents the aging of the recorded investment in past-due and nonaccrual loans, according to class, as of December 31, 2021:

December 31, 2021	30-59 Days	60-89 Days	90 Days Or More Past			Total Financing	Non-Accrual
	Past Due	Past Due	Due(2)	Total Past Due	Current	Receivables	Loans(1)
Real Estate:
1-4 family residential construction	$—	$—	$—	$—	$21,369	$21,369	$—
Other construction/land	—	—	—	—	25,299	25,299	—
1-4 family - closed-end	1,532	132	—	1,664	287,793	289,457	1,023
Equity lines	30	—	—	30	26,558	26,588	892
Multi-family residential	—	—	—	—	53,458	53,458	—
Commercial real estate owner occupied	124	—	698	822	333,624	334,446	1,234
Commercial real estate non-owner occupied	—	—	—	—	882,888	882,888	—
Farmland	—	—	—	—	106,706	106,706	—
Total real estate loans	1,686	132	698	2,516	1,737,695	1,740,211	3,149

Agricultural	—	—	284	284	33,706	33,990	378
Commercial and industrial	473	—	283	756	109,035	109,791	973
Mortgage warehouse lines	—	—	—	—	101,184	101,184	—
Consumer loans	6	3	—	9	4,541	4,550	22
Total gross loans and leases	$2,165	$135	$1,265	$3,565	$1,986,161	$1,989,726	$4,522
(1)	Included in Total Financing Receivables
(2)	As of December 31, 2021 there were no loans over 90 days past due and still accruing.

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR) if the modification constitutes a concession. At September 30, 2022, the Company had a total of $4.9 million in TDRs, including $0.3 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain, then the loan will be kept on non-accrual status.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the three and nine months ended September 30, 2021, by type of concession. For the three and nine months ended September 30, 2022, there were no new TDRs and no modifications of existing TDRs

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

The Company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three or nine-month periods ending September 30, 2022 and 2021.

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

The following tables present the amortized cost of loans and leases by credit quality classification in addition to loan and lease vintage as of September 30, 2022:

Loan and Lease Credit Quality by Vintage

(dollars in thousands, unaudited)

	Term Loans and Leases Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Total Loans
Other construction/land
Pass	$—	$—	$4,295	$756	$974	$1,063	$11,095	$18,183
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	72	—	—	—	—	72
Subtotal	—	—	4,367	756	974	1,063	11,095	18,255
1-4 family - closed-end
Pass	108,169	240,043	8,011	2,077	11,061	50,121	—	419,482
Special Mention	—	—	—	—	—	744	—	744
Substandard	—	—	—	—	32	878	—	910
Subtotal	108,169	240,043	8,011	2,077	11,093	51,743	—	421,136
Equity lines
Pass	—	158	527	352	78	—	18,982	20,097
Special Mention	—	—	20	—	—	—	777	797
Substandard	—	116	—	—	—	—	431	547
Subtotal	—	274	547	352	78	—	20,190	21,441
Multi-family residential
Pass	23,928	519	9,439	664	13,018	11,778	4,628	63,974
Special Mention	—	—	2,228	—	—	3,367	—	5,595
Substandard	—	—	—	—	—	—	—	—
Subtotal	23,928	519	11,667	664	13,018	15,145	4,628	69,569
Commercial real estate - OO
Pass	32,522	26,144	64,833	36,390	37,353	111,721	7,243	316,206
Special Mention	304	—	—	2,393	—	1,696	—	4,393
Substandard	—	—	—	—	79	3,280	757	4,116
Subtotal	32,826	26,144	64,833	38,783	37,432	116,697	8,000	324,715
Commercial real estate - NOO
Pass	75,716	19,627	401,978	26,624	57,534	161,763	60,457	803,699
Special Mention	—	—	64,607	—	8,965	3,098	9,924	86,594
Substandard	—	—	—	—	852	3,068	—	3,920
Subtotal	75,716	19,627	466,585	26,624	67,351	167,929	70,381	894,213
Farmland
Pass	15,958	1,368	4,971	1,904	8,098	24,658	28,976	85,933
Special Mention	—	—	—	—	7,081	4,671	1,504	13,256
Substandard	—	—	—	—	4,689	13,681	—	18,370
Subtotal	15,958	1,368	4,971	1,904	19,868	43,010	30,480	117,559
Agricultural
Pass	7,253	458	458	26	1,027	1,809	12,045	23,076
Special Mention	—	—	—	—	—	—	721	721
Substandard	—	7,702	—	—	—	—	29	7,731
Subtotal	7,253	8,160	458	26	1,027	1,809	12,795	31,528
Commercial and industrial
Pass	2,448	6,988	7,700	6,519	5,113	8,288	24,569	61,625
Special Mention	245	145	3,127	47	—	1,562	3,772	8,898
Substandard	—	—	—	97	87	137	—	321
Subtotal	2,693	7,133	10,827	6,663	5,200	9,987	28,341	70,844
Mortgage warehouse lines
Pass	—	—	—	—	—	—	46,554	46,554
Subtotal	—	—	—	—	—	—	46,554	46,554
Consumer loans
Pass	945	229	156	243	6	375	2,187	4,141
Special Mention	—	—	37	19	—	—	4	60
Substandard	1	—	—	—	—	—	—	1
Subtotal	946	229	193	262	6	375	2,191	4,202
Total	$267,489	$303,497	$572,459	$78,111	$156,047	$407,758	$234,655	$2,020,016

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

CECL replaces the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans as of December 31, 2021 management elected not to transition these loans into the PCD designation. As of September 30, 2022 the Company had no loans categorized as PCD.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates.  The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code regression models utilized upon implementation of CECL on January 1, 2022, and as of September 30, 2022, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Management selected the National Unemployment Rate as the driver of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of September 30, 2022, the only loans that Management considered to have different risk characteristics from other loans sharing the same Federal Call Report code were loans designated nonaccrual.

The following table presents the activity in the allowance for credit losses by portfolio segment for the quarter ended September 30, 2022:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, June 30, 2022	$3,593	$17,319	$376	$1,133	$41	$340	$22,802
Charge-offs	—	—	—	(85)	—	(371)	(456)
Recoveries	—	—	—	36	—	196	232
Provision for credit losses	(262)	249	1,034	67	6	118	1,212
Ending allowance balance:	$3,331	$17,568	$1,410	$1,151	$47	$283	$23,790

The $1.0 million increase in the Company’s loan portfolio ACL in the third quarter of 2022 from $22.8 million at June 30, 2022 to $23.8 million at September 30, 2022, is primarily attributable to an increase in reserves on a single collateral-dependent loan relationship as a result of a decline in management’s estimate of net realizable value on the related collateral.

The following table presents the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2022:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2021	$1,909	$9,052	$1,202	$1,060	$512	$521	$14,256
Impact of adopting ASC 326	611	9,628	(480)	358	(421)	(242)	9,454
Charge-offs	—	(1,911)	(2,170)	(244)	—	(984)	(5,309)
Recoveries	99	259	—	118	—	553	1,029
Provision for credit losses	712	539	2,858	(141)	(44)	436	4,360
Ending allowance balance:	$3,331	$17,567	$1,410	$1,151	$47	$284	$23,790

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

The following table presents the activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021:

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

Note 11 – Borrowings and Other Arrangements

Federal Funds Purchased – The Company had unsecured available lines of credit with correspondent banks for short-term borrowings totaling $305.0 million at September 30, 2022 and December 31, 2021. In general, interest rates on these lines approximate the federal funds target rate. We had no borrowings under these credit facilities at September 30, 2022 or December 31, 2021.

Federal Home Loan Bank Borrowings – As of September 30, 2022 and December 31, 2021, the Company had available lines of credit with the FHLB totaling $724.0 million and $787.5 million, respectively, based on eligible collateral of certain loans. At September 30, 2022 and December 31, 2021 the Company had $103.1 million and $0 in FHLB overnight borrowings, respectively.

Federal Reserve Line of Credit – The Company has an available line of credit with the Federal Reserve Bank of San Francisco secured by certain loans. At September 30, 2022 and December 31, 2021 the Company had borrowing capacity under this line totaling $34.2 million and $50.6 million, respectively. We had no outstanding borrowings on this line of credit as of September 30, 2022 and December 31, 2021.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term SOFR until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, at September 30, 2022 and December 31, 2021 was $49.2 million and $49.1 million, respectively.

Subordinated Debentures - Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. At September 30, 2022 and December 31, 2021 the Company’s trust preferred securities totaled $35.4 million and $35.3 million, respectively.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income, except for gains on the sale of OREO which is classified as noninterest expense. The following table presents the Company’s sources of noninterest income for the three and nine-month periods ended September 30, 2022 and 2021. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,273	$1,307	$3,973	$3,561
Other service charges on deposits	1,943	1,879	5,487	5,116
Debit card interchange income	2,241	2,192	6,458	6,321
Gain (loss) on limited partnerships(1)	64	(144)	(162)	(391)
Dividends on equity investments(1)	189	187	619	543
Unrealized (losses) gains recognized on equity investments(1)	—	—	(332)	857
Net gains on sale of securities(1)	—	11	1,032	11
Other(1)	902	2,103	6,039	4,959
Total noninterest income	$6,612	$7,535	$23,114	$20,977

Noninterest expense
Salaries and employee benefits (1)	$11,521	$10,618	$35,070	$32,194
Occupancy expense (1)	2,470	2,359	7,170	7,472
Gain on sale of OREO	(3)	(26)	(8)	(141)
Other (1)	7,008	7,924	21,050	21,856
Total noninterest expense	$20,996	$20,875	$63,282	$61,381
Percentage of noninterest income not within scope of ASC 606.	17.47%	28.63%	31.13%	28.50%

(1)	Not within scope of ASC 606. Revenue streams are not related to contract with customers and are accounted for on an accrual basis under other provisions of GAAP.

With regard to noninterest income associated with customer contracts, the Company has determined that transaction prices are fixed, and performance obligations are satisfied as services are rendered, thus there is little or no judgment involved in the timing of revenue recognition under contracts that are within the scope of ASC 606.

Note 13 – Subsequent Events

Effective October 1, 2022, the Company transferred $198.3 million of “available-for-sale” investments to “held-to-maturity”. Those securities were transferred at fair market value on the date of the transfer. The transfer was initiated to reduce the effect of potential future rate increases on the available-for-sale portfolio, mark-to-market, other comprehensive income and equity.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	risks associated with fluctuations in interest rates, including the impact on other comprehensive income (loss), the ability for customers to repay on floating or adjustable rates loans, and the impact on costs of funding and interest income on earning assets;
●	risks associated with inflation (including efforts by the Board of Governors of the Federal Reserve to control the same);
●	the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions;
●	liquidity risks, including the ability to effectively manage the additional liquidity from the significant increase in deposits during the COVID-19 pandemic including managing the potential loss of a portion of such deposits;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;
●	the Company’s ability to successfully deploy new technology;
●	the Company’s ability to maintain a satisfactory rating under the Community Reinvestment Act;

●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	risks associated with the current national emergency with respect to COVID-19 and its variants, including the impact that national, state, and local responses, including limitations on business and personal activity as well as any stimulus or relief efforts have on customers’ continued ability to repay loans;
●	the success of acquisitions or branch expansions, closures or consolidations; and
●	risks associated with the multitude of or changes to current and prospective laws and regulations, and related interpretations, to which the Company is and will be subject.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2022 compared to Third Quarter 2021

Third quarter 2022 net income was $9.9 million, or $0.66 per diluted share, compared to $10.6 million, or $0.69 per diluted share in the third quarter of 2021. The Company’s annualized return on average equity was 12.84% and annualized return on average assets was 1.13% for the quarter ended September 30, 2022, compared to 11.62% and

1.26%, respectively, for the same quarter in 2021. The primary drivers behind the variance in third quarter net income are as follows:

●	Net interest income increased $2.2 million. We had a 17 basis point increase in net interest margin coupled with a $119.1 million increase in average earning assets.
●	Noninterest income decreased $0.9 million or 12% primarily due to a $1.1 million decrease in bank-owned life insurance linked to deferred compensation plans.
●	The provision for credit losses on loans and leases was $1.2 million under the new current expected credit losses (“CECL”) methodology, as compared to a benefit of $0.6 million under the incurred loss model in the same quarter of 2021.
●	Total noninterest expense increased $0.1 million, or 1%, in the third quarter of 2022 as compared to the third quarter of 2021. Although salaries and benefits costs increased $0.9 million as we added new lending teams, other noninterest expense decreased $0.9 million mostly due to a reduction in legal expenses, telecommunications costs and a favorable variance in directors deferred compensation expense, linked to the unfavorable changes in BOLI income described above.

First Nine Months of 2022 compared to First Nine Months of 2021

Net income for the first nine months of 2022 was $26.5 million, or $1.76 per diluted share, compared to $33.4 million, or $2.17 per diluted share for the same period in 2021. The Company’s annualized return on average equity was 10.98% and annualized return on average assets was 1.03% for the nine months ended September 30, 2022, compared to a return on equity of 12.60% and return on assets of 1.36% for the nine months ended September 30, 2021. The primary drivers behind the variance in year-to-date net income are as follows:

●	Net income decreased $6.8 million, or 20%. The most significant line-item changes was a $6.6 million increase in the provision for credit losses, under the “CECL” methodology. There was also a decrease of $2.2 million or 3% in net interest income, due mostly to an overall 25 basis point decline in net interest margin. The decline in margin was due primarily to lower yields and balances on loans, as well as higher overall funding costs partially offset by higher investment yields and balances.
●	Noninterest income increased by $2.1 million, or 10%, due to a $1.0 million recovery of prior year legal expenses, a $1.0 million gain on the sale of investment securities, a $3.2 million gain on the sale of other assets, partially offset by negative variances in BOLI income, and the fair market value adjustment of equity securities.
●	Noninterest expense increased $1.9 million, or 3% due mostly to the increases in salary expense for new loan production teams and restitution payments to customers charged nonsufficient fund fees on representments in the past five years, partially offset by lower legal costs and a positive variance in director’s deferred compensation expense which is linked to the unfavorable changes in bank-owned life insurance income described above.

FINANCIAL CONDITION SUMMARY

September 30, 2022 relative to December 31, 2021

The Company’s assets totaled $3.5 billion at September 30, 2022, an increase of $161.3 million, or 5%from December 31, 2021. The following provides a summary of key balance sheet changes during the first nine months of 2022:

●	Cash and due from banks decreased $170.8 million, to $86.7 million during the first nine months of the year due mostly to increases in other earning assets.
●	Investment securities increased by $252.3 million, or 26%, to $1.2 billion primarily due to strategic purchases of $181 million of collateralized loan obligations, as well as other investment securities.
●	Gross loans increased $30.6 million, or 2% due predominantly to the purchase of $173.1 million in high quality jumbo single family mortgage loan pools earlier in the year. These mortgage loan pool purchases were offset by $267.7 million in loan maturities, charge-offs and payoffs. Organic loan production for the first nine months of 2022 was $225.1 million, as compared to $93.0 million for the comparative period in 2021. Negatively impacting loan growth was a $45.2 million decline in credit line utilization and a $54.6 million decline in mortgage warehouse line utilization. PPP loan forgiveness during the first nine months was $27.6 million.
●	Deposits totaled $2.9 billion at September 30, 2022, representing a year-to-date increase of $103.9 million, or 4%. The growth in deposits came from a $45.5 million increase in core transaction and savings accounts, coupled with a $58.4 million increase in time and wholesale brokered deposits.
●	Short-term debt totaled $215.1 million due to increases of $103.1 million in overnight FHLB borrowings and $5.1 million in customer repurchase agreements.

Total capital of $295.1 million at September 30, 2022 reflects a decrease of $67.4 million, or 19%, relative to year-end 2021. The decrease in equity during the first nine months of 2022 was due to the addition of $26.5 million in net income, offset by a $72.2 million unfavorable swing in accumulated other comprehensive income/loss, due principally to changes in investment securities’ fair value, a one-time adjustment from the implementation of CECL on January 1, 2022 for $7.3 million, $4.9 million in share repurchases, net of $10.4 million in dividends paid. The remaining difference is related to stock options exercised and restricted stock granted during the first nine months.

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

.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $28.9 million, for the third quarter of 2022, a $2.2 million increase, or 8% over the third quarter of 2021, but decreased $2.2 million, or 3% to $80.3 million for the first nine months of 2022 relative to the same period in 2021.

For the third quarter of 2022, growth in average interest-earning assets totaled $119.1 million, or 4%, as compared to the third quarter of 2021. The yield on these balances was 42 basis points higher for the same period due mostly to a shift in the mix of earning assets and the result of recent interest rate increases by the Federal Open Market Committee. This increase in yield was offset by a 40 basis point increase in the cost of our interest-bearing liabilities for the same period. Although transaction and savings deposit rates have not changed, higher costs of time deposits and borrowed funds including overnight purchases are the primary reasons for the increase in interest expense.

Net interest income for the comparative year-to-date periods decreased $2.2 million or 3%, due to a change in mix of average interest-earning assets. Investment balances, including overnight funds, with an average yield of 2.61% increased $360.0 million, while gross average loan balances yielding 4.30% decreased $215.4 million. The overall yield on the average balances of earning assets was 11 basis points lower for the comparative periods, exacerbated by a 21 basis point increase in interest paid on liabilities. The net impact was a 25 basis point decrease in our net interest margin for the nine-months ending September 30, 2022 as compared to the same period in 2021.

The increase in investments includes a net increase of $181.9 million of exclusively AAA and AA tranches of collateralized loan obligations, for a total cost basis of $514.7 million at September 30, 2022. The average yield on such CLOs for September 2022 was 4.6% as compared to an average yield in December 2021 of 1.5%.

Interest expense was $3.0 million for the third quarter of 2022, an increase of $2.1 million, relative to the third quarter of 2021. For the first nine months of 2022, compared to the same period in 2021, interest expense increased $3.2 million to $6.0 million. The significant increase in interest expense is attributable to an unfavorable shift in deposit mix and the impact of recent interest rate increased, as the average balance of higher cost time deposits, including variable rate time deposits and borrowed funds increased by $20.4 million and $125.9 million respectively in the third quarter of 2022 as compared to the third quarter of 2021. For the year-to-date comparisons the increase is attributable to a $106.1 million increase in borrowed funds combined with the impact of recent interest rate increases.

The Company had $1.3 billion in adjustable and variable rate loans and $499.4 million in floating rate collateralized loan obligations, as compared to $279.5 million in floating rate CDs and $35.4 million in floating rate trust preferred securities at September 30, 2022. $236.0 million of the Company’s adjustable and variable rate loans have the ability to reprice in the next twelve months.

The Company continues to offer floating rate CDs which are indexed to prime. These floating rate CDs increased $40.6 million or 17%, to $279.5 million at September 30, 2022, as compared to $238.9 million at December 31, 2021. Due to the increase in the prime rate during 2022, interest expense on floating rate CDs has increased $1.1 million for the third quarter of 2022 over the third quarter of 2021, and increased $1.3 million for the first nine months of 2022 as compared to the same period in 2021. These CD’s require a minimum balance and pay a rate that is 325 – 400 basis points below the Wall Street Journal Prime rate, with a 20 basis point minimum rate.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	September 30, 2022			September 30, 2021
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$21,845	$103	1.87%	$379,597	$146	0.15%
Taxable	851,683	7,646	3.56%	389,524	1,679	1.71%
Non-taxable	336,567	2,346	3.50%	259,996	1,578	3.05%
Total investments	1,210,095	10,095	3.51%	1,029,117	3,403	1.47%

Loans and leases:(3)
Real estate	1,862,738	19,808	4.22%	1,775,611	20,805	4.65%
Agricultural	29,724	274	3.66%	43,243	410	3.76%
Commercial	75,482	973	5.11%	140,105	1,796	5.09%
Consumer	4,228	132	12.39%	4,862	205	16.73%
Mortgage warehouse lines	46,969	623	5.26%	118,036	982	3.30%
Other	2,349	23	3.88%	1,463	28	7.59%
Total loans and leases	2,021,490	21,833	4.28%	2,083,320	24,226	4.61%
Total interest earning assets (4)	3,231,585	31,928	4.00%	3,112,437	27,629	3.58%
Other earning assets	15,717			15,713
Non-earning assets	255,529			212,116
Total assets	$3,502,831			$3,340,266

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$197,731	$131	0.26%	$148,175	$86	0.23%
NOW	531,205	80	0.06%	605,620	115	0.08%
Savings accounts	485,167	73	0.06%	443,406	63	0.06%
Money market	151,816	25	0.07%	139,433	26	0.07%
Time Deposits	313,764	1,377	1.74%	293,379	248	0.34%
Brokered deposits	63,529	75	0.47%	72,283	53	0.29%
Total interest bearing deposits	1,743,212	1,761	0.40%	1,702,296	591	0.14%
Borrowed funds:
Federal funds purchased	183	1	2.17%	166	—	0.00%
Repurchase agreements	113,933	70	0.24%	78,965	41	0.21%
Short term borrowings	45,414	319	2.79%	1	—	0.00%
Long-term debt	49,182	427	3.44%	3,812	38	3.95%
Subordinated debentures	35,409	439	4.92%	35,229	243	2.74%
Total borrowed funds	244,121	1,256	2.04%	118,173	322	1.08%
Total interest bearing liabilities	1,987,333	3,017	0.60%	1,820,469	913	0.20%
Demand deposits - noninterest bearing	1,140,840			1,104,506
Other liabilities	67,603			53,134
Shareholders' equity	307,055			362,157
Total liabilities and shareholders' equity	$3,502,831			$3,340,266
Interest income/interest earning assets			4.00%			3.58%
Interest expense/interest earning assets			0.37%			0.12%
Net interest income and margin(5)		$28,911	3.63%		$26,716	3.46%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $0.1 million and $1.0 million for the quarters ended September 30, 2022 and 2021, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the nine months ended			For the nine months ended
	September 30, 2022			September 30, 2021
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$120,359	$466	0.52%	$255,962	$250	0.13%
Taxable	783,384	15,613	2.66%	351,109	4,835	1.84%
Non-taxable	305,212	5,926	3.29%	241,866	4,539	3.18%
Total investments	1,208,955	22,005	2.61%	848,937	9,624	1.71%

Loans and leases:(3)
Real estate	1,820,568	57,792	4.24%	1,826,476	63,211	4.63%
Agricultural	31,376	809	3.45%	44,441	1,237	3.72%
Commercial	84,301	3,351	5.31%	165,916	6,371	5.13%
Consumer	4,313	545	16.89%	5,085	594	15.62%
Mortgage warehouse lines	52,650	1,626	4.13%	167,293	4,061	3.25%
Other	2,066	88	5.69%	1,503	81	7.21%
Total loans and leases	1,995,274	64,211	4.30%	2,210,714	75,555	4.57%
Total interest earning assets (4)	3,204,229	86,216	3.66%	3,059,651	85,179	3.77%
Other earning assets	15,675			14,817
Non-earning assets	235,516			207,523
Total assets	$3,455,420			$3,281,991
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$207,319	$357	0.23%	$147,000	$251	0.23%
NOW	540,078	243	0.06%	592,177	332	0.07%
Savings accounts	477,904	210	0.06%	419,861	175	0.06%
Money market	152,912	71	0.06%	138,408	86	0.08%
Time Deposits	301,173	2,053	0.91%	347,253	798	0.31%
Brokered deposits	61,189	172	0.38%	88,132	176	0.27%
Total interest bearing deposits	1,740,575	3,106	0.24%	1,732,831	1,818	0.14%
Borrowed funds:
Federal funds purchased	174	2	1.54%	2,032	1	0.07%
Repurchase agreements	110,505	228	0.28%	61,103	124	0.27%
Short term borrowings	15,306	319	2.79%	4,846	2	0.06%
Long-term debt	49,162	1,284	3.49%	1,285	38	0.040
Subordinated debentures	35,365	1,024	3.87%	35,186	736	2.80%
Total borrowed funds	210,512	2,857	1.81%	104,452	901	1.15%
Total interest bearing liabilities	1,951,087	5,963	0.41%	1,837,283	2,719	0.20%
Demand deposits - noninterest bearing	1,122,556			1,045,179
Other liabilities	58,393			45,191
Shareholders' equity	323,384			354,338
Total liabilities and shareholders' equity	$3,455,420			$3,281,991
Interest income/interest earning assets			3.66%			3.77%
Interest expense/interest earning assets			0.25%			0.12%
Net interest income and margin(5)		$80,253	3.41%		$82,460	3.66%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $0.9 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2022 over 2021				2022 over 2021
	Increase (decrease) due to				Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(138)	$1,644	$(1,549)	$(43)	$(132)	$741	$(393)	$216
Taxable	1,992	1,817	2,157	5,967	5,952	2,163	2,663	10,778
Non-taxable	117	234	417	768	1,199	157	31	1,387
Total investments (1)	1,971	3,695	1,025	6,692	7,019	3,061	2,301	12,381
Loans and leases:
Real estate	1,021	(1,924)	(94)	(997)	(204)	(5,232)	17	(5,419)
Agricultural	(128)	(12)	4	(136)	(364)	(91)	27	(428)
Commercial	(828)	10	(5)	(823)	(3,134)	224	(110)	(3,020)
Consumer	(27)	(53)	7	(73)	(91)	49	(7)	(49)
Mortgage warehouse	(591)	583	(351)	(359)	(2,783)	1,106	(758)	(2,435)
Other	17	(14)	(8)	(5)	30	(17)	(6)	7
Total loans and leases (1)	(536)	(1,410)	(447)	(2,393)	(6,546)	(3,961)	(837)	(11,344)
Total interest earning assets (1)	$1,435	$2,285	$578	$4,299	$473	$(900)	$1,464	$1,037
Liabilities
Interest bearing deposits:
Demand deposits	$29	12	4	$45	$103	$2	1	$106
NOW	(14)	(24)	3	(35)	(29)	(66)	6	(89)
Savings accounts	6	4	—	10	25	9	1	35
Money market	2	(3)	—	(1)	9	(22)	(2)	(15)
Time Deposits	17	1,040	72	1,129	(106)	1,569	(208)	1,255
Brokered deposits	(6)	32	(4)	22	(54)	72	(22)	(4)
Total interest bearing deposits (1)	34	1,061	75	1,170	(52)	1,564	(224)	1,288
Borrowed funds:
Federal funds purchased	—	1	—	1	(1)	22	(20)	1
Repurchase agreements	18	8	3	29	100	2	2	104
Short term borrowings	—	—	319	319	4	99	214	317
Long-term debt	452	(5)	(58)	389	1,415	(4)	(165)	1,246
Subordinated debt	1	194	1	196	4	283	1	288
Total borrowed funds (1)	471	198	265	934	1,522	402	32	1,956
Total interest bearing liabilities (1)	505	1,259	340	2,104	1,470	1,966	(192)	3,244
Net interest income (1)	$930	$1,026	$238	$2,195	$(997)	$(2,866)	$1,656	$(2,207)
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the third quarter of 2022 relative to the third quarter of 2021 was a favorable $0.9 million; this is primarily from a favorable volume variance of $1.4 million in interest earning assets, as the average balance of interest earning assets increased $119.1 million from the comparative quarters.. There was a favorable rate variance of $1.0 million from the comparative quarters since the weighted average yield on investment securities more than offset the unfavorable weighted average yield variance on loan and lease balances. There was also a 40 basis point increase in cost of interest bearing liabilities which negatively impacted the rate increase. There was a favorable mix variance of $0.2 million primarily from the issuance of variable rate investment securities in the form of collateralized loan obligations. The Company’s net interest margin for the third quarter of 2022 was 3.63%, as compared to 3.46% for the third quarter of 2021.

The volume, rate and mix variances calculated for the first nine months of 2022 relative to the first nine months of 2021 reflects an unfavorable volume variance of $1.0 million, an unfavorable rate variance of $2.9 million, and a favorable mix variance of $1.7 million. The unfavorable volume variance was attributed to a decline in loan balances, offset by an increase in investment securities, primarily variable collateralized loan obligations, and an increase in interest bearing liabilities, mostly higher cost borrowed funds. The unfavorable rate variance came from lower yields on interest earning assets exacerbated by an increase in interest bearing liabilities which were negatively impacted from five Federal Reserve fed funds interest rate increases totaling 300 basis points. The Company’s net interest margin for the first nine months of 2022 was 3.41%, as compared to 3.66% in the first nine months of 2021.

At September 30, 2022, approximately 5% of our total portfolio, or $99.7 million, consists of variable rate loans. Of these variable rate loans, approximately $43.1 million have floors, although with the interest rate increases during the first nine months of 2022, most of these loans are no longer at their floors. At September 30, 2022, our outstanding fixed rate loans represented 33% of our loan portfolio. The remaining 62% of our loan portfolio at September 30, 2022 consists of adjustable-rate loans; 70% of these loans (approximately $862.0 million) will not begin adjusting for at least another 3 years, but up to 10 years. These loans are typically adjustable every five years after the initial adjustment. Approximately $60.5 million of these adjustable-rate loans have the ability to reprice next quarter, which will have a positive impact on earnings.

Cash balances for the quarter and year-to-date comparisons have decreased and have less of a negative impact on our net interest margin since cash balances earn considerably lower yields than other earning assets. Average cash and due from banks was $21.8 million, a decrease of $357.8 million, or 94% for the third quarter of 2022, and was $135.6 million lower, or 53% for the first nine months of 2022 as compared to the same period in 2021.

Overall average investment securities increased by $538.7 million for the third quarter of September 30, 2022 as compared to September 30, 2021, and increased by $495.6 million for the first nine months of 2022. For the quarter ending September 30, 2022 over the same period for 2021, average non-taxable securities increased $76.6 million and taxable securities increased $462.2 million. For the first nine months of 2022 over the same period in 2021, average non-taxable securities increased $63.3 million and taxable securities increased $432.3 million. The overall investment portfolio had a tax-equivalent yield of 3.57% at September 30, 2022, with an average life of 7.67 years. Included in investment securities are $499.4 million of collateralized-loan obligations with rates that adjust quarterly.

The increase in interest expense is attributable to the impact of higher rates on floating rate liabilities, including floating rate certificate of deposits. In addition, the shift to being a net purchaser of funds during the third quarter of 2022 caused borrowed funds to increase. Higher cost time deposits and borrowed funds increased by $20.4 million and $125.9 million respectively in the third quarter of 2022 as compared to the third quarter of 2021. For the year-to-date comparisons the increase in interest expense is mostly attributable to a $106.1 million increase in borrowed funds combined with the impact of interest rate increases in 2022.

The average cost of interest-bearing deposits increased by 26 basis points to 40 basis points for the third quarter of 2022 compared to the third quarter of 2021, and by 10 basis points to 24 basis points for the first nine months of 2022 as compared to the same period in 2021. This increase is almost entirely due to the prime-based certificate of deposit account that adjusts with each change in the Wall Street Journal Prime rate. As described above, this certificate of deposit product pays between 325 and 400 basis points below the Wall Street Journal Prime rate. The Wall Street Journal Prime rate has increased by 300 basis points for the first nine months of 2022. The average cost of borrowed funds increased 96 basis points for the third quarter of 2022 as compared to the same period in 2021 and by 66 basis points for the first nine months of 2022 as compared to the first nine months of 2021. Non-interest bearing demand deposits increased $36.3 million or 3% for the third quarter of 2022 as compared to the third quarter of 2021, and increased by $77.4 million or 7% for the first nine months of 2022 as compared to the first nine months of 2021.

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

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans and leases, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans and leases. The Company recorded an expense related to a credit loss provision for loans and leases of $1.2 million in the third quarter of 2022 relative to a provision for loan and lease losses benefit of $0.6 million in the third quarter of 2021, and a year-to-date credit loss provision for loans and leases of $4.4 million in 2022 as compared to a $2.5 million loan and lease loss provision benefit in 2021. The Company's $1.8 million increase in the provision for credit losses on loans and leases in the third quarter of 2022 as compared to the third quarter of 2021, and the $6.8 million year to date increase in the provision for credit losses on loans and leases, compared to the same period in 2021 was primarily due to the impact of $4.3 million in net charge-offs in the first nine months of 2022. The increase in the provision for credit losses on loans and leases for the third quarter of 2022 was principally from an $1.2 million increase to the specific reserve on a single dairy relationship while the increase in the provision for credit losses on loans and leases year-to-date also included a charge off on the same loan relationship combined with a single office building loan relationship that was sold at a discount due to an increased risk of default that would have likely led to a prolonged collection period.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded net charge-offs of $0.2 million in both third quarters of 2022 and 2021. For the first nine months of 2022, net charge-offs were $4.3 million as compared to $0.3 million in net recoveries for the same period of 2021.

The allowance for credit losses on loans and leases is at a level that, in Management’s judgment, is adequate to absorb probable credit losses on loans related to individually identified loans as well as probable credit losses in the remaining loan portfolio.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three- and nine-month periods ended September 30, 2022 and 2021:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Noninterest income:	2022	2021	2022	2021
Service charges on deposit accounts	$3,216	$3,186	$9,460	$8,677
Other service charges and fees	2,982	2,900	8,663	8,511
Net gains on sale of securities available-for-sale	—	11	1,032	11
Bank-owned life insurance	(23)	1,048	(1,251)	2,445
Other	437	390	5,210	1,333
Total noninterest income	$6,612	$7,535	$23,114	$20,977
As a % of average interest earning assets (1)	0.81%	0.96%	0.96%	0.92%

Noninterest expense:
Salaries and employee benefits	$11,521	$10,618	$35,070	$32,194
Occupancy costs
Furniture & equipment	399	406	1,363	1,312
Premises	2,071	1,953	5,807	6,160
Advertising and marketing costs	466	370	1,322	982
Data processing costs	1,564	1,470	4,574	4,409
Deposit services costs	2,450	2,402	7,112	6,752
Loan services costs
Loan processing	128	109	426	343
Foreclosed assets	(3)	(19)	84	78
Other operating costs
Telephone & data communications	358	534	1,179	1,582
Postage & mail	47	60	326	253
Other	507	470	2,374	1,269
Professional services costs
Legal & accounting services	535	966	1,753	2,091
Director's deferred compensation	(143)	531	(1,192)	1,133
Other professional service	855	789	2,306	2,086
Stationery & supply costs	114	107	315	259
Sundry & tellers	127	109	463	478
Total noninterest expense	$20,996	$20,875	$63,282	$61,381
As a % of average interest earning assets (1)	2.58%	2.66%	2.64%	2.68%
Efficiency ratio (2)(3)	58.10%	59.75%	61.10%	58.30%
(1)	Annualized
(2)	Tax equivalent
(3)	The efficiency ratio is a non-GAAP measure and is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest Income:

Total noninterest income decreased $0.9 million, or 12%, for the quarter ended September 30, 2022 as compared to the same quarter in 2021, and increased $2.1 million, or 10% for the year-to-date period ended September 30, 2022 as compared to the same period in 2021. Service charges on customer deposit account income were relatively unchanged in the third quarter of 2022 as compared to the third quarter of 2021. This service charge income was $0.8 million higher, or 9% in the first nine months of 2022, as compared to the same period in 2021. These increase in the year-to-date comparisons are primarily a result of increased analysis fees and overdraft income. Overdraft fees and returned check charges were unchanged for the third quarter of 2022 over the like quarter in 2021, and increased $0.4 million to $4.0 million for the first nine months of 2022.

Effective in the third quarter of 2022, the Company made several changes to its NSF fees (i.e. returned item) and overdraft fees for customers.  In particular NSF fees are no longer charged, and overdraft fees are limited to 4 per day and no continuous overdraft fee will be charged.  In addition, the amount of overdraft privilege (i.e. the amount to which the Company will pay overdrafts for customers) was increased by $250. Although the exact impact of these changes is unknown, the combination of eliminating NSF fees and increasing overdraft privilege is not expected to have a material impact on overall overdraft income.

Other service charges and fees increased $0.1 million or 3% for the third quarter of 2022 as compared to the same period in 2021, and increased $0.2 million for the first nine months of 2022 as compared to the same period in 2021.

There were no gains of the sales of securities for the third quarter of 2022 or 2021, but there was a $1.0 million gain on the sale of securities for the first nine months of 2022 with no sales in the comparable year-to-date period of 2021. The sale in the first nine months of 2022 was a strategic effort to rebalance the portfolio by selling longer duration and higher price volatility securities as a hedge against rising interest rates, due to likely persistent inflationary pressures in the near-intermediate term environment.

BOLI income decreased by $1.1 million for the third quarter of 2022 as compared to the third quarter of 2021. At September 30, 2022, there was $43.1 million in traditional BOLI policies and $9.0 million in separate account corporate owned life insurance policies associated with the deferred compensation plans. Investments in the separate account variable life insurance policies are invested in a similar proportionate mix of asset classes that our deferred compensation participants have elected, with the exception of participant elections in a fixed income account. Such election by plan participants in the fixed income account is ignored which creates greater volatility of the corporate owned life insurance asset value as compared to the related liability balance for deferred compensation. More specifically, the specific account life insurance policies are designed to hold similar assets to the deemed investments in the director and employee deferred compensation plans. Directors and officers are allowed to make a deemed investment in a fixed income account designed to mirror the crediting rate on one of the life insurance policies. However, the amount of deferred compensation attributed to the fixed income account significantly exceeds the amount of life insurance invested in a similar fixed income account. As the life insurance funding does not closely match the deferred compensation deemed investments, fluctuations occur in earnings of the life insurance plan as compared to the related expense of the deferred compensation plan. If earnings on the life insurance plan are negative, it creates a scenario where the negative income is not tax deductible and has an unfavorable impact on the Company’s tax rate. This scenario occurred in 2022 as the lower values of funds inside the life insurance policies were only partially offset by lower deferred compensation expense reflected primarily as negative deferred director fees expense. For the first nine months of 2022 as compared to the same period in 2021 life insurance income was $3.7million lower and the related deferred compensation and deferred director’s fees was $2.5 million lower.

In the “other” category of noninterest income the Company there was relatively no change in the third quarter of 2022 as compared to the third quarter of 2021, and a $3.9 million increase in the first nine months of 2022 as compared to the same period in 2021. The year-to-date comparison includes non-recurring gains resulting from the sale of Visa B stock of $2.6 million and a small business investment company fund investment of $0.6 million, as well as $0.4 million in life insurance proceeds, a $1.0 million recovery of prior year legal expenses, $0.2 million reduction in partnership costs, and a $0.2 million gain from a recovery on an acquired loan.

Noninterest Expense:

Total noninterest expense increased by $0.1 million, or 1%, in the third quarter of 2022 relative to the third quarter of 2021, and by $1.9 million, or 3%, in the first nine months of 2022 as compared to the first nine months of 2021.

The tax-equivalent efficiency ratio was 58.10% in the third quarter of 2022 as compared to 59.75% in the same quarter of 2021, and was 61.10% for the first nine months of 2022 as compared to 58.29% for the first nine months of 2021. The efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income; the provision for credit losses on loans and leases and investment gains/losses are excluded from the equation.

Salaries and Benefits were $0.9 million, or 9%, higher in the third quarter of 2022 as compared to the third quarter of 2021 and $2.9 million, or 9%, higher for the first nine months of 2022 compared to the same period in 2021. The reason for this increase is primarily due to increased salary expense due to the strategic hiring of lending and management staff for both the quarterly and year-to-date comparisons. There were 500 full-time equivalent employees at September 30, 2022 as compared to 482 at September 30, 2021.

Occupancy expenses were $0.1 million higher for the third quarter of 2022 as compared to the same quarter in 2021 and $0.3 million lower for the first nine months of 2022 as compared to the same period in 2021. The primary reason for increase in the quarterly comparisons was from increases in utility rate and usage. For the year-to-date comparison the decreases came from the closure of five branch facilities in 2021.

Other noninterest expense decreased $0.9 million, or 11% for the third quarter 2022 as compared to the third quarter in 2021, and decreased $0.7 million, or 3% for the first nine months of 2022 as compared to the same period in 2021. The variances for the third quarter of 2022 compared to the same period in 2021 was primarily driven by a decrease of $0.5 million in legal costs, a $0.7 million favorable variance in directors deferred compensation expense, linked to the changes in BOLI income, and lower telecommunications costs. For the year-over-year comparison the categories of increase were the same as with the quarterly comparison, along with a $0.3 million decrease in consultant expenses partially offset by increases in hiring and recruiting costs, and a $0.7 million restitution payment to customers charged nonsufficient fund fees in the past five years for representments. The restitution payment was made after the FDIC published supervisory guidance addressing certain consumer compliance risks associated with the treatment of non-sufficient fund charges on representments.

Beginning in the third quarter of 2022, the Company no longer charges customers for returned item fees, commonly referred to as nonsufficient fund fees. In addition, the Company increased overdraft privilege for both commercial and consumer customers, but is limiting the number of daily overdraft fees to four per day (previously five per day) and is no longer charging a fee for continuous overdrafts (previously a $35 charge after the 10th consecutive day an account is in an overdraft position). These changes to our nonsufficient fund fees, overdraft fees and overdraft privilege program are not expected to have a material impact on deposit fee income.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 25.1% of pre-tax income in the third quarter of 2022 relative to 24.1% in the third quarter of 2021, and 26.1% of pre-tax income for the first nine months of 2022 relative to 25.0% for the same period in 2021. The increase in effective tax rate for both the quarterly and year-to-date comparisons is due to the volatility in the Corporate Owned Life Insurance asset value associated with our non-qualified deferred compensation plans. In the third quarter and first nine months of 2022, the investments associated with the non-qualified deferred compensation plans declined in value, resulting in a non-deductible expense as compared to an increase in value generating non-taxable income for the third quarter, and first nine months of 2021.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $1.2 billion, or 35% of total assets at September 30, 2022, and $973.3 million, or 29% of total assets at December 31, 2021. The increase was primarily due to purchases of municipal bonds for $65.8 million, corporate securities of $25.8 million, and AAA and AA tranches of collateralized loan obligations of $167.2 million, partially offset by decreases in government and agency securities, including mortgage-backed securities and collateralized mortgage obligations of $6.4 million.

The Company carries “available for sale” investments at their fair market values and “held to maturity” investments at amortized cost. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable. The expected effective duration was 2.7 years for available-for-sale investments and 6.8 years for held-to-maturity investments at September 30, 2022, as compared to 3.2 years for available-for-sale investments at December 31, 2021.

In the second and fourth quarters of 2022 the Company transferred $162.1 million and $198.3 million, respectively of “available for sale” investments to “held to maturity”. Those securities were transferred at fair market value on the date of the transfer. The transfer was initiated to reduce the effect of potential future rate increases on the available-for-sale portfolio, mark-to-market, other comprehensive income and equity. See Note 9, Investment Securities for additional information.

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2022		December 31, 2021
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$3,955	0.32%	$1,574	0.16%
Mortgage-backed securities	191,022	15.59%	306,727	31.52%
State and political subdivisions	320,729	26.17%	304,268	31.26%
Corporate bonds	54,336	4.43%	28,529	2.93%
Collateralized loan obligations	499,392	40.74%	332,216	34.13%
Total available for sale	1,069,434	87.25%	973,314	100.00%
Held to maturity
U.S. government agencies	6,113	0.50%	—	0.00%
Mortgage-backed securities	100,792	8.23%	—	0.00%
State and political subdivisions	49,306	4.02%	—	0.00%
Total held to maturity	156,211	12.75%	—	0.00%
Total securities	$1,225,645	100.00%	$973,314	100.00%

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, customer repurchase agreements, and other purposes as required or permitted by law totaled $175.5 million at September 30, 2022 and $167.2 million at December 31, 2021, leaving $1.05 billion in unpledged debt securities at September 30, 2022 and $806.1 million at December 31, 2021. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $34.6 million at September 30, 2022 and $47.0 million at December 31, 2021.

LOAN AND LEASE PORTFOLIO

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances in the table are after deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs. While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Real estate:
1-4 family residential construction	$—	—	$21,369	1.08%
Other construction/land	18,255	0.91%	25,299	1.28%
1-4 family - closed-end	421,136	21.10%	289,457	14.65%
Equity lines	21,441	1.07%	26,588	1.35%
Multi-family residential	69,569	3.49%	53,458	2.71%
Commercial real estate - owner occupied	324,715	16.27%	334,446	16.93%
Commercial real estate - non-owner occupied	894,213	44.80%	882,888	44.69%
Farmland	117,559	5.89%	106,706	5.40%
Total real estate	1,866,888	93.52%	1,740,211	88.09%
Agricultural	31,528	1.58%	33,990	1.72%
Commercial and industrial	70,844	3.55%	109,791	5.56%
Mortgage warehouse lines	46,554	2.33%	101,184	5.12%
Consumer loans	4,202	0.21%	4,550	0.23%
Total loans and leases	2,020,016	101.19%	1,989,726	100.72%
Allowance for credit losses on loans	(23,790)	(1.19)%	(14,256)	(0.72)%
Total loans and leases, net	$1,996,226	100.00%	$1,975,470	100.00%

Net loans and leases at $2.0 billion, increased $22.6 million during the first nine months of 2022 with an overall 1% change. The increase was primarily a result of an increase in 1-4 family residential real estate loans, mostly from the purchase of $173.1 million in high quality fixed-rate jumbo mortgage loans. Other positive variances from organic growth included a $10.8 million increase in ag real estate, a $16.2 million increase in multi-family real estate, and an increase of $4.1 million in commercial real estate. Negatively impacting these positive variances were loan paydowns and maturities resulting in net declines in many categories even with solid loan production. In particular there was a $28.3 million net decrease in construction loans, a $38.4 million decrease in commercial and industrial loans, and a $54.6 million unfavorable variance in mortgage warehouse loans. Further, SBA PPP loan forgiveness resulted in a $27.6 million decline in loan balances, included in the commercial and industrial variance noted above.

The following table presents a roll forward of the Company’s gross loan balances for each of the periods noted:

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:			For the nine months ended:
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Gross loans beginning balance	$2,022,662	$1,983,331	$2,144,796	$1,989,726	$2,463,111
New credit extended	82,958	119,553	4,656	225,054	92,950
Loan purchases	—	46,364	122,291	173,082	122,291
Changes in line of credit utilization	(7,811)	(17,837)	(15,852)	(45,201)	(55,509)
Change in mortgage warehouse	(11,581)	956	(23,865)	(54,630)	(181,192)
Pay-downs, maturities, charge-offs and amortization (1)	(65,864)	(109,705)	(92,200)	(267,667)	(301,825)
Gross loans ending balance	2,020,364	2,022,662	2,139,826	2,020,364	2,139,826
Deferred costs and (fees), net	(348)	(1,081)	(2,612)	(348)	(2,612)
Loans, net of deferred costs and (fees)	$2,020,016	$2,021,581	$2,137,214	$2,020,016	$2,137,214

The Company’s regulatory commercial real estate concentration ratio decreased to 235% at September 30, 2022 as compared to 248% at December 31, 2021.

Unused commitments, excluding mortgage warehouse and overdraft lines, were $228.4 million at September 30, 2022, compared to $219.6 million at December 31, 2021. Total line utilization, excluding mortgage warehouse and consumer overdraft lines, was 57.9% at September 30, 2022 and 61.4% at December 31, 2021. Mortgage warehouse utilization declined significantly to 9% at September 30, 2022, as compared to 28% at December 31, 2021. It should be noted that the majority of the mortgage warehouse lines were moved to repurchase agreement lines that provide stronger credit protection to the Company, as well as more favorable regulatory capital treatment as these repurchase lines are not considered off-balance sheet commitments.

As expected, PPP loans continue to decline as borrowers receive forgiveness on these loans. There were 43 loans for $3.6 million outstanding at September 30, 2022, compared to 438 loans for $31.8 million at December 31, 2021.

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

Nonperforming assets and performing troubled debt restructurings

(dollars in thousands, unaudited)

	September 30, 2022	December 31, 2021	September 30, 2021
NON-ACCRUAL LOANS:
Real estate:
1-4 family - closed-end	$485	$1,023	$1,418
Equity lines	61	892	1,962
Commercial real estate - owner occupied	—	1,234	1,251
Farmland	18,270	—	419
TOTAL REAL ESTATE	18,816	3,149	5,050
Agriculture	7,731	378	471
Commercial and industrial	225	973	1,245
Consumer loans	—	22	22
TOTAL NONPERFORMING LOANS	26,772	4,522	6,788

Foreclosed assets	—	93	93
Total nonperforming assets	$26,772	$4,615	$6,881
Performing TDRs (1)	$4,639	$4,910	$5,509
Nonperforming loans as a % of total gross loans and leases	1.33%	0.23%	0.32%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	1.33%	0.23%	0.32%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets increased by $22.2 million, to $26.8 million during the first nine months of 2022, primarily as a result of an increase in non-accrual loan balances and the downgrade in the first quarter of 2022, consisting of one relationship in the dairy industry comprising four separate loans. These loans were written down by $1.96 million with a corresponding charge-off in the first quarter of 2022. A $1.2 million allowance for credit losses was recorded in the third quarter of 2022 based on management’s most recent estimate of net realizable value on the related collateral. The Company's ratio of nonperforming loans to gross loans increased to 1.33% at September 30, 2022 from 0.23% at December 31, 2021. All of the Company's nonperforming assets are periodically reviewed and are either well-reserved based on current loss expectations or are carried at the fair value of the underlying collateral, net of expected disposition costs and management believes the established allowance for credit loss on such loans is appropriate based primarily on recent independent appraisals.

As shown in the table, we also had $4.6 million in loans classified as performing TDRs on which we were still accruing interest as of September 30, 2022, a decrease of $0.3 million, or 6%, relative to December 31, 2021.

There were no foreclosed assets at September 30, 2022 and $0.1 million at December 31, 2021, comprised of one property classified as OREO. The property was written down to fair value less disposition costs in the second quarter of 2022 and subsequently sold in the third quarter of 2022. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $1.2 million in loans past due 30-59 days at September 30, 2022. This is a decrease of $1.0 million over the balance at December 31, 2021. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

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

Due to the uncertainty of national and local economic conditions, the Company deferred implementation of the CECL accounting method under Financial Accounting Standards Board (FASB) Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) under section 4014 of the CARES Act. The Company implemented CECL on January 1, 2022, and recorded a $10.4 million increase in the allowance for credit losses, which included a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes.

The Company's allowance for credit losses on loans and leases was $23.8 million at September 30, 2022, as compared to $14.3 million at December 31, 2021, and $15.6 million at September 30, 2021. The $9.5 million increase in the allowance for credit losses on loans and leases during the first nine months of 2022 is due to a $9.5 million one-time adjustment from the implementation of CECL on January 1, 2022, a $4.4 million provision for credit losses on loans and leases, and net loan charge-offs of $4.3 million.

The allowance for credit losses on loans and leases was 1.18% of gross loans at September 30, 2022, and 0.72% of gross loans at December 31, 2021. Management's detailed analysis indicates that the Company's allowance for credit losses on loans and leases should be sufficient to cover credit losses for the life of the loans and leases outstanding as of September 30, 2022, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the loan and lease loss allowance.

A separate allowance of $0.9 million for potential credit losses inherent in unused commitments is included in other liabilities at September 30, 2022, as compared to $0.2 million at December 31, 2021. As mentioned previously a $0.9 million one-time adjustment was recorded to the reserve for unfunded commitments on January 1, 2022 upon the implementation of CECL.

The following table summarizes activity in the credit allowance for losses on loans and leases for the noted periods:

Allowance for Credit Losses on Loans and Leases

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the year ended
	September 30,	September 30,	September 30,	September 30,	December 31,
Balances:	2022	2021	2022	2021	2021
Average gross loans and leases outstanding during period (1)	$2,021,490	$2,083,320	$1,995,274	$2,210,714	$2,169,582
Gross loans and leases outstanding at end of period	$2,020,364	$2,139,826	$2,020,364	$2,139,826	$1,989,726

Allowance for credit losses on loans and leases:
Balance at beginning of period	$22,802	$16,421	$14,256	$17,738	$17,738
Adoption of ASC 326	—	—	9,454	—	—
Provision charged to expense	1,212	(600)	4,360	(2,450)	(3,650)
Charge-offs
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	—	—	—
1-4 family - closed-end	—	—	—	—	—
Equity lines	—	—	—	12	12
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	233	233
Commercial real estate- non-owner occupied	—	—	1,911	—	—
Farmland	—	—	1,958	—	—
Total real estate	—	—	3,869	245	245
Agricultural	—	—	212	50	50
Commercial and industrial	84	52	244	129	159
Consumer loans	372	274	984	606	946
Total	$456	$326	$5,309	$1,030	$1,400
Recoveries
Real estate
1-4 family residential construction	—	—	—	—	—
Other construction/land	—	—	259	328	328
1-4 family - closed-end	—	(84)	87	(78)	(67)
Equity lines	—	25	12	25	25
Multi-family residential	—	—	—	—	—
Commercial real estate- owner occupied	—	—	—	233	233
Commercial real estate- non-owner occupied	—	—	—	82	82
Farmland	—	—	—	—	—
Total real estate	—	(59)	358	590	601
Agricultural	—	—	—	—	—
Commercial and industrial	36	11	118	203	223
Consumer loans	196	170	553	566	744
Total	$232	$122	$1,029	$1,359	$1,568
Net loan charge offs (recoveries)	$224	$204	$4,280	$(329)	$(168)
Balance at end of period	$23,790	$15,617	$23,790	$15,617	$14,256

RATIOS
Net charge-offs (recoveries) to average loans and leases (annualized)	0.04%	0.04%	0.29%	(0.02)%	(0.01)%
Allowance for credit losses on loans and leases to gross loans and leases at end of period	1.18%	0.73%	1.18%	0.73%	0.72%
Allowance for credit losses on loans and leases to nonperforming loans	88.86%	230.07%	88.86%	230.07%	315.26%
Net loan charge-offs (recoveries) to allowance for credit losses on loans and leases at end of period	0.94%	1.31%	17.99%	(2.11)%	(1.18)%
Net loan charge-offs (recoveries) to provision for credit losses on loans and leases	18.48%	(34.00)%	98.17%	13.43%	4.60%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s credit allowance for losses on loans and leases at September 30, 2022 represents Management’s best estimate of expected losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $798.8 million at September 30, 2022 and $560.7 million at December 31, 2021, representing approximately 40% of gross loans outstanding at September 30, 2022 and 28% at December 31, 2021. Included in unused commitments are mortgage warehouse lines which are mostly in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $488.4 million at September 30, 2022 and $272.8 million at December 31, 2021. The increase in unused commitments on mortgage warehouse lines is due in large part to the decrease in funded commitments due to the impact of recent interest rate increases. Unused commitments exclusive of mortgage warehouse lines have increased $8.8 million or 4% for the first nine months of 2022 and are due to an increase in new lines of credit. The Company also had undrawn letters of credit issued to customers totaling $2.9 million at September 30, 2022 and December 31, 2021. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain local agency deposits which totaled $51.6 million at September 30, 2022. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into investments or loans, subject to the bank’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $82.3 million at September 30, 2022 relative to $63.1 million at December 31, 2021.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.9 million during the first nine months of 2022, to $22.7 million. This decline was primarily a result of normal depreciation, the disposal of obsolete equipment, net of new purchases.

Goodwill was $27.4 million at September 30, 2022, unchanged during the first nine months of 2022. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. A Goodwill impairment test was last performed during the fourth quarter 2021 and determined that no impairment existed. There have been no triggering events in the first nine months of 2022 that would require the Company to perform a Goodwill impairment test, however the Company will continue to monitor its Goodwill for potential impairment.

Bank-owned life insurance, with a balance of $52.1 million at September 30, 2022, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$1,118,245	38.76%	$1,084,544	38.98%
Interest bearing demand deposits	187,467	6.50%	129,783	4.67%
NOW	545,001	18.89%	614,770	22.10%
Savings	481,882	16.70%	450,785	16.21%
Money market	140,620	4.87%	147,793	5.31%
Time	332,253	11.51%	293,897	10.57%
Brokered deposits	80,000	2.77%	60,000	2.16%
Total deposits	$2,885,468	100.00%	$2,781,572	100.00%

Deposit balances reflect net growth of $103.9 million, or 4%, during the first nine months of 2022. Time deposits were $332.3million at September 30, 2022 as compared to $293.9 million at December 31, 2021. Most of the increase in time deposits was for the Prime Index Certificate of Deposit account that is floating rate and pays the current Wall Street Journal Prime rate minus a spread of 325 to 400 basis points, with a minimum rate of 20 basis points. Brokered deposits increased $20.0 million or 33% to $80.0 million at September 30, 2022 as compared to $60.0 million at December 31, 2021. Non-maturity deposit growth of $45.5 million for the first nine months of 2022 was primarily the result of increases in balances of existing customers as the total number of customers was relatively unchanged.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth. In particular, the Company’s ratio of noninterest-bearing deposits to total deposits was 38.8% at September 30, 2022 as compared to 39.0% at December 31, 2021.

OTHER INTEREST-BEARING LIABILITIES

The Company’s non-deposit borrowings may, at any given time, include fed funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank, advances from the Federal Reserve Bank, securities sold under agreements to repurchase, subordinated notes and/or junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.

Total non-deposit interest-bearing liabilities increased by $108.4 million, during the first nine months of 2022 primarily due to an increase in customer repurchase agreements and overnight borrowings. Repurchase agreements totaled $112.0 million at September 30, 2022 relative to a balance of $106.9 million at year-end 2021. Repurchase agreements represent “sweep accounts”, where certain customers have elected to have their commercial deposit balances above a specified threshold transferred at the close of each business day into non-deposit investments accounts. The balance in the investment account is used to have the customer purchase securities or a perfected interest in specifically identified pledged securities from the bank, which are then repurchased by the bank from the customer the next business day. FHLB advances comprised all of the $103.1 million in overnight borrowings at September 30, 2022 relative to no like borrowings at year-end 2021.

The Company had Long term debt totaling $49.2 million and $49.1 million at September 30, 2022 and December 31, 2021, respectively, in the form of 3.25% fixed – floating subordinated debt with a ten-year maturity and junior subordinated debentures totaling $35.4 million at September 30, 2022 and $35.3 million at December 31, 2021, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NONINTEREST BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $51.1 million at September 30, 2022 as compared to $35.4 million at December 31, 2021, an increase of $15.7 million or 44%. The increase was primarily driven by the Company’s investment commitment in a $2.6 million low-income housing tax credit fund, a $5.0 million investment commitment in a FinTech Fund and $6.8 million in unsettled investment security transactions.

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

At September 30, 2022 and December 31, 2021, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	September 30, 2022	December 31, 2021
Cash and cash equivalents	$86,683	$257,528
Unpledged investment securities	1,041,115	806,132
Excess pledged securities	34,606	47,024
FHLB borrowing availability	724,047	787,519
Unsecured lines of credit	305,000	305,000
Funds available through fed discount window	34,235	50,608
Totals	$2,225,686	$2,253,811

In addition to the above sources, the Company could obtain brokered deposits, obtain deposits via deposit listing services, or offer higher rate time deposits within our market.

Cash and cash equivalents during the first nine months of 2022, declined $170.8 million due to increases in investment securities, mostly in the form of collateralized loan obligations.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at September 30, 2022 and December 31, 2021. Other sources of liquidity include the brokered deposit market, deposit listing services, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs and that its liquidity has not been adversely impacted by COVID-19.

The Company’s primary liquidity ratio and net loans to deposits were 39.12% and 70.01%, respectively, at September 30, 2022, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at September 30, 2022, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of September 30, 2022, the holding company maintained a cash balance of $12.4 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 which was filed with the SEC.

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

In the second quarter of 2022, the Company reclassified $162.1 million of securities that have the highest level of volatility to changes in interest rates from available-for-sale to held-to-maturity to mitigate the impact on tangible capital.

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

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	September 30, 2022		September 30, 2021
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	6.4%	$8,374	16.1%	$17,379
+300	5.0%	$6,497	13.2%	$14,317
+200	3.6%	$4,729	9.8%	$10,592
+100	2.2%	$2,917	5.7%	$6,188
Base
-100	(5.6)%	$(7,353)	(11.0)%	$(11,936)
-200	(11.9)%	$(15,551)	N/A	N/A

For the periods ending September 30, 2022 and September 30, 2021, management believes that the Company was asset sensitive, with net income increasing in a rising rate environment in all scenarios but declining in the down shocks. There is a change in the magnitude of the Company’s asset sensitivity based on its interest rate risk model at September 30, 2022 as compared to September 30, 2021, due to the level of overnight cash held with the Federal Reserve Bank. The Company had $3.2 million in overnight cash at September 30, 2022 as compared to $355.0 million at September 30, 2021; this reduction in excess funds tempered the degree in which net interest income would increase in the up shocks over the two quarterly comparisons presented. In the up 400 basis point shock scenario, expected net interest income over the next twelve months increases $8.4 million, or 6%, to $140.0 million at September 30, 2022 compared to an 16.1% increase or $17.4 million for the same period in 2021.

The change in net interest income is similar for the up 100, 200, 300, and 400 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to improve by $2.9 million, or 2%, relative to a stable interest rate scenario, with the favorable variance increasing marginally as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates, net interest income would drop $7.4 million or a negative variance of 6%. The change in net interest income in the down 200 basis point scenario is a decrease of $15.6 million or 12%. All interest rate shock scenarios are within our internal policy guidelines, and we will continue to monitor our interest rate risk profile and implement remedial changes if deemed appropriate.

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

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank where we model the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When a static balance sheet and a stable interest rate environment are assumed, projected annual net interest income is $6.9 million lower than in our standard simulation.

The modeled economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time, as is evident in the tables below for the periods ending September 30, 2022 and 2021, respectively, as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

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

Our EVE increased in the past twelve months primarily driven by an increase in deposits and an increase in deposit values. The tables below show estimated changes in the Company’s EVE as modeled under different interest rate scenarios relative to the base case:

	September 30, 2022		September 30, 2021
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	9.3%	$68,762	38.1%	$218,354
+300	7.7%	$56,711	35.7%	$204,153
+200	5.4%	$39,603	29.9%	$171,390
+100	2.4%	$17,782	17.6%	$100,607
Base
-100	(14.4)%	$(106,169)	(23.1)%	$(132,270)
-200	(31.1)%	$(229,698)	N/A	N/A

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

CAPITAL RESOURCES

The Company had total shareholders’ equity of $295.1 million at September 30, 2022, comprised of $112.1 million in common stock, $4.5 million in additional paid-in capital, $239.5 million in retained earnings, and accumulated other comprehensive loss of $61.0 million. At the end of 2021, total shareholders’ equity was $362.5 million. The decrease in equity during the first nine months of 2022 is due to net income of $26.5 million, offset by a $10.4 million dividend paid to shareholders, $4.9 million in share repurchases, a $72.2 million unfavorable swing in other comprehensive income/(loss) due principally to changes in investment securities' fair value and a $7.3 million decrease in retained earnings due to the cumulative effect of a change in accounting principal from the implementation of CECL, topic 326. The remaining difference is related to stock options exercised and restricted stock compensation recognized during the quarter.

The Company’s strong liquidity position enabled the transfer of $162.1 million of “available-for-sale” investment securities to “held-to-maturity” classification effective April 1, 2022. The transfer was initiated to reduce the effect of future rate increases on the available-for-sale portfolio, mark-to-market adjustments, comprehensive income and equity.

The Company approved a new share repurchase program on October 20, 2022 (the 2022 Share Repurchase Plan) that is effective upon the expiration of the prior 2021 Share Repurchase Plan on October 31, 2022. The 2022 Share Repurchase Plan authorizes 630,000 shares to be repurchased and expires on October 31, 2023. Under the 2021 Share Repurchase Program, there were 182,562 shares repurchased in the first nine months of 2022.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	September 30,	December 31,	to be	Community Bank
	2022	2021	Well Capitalized (1)	Leverage Ratio (2)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	11.54%	11.31%	8.50%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	10.45%	10.43%	8.50%	N/A
(1)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(2)	If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.
(3)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first nine months of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal proceedings in various points of the legal process arising from transactions conducted in the ordinary course of business. In the opinion of Management, in consultation with legal counsel, it is not probable that current legal actions will result in an unfavorable outcome that has a material adverse effect on the Company’s consolidated financial condition, results of operations, comprehensive income, or cash flows. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s consolidated financial position, results of operations, comprehensive income/(loss), or cash flows.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In October 2022 the Board approved the 2022 Share Repurchase Plan by authorizing 630,000 shares of common stock for repurchase and expires on October 31, 2023. There were 370,000 shares purchased under the 2021 Share Repurchase Plan which had authorized 1,000,000 shares of common stock for repurchase and expired on October 31, 2022.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
10.1	Salary Continuation Agreement for James C. Holly (5)*
10.2	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.6	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.7	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.8	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.9	2007 Stock Incentive Plan (9)
10.10	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.11	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.14	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.15	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
10.16	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.17	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.18	2017 Stock Incentive Plan (13)*
10.19	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.21	Employment agreement dated as of November 15, 2019 for Christopher Treece, Chief Financial Officer (15)*
10.22	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, Chief Administrative Officer (16)*
10.23	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (17)*
10.24	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (18)*
10.25	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on May 25, 2022 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021 and incorporated herein by reference.
(5)	Filed as Exhibit 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as Exhibits 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 3, 2022	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

November 3, 2022	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

November 3, 2022	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer