Form 10-K
period 2022-12-31
SIERRA BANCORP
filed 2023-03-09
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.            ☒

If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $296 million, based on the closing price reported to the registrant on that date of $21.73 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of March 1, 2023 was 15,198,922.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1.       BUSINESS

General

The Company

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”) and it’s subsidiaries, two special purpose entities organized to facilitate repossessed assets. The Company has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of December 31, 2022, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise. At December 31, 2022, the Company had consolidated assets of $3.6 billion (including gross loans of $2.1 billion), liabilities totaling $3.3 billion (including deposits of $2.8 billion), and shareholders’ equity of $303.6 million. The Company’s liabilities include $35.5 million in debt obligations due to its trust subsidiaries, related to TRUPS issued by those entities.

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

Our recent business activity included the establishment of an agricultural loan production office in April 2022. The Bank now maintains administrative offices, loan production offices, and 35 full-service branches in the following California locations:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue
Bakersfield:	Bakersfield California Office 4456 California Ave	Bakersfield Riverlakes Office 4060 Coffee Road	Bakersfield Ming Office 8500 Ming Avenue
Bakersfield East Hills Office 2501 Mt. Vernon Avenue
California City:	California City Office 8031 California City Blvd.
Clovis:	Clovis Office 1835 East Shaw Avenue
Delano:	Delano Office 1126 Main Street

Dinuba:	Dinuba Office 401 East Tulare Street
Exeter:	Exeter Office 1103 West Visalia Road
Farmersville:	Farmersville Office 400 West Visalia Road
Fillmore:	Fillmore Office 527 Sespe Avenue
Fresno:	Fresno Palm Office 7391 North Palm Avenue	Fresno Shaw Office 636 East Shaw Avenue	Fresno Sunnyside Office 5775 E. Kings Canyon Rd.
Hanford:	Hanford Office 427 West Lacey Boulevard
Lindsay:	Lindsay Office 142 South Mirage Avenue
Lompoc:	Lompoc Office 705 West Central Avenue
Ojai:	Ojai Office 402 West Ojai Avenue
Paso Robles:	Paso Robles Office 1207 Spring Street
Pismo Beach:	Pismo Beach Office 1401 Dolliver Street
Roseville:	Loan Production Office 915 Highland Point Dr., Ste. 160
Reedley:	Reedley Office 1095 West Manning Ave.
San Luis Obispo:	San Luis Obispo Office 500 Marsh Street
Santa Barbara:	Santa Barbara Office 21 East Carrillo Street
Santa Paula:	Santa Paula Office 901 East Main Street
Selma:	Selma Office 2450 McCall Avenue
Tehachapi:	Tehachapi Downtown Office 224 West “F” Street

Templeton: Three Rivers:	Agricultural Credit Center 613 South Main Street Three Rivers Office 40884 Sierra Drive
Tulare:	Tulare Office 246 East Tulare Avenue	Tulare Prosperity Office 1430 East Prosperity Avenue
Ventura:	Ventura Office 89 South California Street
Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street
Woodlake:	Woodlake Office 232 N. Valencia Boulevard

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

Our chief products and services relate to extending loans and accepting deposits. Our lending activities cover real estate, commercial (including small business), mortgage warehouse, agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial real estate, which includes both owner-occupied and non-owner occupied properties including office, retail, and hotel/motels, but we also offer commercial construction loans, multifamily and agricultural credit facilities among other types of real estate loans. As noted above, gross loans totaled $2.1 billion at December 31, 2022, and the percentage of our total loan and lease portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (91.4%); (ii) agricultural production loans (1.4%); (iii) commercial and industrial loans and leases, including SBA loans and Paycheck Protection Program (PPP) loans (3.8%); (iv) mortgage warehouse loans (3.2%); and (v) consumer loans (0.2%). Interest, fees, and other income on real-estate secured loans, which is by far the largest segment of our portfolio, totaled $77.7 million, or 62% of net interest plus other income in 2022, and $84.1 million, or 61% of net interest plus other income in 2021.

In addition to loans, we offer a wide range of deposit products and services for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. We attract deposits throughout our market area via referrals from existing customers, direct-mail campaigns, a customer-oriented product mix, and competitive pricing, and by offering convenient locations, drive-through banking, and various other delivery channels. We strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2022, the Company had 122,596 deposit accounts down slightly from 123,176 at December 31, 2021. Total deposits however remained unchanged at $2.8 billion at December 31, 2022, and December 31, 2021, respectively.

Our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and enable us to improve our competitive position with the development of new products and services. The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty. We hold no patents or licenses (other than licenses required by bank regulatory agencies), franchises, or concessions. We are not dependent on a single customer or group of related customers for a material portion of our core deposits. Furthermore, loan categories that could be considered to be concentrations include commercial real estate loans (59.2%); with the most concentrated segments in retail (13.4%), office space (12.6%) and loans in the hotel industry (7.6%).

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

Competition

The banking business in California is generally highly competitive, including in our market areas. Continued consolidation within the banking industry has heightened competition in recent periods, including many bank transactions within our market in 2022. There are also a number of unregulated companies competing for business in our markets, with financial products targeted at profitable customer segments. Many of those companies are able to compete across geographic boundaries and provide meaningful alternatives to banking products and services. These competitive trends are likely to continue.

With respect to commercial bank competitors, our business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. Based on June 30, 2022, FDIC combined market share data for the 29 cities within which the Company currently maintains branches, the largest portion of deposits belongs to Wells Fargo Bank with (21.6%) of total combined deposits, followed by Bank of America (16.9%), JPMorgan Chase (13.8%), and Union Bank (6.8%). Bank of the Sierra ranks fifth on the 2022 market share list with 4.6% of total deposits.

In Tulare County, however, where the Bank was originally formed, we rank second for deposit market share with 18.8% of total deposits at June 30, 2022 and had the largest number of branch locations (13), including our online branch). The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not provide directly but may offer indirectly through correspondent institutions, and by virtue of their greater capitalization those banks have legal lending limits that are substantially higher than ours. For loan customers whose needs exceed our legal lending limits, we may arrange for the sale, or participation, of some of the balances to financial institutions that are not within our geographic footprint.

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

Human Capital

As of December 31, 2022, the Company had 442 full-time and 46 part-time employees. On a full-time equivalent (“FTE”) basis staffing stood at 491 at December 31, 2022, up from 480 FTE employees at December 31, 2021.

At December 31, 2022, the population of our workforce was as follows:

Gender	% of Total
Women	76%
Men	24%

Ethnicity	% of Total
Asian	4%
Black or African American	1%
Hispanic or Latino	49%
Native Hawaiian or Other Pacific Islander	1%
Two or more races	5%
White	39%
Unspecified	1%

The Company recognizes that a diverse workforce brings fresh perspectives that can help strengthen and improve how we serve our communities.

In response to the COVID-19 pandemic, in 2020 the Company established remote work arrangements with staff in an effort to consider the health and safety of its employees. In 2022, noting efficiencies gained from these working arrangements, the Company created permanent remote and hybrid work arrangements where it was mutually feasible and presented efficiencies for the Company. At December 31, 2022, the Company had 47 employees working remotely and 157 employees working in hybrid arrangements.

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

The Company invests in its employees’ future by sponsoring and prioritizing continued education throughout its employee ranks. The Company requires certain of its employees and directors to participate in educational activities and training curriculum, which stay abreast of current compliance, human resource and enterprise risk, including cyber risk, issues. In addition, the Company provides opportunities to its employees to improve or maintain their skills in their current position as well as to enhance future opportunities at the Company. The Company's employees are notified periodically of available internal course offerings and educational seminars run by outside parties, including but not limited to the American Bankers Association and Bankers Compliance Group. Employees are also encouraged to continue their higher education at accredited colleges and universities and may receive assistance from the Company for their participation.

In order to develop a workforce that aligns with the Company’s corporate values, it regularly sponsors local community events so that its employees can better integrate themselves in communities. The Company believes that employees’ well-being and personal and professional development is fostered by outreach to the communities it serves. The Company’s employees’ desire for active community involvement enables the Company to sponsor a number of local community events and initiatives, including holiday toy and food drives, and planting trees in fire damaged areas of the National Forest, in partnership with One Tree Planted and the Sequoia conservancy in Sequoia National Park.

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

Regulation and Supervision

Banks and bank holding companies are heavily regulated by federal and state laws and regulations. Most banking regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of certain statutes, regulations and regulatory guidance affecting the Company and the Bank. This summary is not intended to be a complete explanation of such statutes, regulations and guidance, all of which are subject to change in the future, nor does it fully address their effects or potential effects on the Company and the Bank.

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

Capital Simplification for Qualifying Community Banking Organization

The federal banking agencies published a final rule on November 13, 2019, that provided a simplified measure of capital adequacy for qualifying community banking organizations. A qualifying community banking organization that opts into the community bank leverage ratio framework and maintains a leverage ratio greater than 9 percent will be considered to have met the minimum capital requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject (see below for further discussion of the requirements for well capitalized and the Prompt Corrective Action framework).

A qualifying community banking organization with a leverage ratio of greater than 9 percent may opt into the community bank leverage ratio framework if it has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures, which are not unconditionally cancelable, of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of 5 percent or less of total consolidated assets. Further, the bank must not be an advance approaches banking organization. The final rule became effective January 1, 2020 and banks that meet the qualifying criteria can elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The Company and the Bank met the criteria outlined in the final rule and opted into the community bank leverage ratio framework in the first quarter 2020.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. These agencies have adopted risk-based capital guidelines to provide a systematic analytical framework that imposes regulatory capital requirements based on differences in risk profiles among banking organizations, considers off-balance sheet exposures in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-

risk assets. Capital levels, as measured by these standards, are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

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

Tier 1 capital is generally defined as the sum of core capital elements, less the following: goodwill and other intangible assets, accumulated other comprehensive income, disallowed deferred tax assets, and certain other deductions. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program and the Emergency Capital Investment Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) “restricted” core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements. Tier 2 capital includes the following supplemental capital elements: (i) allowance for credit losses on loans and leases (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and, (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of Tier 2 capital is capped at 100% of Tier 1 capital.

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

Based on our capital levels at December 31, 2022 and 2021, the Company and the Bank met all capital adequacy requirements to which they are subject,utilizing the Capital Simplification for Qualifying Community Bank Organization. For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more of the prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total RBC Ratio of 10%; Tier 1 RBC Ratio of 8%; Common Equity Tier 1 RBC Ratio of 6.5%; and Leverage Ratio of 5%); “adequately capitalized” (Total RBC Ratio of 8%; Tier 1 RBC Ratio of 6%; Common Equity Tier 1 RBC Ratio of 4.5%; and Leverage Ratio of 4%); “undercapitalized” (Total RBC Ratio of less than 8%; Tier 1 RBC Ratio of less than 6%; Common Equity Tier 1 RBC Ratio of less than 4.5%; or Leverage Ratio of less than 4%); “significantly undercapitalized” (Total RBC Ratio of less than 6%; Tier 1 RBC Ratio of less than 4%; Common Equity Tier 1 RBC Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than or equal to 2%). A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice merits a downgrade, but no bank may be treated as “critically undercapitalized” unless its actual tangible equity to assets ratio warrants such treatment. As of December 31, 2022 and 2021, both the Company and the Bank qualified as well capitalized for regulatory capital purposes, utilizing the Capital Simplification for Qualifying Community Bank Organization.

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

Deposit Insurance

The Bank’s deposits are insured up to maximum applicable limits under the Federal Deposit Insurance Act (generally $250,000 per depositor), and the Bank is subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (the “DIF”). In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act. In August 2016 the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016 and assessment rates for most institutions were adjusted downward, but institutions with $10 billion or more in assets were assessed a quarterly surcharge which will continue until the reserve ratio reaches the statutory minimum of 1.35%. Furthermore, the restoration plan proposed an increase in the DRR to 2.00% of estimated insured deposits as a long-term goal for the fund. On September 30, 2018, the DIF ratio reached 1.36%. Because the ratio exceeded 1.35%, two deposit insurance assessment changes occurred under FDIC regulations: surcharges on large banks (total consolidated assets of $10 billion or more) ended, with the last surcharge on large banks being collected on December 28, 2018; and, banks with total consolidated assets of less than $10 billion were awarded credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. Bank of the Sierra received credits to reduce our FDIC assessments. On October 18, 2022 the FDIC adopted a final rule to increase the base deposit insurance rate uniformly by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC also concurrently maintained the Designated Reserve Ratio (DRR) for the DIF at 2.00% for 2023. The increase in assessment rate is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.

We are generally unable to control the amount of premiums that we are required to pay for FDIC deposit insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums, which could have a material adverse effect on our earnings and/or on the value of, or market for, our common stock.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank most recently received a “satisfactory” CRA assessment rating in August 2022.

On May 5, 2022, the Federal Reserve Board along with the FDIC and OCC issued a notice of proposed rulemaking on updating the three-decade-old CRA regulations. The objectives of the new rules include strengthening the achievement of the core purpose of the statute, adapting to changes in the banking industry, including mobile and online banking, providing greater clarity and consistency in the application of the regulations, tailoring performance standards to account for differences in bank size, business model, and local conditions, tailoring data collection and reporting requirements and use of existing data whenever possible, promoting transparency and public engagement, ensuring that CRA and fair lending are mutually reinforcing, and creating a consistent regulatory approach among all three banking agencies. The deadline for submitting comments on the NPR was August 5, 2022. The interagency rule has not been finalized, however the Company is monitoring this proposed rule so that our CRA efforts are in compliance with any changes to the current rules once implemented.

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

In June 2018, the California Consumer Privacy Act (“CCPA”) was signed into law, creating new privacy rights for Californians and significant new data protection obligations for businesses. The CCPA went into effect Jan. 1, 2020. California’s Office of the Attorney General has enforcement authority. The CCPAadded required notices about personal information we collect, use, share, and disclose for business purposes. The CCPA provides California residents rights regarding their personal information specifically related to exercising access, data portability and deletion rights. There are also California breach notification and disclosure requirements. In November 2020, the California Privacy Rights Act (CPRA) a ballot initiative, amending the CCPA which includes additional privacy protections for consumers, was passed. The majority of the CPRA’s provisions will be in force January 1, 2023, with a look-back to January 2022.

On November 23, 2021, the federal banking agencies issued a final rule requiring banking organizations that experience a computer-security incident to notify its primary Federal regulator of the occurrence of an event that rises to the level of a “notification incident.” Generally, a notification incident occurs when a banking organization has suffered a computer-security incident that has a reasonable likelihood of materially disrupting or degrading the banking organization or its operations. The rule requires an affected banking organization to notify its primary Federal regulator as soon as possible and no later than 36 hours after the banking organization has determined that a notification incident has occurred. The rule also requires bank service providers to notify each affected banking organization if that bank service provider experiences a computer-security incident that has caused, or is reasonably likely to cause, a material service disruption or degradation for four or more hours. The rule became effective on April 1, 2022, with a compliance date of May 1, 2022.

On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.  Presently, we do not engage in any crypto-asset related activities.

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve’s Regulation E, governs transfers initiated through automated teller machines (“ATMs”), point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions unless the customer affirmatively opts into the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check automated clearinghouse (“ACH”) and recurring debit card transactions. In November 2010 the FDIC issued its Overdraft Payment Supervisory Guidance on automated overdraft payment programs, to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations. Additionally in August 2022 the FDIC issued guidance on assessing multiple re-presentment NSF fees of the same unpaid transaction. This guidance included their supervisory approach when a violation of law is identified, as well as expectations for full corrective action. In 2022, the Company proactively issued $0.7 million in restitution payments to customers charged nonsufficient fund fees in the past five years for representments. As of the third quarter of 2022, the Company is no longer charging customers for nonsufficient fund (NSF) fees. The Company also increased the discretionary overdraft privilege amount for both commercial and consumer customers, but is limiting the number of daily overdraft fees to four per day (previously five per day) and is no longer charging a fee for continuous overdrafts (previously a $35 charge after the 10th consecutive day an account is in an overdraft position). These changes to our NSF fees, overdraft fees and discretionary overdraft privilege program are not expected to have a material impact on deposit fee income. The Company continuously evaluates its overdraft practices and monitors potential legislative and regulatory changes, as well as other regulatory guidance related to overdrafts.

Consumer Financial Protection and Financial Privacy

Dodd-Frank created the Consumer Financial Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank, although only banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, are examined for compliance by their primary federal banking agency.

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

On June 9, 2022, the DFPI’s proposed commercial financing disclosure regulations were approved, which became effective on December 9, 2022. The regulations require commercial financing providers to disclose certain information to assist small businesses in making more informed decisions, including the amount of funding the small business will receive, the Annual Percentage Rate calculated for the transaction, the term, details related to prepayment policies and an average monthly cost.

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

Commercial Real Estate Lending Concentrations

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The guidelines, as amended, are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines, as amended, establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of Tier 1 risk-based capital plus allowance for credit losses on loans and leases; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of Tier 1 risk-based capital plus allowance for credit losses on loans and leases, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period.  At December 31, 2022, the Bank’s total construction, land development and other land loans represented 5% of Tier 1 risk-based capital plus allowance for credit losses on loans and leases.  At December 31, 2022, the Bank’s total CRE loans as defined in the regulatory guidelines represented 246% of Tier 1 risk-based capital plus allowance for credit losses on loans and leases, and the Bank’s CRE loan portfolio has increased by more than 50% during the prior 36 month period.  The Bank and its board of directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the risk management of CRE under the guidelines.

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

Section 1.01 Risks Relating to the Bank and our Business

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

Economic conditions are currently stressed given higher rates and persistent inflation, although appear relatively stable in most of our local markets. Adverse developments, such as, among other things, continued inflation, health epidemics or pandemics (or expectations about them) like interest rate volatility, international trade disputes,  oil price volatility, the level of U.S. debt, including the debt ceiling, and global economic conditions, could depress business and/or consumer confidence levels, negatively impact real estate values, and otherwise lead to economic weakness which could have one or more of the following undesirable effects on our business:

●	a decrease in low-cost or noninterest bearing deposits;
●	a lack of demand for loans, or other products and services offered by us;
●	an inability to retain and recruit employees due to competition for labor;
●	increased competition for loans or other earning assets;
●	a decline in the value of our loans or other assets secured by real estate;
●	a credit impairment of our investment securities; or
●	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

Changes in interest rates could adversely affect our profitability, business and prospects. Net interest income, and therefore earnings, can be adversely affected by differences or changes in the interest rates on, or the repricing frequency of, our financial instruments. Fluctuations in interest rates can affect the demand of customers for products and services, and an increase in the general level of interest rates may adversely affect the ability of certain borrowers to make variable-rate loan payments. The speed and absolute level of increase or decrease in interest rates can have a material impact on the net interest income and economic value of equity of the Bank depending on the asset liability profile at any point in time.  In addition, different parts of the yield curve could change by different amounts causing the yield curve to steepen, flatten, or invert. The flattening or inversion of the yield curve, similar to what occurred in 2022, could have a particularly negative impact on the Company’s earnings over time. Changes in market interest rates could have a material adverse effect on the Company’s asset quality, loan origination volume, financial condition, results of operations, and cash flows. This interest rate risk can arise from Federal Reserve Board monetary policies, as well as other economic, regulatory and competitive factors that are beyond our control.

Challenges in the agricultural industry could have an adverse effect on our customers and their ability to make payments to us, particularly in view of drought conditions in California and disruptions involving international trade. Difficulties experienced by the agricultural industry have led to relatively high levels of nonperforming assets in previous economic cycles. This is due to the fact that a considerable portion of our borrowers are involved in, or are impacted to some extent by, the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities.

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

Another significant drop in oil prices could have an adverse impact on our customers and their ability to make payments to us, particularly in areas such as Kern County where oil production is a key economic driver. As we have experienced in the past, a drop in oil prices could lead to declines in property values and property taxes, particularly in Kern County, which is home to about three quarters of California’s oil production. The Company does not have direct exposure to oil producers, and our exposure via loans outstanding to borrowers involved in servicing oil companies totaled only $5.3 million at December 31, 2022. However, if cash flows are disrupted for our energy-related borrowers, or if other borrowers are indirectly impacted and/or non-oil property values decline, our level of nonperforming assets and loan charge-offs could increase. Furthermore, economic multipliers to a contracting oil industry include the prospects of a depressed residential housing market and a drop in commercial real estate values.

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

Moreover, some customers continue to be concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. At December 31, 2022, the Bank estimates it had uninsured deposits of $919 million. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings which are generally more expensive than retail deposits.

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

The value of the securities in our investment portfolio may be negatively affected by market disruptions, adverse credit events or fluctuations in interest rates, which could have a material adverse impact on capital levels. Our available-for-sale investment securities are reported at their estimated fair values, and fluctuations in fair values can result from changes in market interest rates, rating agency actions, issuer defaults, illiquid markets and limited investor demand, among other things.  Under current accounting rules we directly increase or decrease accumulated other comprehensive income in shareholders’ equity by the amount of the change in fair value, net of the tax effect. Because of the size of our fixed income bond portfolio relative to total assets, a relatively large increase in market interest rates, in particular, could result in a material drop in fair values and, by extension, our capital. At December 31, 2022, we had total other comprehensive losses of $67.7 million primarily as a result of unrealized losses in our securities portfolio. The Company has a significant amount of Collateralized Loan Obligations; a change in credit events, demand or other factors could decrease the spread to the index which could have a negative impact in the value of those bonds. Non-government and non-US agency investment securities that have an amortized cost in excess of their current fair value at the end of a reporting period are also evaluated for potential credit impairment. If such credit impairment is indicated, the difference between the amortized cost and the fair value of those securities will be recorded as a charge in our income statement, which could also have a material adverse effect on our results of operations and capital levels.

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title. Approximately 91.4% of our loan portfolio at December 31, 2022, consisted of real estate loans. In the normal course of business we may foreclose and take title to real estate collateral, and could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Section 1.02 Risks Related to our Loans

Concentrations of real estate loans have negatively impacted our performance in the past, and could subject us to further risks in the event of another real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2022, 91.4% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio had real estate collateral as a secondary source of repayment or as an abundance of caution. Loans on commercial buildings represented approximately 64.7% of all real estate loans, while construction/development and land loans were 1.0%, loans secured by residential properties accounted for 27.1%, and loans secured by farmland were 6.1% of real estate loans. The Company’s $19.6 million balance of nonperforming assets at December 31, 2022, is mostly comprised of nonperforming real estate loans .

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

Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks. Commercial and agricultural real estate, commercial construction and land development, and commercial and industrial loans and leases (including agricultural production loans but excluding mortgage warehouse loans), which comprised approximately 70.8% of our total loan portfolio as of December 31, 2022, expose the Company to a greater risk of loss than residential real estate and consumer loans, which were a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve relatively large balances to a borrower or a group of related borrowers, and an adverse development with respect to a larger commercial loan relationship would expose us to greater risk of loss than would issues involving a smaller residential mortgage loan or consumer loan.

Moreover, banking regulators give commercial real estate loans extremely close scrutiny due to risks relating to the cyclical nature of the real estate market and risks for lenders with high concentrations of such loans. The regulators require banks with relatively high levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing.  If the CRE concentration risk is not properly managed, it could result in higher allowances for possible loan and lease losses. Expectations for higher capital levels have also emerged. Any required increase in our allowance for credit losses on loans and leases could adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact financial performance measures including earnings per share and return on equity.

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

Repayment of our commercial loans is often dependent on the cash flows of the borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2022, we had $105.9 million, or 5.2% of total loans, in commercial loans and leases (including SBA PPP loans, agricultural production loans but excluding mortgage warehouse loans). Commercial lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily extended based on the cash flows of the borrowers, and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of such collateral in the event of default is often an insufficient source of repayment for a number of reasons, including uncollectible accounts receivable and obsolete or special-purpose inventories, among others.

Nonperforming assets adversely affect our results of operations and financial condition, and can take significant time to resolve. Our nonperforming loans may return to elevated levels, which would negatively impact earnings, possibly in a material way depending on the severity. We do not record interest income on non-accrual loans, thereby adversely affecting income levels. Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to record the collateral at its fair market value less estimated selling costs, which may result in charges against our allowance for credit losses on loans and leases if that value is less than the book value of the related loan. Additionally, our noninterest expense has risen materially in adverse economic cycles due to the costs of reappraising adversely classified assets, write-downs on foreclosed assets resulting from declining property values, operating costs related to foreclosed assets, legal and other costs associated with loan collections, and various other expenses that would not typically be incurred in a normal operating environment. A relatively high level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We have utilized various techniques such as loan sales, workouts and restructurings to manage our problem assets. Deterioration in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires a significant commitment of time from Management and Staff, which can be detrimental to their performance of other responsibilities. There can be no assurance that we will avoid increases in nonperforming loans in the future.

We may experience credit losses in excess of our allowance for such losses. We endeavor to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. At December 31, 2022, we established an allowance for estimated credit losses on loans and leases in our accounting records based on:

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

The allowance for credit losses can be affected by changes in economic forecasts, especially national employment rates; changes in actual loan prepayment speeds, actual levels of charge-offs, changes to the level of nonaccrual loans, and changes to management’s estimate of items not otherwise considered as part of the quantitative calculation of the allowance. At any given date, we maintain an allowance for credit losses on loans and leases that we believe is adequate to absorb specifically identified probable losses as well as any other losses inherent in our loan portfolio as of that date. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any given time there may be loans in our portfolio that could result in losses but have not been identified as nonperforming or potential problem loans. We cannot be sure that we will identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on loans that have been so identified. In addition, the FDIC and the DFPI, as part of their supervisory functions, periodically review our allowance for credit losses on loans and leases. Such agencies may identify additional considerations for us to address with respect to our allowance for credit losses which may cause us to increase our allowance for credit losses.

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

Section 1.03 Risks Related to our Management

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

Section 1.04 Risks Related to our Other Accounting Estimates

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

There are risks resulting from the extensive use of models. We rely on quantitative models to measure risks and estimate certain financial values. Models may be used to measure interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, assisting with identifying compliance risk, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models could result in business decisions made based on the use of models being adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes and new experiences or events which are not part of historical experience could significantly increase model imprecision and reliability. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables upon which we rely. Our reliance on models continues to increase as rules, guidance and expectations change including the additional model used in the determination of our allowance for credit losses, which we adopted on January 1, 2022.

Section 1.05 Risks Related to our Growth Strategy

Growing by acquisition entails integration and certain other risks, and our financial condition and results of operations could be negatively affected if our expansion efforts are unsuccessful or we fail to manage our growth effectively. In addition to organic growth and the establishment of de novo branches, over the past several years we have engaged in expansion through acquisitions of branches and whole institutions. We may reestablish this growth strategy, within our current footprint and/or via geographic expansion, but there are risks associated with any such expansion. Those risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, being unable to profitably deploy assets acquired in the transaction, and regulatory compliance risks. To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership. If the subsidiary’s CRA rating is downgraded to less than satisfactory in the future, it could negatively affect the Company’s acquisition strategy as the CRA requires the banking agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies.

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

Section 1.06 Legislative and Regulatory Risks

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

Our expenses could increase as a result of increases in FDIC insurance premiums or other regulatory assessments. The FDIC charges insured financial institutions a premium to maintain the DIF at a certain level. In the event that deteriorating economic conditions increase bank failures, the FDIC ensures payments of deposits up to insured limits from the DIF. In 2022, the FDIC announced an increase in rates in 2023, Therefore, the Bank’s FDIC insurance assessments are expected to increase as a result of this recent change. There can be no assurance that the FDIC will not further increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

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

We derive fee income from charging customers for fees that could be subject to increased scrutiny by the regulators.  There has been increased scrutiny of certain fees charged to consumers, including overdrafts in recent years. Changes to the Company’s overdraft practices as a result of changes in regulations or rules impact the collection of overdraft or insufficient fund fees could negatively impact the Company’s earnings.  In 2022, the Company recognized $4.6 million of income from overdraft fees which could be impacted due to changes in the way overdraft fees are charged. In addition, the Company has a significant level of income from money service businesses. In 2022, the Company recognized approximately $2.0 million in service charges and fees related to money service businesses, excluding $1.9 million in analysis fees. Changes in regulatory oversight of money service businesses could negatively impact the Company’s number of money service businesses it serves and the related income from such customers.

Section 1.07 Risks Related to our Common Stock

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

The stock market and, more specifically, the market for financial institution stocks, has experienced significant volatility in the past including 2021 and 2022. As a result, the market price of our common stock has at times been unpredictable and could be in the future, as well. The capital and credit markets have also experienced volatility and disruption over the past several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and adversely impacted credit availability for certain issuers without regard to the issuers’ underlying financial strength.

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

The Company relies heavily on the payment of dividends from the Bank. At December 31, 2022, the holding company had $26.1 million in cash available. While this cash is sufficient to cover cash flow needs over the course of the next several quarters the Company’s long-term ability to meet debt service requirements and pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. If (i) any capital requirements are increased; and/or (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This would reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid, and the frequency and amount of such dividends will also depend on the financial condition and performance of the Bank and the decision of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options or issuance of restricted stock. The shares of our common stock do not have preemptive rights, which means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue up to 24,000,000 shares of common stock, and as of December 31, 2022, we had 15,170,372 shares of common stock outstanding. Except for certain limitations imposed by Nasdaq, nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. Furthermore, when our directors and officers exercise in-the-money stock options or receive restricted stock units, your ownership in the Company is diluted. As of December 31, 2022, there were outstanding options to purchase an aggregate of 352,249 shares of our common stock with an average exercise price of $25.06 per share. There were also 175,619 shares of restricted stock units outstanding which vest over periods ranging from 1 year to 5 years from initial issuance. At the same date there were an additional 382,006 shares available to grant under our 2017 Stock Incentive Plan.

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

Section 1.08 Risks Related to the Business of Banking in General

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      PROPERTIES

The Company’s administrative headquarters is housed in a 37,000 square foot, three-story office building located at 86 North Main Street, Porterville, California, and our main office consists of a one-story brick building located at 90 N. Main Street, Porterville, California, adjacent to our administrative headquarters. Both of those buildings are situated on unencumbered property owned by the Company. The Company also owns unencumbered property on which 17 of our other offices are located, namely the following branches: Bakersfield Ming, California City, Dinuba, Exeter, Farmersville, Fresno Shaw, Hanford, Lindsay, Lompoc, Porterville West Olive, San Luis Obispo, Santa Paula, Tehachapi Downtown, Three Rivers, Tulare, Visalia Mooney and Woodlake. The remaining branches, as well as our technology center, loan production offices in Roseville and Templeton, and remote ATM locations, are leased from unrelated parties. Management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

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

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information available via public sources:

	Sale Price Of The Company's		Approximate Trading
Calendar	Common Stock		Volumes
Quarter End	High	Low	Shares
March 31, 2022	28.92	24.80	2,239,100
June 30, 2022	25.15	20.77	1,887,200
September 30, 2022	22.99	19.62	1,560,800
December 31, 2022	22.53	19.72	1,869,800

(b)     Holders

As of January 31, 2023 there were an estimated 7,018 shareholders of the Company’s Common Stock. There were 758 registered holders of record on that date, and per Broadridge, an investor communication company, there were 6,260 beneficial holders with shares held under a street name, including “objecting beneficial owners” whose names and addresses are unavailable. Since some holders maintain multiple accounts, it is likely that the above numbers overstate the actual number of the Company’s shareholders.

(c)     Dividends

The Company paid cash dividends totaling $13.9 million, or $0.92 per share in 2022 and $13.2 million, or $0.87 per share in 2021, which represents 41% of annual net earnings for 2022 and 31% for 2021. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, in the past when many of our peers elected to suspend dividend payments, the Company’s Board determined that we should continue to pay a certain level of dividends without regard to peer payout ratios, as long as our core operating performance was adequate and policy or regulatory restrictions did not preclude such payments. That said, no assurance may be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

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

(d)     Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2022 with respect to stock options and restricted stock units outstanding, and available under our 2017 Stock Incentive Plan and the now-terminated 2007 Stock Incentive Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Vesting of Restricted Stock Units	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	175,619	175,619	$—	382,006

(e)     Performance Graph

Below is a five-year performance graph comparing the cumulative total return on the Company’s common stock to the cumulative total returns of the Nasdaq Composite Index (a broad equity market index), the S&P Bank Index, and the S&P $1 billion to $5 billion Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2017 and the reinvestment of dividends.

Total Return Performance
Sierra Bancorp
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks Index
Index Value
250
200
150
100
50
43100
43465
43830
44196
44561
44926

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Sierra Bancorp	100.00	92.56	115.32	98.37	115.63	94.14
Nasdaq Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. SmallCap Banks Index	100.00	83.44	104.69	95.08	132.36	116.69
S&P U.S. BMI Banks Index	100.00	83.54	114.74	100.10	136.10	112.89

Source: S&P Global Market Intelligence

(f)     Stock Repurchases

On October 20, 2022 the Board approved the 2022 Share Repurchase Plan by authorizing 630,000 shares of common stock for repurchase and expires on October 31, 2023. There were 370,000 shares purchased under the 2021 Share Repurchase Plan which had authorized 1,000,000 shares of common stock for repurchase and expired on October 31, 2022. There were no stock repurchase transactions during the fourth quarter of 2022 and all 630,000 shares of common stock authorized under the 2022 Share Repurchase Plan remain available for repurchase at the end of 2022.

ITEM 6.	[RESERVED]

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2022 and 2021, and the results of operations for each year in the three-year period ended December 31, 2022. The discussion is best read in conjunction with the Company’s consolidated financial statements and the notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Critical accounting estimates are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting estimates deal primarily with the following areas: the establishment of an allowance for credit losses on loans and leases, as explained in detail in Note 2 to the consolidated financial statements and in the “Provision for Credit Losses on Loans and Leases” and “Allowance for Credit Losses on Loans and Leases” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 2 to the consolidated financial statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in Note 2 to the consolidated financial statements and in the “Other Assets” section of this discussion and analysis. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to those areas.

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data
(dollars in thousands, except per share data)
	As of and for the years ended December 31,
Operating Data	2022	2021	2020
Provision for income taxes	11,256	14,187	11,079
Net income	33,659	43,012	35,444
Selected Balance Sheet Summary
Total loans and leases, net	2,029,757	1,973,605	2,442,226
Total assets	3,608,590	3,371,014	3,220,742
Total deposits	2,846,164	2,781,572	2,624,606
Total liabilities	3,305,008	3,008,520	2,876,846
Total shareholders' equity	303,582	362,494	343,896
Net loans to total deposits	71.32%	70.95%	93.05%
Per Share Data
Net income per basic share	2.25	2.82	2.33
Net income per diluted share	2.24	2.80	2.32
Book value	20.01	23.74	22.35
Cash dividends	0.93	0.87	0.80
Weighted average common shares outstanding basic	14,955,756	15,241,957	15,216,749
Weighted average common shares outstanding diluted	15,022,755	15,353,445	15,280,325
Key Operating Ratios:
Performance Ratios: (1)
Return on average equity	10.66%	12.05%	10.80%
Return on average assets	0.97%	1.29%	1.22%
Average equity to average assets ratio	9.06%	10.72%	11.28%
Net interest margin (tax-equivalent)	3.47%	3.56%	3.95%
Efficiency ratio (tax-equivalent) (4)	60.16%	59.92%	57.18%
Asset Quality Ratios: (1)
Non-performing loans to total loans (2)	0.95%	0.23%	0.31%
Non-performing assets to total loans and other real estate owned (2)	0.95%	0.23%	0.35%
Net (recoveries) charge-offs to average loans	0.58%	(0.01%)	0.04%
Allowance for credit losses on loans and leases to total loans at period end	1.12%	0.72%	0.72%
Allowance for credit losses on loans and leases to nonaccrual loans	117.78%	315.26%	233.46%
Regulatory Capital Ratios: (3)
Tier 1 capital to adjusted average assets (leverage ratio)	10.30%	10.43%	10.50%
(1)	Asset quality ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.
(2)	Performing TDR’s are not included in nonperforming loans and are therefore not included in the numerators used to calculate these ratios.
(3)	For definitions and further information relating to regulatory capital requirements, see “Item 1, Business - Supervision and Regulation - Capital Adequacy Requirements” herein.
(4)	The efficiency ratio is a non-GAAP measure and is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

The Company recognized net income of $33.7 million in 2022 relative to $43.0 million in 2021 and $35.4 million in 2020. Net income per diluted share was $2.24 in 2022, as compared to $2.80 in 2021 and $2.32 for 2020. The Company’s return on average assets and return on average equity were 0.97% and 10.66%, respectively, in 2022, as compared to 1.29% and 12.05%, respectively, in 2021 and 1.22% and 10.80%, respectively, for 2020. Our financial results for 2022 were negatively impacted by a higher level of provisioning for credit losses on loans and leases, as discussed in greater detail in the applicable sections below. The following is a summary of the major factors that impacted the Company’s results of operations for the years presented in the consolidated financial statements.

●	Net interest income improved by 1% in 2022 over 2021 due to both growth and mix of earning assets partially offset by an increase in the cost of interest-bearing liabilities, and 4% in 2021 over 2020, due primarily to a lower cost of interest-bearing liabilities and growth in earning assets, partially offset by lower yields on earning assets. The increase in average earning assets in 2022 over 2021 was due primarily to purchases of investment securities, partially offset by decreases in the average balance of loans. We experienced an increase of $13.5 million in real estate loans primarily driven by the purchase of $173.1 million in high quality 1-4 family residential real estate loans, while all other loan categories declined due to pay-downs, maturities, charge-offs and reduced credit line utilization. The positive impact of average asset growth in 2022 along with a 15 bps increase in yield was negatively impacted by a 39 bps increase in yield on interest bearing liabilities due to certificates of deposits and shifting from a net sold position to a net purchased position. The net interest margin in 2022 was 9 bps lower than 2021.
●	The increase in average earning assets in 2021 over 2020 was due primarily to a $207.7 million increase in average balance of real estate loans, partially offset by decreases in all of the other loan categories. We experienced a $73.3 million decline in average mortgage warehouse line utilization, and a $26.0 million decline in commercial loans mostly due to the forgiveness of SBA PPP loans. The increase in real estate loans was primarily driven by the purchase of $208.0 million in 1-4 family residential real estate loans during the second half of 2021. These loan purchases were made due to turnover of lending staff while the Company recruited new lending teams across the footprint. The positive impact of average asset growth in 2021 was augmented by a 10 bps decrease in yield on interest bearing liabilities. These two favorable impacts on margin were partially offset by a 46 basis point decline in yield on interest earning assets. The net interest margin in 2021 was 39 bps lower than 2020. Net interest income has also been impacted by nonrecurring interest items, which added $1.6 million to interest income in 2022 relative to $3.5 million in 2021 and $1.2 million in 2020.
●	We recorded a provision for credit losses on loans and leases of $10.9 million in 2022, as compared to a $3.7 million benefit in 2021 and $8.6 million provision in 2020. The 2022 provision for credit losses on loans and leases loss benefit arose from the impact of $11.5 million in net charge-offs during the year ending 2022. The elevated net charge-offs were mostly due to two loan relationships; one dairy loan relationship with total charge-offs of $8.7 million and a single office building loan relationship that was sold at a $1.9 million discount due to an increased risk of default that would have likely led to a prolonged collection period. Refer to the discussion on loan services expense below, for more detailed information regarding the dairy loan relationship and events subsequent to year end 2022 regarding disposition of those assets. The 2021 loan and lease loss benefit arose from our determination of the appropriate level for our allowance for loan and lease losses and was driven by declines in loan balances coupled with improved credit quality of existing loan balances and the influence of lower historical loan and lease losses. We considered the continued uncertainty surrounding the estimated impact that COVID-19 has had on the economy and our loan customers overall, making appropriate changes to the qualitative loss factors governing these areas.
●	Noninterest income increased by $2.7 million, or 10%, in 2022, and by $1.9 million or 7%, in 2021 over 2020. The increase in 2022 was primarily due to a $0.7 million increase in service charge income, $1.5 million in gains on the sale of investment securities, a $0.8 million favorable change in other small business partnership expenses, and $3.2 million in gains on the sale of other assets. These favorable variances were partially offset by a $3.7 million unfavorable fluctuation in income on Bank-Owned Life Insurance (BOLI) associated with deferred compensation plans. The increase in 2021 was primarily due to a $1.5 million increase in debit card interchange income, a $0.3 million increase in life insurance proceeds, a decrease of $0.7 million in low-income housing tax credit fund amortization, an increase of $0.4 million in the valuation gain of restricted equity investments owned by the Company, partially offset by a $0.4 million decrease in the net gain on the sale of debt securities and a $1.3 million negative variance caused by the sale of certain real estate assets in our low income housing tax credit funds that have reached their life expectancy. Fluctuations in BOLI associated with deferred compensation plans contributed $0.2 million of the increase.
●	Noninterest expense increased by $1.2 million, or 1%, in 2022 as compared to 2021, and increased by $7.6 million, or 10%, in 2021 over 2020. The increase in noninterest expense in 2022 was due mostly to a $4.6 million increase in salary and benefits expense primarily for new loan production teams and a $0.7 million restitution payment to customers charged nonsufficient fund fees on representments in the past five years, partially offset by lower legal costs, telecommunications, and a positive variance in director’s deferred compensation expense which is linked to the unfavorable changes in bank-owned life insurance income. The increase in noninterest expense in 2021 was due mostly to a $2.3 million increase in salaries and benefits expense, a $3.8 million increase in professional services and a $1.2 million increase in data processing costs. Deposit services and premises expense also contributed to the difference.
●	The Company recorded income tax provisions of $11.3 million, or 25% of pre-tax income in 2022; $14.2 million, or 24% of pre-tax income in 2021; and $11.1 million, or 24% of pre-tax income in 2020. The increase in tax rate in 2022 was due to the impact of the equity markets on our deferred compensation plan creating non-deductible losses on BOLI used to offset deferred compensation. This negative impact on tax rate was partially offset by an increase in municipal bond income and lower overall pre-tax income in 2022.

Financial Condition Summary

The Company’s assets totaled $3.6 billion at December 31, 2022 as compared to $3.4 billion at December 31, 2021. Total liabilities were $3.3 billion at December 31, 2022 as compared to $3.0 billion at the end of 2021, and shareholders’ equity totaled $325.7 million at December 31, 2022 compared to $362.5 million at December 31, 2021. The following is a summary of key balance sheet changes during 2022.

●	Total assets increased by $237.6 million, or 7%. This was due mostly to loan growth and the purchase of investment securities, primarily funded through an increase in deposits and borrowed funds in 2022.
●	Gross loans and leases increased $63.2 million, or 3%. This increase was predominantly due to the purchase of $173.1 million in high quality jumbo single family mortgage loan pools during the year. Organic loan production for the year ending 2022 was $292.2 million, as compared to $128.4 million for the comparative period in 2021. These loan increases were offset by $317.8 million in loan maturities, charge-offs and payoffs, which occurred mostly during the first nine months of the year. As interest rates began to rise, property values increased and as a result some of our borrowers sold their real estate. We also had a $29.7 million decline in PPP balances due to loan forgiveness by the SBA, and a decline in credit line utilization of $84.3 million. The decrease in line utilization includes a $35.7 million decline in mortgage warehouse line utilization due to higher interest rates reducing the demand for mortgages.
●	Deposit balances reflect net growth of $64.6 million, or 2%. Deposit growth in 2022 was primarily from an increase in time deposits of $165.7 million offset by a decrease in other deposit balances of $101.1 million.
●	Total capital decreased by $58.9 million, or 16%, ending the year with a balance of $303.6 million. The decrease in equity was primarily due to a $67.7 million unfavorable swing in accumulated other comprehensive income (loss), a one-time adjustment from the implementation of CECL on January 1, 2022, for $7.3 million, $13.9 million in dividends paid, and $4.9 million in share repurchases. The declines were partially offset by $33.7 million in net income. The remaining difference is related to stock options exercised and restricted stock granted during the year.

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

Net Interest Income and Net Interest Margin

Net interest income was $109.6 million in 2022 as compared to $109.0 million in 2021 and $104.8 million in 2020. This equates to increases of 1% in 2022 and 4% in 2021. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the acceleration of net deferred loan fees and costs for loans paid off early (including SBA PPP loans forgiven), reversal of interest for loans placed on non-accrual status, and the recovery of interest on loans that had been on non-accrual and were paid off, sold, or returned to accrual status.

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

AVERAGE BALANCES AND RATES
(Dollars in Thousands, Unaudited)
	Year Ended December 31,
	2022			2021			2020
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance(1)	Expense	Rate(2)	Balance(1)	Expense	Rate(2)	Balance(1)	Expense	Rate(2)
Investments:
Interest-earning due from banks	$91,420	$519	0.57%	$269,932	$370	0.14%	$25,228	$156	0.62%
Taxable	808,750	25,789	3.19%	406,790	7,239	1.78%	379,024	8,199	2.16%
Non-taxable	319,682	8,805	3.49%	258,472	6,218	3.05%	216,387	5,707	3.34%
Total investments	1,219,852	35,113	3.07%	935,194	13,827	1.66%	620,639	14,062	2.51%
Loans and Leases: (3)
Real estate	1,831,874	77,708	4.24%	1,818,362	84,074	4.62%	1,610,686	79,175	4.92%
Agricultural	31,565	1,176	3.73%	42,866	1,598	3.73%	47,299	1,887	3.99%
Commercial	81,798	4,383	5.36%	153,880	7,828	5.09%	179,924	6,738	3.74%
Consumer	4,301	638	14.83%	4,993	831	16.64%	6,584	1,069	16.24%
Mortgage warehouse	54,606	2,695	4.94%	147,996	4,807	3.25%	221,319	7,135	3.22%
Other	2,139	106	4.96%	1,485	111	7.47%	2,878	177	6.15%
Total loans and leases	2,006,283	86,706	4.32%	2,169,582	99,249	4.57%	2,068,690	96,181	4.65%
Total interest earning assets (4)	3,226,135	121,819	3.85%	3,104,776	113,076	3.70%	2,689,329	110,243	4.16%
Other earning assets	15,685			15,043			13,103
Non-earning assets	243,340			208,665			207,590
Total assets	$3,485,160			$3,328,484			$2,910,022

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$195,192	$485	0.25%	$143,171	$331	0.23%	$121,867	$278	0.23%
NOW	532,692	322	0.06%	597,992	444	0.07%	497,984	388	0.08%
Savings accounts	476,128	278	0.06%	427,803	240	0.06%	336,620	221	0.07%
Money market	150,378	95	0.06%	140,365	111	0.08%	124,755	128	0.10%
Time deposits	317,806	4,914	1.55%	333,204	1,039	0.31%	436,806	2,687	0.62%
Brokered deposits	74,917	725	0.97%	81,041	225	0.28%	36,071	246	0.68%
Total interest bearing deposits	1,747,113	6,819	0.39%	1,723,576	2,390	0.14%	1,554,103	3,948	0.25%
Borrowed funds:
Federal funds purchased	16,980	693	4.08%	1,561	1	0.06%	1,918	4	0.21%
Repurchase agreements	110,387	319	0.29%	70,443	210	0.30%	34,614	137	0.40%
Short term borrowings	30,728	1,057	3.44%	3,625	2	0.06%	54,244	102	0.19%
Long term debt	49,172	1,713	3.48%	13,351	468	3.51%	—	—	—
Subordinated debentures	35,387	1,603	4.53%	35,208	979	2.78%	35,031	1,217	3.47%
Total borrowed funds	242,654	5,385	2.22%	124,188	1,660	1.34%	125,807	1,460	1.16%
Total interest bearing liabilities	1,989,767	12,204	0.61%	1,847,764	4,050	0.22%	1,679,910	5,408	0.32%
Noninterest bearing demand deposits	1,121,060			1,064,119			862,274
Other liabilities	58,538			59,723			39,510
Shareholders' equity	315,795			356,878			328,328
Total liabilities and shareholders' equity	$3,485,160			$3,328,484			$2,910,022

Interest income/interest earning assets			3.85%			3.70%			4.15%
Interest expense/interest earning assets			0.38%			0.14%			0.20%
Net interest income and margin(5)		$109,615	3.47%		$109,026	3.56%		$104,835	3.95%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)	Loans are gross of the allowance for possible loan and lease losses. Net loan fees have been included in the calculation of interest income. Net loan fees (costs) and loan acquisition FMV amortization were $0.9 million, $4.2 million, and $1.9 million for the years ended December 31, 2022, 2021, and 2020 respectively.
(4)	Non-accrual loans are slotted by loan type and have been included in total loans for purposes of total interest earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

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

Volume & Rate Variances
(dollars in thousands)
	Years Ended December 31,
	2022 over 2021				2021 over 2020
	Increase(decrease) due to				Increase(decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(245)	$1,162	$(768)	$149	$1,517	$(125)	$(1,178)	$214
Taxable	7,153	5,733	5,664	18,550	602	(1,455)	(107)	(960)
Non-taxable	1,473	901	213	2,587	1,110	(500)	(99)	511
Total investments	8,381	7,796	5,109	21,286	3,229	(2,080)	(1,384)	(235)

Loans and leases:
Real estate	625	(6,939)	(52)	(6,366)	10,209	(4,704)	(606)	4,899
Agricultural	(421)	(1)	—	(422)	(177)	(124)	12	(289)
Commercial	(3,666)	417	(196)	(3,445)	(975)	2,415	(350)	1,090
Consumer	(115)	(91)	13	(193)	(259)	27	(6)	(238)
Mortgage warehouse	(3,033)	2,497	(1,576)	(2,112)	(2,365)	54	(17)	(2,328)
Other	49	(38)	(16)	(5)	(86)	38	(18)	(66)
Total loans and leases	(6,561)	(4,155)	(1,827)	(12,543)	6,347	(2,294)	(985)	3,068
Total interest earning assets	$1,820	$3,641	$3,282	$8,743	$9,576	$(4,374)	$(2,369)	$2,833
Liabilities:
Interest bearing deposits:
Demand	$120	$25	$9	$154	$49	$3	$1	$53
NOW	(48)	(83)	9	(122)	78	(18)	(4)	56
Savings accounts	27	10	1	38	60	(32)	(9)	19
Money market	8	(22)	(2)	(16)	16	(29)	(4)	(17)
Time deposits	(48)	4,113	(190)	3,875	(637)	(1,325)	314	(1,648)
Brokered deposits	(17)	559	(42)	500	307	(146)	(182)	(21)
Total interest bearing deposits	42	4,602	(215)	4,429	(127)	(1,547)	116	(1,558)
Borrowed funds:
Borrowed funds:
Federal funds purchased	10	63	619	692	(1)	(3)	1	(3)
Repurchase agreements	119	(6)	(4)	109	142	(34)	(35)	73
Short term borrowings	15	123	917	1,055	(95)	(72)	67	(100)
Long term debt	1,256	(3)	(8)	1,245	—	—	468	468
TRUPS	5	616	3	624	6	(243)	(1)	(238)
Total borrowed funds	1,405	793	1,527	3,725	52	(352)	500	200
Total interest bearing liabilities	1,447	5,395	1,312	8,154	(75)	(1,899)	616	(1,358)
Net interest income	$373	$(1,754)	$1,970	$589	$9,651	$(2,475)	$(2,985)	$4,191

Net interest income in 2022 as compared to 2021 was impacted by a favorable volume variance of $0.4 million  and a favorable mix variance of $2.0 million, partially offset by an unfavorable rate variance of $1.8 million. For 2021 relative to 2020, net interest income reflects a favorable volume variance of $9.6 million partially offset by an unfavorable rate variance of $2.5 million and an unfavorable mix variance of $3.0 million. The 2022 versus 2021 volume variance is due mostly to increases in average balances, resulting from growth in investment portfolio balances, mostly in floating rate commercial loan obligations, partially offset by a decline in average loan balances. The 2021 versus 2020 volume variance is due mostly to increases in average balances, resulting from the organic growth in commercial real estate loans, as well as increased investment portfolio balances. The 2021 versus 2020 volume variance is due mostly to increases in average balances, resulting from the organic growth in commercial real estate loans, growth in commercial loans due to our participation in the SBA PPP program and higher utilization of mortgage warehouse lines. Given the low rate environment, loan demand for our mortgage warehouse lines had increased, as demonstrated by the $3.7 million favorable volume variance. The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets declined by 9 basis points to 3.47% in 2022, and declined by 39 basis points to 3.56% in 2021 as compared to 2020. Thenet interest margin compression was caused by an unfavorable rate variance of $1.8 million since the weighted average yield on interest-earning assets increased by only 15 basis points and the weighted average cost of interest-bearing liabilities increased by 39 basis points in 2022 compared to 2021. There was also a favorable mix variance of $2.0 million primarily from the purchase of CLOs at floating higher interest rates, which was partially offset by a decrease in loan and lease balances and an increase in higher cost interest bearing liabilities in 2022 compared to 2021. The decrease in 2021 was due to the lower rate environment and its impact on all debt securities.

Rates paid on non-maturity deposits were approximately the same in 2022 but declined for 2021 over 2020. Interest bearing demand accounts increased 2 basis points in 2022 but were the same in 2021 over 2020. There was a 2 basis point decrease on money market accounts in 2022 over 2021 and in 2021 over 2020. Since the Federal Open Markets Committee of the Federal Reserve System raised the federal funds target rate 425 basis points throughout 2022, both customer time and brokered deposits along with other borrowed funds were negatively impacted. The weighted average cost of interest-bearing liabilities increased 39 basis points  in 2022 and declined 10 basis points  in 2021. Customer time deposit rates in 2022 increased 124 basis points  due to a floating rate time deposit product offered by the Bank along with a 69 basis point increase in the rate paid on brokered deposits. The Bank offers a time deposit product with a rate set to a spread to prime.   The current spreads range from prime minus 400 bps to prime minus 325 bps.  Given the significant increase in the prime rate during 2022, the interest on such deposits increased during 2022 coupled with additional balances added to such accounts.

The 2021 decrease of 31 basis points was due to the relatively short duration of our time deposit portfolio in a historically low-rate environment in 2021. Overnight borrowings and adjustable-rate trust-preferred securities (“TRUPS”) are also tied to short-term rates which increased during 2022, resulting in an unfavorable increase of 88 basis points. During 2021 the cost of these same overnight borrowings and TRUPS were relatively low. During the year, adjustments to interest income occur due to the following adjustments: interest income recovered upon the resolution of nonperforming loans, the reversal of interest income when a loan is placed on non-accrual status, and accelerated fees or prepayment penalties recognized for early payoffs of loans. Such adjustments totaled $1.6 million in 2022, $3.5 million in 2021, and $1.2 million in 2020. Further, discount accretion on loans from whole-bank acquisitions enhanced our net interest margin by approximately one basis point in 2022, two basis points in 2021, and two basis points in 2020.

Provision for Loan and Lease Losses and Provision for Credit Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans and leases, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company recorded a provision for credit losses on loans and leases of $10.9 million in 2022; a benefit for loan and lease losses of $3.7 million in 2021, and a provision for loan and lease losses of $8.6 million in 2020. The Company was subject to the adoption of the Current Expected Credit Loss ("CECL") accounting method under FASB Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) and implemented the update on January 1, 2022. Upon implementation the Company recorded a $10.4 million increase in the allowance for credit losses, which included a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes. The Company’s $14.5 million unfavorable increase for the year ending 2022 compared to the same period in 2021 is primarily due to the impact of $11.5 million in net charge-offs during the year ending 2022. The elevated net charge-offs were mostly due to two loan relationships; one dairy loan relationship with total charge-offs of $8.7 million and a single office building loan relationship that was sold at a $1.9 million discount due to an increased risk of default that would have likely led to a prolonged collection period.

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

With the provision for credit losses on loans and leases recorded in 2022 we were able to maintain our allowance for credit losses on loans and leases at a level that, in Management’s judgment, is adequate to absorb probable credit losses on loans and leases  related to individually identified loans as well as probable credit losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan and lease losses are immediately charged off against the allowance. The Company recorded net loan and lease charge offs of $11.5 million in 2022. The Company experienced net loan and lease recoveries of $0.2 million in 2021 and net loan and lease charge-offs of $0.7 million in 2020. The provision for credit losses on loans and leases for 2022 was elevated due to the impact of two loan relationships as previously discussed above. The loan and lease loss (benefit) provision for 2021 and 2020 were favorably impacted by the following factors: most charge-offs were recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; loss rates for most loan types have been declining, thus having a positive impact on general reserves required for performing loans; and, new loans booked have been underwritten using continued tighter credit standards.

The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the credit allowance, are discussed in Note 2 to the consolidated financial statements and below under “Allowance for Credit Losses on Loans and Leases.” The process utilized to establish an appropriate allowance for credit losses on loans and leases can result in a high degree of variability in the Company’s provision for credit losses on loans and leases, and consequently in our net earnings.

Noninterest Revenue and Operating Expense

The table below sets forth the major components of the Company’s noninterest revenue and operating expense for the years indicated, along with relevant ratios:

Non-Interest Income/Expense
(dollars in thousands)
	Year Ended December 31,
	2022	2021	2020
NONINTEREST INCOME:
Service charges on deposit accounts	$12,535	$11,846	$11,765
Debit card fees	8,533	8,485	7,023
Other service charges and fees	2,872	2,939	2,964
Bank owned life insurance (loss) income	(996)	2,648	2,412
Gain on sale of securities	1,487	11	390
Gain (loss) on tax credit investment	253	(524)	(1,189)
Other	6,086	2,674	2,785
Total noninterest income	30,770	28,079	26,150
As a % of average interest-earning assets	0.95%	0.90%	0.97%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	47,053	42,431	40,178
Occupancy costs
Furniture and equipment	1,847	1,720	2,028
Premises	7,871	8,117	7,814
Advertising and promotion costs	1,729	1,521	1,889
Data processing costs	6,202	5,890	4,661
Deposit services costs	9,492	9,049	8,483
Loan services costs
Loan processing	550	501	879
Foreclosed assets	84	72	253
Other operating costs
Telephone and data communications	1,563	2,013	1,775
Postage and mail	373	308	321
Other	2,725	2,176	1,647
Professional services costs
Legal and accounting	2,133	4,794	1,990
Other professional services costs	2,005	4,015	2,990
Stationery and supply costs	486	345	446
Sundry & tellers	690	604	558
Total other operating expense	$84,803	$83,556	$75,912
As a % of average interest-earning assets	2.63%	2.69%	2.82%
Net noninterest income as a % of average interest-earning assets	(1.67%)	(1.79%)	(1.85%)
Efficiency ratio (1) (2)	60.16%	59.92%	57.18%
(1)	Tax Equivalent
(2)	The efficiency ratio is a non-GAAP measure and is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest income in 2022 increased $2.7 million, or 10% as compared to an increase of $1.9 million, or 7%, in 2021. Total noninterest income was 0.95% of average interest-earning assets in 2022 as compared to a ratio of 0.90% in 2021 and 0.97% in 2020. The ratio increased in 2022 due to a 10% increase in noninterest income.

The principal component of the Company’s noninterest revenue, service charges on deposit accounts, increased by $0.7 million, or 6%, in 2022 as compared to 2021 and by $0.1 million, or 1%, in 2021 over 2020. This line item is primarily driven by the volume of transaction accounts. As a percent of average transaction account balances, service charge income was 1.0% in 2022, 1.0% in 2021 and 1.9% in 2020. This line item consists of a variety of fees including service charges on corporate accounts, treasury management fees, charges on corporate and consumer accounts including treasury management fees, ATM fees, overdraft income, and monthly service charges on certain accounts.  Overdraft income on both consumer and corporate accounts totaled $4.6 million (net of restitution) in 2022; $4.9 million in 2021 and $5.1 million in 2020.

Debit card fees consists of interchange fees from our customers’ use of debit cards for electronic funds transactions. This category was relatively flat in 2022 and 2021 but increased by $1.5 million, or 21%, in 2021 as compared to 2020. The increases in 2021 were primarily a result of increased usage of debit cards by our customers as 2020 was impacted by the pandemic.

Other service charges and fees decreased by $0.1 million, or 2% in 2022 over 2021 and was mostly unchanged in 2021 over 2020.. This account includes certain transaction related fees including merchant income, currency orders, safe deposit box fees, and wire fees.

BOLI income generally fluctuates based on the market due to the Company’s “separate account” BOLI being invested in assets that closely mirror investments choices of deferred compensation participants. There is also a part of BOLI that is “general account” and receives a standard crediting rate from the carrier which remains relatively stable year over year.  However, the separate-account BOLI used to offset deferred compensation fluctuates significantly from year-to-year as many of our deferred compensation participants are invested in equity-index style funds. In the comparative years ending 2022 over 2021, BOLI income decreased $3.6 million, however in 2021 over 2020, BOLI income increased by $0.2 million or 10%. The Company had $9.0 million invested in separate account BOLI at December 31, 2022. This separate account BOLI closely matched participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). Net losses on separate account BOLI totaled $2.0 million in 2022 as compared to gains of $1.7 million in 2021, and $1.4 million in 2020. This resulted in unfavorable variances of $3.7 million for the comparative years ending 2022 as compared to 2021 and favorable variances of $0.2 million for the comparative years ending 2021 as compared to 2020. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus the overall net impact on taxable income tends to be minimal. The Company’s books also reflect a net cash surrender value for general account BOLI of $43.2 million at December 31, 2022 and 2021. General account BOLI produces income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent with $1.0 million, of general account BOLI income recorded for all three years ending December 31, 2022, 2021, and 2020.

The Company recognized a $1.5 million gain on the sale of investment securities in 2022, as compared to a nominal gain in 2021 and a $0.4 million gain in 2020. In 2022 the Company restructured the securities portfolio to decrease effective duration, taking advantage of slight rallies in the Treasury market in early and late 2022. In 2020 of the Company sold debt securities, in an effort to restructure the portfolio primarily to eliminate small residual balances and reduce potential credit risk on certain municipal holdings.

The Gain(Loss) on tax credit investment reflects pass-through expenses associated with our investments in low-income housing tax credit funds and other limited partnerships. Those expenses, which are netted out of revenue, decreased by $0.8 million, or 148%, in 2022 as compared to 2021, and increased by $0.7 million, or 56%, in 2021 as compared to 2020. The variance in 2022 is due to a favorable adjustment of expenses, while in 2021 we had funds that had expired and had reached the end of their useful tax benefit life.

The other category, increased $3.4 million to $6.1 million in 2022 and decreased to $0.8 million from $1.7 million in 2021. In 2022 we had non-recurring gains from the sale of other assets including $2.6 million from the sale of Visa B shares. The primary reason for the decrease in 2021 was from a 2020 non- recurring gain as discussed in the prior year comparison, but was partially offset by a gain from life insurance proceeds and the sale of fixed assets.

Total operating expense, or noninterest expense, increased by $1.2 million, or 1%, in 2022 as compared to 2021, and by $7.6 million, or 10%, in 2021 as compared to 2020. The increase in 2022 is  due mostly to a $4.6 million increase in salary and benefits expense and a $0.7 million restitution payment to customers charged nonsufficient fund fees on representments in the past five years, partially offset by lower legal costs, telecommunications,  and a positive variance in director’s deferred compensation expense which is linked to the unfavorable changes in bank-owned life insurance income The primary increase in 2021 was in legal and accounting costs as discussed in further detail below.  Noninterest expense as a percent of average interest-earning assets trended down each year. This ratio was 2.6% in 2022, 2.7% in 2021 and 2.8% in 2020.

The largest component of noninterest expense, salaries, and employee benefits increased $4.6 million or 11% in 2022 as compared to 2021, and increased $2.3 million, or 6% in 2021 as compared to 2020. The increase in 2022 was due mostly to the strategic hiring of new loan production teams, increases to the Company’s minimum wage, and standard annual increases to our employee’s base compensation. The increase in 2021, was mostly due to the $2.3 million decrease in deferred loan origination salaries associated with successful loan originations which are accounted for in accordance with FASB guidelines on the recognition and measurement of non-refundable fees and origination costs for lending activities, and accruals associated with employee deferred compensation plans. Loan origination salaries that were deferred from current expense for recognition over the life of related loans totaled $2.3 million in 2022, $1.1 million in 2021, and $3.3 million for 2020.

Employee deferred compensation expense accruals totaled $0.1 million in 2022, and $0.2 million in 2021, and 2020. As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.

Salaries and benefits were 55% of total operating expense in 2022, relative to 51% in 2021 and 53% in 2020. The number of full-time equivalent staff employed by the Company totaled 491 at the end of 2022, as compared to 480 at December 31, 2021 and 501 at December 31, 2020. The increase in FTE during 2022 was due to the strategic hiring of lending and management staff.  Staff attrition throughout 2021, without the need for immediate replacements due to temporary branch lobby closures or limited branch lobby hours attributed to the COVID-19 pandemic, was the primary reason for the FTE decline. As branch lobbies resumed normal operating hours and public access, during the summer of 2021, full-time equivalent staff were expected to increase, however finding talent was extremely challenging not only for the Company but for the entire industry. 2021 was the year of the “Great Resignation” with over 4.4 million people leaving their jobs according to the Bureau of Labor Statistics.

Total rent and occupancy expense, including furniture and equipment costs, decreased $0.1 million in 2022 as compared to 2021 due to the consolidation of five branch facilities in 2021. For 2021 and 2022 rent and occupancy expense was approximately the same.

Advertising and promotion costs increased $0.2 million or 14%, in 2022 over 2021 and decreased by 19% to $1.5 million in 2021 as compared to 2020. The increase in 2022 was due to the resumption of special events as COVID-19 restrictions were lifted. The decrease in 2021 came from the cessation of special events and in-branch marketing campaigns necessitated by the COVID-19 pandemic.

Data processing costs increased by $0.3 million or 5% in 2022 as compared to 2021 and increased by $1.2 million, or 26%, in 2021 as compared to 2020. The increase in 2022 was primarily from an increase in core processing costs. In late 2022, the Company renegotiated its core processing contract and expects annual savings from this renegotiation of approximately $1.0 million. The increase in 2021 was due to higher disaster recovery and data back-up costs as a result of outsourcing this work in late 2020 rather than performing it in-house, higher core processing costs as we expand our data warehousing capabilities, and higher loan management software costs for the expansion of digital loan Platform.

Deposit services costs increased by $0.4 million or 5% in 2022 as compared to 2021 and increased by $0.6 million, or 7%, in 2021 over 2020. Deposit costs have been impacted in both 2022 and 2021, by increases in debit card processing due to higher customer activity levels and increased utilization of armored car services. These increases in both years were partially offset by decreases in ATM servicing costs as we replaced most of our ATMs throughout 2021 with newer models that require less maintenance. Additionally, in the second quarter of 2023, the Company is expecting to convert its debit card processing to a new provider which should result in lower processing costs.

Loan services costs are comprised of loan processing costs, and net costs associated with foreclosed assets. Loan processing costs, which include expenses for property appraisals and inspections, loan collections, demand and foreclosure activities, loan servicing, loan sales, and other miscellaneous lending costs, increased by $0.1 million or 10% in 2022 as compared to 2021 and decreased by $0.6 million, or 49%, in 2021 as compared to 2020. The increase in 2022 was primarily due to an increase of $0.1 million in the provision for unfunded commitments. The decrease in 2021 was due to smaller amounts in nearly every category of loan servicing and precipitated by the reduction in the volume of loans made by the Company. Foreclosed assets costs are comprised of write-downs taken subsequent to reappraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets. There were $0.1 million in expenses in both 2022 and 2021 as compared to $0.03 million in 2020. These costs fluctuate based on market conditions of OREO relative to our holding value, the nature of the underlying properties and the volume of OREO properties in inventory. At the end of 2022, the Company had no OREO properties remaining in inventory. Subsequent to year end, $18.1 million of nonaccrual loans within the aforementioned dairy relationship were foreclosed upon and were moved to other real estate owned or other foreclosed assets at net realizable value. The Company sold a portion of such assets in the first quarter of 2023 for $7.7 million, which constituted book value. The Company continues to actively work with interested buyers to sell the remaining assets of the dairy.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs. Telecommunications expense decreased by 22% to $1.6 million in 2022 as compared to 2021, and increased by 13% to $2.0 million in 2021 over 2020. The telecommunications decrease in 2022 was due to the reduction of redundancy in lines during 2021, while the increase in 2021 was due to the improvement of our data infrastructure and a certain amount of redundancy during the transition. Postage expense increased by $0.1 million or 21% in 2022 as compared to 2021 and was slightly lower in 2021 as compared to 2020. The increase in 2022 was due to deposit account disclosure mailings from the change in our overdraft and NSF fee practices. The decrease in 2021 and 2020 was due to concentrated efforts to decrease our utilization of overnight mail services and increase usage of digital technologies. The “Other” category under other operating costs increased by $0.5 million or 25% in 2022 as compared to 2021 and increased by $0.5 million, or 32% in 2021 as compared to 2020. The increase in 2022 were primarily due to restitution payments to customers charged nonsufficient fund fees on representments in the past five years. The increase in 2021 were mostly due to higher consulting costs and expenses on discontinued branch leases.

Total Professional Services costs, which includes directors fees, decreased by $4.7 million or 53% in 2022 as compared to 2021 and increased by $3.8 million, or 77%, in 2021 as compared to 2020. Professional Services costs consists of legal and accounting, acquisition, and other professional services costs. Legal and Accounting costs decreased by $2.7 million or 56% in 2022 as compared to 2021 and increased by $2.8 million, or 141% in 2021 as compared to 2020. The decrease in 2022 was mostly due to a decrease in legal costs and related legal reserves, along with lower costs related to certain audit functions that were previously outsourced. The increase in 2021 was mostly due to an increase in legal costs, related legal reserves, and additional costs related to the outsourcing of certain audit functions.  Other professional services costs include FDIC assessments and other regulatory expenses, directors’ costs, and certain insurance costs among other things. This category decreased by $2.0 million or 50% in 2022 as compared to 2021 and increased by $1.0 million or 34%, in 2021 as compared to 2020. The decrease in 2022 was mostly from the change in director’s deferred compensation expense which is linked to the fluctuation in BOLI income. The increase in 2021 was due to an increase in FDIC assessment expenses, increased director’s equity compensation expense, and professional services costs. There was also a favorable swing in the director’s deferred compensation expense for both 2022 and 2021, which is mostly offset by higher BOLI income, as described above under the separate account BOLI.

Stationery and supply costs increased by $0.1 million or 41% in 2022 as compared to 2021 and decreased by $0.1 million, or 23%, in 2021 as compared to 2020. The increase in 2022 was primarily from startup costs of new loan production offices while the decrease in 2021 over 2020, is mostly due to efficiencies gained as a result of movement towards a digital working environment and less reliance on paper.

Sundry and teller costs were $0.7 million in 2022,  $0.6 million in 2021 and 2020. In 2022, as well as 2021 and 2020, debit card losses are elevated and trending upwards consistent with the higher volume of debit card transactions. These costs are expected to decline in 2023 with the change to a new debit card processor during the second quarter, although no assurance can be given that this will be the case.

The Company’s tax-equivalent overhead efficiency ratio was 60.2% in 2022, 59.9% in 2021, and 57.2% in 2020. The overhead efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income, with the provision for loan and lease losses and investment gains/losses excluded from the equation. The Company is continually working on efforts to control costs, as well as higher income which is the denominator of the equation. Several strategic projects in 2023 are expected to have a positive impact on this ratio.

Income Taxes

Our income tax provision was $11.3 million, or 25.1% of pre-tax income in 2022, $14.2 million, or 24.8% of pre-tax income in 2021 and $11.1 million, or 23.8% of pre-tax income in 2020. The tax accrual rate was higher in 2022 and 2021 due to a lower proportion of non-taxable income primarily due to losses on separate-account BOLI described above.

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income or loss, and certain book expenses that are not allowed as tax deductions. The Company’s investments in state, county and municipal bonds provided $8.8 million of federal tax-exempt income in 2022, $6.2 million in 2021, and $5.7 million in 2020. Moreover, in addition to life insurance proceeds of $0.4 million in both 2022 and 2021 and $0.07 million in 2020, net increases in the cash surrender value of bank-owned life insurance added  $2.6 million to tax-exempt income in 2021; and $2.4 million in 2020, but reduced  tax-exempt income by $1.0 million in 2022.

Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. We had a total of $10.1 million invested in low-income housing tax credit funds as of December 31, 2022 and $2.9 million as of December 31, 2021, which are included in other assets rather than in our investment portfolio. Those investments have generated substantial tax credits over the past few years, with about $0.5 million in credits available for each of the three tax years: 2022, 2021, and 2020. The credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. We plan to invest in additional tax credit funds in the future, but if the economics of such transactions do not justify continued investments, then the level of low-income housing tax credits will taper off in future years until they are substantially utilized by the end of 2037. That means that even if taxable income stayed at the same level through 2037, our tax accrual rate would gradually increase.

Financial Condition

Assets totaled $3.6 billion at December 31, 2022, an increase of $237.6 million, or 7%, for the year. Assets increased in 2022 primarily a result of a $298.5 million increase in investment securities, a $63.2 million increase in gross loans and leases, a $67.6 million increase in other assets, net of a $180.4 million decrease in cash and due from banks.

Deposits were up $64.6 million, or 2%. Total capital decreased by $58.9 million, or 16%. The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

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

Loan and Lease Distribution
(dollars in thousands)
	As of December 31,
	2022	2021	2020	2019	2018
Real estate:
1-4 family residential construction	$—	$21,368	$48,490	$105,715	$105,187
Other construction/land	18,357	25,188	71,443	91,010	108,268
1-4 family - closed-end	417,092	290,236	140,280	200,742	237,530
Equity lines	21,638	26,915	38,472	50,091	56,932
Multi-family residential	91,485	53,385	61,834	54,432	54,893
Commercial real estate - owner occupied	323,895	334,581	343,607	344,412	302,052
Commercial real estate - non-owner occupied	891,197	880,279	1,059,685	412,454	438,349
Farmland	113,594	106,765	129,968	144,063	151,513
Total real estate	1,877,258	1,738,717	1,893,779	1,402,919	1,454,724
Agricultural	28,193	34,098	45,001	48,231	49,162
Commercial and industrial	77,695	109,213	207,784	117,230	129,712
Mortgage warehouse lines	65,439	101,184	307,679	189,103	91,813
Consumer loans	4,232	4,649	5,721	7,978	9,119
Total loans and leases	2,052,817	1,987,861	2,459,964	1,765,461	1,734,530
Allowance for credit losses on loans	(23,060)	(14,256)	(17,738)	(9,923)	(9,750)
Total loans and leases, net	$2,029,757	$1,973,605	$2,442,226	$1,755,538	$1,724,780
Percentage of Total Loans and Leases
Real estate:
1-4 family residential construction	0.00%	1.07%	1.97%	5.99%	6.06%
Other construction/land	0.89%	1.27%	2.90%	5.16%	6.24%
1-4 family - closed-end	20.32%	14.60%	5.70%	11.37%	13.69%
Equity lines	1.05%	1.35%	1.56%	2.84%	3.28%
Multi-family residential	4.46%	2.69%	2.51%	3.08%	3.16%
Commercial real estate - owner occupied	15.78%	16.83%	13.97%	19.51%	17.41%
Commercial real estate - non-owner occupied	43.42%	44.28%	43.08%	23.36%	25.28%
Farmland	5.53%	5.37%	5.28%	8.16%	8.74%
Total real estate	91.45%	87.47%	76.98%	79.45%	83.88%
Agricultural	1.37%	1.72%	1.83%	2.73%	2.83%
Commercial and industrial	3.78%	5.48%	8.45%	6.64%	7.48%
Mortgage warehouse lines	3.19%	5.09%	12.51%	10.71%	5.29%
Consumer loans	0.21%	0.23%	0.23%	0.45%	0.53%
	100.01%	100.00%	100.00%	100.00%	100.00%

The Company’s loan and lease balances increased in 2022, mostly from the purchase of high quality jumbo mortgage pools early in the year. The decline in 2021 was due to management actions to reduce non-owner occupied commercial real estate concentrations after a period of strong growth in 2020, a decline in utilization of mortgage warehouse lines, and SBA PPP loan forgiveness. Conversely, the Company experienced net growth in each of the three years from 2018 through 2020, despite fluctuations caused by variability in outstanding balances on mortgage warehouse lines, reductions associated with the resolution of impaired loans, weak loan demand in some years, tightened underwriting standards, and intense competition. This growth over these three years was due in part to acquisitions, as well as whole loan purchases and participations, and participation in the SBA PPP loan program in 2020.

For 2022, the Company had $173.1 million in loan purchases which were designed as a bridge to organic loan growth with the recent hiring of new ag loan production teams. These new ag loan production teams were hired to develop relationships within our footprint for both loans and deposits. These new loans should provide additional diversification of the loan portfolio and provide floating rate loan products which complement the fixed rate real estate loans. As demonstrated by the expansion of the lending teams both in 2022 and 2021, management remains focused on organic loan growth which totaled $292.2 million during 2022. No assurance can be provided with regard to future net growth in aggregate loan balances given occasional surges in prepayments, fluctuations in mortgage warehouse lending; and maintaining concentrations in certain sectors within our risk management parameters.

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

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The guidelines, as amended, are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines, as amended, establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of Tier 1 risk-based capital plus allowance for credit losses loans and leases; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of Tier 1 risk-based capital plus allowance for credit losses on loans and leases, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period. This ratio was 249% at December 31, 2021 and declined to 246% at December 31, 2022.  At December 31, 2022, the Bank’s total construction, land development and other land loans represented 5% of Tier 1 risk-based capital plus allowance for credit losses on loans and leases. The Bank believes as indicated by the guidelines that it does not have a concentration in CRE loans at December 31, 2022. The Bank and its board of directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the risk management of CRE under the guidelines.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2022, including non-accruing loans, grouped by remaining scheduled principal payments:

Loans and Lease Maturity
(dollars in thousands)
	As of December 31, 2022
	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total	Floating rate: due after one year	Fixed rate: due after one year
Real estate	$23,405	$114,841	$331,561	$1,408,855	$1,878,662	$680,279	$1,174,978
Agricultural	18,366	7,151	2,418	1	27,936	5,019	4,551
Commercial and industrial	23,759	29,642	22,767	610	76,778	23,098	29,921
Mortgage warehouse lines	65,439	—	—	—	65,439	—	—
Consumer loans	1,026	1,386	284	1,429	4,125	478	2,621
Total	$131,995	$153,020	$357,030	$1,410,895	$2,052,940	$708,874	$1,212,071

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

Unused commitments, excluding mortgage warehouse and overdraft lines, were $219.7 million at December 31, 2022, compared to $219.6 million at December 31, 2021. Total line utilization, excluding mortgage warehouse and overdraft lines, was 59% at December 31, 2022 and 61% at December 31, 2021 and was 32% at December 31, 2022 and 48% at December 31, 2021, including mortgage warehouse lines. Mortgage warehouse utilization declined to 10% at December 31, 2022, as compared to 27% at December 31, 2021. Total mortgage warehouse availability increased to $594.6 million at December 31, 2022 as compared to $276.8 million at December 31, 2021 due to adding new customers. It is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 40% of gross loans outstanding at December 31, 2022 and 25% at December 31, 2021. The Company also had undrawn letters of credit issued to customers totaling $6.0 million and $6.7 million at December 31, 2022 and 2021, respectively. Off-balance sheet obligations pose potential credit risk to the Company, and a $0.8 million reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2022, up $0.6 million from the previous year.  The unused commitments related to mortgage warehouse are unconditionally cancellable at any time. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-K outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $127.9 million as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company. For more information regarding the Company’s off-balance sheet arrangements, see Note 14 to the consolidated financial statements in Item 8 herein.

Contractual Obligations

At the end of 2022, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Subordinated debentures	$35,481	$—	$—	$—	$35,481
Long term debt	49,214	—	—	—	49,214
Operating leases	8,369	2,061	3,019	1,797	1,492
Other long-term obligations	9,688	526	1,814	44	7,304
Total	$102,752	$2,587	$4,833	$1,841	$93,491

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

The following table presents comparative data for the Company’s NPAs and performing TDRs as of the dates noted:

Nonperforming Assets and Performing TDRs
(dollars in thousands)
	As of December 31,
	2022	2021	2020	2019	2018
Real estate:
Other construction/land	$—	$—	$—	$31	$82
1-4 family – closed-end	629	1,023	1,193	741	799
Equity lines	59	892	2,403	480	408
Commercial real estate – owner occupied	—	1,234	1,678	1,440	605
Commercial real estate – non-owner occupied	—	—	582	2,105	49
Farmland	15,812	—	442	258	1,642
TOTAL REAL ESTATE	16,500	3,149	6,298	5,055	3,585
Agricultural	2,855	378	250	—	—
Commercial and industrial	217	973	1,026	651	1,425
Consumer loans	7	22	24	31	146
TOTAL NONPERFORMING LOANS (1) (2)	$19,579	$4,522	$7,598	$5,737	$5,156

Foreclosed assets	—	93	971	800	1,082
Total nonperforming assets	$19,579	$4,615	$8,569	$6,537	$6,238
Performing TDRs (1)	$4,522	$4,910	$11,382	$8,415	$10,920
Loans deferred under CARES Act (2)	$—	$10,411	$29,500	$—	$—
Nonperforming loans as a % of total gross loans and leases	0.95%	0.23%	0.31%	0.32%	0.30%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.95%	0.23%	0.35%	0.37%	0.36%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.
(2)	Loans deferred under the CARES act are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in the table.

NPAs totaled $19.6 million, or 1.0% of gross loans and leases plus foreclosed assets at the end of 2022, up from $4.6 million, or 0.2% of gross loans and leases plus foreclosed assets at the end of 2021. NPAs decreased $3.1 million or 50% in 2021.

Nonperforming loans secured by real estate comprised $16.5 million of total nonperforming loans at December 31, 2022, an increase of $13.4 million, since December 31, 2021. There was also an increase of $2.5 million in agricultural production loans but a decrease of $0.8 million in commercial and industrial loans. Consumer nonperforming loans were nominal at December 31, 2022. Nonperforming loan balances at December 31, 2022 include $0.6 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such. We also had $4.5 million in loans classified as performing TDRs for which we were still accruing interest at December 31, 2022, an decrease of $0.4 million, or 8%, relative to December 31, 2021. Notes 2 and 4 to the consolidated financial statements provide a more comprehensive disclosure of TDR balances and activity within recent periods.

The Company had no foreclosed assets at December 31, 2022. At the end of 2021 foreclosed assets totaled $0.1 million, which was comprised of one property that was subsequently sold in 2022. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Allowance for Credit Losses/Allowance for Loan and Lease Losses

The allowance for credit losses on loans and leases, a contra-asset, is established through a provision for credit losses on loans and leases. The allowance for credit losses on loans and leases is at a level that, in Management’s judgment, is adequate to absorb probable credit losses on loans related to individually identified loans as well as probable credit losses in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off. Note 2 to the consolidated financial statements provides a more comprehensive discussion of the accounting guidance we conform to and the methodology we use to determine an appropriate allowance for credit losses on loans and leases. The Company’s allowance for credit losses on loans and leases was $23.1 million, or 1.12% of gross loans at December 31, 2022, relative to $14.3 million, or 0.7% of gross loans at December 31, 2021. The increase in the allowance resulted from an increase in non-accrual loan balances, primarily as a result of a downgrade in the first quarter of 2022 of one loan relationship in the dairy industry consisting of four separate loans. At December 31, 2022, nonaccrual loans totaled $19.6 million compared to $4.5 million at December 31, 2021. All of the Company’s impaired assets are periodically reviewed and are either well-reserved based on current loss expectations or are carried at the fair value of the underlying collateral, net of expected disposition costs. The ratio of the allowance to nonperforming loans was 118% at December 31, 2022, relative to 315% at December 31, 2021, and 233% at December 31, 2020. As described above, a separate allowance of $0.8 million for potential losses inherent in unused commitments is included in other liabilities at December 31, 2022.

The Company recorded a provision for loan and lease losses of $10.9 million in 2022 as compared to a loan and lease loss benefit of $3.7 million in 2021, and a loan and lease loss provision of $8.6 million in 2020. Our allowance for probable losses on individually identified loans decreased $0.4 million, or 46%, during 2022, and  $0.2 million, or 20%, during 2021. The allowance for probable losses inherent in the remaining portfolio increased by $9.2 million, or 68%. The primary reason for this increase is the $9.4 million CECL transition amount from the adoption of FASB Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326).

The following table sets forth the Company’s net charge-offs as a percentage to the average loan balances in each loan category, as well as other credit related ratios at or for the periods indicated:

Credit Ratios
(dollars in thousands, unaudited)
	As of and for the years ended December 31,
	2022			2021			2020
	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Real estate:
1-4 family residential construction	$—	$5,927	—	$—	$36,245	—	$—	$85,934	—
Other construction/land	(260)	21,806	(1.19)%	(328)	35,906	(0.91)%	(40)	86,363	(0.05)%
1-4 family – closed-end	(87)	399,435	(0.02)%	67	160,522	0.04%	(13)	175,776	(0.01)%
Equity lines	(12)	23,189	(0.05)%	(13)	33,484	(0.04)%	(34)	44,306	(0.08)%
Multi-family residential	—	65,785	—	—	57,318	—	—	58,666	—
Commercial real estate – owner occupied	—	325,354	—	—	350,197	—	—	322,460	—
Commercial real estate – non-owner occupied	1,911	884,522	0.22%	(82)	1,021,759	(0.01)%	—	701,422	—
Farmland	4,418	105,856	4.17%	—	122,931	—	—	135,759	—
Total real estate	5,970	1,831,874	0.33%	(356)	1,818,362	(0.02)%	(87)	1,610,686	(0.01)%
Agricultural	4,788	31,565	15.17%	50	42,866	0.12%	—	47,299	—
Commercial and industrial	159	83,937	0.19%	(64)	155,365	(0.04)%	307	182,802	0.17%
Mortgage warehouse lines	—	54,606	—	—	147,996	—	—	221,319	—
Consumer loans	632	4,301	14.69%	202	4,993	4.05%	515	6,584	7.82%
Total	$11,549	$2,006,283	0.58%	$(168)	$2,169,582	(0.01)%	$735	$2,068,690	0.04%
Allowance for credit losses on loans and leases to gross loans and leases at end of period			1.12%			0.72%			0.72%
Nonaccrual loans to gross loans and leases at end of period			0.95%			0.23%			0.31%
Allowance for credit losses on loans and leases to nonaccrual loans			117.78%			315.26%			233.46%

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

Allocation of Allowance for Credit Losses on Loans and Leases
(dollars in thousands)
	As of December 31,
	2022		2021		2020		2019		2018
	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans
Real Estate	$21,274	91.45%	$11,586	87.46%	$11,766	87.46%	$5,635	76.97%	$5,831	79.55%
Agricultural	194	1.37%	464	1.71%	482	1.71%	193	1.82%	256	2.73%
Commercial and industrial (2)	1,274	6.97%	1,559	10.60%	4,721	10.60%	2,685	20.98%	2,394	17.28%
Consumer loans	314	0.21%	510	0.23%	720	0.23%	1,278	0.23%	1,239	0.44%
Unallocated	4	—	137	—	49	—	132	—	30	—
Total	$23,060	100.00%	$14,256	100.00%	$17,738	100.00%	$9,923	100.00%	$9,750	100.00%
(1)	Represents percentage of loans in category to total loans
(2)	Includes mortgage warehouse lines

The Company’s allowance for credit losses on loans and leases at December 31, 2022 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting, or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance. The Company adopted the current expected credit losses methodology on January 1, 2020, under FASB Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) to January 1, 2022. However, as previously noted under the Allowance for Loan and Lease Losses section above in March 2020, the Company elected under Section 4014 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act to defer the implementation of CECL. At the time the decision was made, there was a significant change in economic uncertainty on the local, regional, and national levels as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. Further, the Company has taken actions to serve our communities during the pandemic, including permitting short-term payment deferrals to current customers, as well as originating bridge loans and SBA PPP loans. Upon adoption of CECL, the Company was required to make an adjustment to equity, net of taxes, equal to the difference between the allowance for credit losses calculated under the CECL method and the allowance for loan and lease losses as calculated under the incurred loss method as of December 31, 2021. Therefore, on January 1, 2022, the Company recorded a $10.4 million increase in the allowance for credit losses, which includes a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes.

Investments

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $1.3 billion, or 35% of total assets at December 31, 2022, as compared to $1.2 billion, or 35% of total assets at December 31, 2021.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances held primarily in our Federal Reserve Bank account totaled $3.2 million at December 31, 2022, as compared to $193.3 million at December 31, 2021. The average rate on the interest-bearing balances was 0.57% for 2022.  In an effort to change the mix of lower rate earning assets, the Company worked diligently to identify higher yielding earning assets, within the Company’s risk profile for purchase.  With respect to the investment portfolio, the Company  purchased $181.5 million of AAA and AA-rated Collateralized Loan Obligations (“CLOs”) bringing the total CLOs to $498.4 million at December 31, 2022. These structured investments complement our fixed-rate earning assets, including fixed rate loans, as CLOs have rates that adjust quarterly.

The Company’s investment securities portfolio had a book balance of $1.3 billion at December 31, 2022, compared to $973.3 million at December 31, 2021, reflecting a net increase of $298.5 million, or 31%.  The Company carries “available for sale” investments at their fair market values and “held to maturity” investments at amortized cost. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable. The expected effective duration was 1.83 years for available-for-sale investments and 6.4 years for held-to-maturity investments at December 31, 2022,  as compared to 3.2 years for available-for-sale investments at December 31, 2021. The expected effective duration was 1.83 years for available-for-sale investments and 6.4 years for held-to-maturity investments at December 31, 2022,  as compared to 3.2 years for available-for-sale investments at December 31, 2021.In the second and fourth quarters of 2022 the Company transferred $162.1 million and $198.3 million, respectively of “available for sale” investments to “held to maturity”. Those securities were transferred at fair market value on the date of the transfer. The transfer was initiated to reduce the effect of potential future rate increases on accumulated other comprehensive income due to changes in estimated fair value.. See Note 3, Investment Securities for additional information.

The following Investment Portfolio table reflects the carrying amount for each primary category of investment securities for the past three years:

Investment Portfolio-Available for Sale
(dollars in thousands)
	As of December 31,
	2022		2021		2020
	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$50,599	3.98%	$1,574	0.16%	$1,800	0.33%
Mortgage-backed securities	122,532	9.63%	306,727	31.52%	314,435	57.80%
State and political subdivisions	205,980	16.20%	304,268	31.25%	227,739	41.87%
Corporate bonds	57,435	4.52%	28,529	2.93%	—	—
Collateralized loan obligations	498,377	39.19%	332,216	34.13%	—	—
Total available for sale	934,923	73.51%	973,314	100.00%	543,974	100.00%
Held to maturity
U.S. government agencies	6,047	0.48%	—	—	—	—
Mortgage-backed securities	157,473	12.38%	—	—	—	—
State and political subdivisions	173,361	13.63%	—	—	—	—
Total held to maturity	336,881	26.49%	—	—	—	—
Total securities	$1,271,804	100.00%	$973,314	100.00%	$543,974	100.00%

Based on an analysis of its available for sale securities with unrealized losses as of December 31, 2022, The Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of debt securities is expected to recover as payments are received and the debt securities approach maturity. In addition, the Company determined there was a $0.1 million credit loss  expected on the held-to-maturity debt securities portfolio which was recorded as an allowance for credit losses on held-to-maturity securities.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $183.5 million at December 31, 2022 and $167.2 million at December 31, 2021, leaving $1.1 billion in unpledged debt securities at December 31, 2022 and $806.1 million at December 31, 2021. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $43.1 million at December 31, 2022 and $47.0 million at December 31, 2021.

The table below groups the Company’s investment securities by their remaining time to maturity as of December 31, 2022, and provides weighted average yields for each segment.

Maturity and Yield of Held-to-Maturity Investment Portfolio

(dollars in thousands)

	December 31, 2022
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Mortgage-Backed Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
U.S. government agencies	$—	—	$400	2.81%	$5,647	2.05%	$—	—	$—	—	$6,047	2.10%
Mortgage-backed securities	—	—	—	—	—	—	—	—	157,473	2.07%	157,473	2.07%
State and political subdivisions	672	3.58%	1,659	4.00%	13,401	3.15%	157,692	3.64%	—	—	173,424	3.61%
Total securities	$672		$2,059		$19,048		$157,692		$157,473		$336,944

Cash and Due from Banks

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches and our reserve requirement, among other things, and is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds. The Company’s balance of noninterest earning cash and balances due from correspondent banks totaled $72.8 million, or 2% of total assets at December 31, 2022, and $63.1 million, or 2% of total assets at December 31, 2021. The average balance of non-earning cash and due from banks, which can be used to determine trends, was $79.3 million for 2022, $75.7 million for 2021 and $72.0 million for 2020.

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

The following premises and equipment table reflects the original cost, accumulated depreciation and amortization, and net book value of fixed assets by major category, for the years noted:

Premises and Equipment
(dollars in thousands)
	As of December 31,
	2022			2021			2020
		Accumulated			Accumulated			Accumulated
		Depreciation			Depreciation			Depreciation
		and	Net Book		and	Net Book		and	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value	Cost	Amortization	Value
Land	$4,823	$—	$4,823	$4,823	$—	$4,823	$5,751	$—	$5,751
Buildings	21,170	11,864	9,306	21,006	11,284	9,722	21,580	11,005	10,575
Furniture and equipment	18,948	14,711	4,237	19,242	14,925	4,317	20,705	15,474	5,231
Leasehold improvements	14,732	10,620	4,112	14,682	9,973	4,709	15,226	9,278	5,948
Total	$59,673	$37,195	$22,478	$59,753	$36,182	$23,571	$63,262	$35,757	$27,505

The net book value of the Company’s premises and equipment was 1% of total assets at both December 31, 2022, and December 31, 2021. Depreciation and amortization included in occupancy and equipment expense totaled $2.4 million in 2022 and $3.1 million in 2021.

Other Assets

Goodwill totaled $27.4 million at December 31, 2022, unchanged for the year and other intangible assets were $2.3 million, a decrease of $1.0 million, or 30%, as a result of amortization expense recorded on core deposit intangibles. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment following FASB guidelines and based on those analytics Management has determined that no impairment exists as of December 31, 2022.

The net cash surrender value of bank-owned life insurance policies decreased to $52.2 million at December 31, 2022 from $54.2 million at December 31, 2021, due to the decline of BOLI income from net cash surrender values. Refer to the “Noninterest Revenue and Operating Expense” section above for a more detailed discussion of BOLI and the income/expense it generates.

The remainder of other assets consists primarily of right-of-use assets tied to operating leases, accrued interest receivable, deferred taxes, investments in bank stocks, other real estate owned, prepaid assets, investments in low-income housing credits, investments in SBA loan funds, and other miscellaneous assets. The total operating lease right-of-use asset recorded on the books is $11.4 million less accumulated amortization of $4.5 million. The bank stocks include Pacific Coast Bankers Bank stock and restricted stock related to the Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

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

Deposit Distribution
(dollars in thousands)
	Year Ended December 31,
	2022	2021	2020	2019	2018
Interest bearing demand deposits	$150,875	$129,783	$109,938	$91,212	$101,243
Noninterest bearing demand deposits	1,088,199	1,084,544	943,664	690,950	662,527
NOW	490,707	614,770	558,407	458,600	434,483
Savings	456,980	450,785	368,420	294,317	283,953
Money market	139,795	147,793	131,232	118,933	123,807
Customer time deposits	399,608	293,897	412,945	464,362	460,327
Brokered deposits	120,000	60,000	100,000	50,000	50,000
Total deposits	$2,846,164	$2,781,572	$2,624,606	$2,168,374	$2,116,340

Percentage of Total Deposits
Interest bearing demand deposits	5.30%	4.67%	4.19%	4.21%	4.78%
Noninterest bearing demand deposits	38.23%	38.99%	35.95%	31.86%	31.31%
NOW	17.24%	22.10%	21.28%	21.15%	20.53%
Savings	16.06%	16.21%	14.04%	13.57%	13.42%
Money market	4.91%	5.31%	5.00%	5.48%	5.85%
Customer time deposits	14.04%	10.57%	15.73%	21.42%	21.75%
Brokered deposits	4.22%	2.16%	3.81%	2.31%	2.36%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Deposit balances reflect net growth of $64.6 million, or 2%, in 2022 and $157.0 million, or 6%, during 2021. The increase in 2022 was primarily from brokered deposits while the increase in 2021 was primarily due to organic growth as both consumer and commercial existing customers increased their deposit account balances.

Noninterest bearing demand deposit balances were up $3.7 million; NOW and interest-bearing demand accounts decreased by $103.0 million, or 14% in 2022. Overall non-maturity deposits decreased by $0.1 million, or 4%, to $2.3 billion at December 31, 2022.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth.

The following table presents the estimated deposits exceeding the FDIC insurance limit:

Uninsured Deposits
(dollars in thousands)
	Year Ended December 31,
	2022	2021
Uninsured deposits	$919,467	$929,583

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $97.8 million. The following table presents the maturity distribution of the estimated uninsured time deposits:

Uninsured Time Deposit Maturity Distribution
(dollars in thousands)
	As of December 31, 2022
	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits	$88,851	$3,491	$4,820	$591	$97,753

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

Total non-deposit interest-bearing liabilities increased $221.5 million, or 116%, in 2022, due primarily to increases in overnight fed funds purchased, customer repurchase agreements, and FHLB advances. Non-deposit interest-bearing liabilities decreased $25.8 million, or 12%, in 2021, due primarily to decreases in overnight fed funds purchased, and FHLB advances. The decreases were partially offset by increases in customer repurchase agreements and long-term debt.  The Company had $125.0 million in overnight fed funds purchased and $94.0 million in overnight FHLB advances at December 31, 2022 as compared to, no overnight fed funds purchased, overnight FHLB advances or short-term borrowings from the FHLB at December 31, 2021. Repurchase agreements totaled $109.2 million at year-end 2022 relative to a balance of $106.9 million at year-end 2021. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. The Company had junior subordinated debentures totaling $35.5 million at December 31, 2022 and $35.3 million December 31, 2021, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities. The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016. Long term debt was $49.2 million at December 31, 2022 as compared to $49.1 million for the year ended December 31, 2021. The small increase resulted from the amortization of debt issuance costs.

The details of the Company’s short-term borrowings are presented in the table below, for the years noted:

Short-term Borrowings
(dollars in thousands)
	Year Ended December 31,
	2022	2021	2020
Repurchase Agreements
Balance at December 31	$109,169	$106,937	$39,138
Average amount outstanding	110,387	70,443	34,614
Maximum amount outstanding at any month end	118,014	106,937	41,449
Average interest rate for the year	0.29%	0.30%	0.40%

Fed funds purchased
Balance at December 31	$125,000	$—	$100,000
Average amount outstanding	16,980	1,561	1,918
Maximum amount outstanding at any month end	125,000	—	100,000
Average interest rate for the year	4.08%	0.06%	0.21%

FHLB advances
Balance at December 31	$94,000	$—	$42,900
Average amount outstanding	30,728	3,625	54,244
Maximum amount outstanding at any month end	103,100	5,000	195,100
Average interest rate for the year	3.44%	0.06%	0.19%

Other Noninterest Bearing Liabilities

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities increased by $9.8 million, or 28%, during 2022. The primary reason for this increase was a commitment in low income housing tax credit funds and an increase in accrued interest payable due to the increase in interest rates during 2022.

Capital Resources

The Company had total shareholders’ equity of $303.6 million at December 31, 2022 as compared to $362.5 million at December 31, 2021. The decrease of $58.9 million, or 16%, is due to $33.7 million in net income and approximately $1.3 million in additional capital related to equity compensation, net of a $67.7 million decrease in our accumulated other comprehensive income, $13.9 million in dividends paid and $7.3 million from the cumulative effect of a change in accounting principal from the implementation of CECL, topic 326. One of our strategies for managing the potential for future unrealized losses in our securities portfolio to limit impacts to accumulated other comprehensive income and tangible capital was the movement of certain securities from available for sale to the held to maturity category, more fully discussed above under “Investments” and further below.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios at the dates indicated:

	December 31,	To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework) (1)
2022
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	10.30%	9.00%
Bank of the Sierra	10.99%	9.00%

2021
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	10.43%	8.50%
Bank of the Sierra	11.31%	8.50%
(1)	Under interim transition final guidance, the community bank leverage ratio minimum requirement was reduced to 8.5% for calendar year 2021.

At the end of 2022, as our Community Bank Leverage Ratio exceeded 9.0%, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, and our regulatory capital ratios remained above the median for peer financial institutions. We do not foresee any circumstances that would cause the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur. A more detailed table of regulatory capital ratios, which includes the capital amounts and ratios required to qualify as “well capitalized” as well as minimum capital ratios, appears in Note 16 to the Consolidated Financial Statements in Item 8 herein. For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

In addition to monitoring regulatory capital ratios, the Company monitors its tangible common equity ratio (TCE Ratio).  The TCE Ratio declined from 9.93% at December 31, 2021 to 7.65% at December 31, 2022. This decline was primarily  a result in a decrease in Accumulated Other Comprehensive Income due to the impact of higher interest rates on the value of investments available for sale.  As the change in estimated fair value of securities available for sale are included in Other Comprehensive Income, if values decline due to changes in interest rates, liquidity, or spreads, equity is also reduced.   Similarly, if values increase for the same reasons, equity is also increased. Although the Company elected to exclude changes in Accumulated Other Comprehensive Income for regulatory capital purposes, such changes do impact the stated book equity and tangible common equity. One of the reasons the Company purchases floating rate investments is to minimize the impact of changes in rates on tangible equity.  Similarly, as described above, the Company moved $360.4 million in securities from available for sale to held to maturity. At December 31, 2022, approximately 66% of the Company’s investment portfolio is either floating rate or held to maturity.

The Company also looks at the double leverage ratio, which is a measure of the reliance on the holding company’s borrowings that are injected into the subsidiary Bank as capital.  As holding company borrowings are primarily serviced by the receipt of dividends from the subsidiary Bank, this ratio is monitored as well as cash at the holding company for purposes of servicing the cash needs at the holding company level. This ratio is calculated by dividing subsidiary Bank capital by the holding company/consolidated capital. The Company generally maintains a double leverage ratio of under 125%. The double leverage ratio was 119.9% at December 31, 2022 as compared to 118.1% at December 31, 2021.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $955.9 million at December 31, 2022. The Company was also eligible to borrow approximately $42.3 million at the Federal Reserve Discount Window based on pledged assets at December 31, 2022. Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2022, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $1.1 billion of the Company’s investment balances, as compared to $853.2 million at December 31, 2021. Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $127.9 million at December 31, 2022. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

At December 31, 2022 and December 31, 2021, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and Secondary Liquidity Sources	December 31, 2022	December 31, 2021
Cash and due from banks	$77,131	$257,528
Unpledged investment securities	1,097,164	806,132
Excess pledged securities	43,096	47,024
FHLB borrowing availability	718,842	787,519
Unsecured lines of credit	237,000	305,000
Funds available through fed discount window	42,278	50,608
Totals	$2,215,511	$2,253,811

The Company’s primary liquidity ratio and net loans to deposits ratio was 40% and 72%, respectively, at December 31, 2022, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Other liquidity ratios reviewed periodically by Management and the Board include the Community Bank leverage ratio, net change in overnight position and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding). All ratios were within policy guidelines at December 31, 2022.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, debt servicing, shareholder dividends, and stock repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. At December 31, 2022, the holding company maintained a cash balance of $26.1 million. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future and the Bank is not subject to any regulatory restrictions for paying dividends to the holding company, other than the legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in this Form 10-K.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least eight other interest rate scenarios in conducting our rolling 12-month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, 300, and 400 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time. Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock.

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration (dollars in thousands):

	December 31, 2022		December 31, 2021
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	(4.02%)	$(4,829)	16.59%	$16,974
+300	(2.74%)	$(3,291)	13.69%	$14,009
+200	(1.43%)	$(1,717)	9.98%	$10,214
+100	(0.16%)	$(195)	5.64%	$5,772
Base
-100	(2.76%)	$(3,312)	(10.29%)	$(10,529)
-200	(6.49%)	$(7,796)	NR	NR
-300	(9.96%)	$(11,977)	NR	NR
-400	(12.83%)	$(15,422)	NR	NR

The simulation for the period ending December 31, 2022, indicates that the Company is slightly liability sensitive, with net interest income decreasing in rising and declining rate scenarios, with a continued drop in interest rates having the most substantial negative impact. The change in the magnitude of the Company’s asset sensitivity based on its interest rate risk model at December 31, 2022, as compared to December 31, 2021, is due mostly to the level of overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings and in customer time deposits tied to the prime interest rate. In addition, based on the magnitude of rate changes, interest rates on new loans did not increase at the rates modeled in 2021 and therefore, the beta on loan yields was lowered in modeling interest rate risk in 2022. Any change in interest rate in the model would expect to decrease net interest income. At December 31, 2022, the Company had $219.0 million in overnight borrowings as compared to none at December 31, 2021. At December 31, 2021, the Company had $193.2 million in overnight cash held with the Federal Reserve bank as compared to $3.2 million at December 31, 2022. The Company has approximately $594.6 million of unfunded mortgage warehouse lines at December 31, 2022. If rates decrease, it would be expected that a significant portion of the unfunded mortgage warehouse lines would become funded and thereby, mitigate the impact of lower rates on the balance sheet through higher utilization.

For the period ending December 31, 2021, the simulation indicated that the Company is asset sensitive, with sizeable increases in net interest income in rising rate scenarios, however a continued drop in interest rates could have a substantial negative impact. The change in the magnitude of the Company’s asset sensitivity based on its interest rate risk model at December 31, 2021, as compared to December 31, 2020, is due mostly to the level of overnight cash held as an interest bearing deposit at the Federal Reserve Bank. At December 31, 2021, the Company had $193.2 million in overnight cash with the Federal Reserve Bank compared to $2.4 million at December 31, 2020.  As this cash is held overnight, any change in interest rate in the model would increase the yield on such overnight cash immediately, therefore, increasing the Company’s asset sensitivity.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When no balance sheet growth is incorporated and a stable interest rate environment is assumed, projected annual net interest income is about $2.6 million lower, or 2% than in our standard simulation. However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from excessive non-maturity deposit runoff and/or unfavorable deposit rate changes in rising rate scenarios, which could reduce our net interest income by 14% in the event of a 30% decay/shift in such balances.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of December 31, 2022, and 2021, under different interest rate scenarios relative to a base case of current interest rates (dollars in thousands):

	December 31, 2022		December 31, 2021
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	6.90%	$41,453	36.40%	$210,185
+300	6.01%	$36,093	32.66%	$188,603
+200	4.55%	$27,340	26.21%	$151,341
+100	3.11%	$18,680	15.54%	$89,711
Base
-100	(13.32%)	$(80,005)	(22.25%)	$(128,469)
-200	(32.90%)	$(197,558)	NR	NR
-300	(30.32%)	$(182,083)	NR	NR
-400	(20.11%)	$(120,782)	NR	NR

The table shows that our EVE will generally deteriorate in declining rate scenarios but should benefit from a parallel shift upward in the yield curve. The increase in value of the Company’s large volume of stable DDA balances is expected to outweigh the decrease in value of the fixed rate assets, causing the overall net increase in EVE in the up-shock scenarios. Our EVE sensitivity is decreasing in the current interest rate environment and fell considerably over the last twelve months ending December 31, 2022 given the higher rate environment at December 31, 2022 as compared to December 31, 2021. Sensitively decreased from 16% to 3% in the Up 100 shock and decreased from 36% to 7% in the Up 400 shock. All up-shock scenarios fall within Policy guidelines. All the down shock scenarios have exceeded the Policy guidelines and will continue to exceed them until deposit rates move back up to more normalized higher levels.

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
Porterville, California

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”).

We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control —Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework: (2013) issued by COSO.

As discussed in notes 2 and 4, effective January 1, 2022, the company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The Company recorded an increase to the allowance for credit losses – loans and leases of $9.5 million, an increase to allowance for credit losses on off balance sheet credit exposures of $0.9 million and a reduction to retained earnings of $7.3 million, net of deferred taxes of $3.1 million.

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

Critical Audit Matter

Critical audit matters (CAMs) arising from the audit and included in our auditor’s report are intended to inform investors and other financial statement users about matters that required especially challenging, subjective, or complex auditor judgment, and the relevant response or approach that we had to those matters. These matters relate to accounts or disclosures that are material to the financial statements, and include the following matters arising from the current period audit of the consolidated financial statements:

Allowance for Credit Losses - Loans and Leases

As discussed in Note 4 to the Company’s consolidated financial statements, the Company has a gross loan and lease portfolio of $2.1 billion and related allowance for credit losses - loans and leases (ACL) of $23.1 million as of December 31, 2022. The ACL represents management’s estimate of expected credit losses over the contractual life of the portfolio. The determination of the ACL is a material and complex estimate requiring significant management judgment in the evaluation of past events, current economic conditions and reasonable supportable forecasts, as well as qualitative adjustments applied on a portfolio segment basis. The qualitative adjustments are used to bring the ACL to the level management believes appropriate based on factors that are otherwise unaccounted for in the quantitative process.

Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of specialized skill or knowledge needed.

Our considerations and procedures performed to address this critical audit matter included:

o	Obtaining an understanding of the Company’s process for establishing the ACL, including the models selected by management to estimate quantitative components of the ACL and qualitative adjustments made to the ACL. This includes the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date.

o	Evaluating the design and testing the operating effectiveness of controls relating to the development and approval of the ACL methodology, management’s identification, determination and controls related to the significant assumptions used in the models, controls around the reliability and accuracy of the data used in the models, analysis of the ACL results and management’s review and approval of the ACL.

o	Evaluating the appropriateness of the model methodology used to incorporate a reasonable and supportable forecast period and reversion to historical loss rates by inspecting the model documentation and by comparing it to relevant industry practices.

o	Determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices.

o	Testing the completeness and accuracy of internal loan level data used as the basis for the calculation.

o	Evaluating the reasonableness of forecasted economic scenarios provided by a third party.

o	Evaluating the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data to support the adjustments and evaluated the trends in such adjustments. We searched for and evaluated information that corroborates or contradicts management’s reasonable and supportable forecast as well as identification and measurement of qualitative factors.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2019. Vavrinek, Trine, Day & Co., LLP, who joined Eide Bailly LLP in 2019, had served as the Company’s auditor since 2004.

San Ramon, California

March 9, 2023

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
ASSETS
Cash and due from banks	$72,803	$63,147
Interest bearing deposits in banks	4,328	194,381
Cash and cash equivalents	77,131	257,528
Investment securities
Available-for-sale, net of zero allowance for credit losses at December 31, 2022 and December 31, 2021	934,923	973,314

Held-to-maturity, (fair value of $328,011 at December 31, 2022 and $0 at December 31, 2021)	336,944	—
Allowance for credit losses on held-to-maturity securities	(63)	—
Net, investment securities held-to-maturity	336,881	—

Loans and leases:
Gross loans and leases	2,052,940	1,989,726
Deferred loan and lease fees, net	(123)	(1,865)
Allowance for credit losses on loans and leases	(23,060)	(14,256)
Net loans and leases	2,029,757	1,973,605
Foreclosed assets	—	93
Premises and equipment, net	22,478	23,571
Goodwill	27,357	27,357
Other intangible assets, net	2,275	3,275
Company owned life insurance	52,169	54,242
Other assets	125,619	58,029
	$3,608,590	$3,371,014
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,088,199	$1,084,544
Interest bearing	1,757,965	1,697,028
Total deposits	2,846,164	2,781,572
Repurchase agreements	109,169	106,937
Short-term borrowings	219,000	—
Long-term debt	49,214	49,141
Subordinated debentures, net	35,481	35,302
Allowance for credit losses on unfunded loan commitments	840	203
Other liabilities	45,140	35,365
Total liabilities	3,305,008	3,008,520
Commitments and contingent liabilities (Note 14)
Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued; Common stock, no par value; 24,000,000 shares authorized; 15,170,372 and 15,270,010 shares issued and outstanding in 2022 and 2021, respectively	112,928	113,007
Additional paid-in capital	4,148	3,910
Retained earnings	243,082	234,410
Accumulated other comprehensive (loss) gain, net of taxes of $23,746 in 2022 and $(4,687) in 2021	(56,576)	11,167
Total shareholders' equity	303,582	362,494
	$3,608,590	$3,371,014

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2022, 2021 and 2020

(dollars in thousands, except per share data)

	2022	2021	2020
Interest and dividend income
Loans and leases, including fees	$86,706	$99,249	$96,181
Taxable securities	25,789	7,239	8,199
Tax-exempt securities	8,805	6,218	5,707
Federal funds sold and other	519	370	156
Total interest income	121,819	113,076	110,243
Interest expense
Deposits	6,819	2,390	3,948
Short-term borrowings	2,069	213	243
Long-term debt	1,713	468	—
Subordinated debentures	1,603	979	1,217
Total interest expense	12,204	4,050	5,408
Net interest income	109,615	109,026	104,835
Provision (benefit) for credit losses on loans and leases	10,898	(3,650)	8,550
Benefit for credit losses on unfunded loan commitments	(294)	—	—
Provision for credit losses on held-to-maturity securities	63	—	—
Net interest income after provision for loan and lease losses	98,948	112,676	96,285
Noninterest income
Service charges on deposits	12,535	11,846	11,765
Debit card fees	8,533	8,485	7,023
Net gains (losses) on sale of securities available-for-sale	1,487	11	390
(Decrease) increase in cash surrender value of life insurance	(996)	2,648	2,412
Other income	9,211	5,089	4,560
Total noninterest income	30,770	28,079	26,150
Noninterest expense
Salaries and employee benefits	47,053	42,431	40,178
Occupancy and equipment	9,718	9,837	9,842
Other	28,032	31,288	25,892
Total noninterest expense	84,803	83,556	75,912
Income before income taxes	44,915	57,199	46,523
Provision for income taxes	11,256	14,187	11,079
Net income	$33,659	$43,012	$35,444
Earnings per share
Basic	$2.25	$2.82	$2.33
Diluted	$2.24	$2.80	$2.32
Weighted average shares outstanding, basic	14,955,756	15,241,957	15,216,749
Weighted average shares outstanding, diluted	15,022,755	15,353,445	15,280,325

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Years Ended December 31, 2022, 2021 and 2020

(dollars in thousands, except footnotes)

	2022	2021	2020
Net income	$33,659	$43,012	$35,444
Other comprehensive (loss) gain, before tax
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during period	(94,689)	(10,265)	18,099
Reclassification adjustment for gains included in net income (1)	(1,487)	(11)	(390)
Other comprehensive (loss) gain, before tax	(96,176)	(10,276)	17,709
Income tax benefit (expense) related to items of other comprehensive income	28,433	3,038	(5,236)
Total other comprehensive (loss) gain , net of tax	(67,743)	(7,238)	12,473
Comprehensive (loss) income	$(34,084)	$35,774	$47,917
(1)	Amounts are included in net gains on securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expense associated with the reclassification adjustment for the years ended 2022, 2021 and 2020 was $440,000, $3,000, and $115,000 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2022

(dollars in thousands, except per share data)

	Common Stock
					Accumulated
			Additional		Other
			Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Gain (Loss)	Equity
Balance, January 1, 2020	15,284,538	113,179	3,307	186,867	5,932	$309,285
Net Income	—	—	—	35,444	—	35,444
Other comprehensive gain, net of tax	—	—	—	—	12,473	12,473
Exercise of stock options	67,050	1,034	(259)	—	—	775
Stock based compensation expense	148,885	—	688	—	—	688
Stock repurchase	(112,050)	(829)	—	(1,733)	—	(2,562)
Cash dividends - $.80 per share	—	—	—	(12,207)	—	(12,207)
Balance, December 31, 2020	15,388,423	113,384	3,736	208,371	18,405	343,896
Net Income	—	—	—	43,012	—	43,012
Other comprehensive loss, net of tax	—	—	—	—	(7,238)	(7,238)
Stock options exercised, net of shares surrendered for cashless exercises	25,452	422	(141)	—	—	281
Restricted stock granted	73,912	680	(680)	—	—	—
Restricted stock surrendered due to employee tax liability	(12,122)	(89)	—	(203)	—	(292)
Restricted stock forfeited / cancelled	(18,217)	—	—	—	—	—
Stock based compensation - stock options	—	—	118	—	—	118
Stock based compensation - restricted stock	—	—	877	—	—	877
Stock repurchase	(187,438)	(1,390)	—	(3,538)	—	(4,928)
Cash dividends - $.87 per share	—	—	—	(13,232)	—	(13,232)
Balance, December 31, 2021	15,270,010	113,007	3,910	234,410	11,167	362,494
Cumulative change in accounting principle	—	—	—	(7,315)	—	(7,315)
Net Income	—	—	—	33,659	—	33,659
Other comprehensive loss, net of tax	—	—	—	—	(67,743)	(67,743)
Stock options exercised, net of shares surrendered for cashless exercises	29,640	1,360	(1,046)	—	—	314
Restricted stock granted	70,465	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(15,309)	(114)	—	(227)	—	(341)
Restricted stock forfeited / cancelled	(1,872)	—	—	—	—	—
Stock based compensation - stock options	—	—	84	—	—	84
Stock based compensation - restricted stock	—	—	1,200	—	—	1,200
Stock repurchase	(182,562)	(1,325)	—	(3,526)	—	(4,851)
Cash dividends - $.92 per share	—	—	—	(13,919)	—	(13,919)
Balance, December 31, 2022	15,170,372	$112,928	$4,148	$243,082	$(56,576)	$303,582

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022, 2021, and 2020

(dollars in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$33,659	$43,012	$35,444
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(1,487)	(11)	(390)
Loss (gain) on disposal of fixed assets	8	(180)	—
Gain on sale of foreclosed assets	(8)	(153)	(10)
Writedown of foreclosed assets	91	174	124
Stock based compensation expense	1,284	995	688
Provision (benefit) for loan and lease losses	10,898	(3,650)	8,550
Provision for credit losses on held-to-maturity securities	63	—	—
Depreciation and amortization	2,536	3,237	3,025
Net amortization on securities premiums and discounts	3,519	4,914	4,789
Accretion of discounts for loans acquired and net deferred loan fees	(279)	(411)	(663)
Decrease (increase) in cash surrender value of life insurance policies	996	(2,648)	(2,412)
Amortization of core deposit intangible	1,000	1,032	1,074
(Increase) decrease in interest receivable and other assets	(26,213)	6,435	(488)
Increase (decrease) in other liabilities	9,481	1,602	(8,151)
Deferred income tax (benefit) provision	(2,759)	85	(2,611)
Decrease (increase) in equity securities	332	(2,523)	(447)
Net amortization of partnership investment	451	746	1,505
Net cash provided by operating activities	33,572	52,656	40,027
Cash flows from investing activities:
Maturities and calls of securities available for sale	11,003	10,390	12,385
Proceeds from sales of securities available for sale	45,903	148	20,298
Purchases of securities available for sale	(526,498)	(568,174)	(71,816)
Principal paydowns on securities available for sale	72,831	113,117	109,267
Net purchases of FHLB stock	(336)	—	—
Loan originations and payments, net	(76,225)	472,589	(697,305)
Purchases of premises and equipment, net	(1,272)	(371)	(2,916)
Proceeds from sales of fixed assets	—	1,426	—
Proceeds from sales of foreclosed assets	10	950	2,445
Purchase of bank owned life insurance	(24)	(39)	(210)
Liquidation of bank-owned life insurance	23	—	326
Proceeds from BOLI death benefit	1,078	984	274
Amortization of debt issuance costs	73	—	—
Net increase in partnership investment	(7,562)	(10,400)	—
Net cash (used in) provided by investing activities	(480,996)	20,620	(627,252)
Cash flows from financing activities:
Increase in deposits	64,592	156,966	456,232
Increase (decrease) in borrowed funds	94,000	(42,900)	22,900
Increase in repurchase agreements	2,232	67,799	13,427
Increase (decrease) in fed funds purchased	125,000	(100,000)	100,000
Cash dividends paid	(13,919)	(13,232)	(12,207)
Repurchases of common stock	(5,192)	(5,220)	(2,562)
Stock options exercised	314	281	775
Proceeds from issuance of subordinated debt	—	49,141	—
Net cash provided by financing activities	267,027	112,835	578,565
(Decrease) increase in cash and due from banks	(180,397)	186,111	(8,660)
Cash and cash equivalents, beginning of year	257,528	71,417	80,077
Cash and cash equivalents, end of year	$77,131	$257,528	$71,417

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Years Ended December 31, 2022, 2021 and 2020

(dollars in thousands)

	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$10,777	$3,649	$6,007
Income taxes	$13,165	$13,554	$14,490
Supplemental noncash disclosures:
Real estate acquired through foreclosure	$—	$93	$2,562
Change in unrealized net (losses) gains on investment securities	$(96,176)	$(10,276)	$17,709

The accompanying notes are an integral part of these consolidated financial statements.

1.       THE BUSINESS OF SIERRA BANCORP

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and its subsidiaries, two special purpose entities organized to facilitate repossessed assets, and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiaries are Sierra Statutory Trust II, Sierra Capital Trust III and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities.

At December 31, 2022, the Bank operated 35 full service branch offices, an online branch and provides specialized lending services through a dedicated agricultural credit office, an SBA division, Mortgage Warehouse lending divisions and a dedicated loan production office in Roseville, California and an agricultural production office in Templeton, California. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate, construction and mortgage loans. Loans are made in California within the market area of the South Central San Joaquin Valley, the Central Coast, Ventura County and neighboring communities. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2022. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

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

Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for credit losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for credit losses and other real estate, management obtains independent appraisals for significant properties, evaluates the overall loan portfolio characteristics and delinquencies and monitors economic conditions.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and deposits with other financial institutions with original maturities within 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and fed funds purchased and repurchase agreements.

Securities

Debt securities may be classified as held to maturity and carried at amortized cost when management has the positive ability and intent to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Debt securities classified as available for sale are carried at fair value with unrealized holding gains and losses reported in other comprehensive income, net of tax. Securities designated as held-to-maturity, are carried at the amortized cost basis of the securities in question, which includes purchase premium or discount in addition to any unamortized premium or discount representing the unrealized gain or loss on any individual security at the time it was transferred from the available for sale designation. Notably, the Company has elected the practical expedient under GAAP to exclude accrued interest from the amortized-cost-basis of held-to-maturity securities and does not evaluate accrued interest receivable for an allowance for credit losses because any past due interest receivable on its held-to-maturity portfolio is reversed from income timely.  Accrued interest on held-to-maturity securities and available-for-sale securities continues to be included in other assets on the Company’s balance sheet and measured $2.7 million and $9.3 million, respectively, as of December 31, 2022.

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

For available-for-sale debt securities in an unrealized loss position for which management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available sale debt securities in an unrealized loss position, which don’t meet the previously outlined criteria, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. At December 31, 2022, the Company had no recorded Allowance for Credit Losses on its securities designated as available-for-sale.

Under CECL, held-to-maturity debt securities are evaluated for reserves in the same manner as loans.  On April 1, 2022, the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from available-for-sale to held-to maturity. On October 1, 2022, a similar transfer of $198.3 million securities from available for sale to held-to-maturity was completed. The securities were transferred at their fair value as of the transfer date, with the related unrealized gain or loss as of the date of transfer included in the amortized cost basis of the transferred security and subject to amortization or accretion over each security’s remaining life.  An unrealized loss of $30.7 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of  December 31, 2022 and is included in accumulated other comprehensive income, net of tax.  The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income each increasing over time. Because of the implicit and explicit guarantees of the Federal Government on the Agency and Mortgage-Backed securities there is no expectation of future losses on any of these securities and no allowance for credit losses has been established for these securities. The Bank’s municipal bonds moved to the held-to-maturity designation all have credit ratings considered investment grade or equivalent. A discounted-cash-flow reserve calculation was performed upon the transfer of these securities into the held-to-maturity designation and is updated on a quarterly basis.  As of December 31, 2022, an allowance for credit losses of $0.06 million had been established on the Bank’s held-to-maturity portfolio and charged to provision expense during the year ended December 31, 2022. The company did not have any securities classified as held-to-maturity as of December 31, 2021.

FHLB Stock and Other Investments

The Bank is a member of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost in other assets, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank’s investment in FHLB stock was approximately $12.7 million at December 31, 2022, and $12.4 million at December 31, 2021.

Pursuant to the adoption of ASU 2016-01 on January 1, 2018, the Company elected the measurement alternative for measuring equity securities without readily determinable fair values at cost less impairment, plus or minus observable price changes in orderly transactions. The carrying amount of equity securities without readily determinable fair values is $3.0 million and $3.3 million at December 31, 2022, and 2021, respectively. Equity securities primarily consist of an investment in Pacific Coast Bankers’ Bank (“PCBB”). A remeasurement (loss) gain of $(0.3) million, $0.9 million and $0.4 million was recorded to income during the years ended December 31, 2022, 2021 and 2020, on PCBB stock. $2.4 million in cumulative remeasurement gains have been recorded as of December 31, 2022, on PCBB stock. Adjustments to the carrying value of PCBB stock were based on a third-party valuation.

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

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2022, 2021, or 2020 regarding these representations and warranties.

Loans and Leases (Financing Receivables)

Our credit quality classifications of Loans and Leases include Pass, Special Mention and Substandard. These classifications are defined in Note 4 to the consolidated financial statements.

Loans and leases are reported on the amortized cost basis. The amortized cost basis of the Company’s loans is comprised of the principal balance outstanding, net of remaining deferred loan fees and costs, purchase premiums and discounts, and also net of any write-downs. Notably, the Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on the Company’s Loans and Leases continues to be included in other assets on the Company’s balance sheet and as of December 31, 2022, measured $6.4 million. Loan and lease origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized in interest income as an adjustment to yield of the related loans and leases over the contractual life of the loan using both the effective interest and straight-line methods without anticipating prepayments.

Interest income for all performing loans, regardless of classification (Pass, Special Mention, Substandard), is recognized on an accrual basis, with interest accrued daily. Costs associated with successful loan originations are netted from loan origination fees, with the net amount (net deferred loan fees) amortized over the contractual life of the loan in interest income. If a loan has scheduled periodic payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan. Fees received for loan commitments are recognized as interest income over the term of the commitment. When loans are repaid, any remaining unamortized balances of deferred fees and costs are accounted for through interest income.

Generally, the Company places a loan or lease on nonaccrual status and ceases recognizing interest income when it has become delinquent more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. For loans with an interest reserve, i.e., where loan proceeds are advanced to the borrower to make interest payments, all interest recognized from the inception of the loan is reversed when the loan is placed on non-accrual. Once a loan is on non-accrual status subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Generally, loans and leases are not restored to accrual status until the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Due to loans being placed on nonaccrual status, $0.1 million of interest receivable on loans was reversed from interest income for the year ended December 31, 2022.

Impaired loans are classified as either nonaccrual or accrual, depending on individual circumstances regarding the collectability of interest and principal according to the contractual terms.

Purchased Credit Deteriorated Loans

Under CECL the legacy GAAP for purchased credit impaired (“PCI”) loans has been replaced with rules relating to loans designated as purchased credit deteriorated (“PCD”).  PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans as of December 31, 2021, management elected not to transition these loans into the PCD designation. As of December 31, 2022 the Company had no loans categorized as PCD.  Loans designated as PCD upon acquisition or purchase, most commonly resulting from a business combination, have the credit portion of any fair value discount established as an ACL in the fair value of “Day One” accounting for the business combination.  Any interest rate-related fair value adjustment on loans designated as PCD is recorded in the day one accounting and accreted or amortized over the loan’s expected life.  Loans not designated as PCD have a separate ACL, in addition to a credit related fair value adjustment recorded on day-one, recorded subsequent to the business combination accounting and established through provision expense.  This difference in accounting between loans designated as PCD and non-PCD is commonly referred to as the “CECL double count”.  The FASB is currently in initial deliberations to modify the accounting for acquired loans and leases and is expected to bring the accounting for loans designated as PCD and non-PCD into closer alignment.

Allowance for Credit Losses - Loans and Leases

The Allowance for Credit Losses (“ACL”) on the loan portfolio is a valuation allowance deducted from the recorded balance in loans and leases. The ACL represents principal which is not expected to be collected over the contractual life of the loans, adjusted for expected prepayment, whereas under legacy GAAP the allowance represented only losses already incurred as of the balance sheet date. The ACL is increased by a provision for credit losses charged to expense, and by principal recovered on charged-off balances. It is reduced by principal charge-offs. The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, using information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Adjustments are also made for changes in risk profile, credit concentrations, historical trends, and other economic conditions.

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

Loans where similar risk characteristics exist are evaluated for the ACL in the collective reserve evaluation. The Company’s policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of December 31, 2022, the Bank’s nonaccrual loans comprised the entire population of loans individually evaluated. The Company’s policy is that nonaccrual loans also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loan should be categorized as collateral dependent. It is the Company’s policy that the only loans and leases where the credit quality has deteriorated to the point where foreclosure is probable are the Company’s nonaccrual loans. Most of the Company’s business activity is with customers located in California within the Southern Central San Joaquin Valley; in the corridor stretching between Santa Paula and Santa Clarita in Southern California, and on the Central Coast. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in those regions. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for credit.

Though management believes the allowance for credit losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during the periods they become known. In addition, the FDIC and the California Department of Financial Protection and Innovation, as an integral part of their examination processes, review the allowance for credit losses. These agencies may require additions to the allowance for credit losses based on their judgment about information available at the time of their examinations.

Allowance for Credit Losses - Off-Balance Sheet Commitments

In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet commitments such as unused commitments from revolving lines of credit, certain mortgage warehouse lines of credit, construction loans and commercial and standby letters of credit. Because the available funds have not yet been disbursed on these commitments the estimated losses are not included in the calculation of the allowance for credit losses on the loan portfolio. The implementation of CECL also impacted the Company’s ACL on unfunded loan commitments, as this ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The Reserve for Unfunded Commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. Under CECL the ACL on unfunded loan commitments remains in Other Liabilities while any related provision expense has been moved to provision for credit loss expense from its prior presentation in noninterest expense. Prior period expense have not been reclassified for comparative purposes.

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

Foreclosed Assets

Foreclosed assets include real estate and other property acquired in full or partial settlement of loan obligations. Upon acquisition, any excess of the recorded investment in the loan balance over the appraised fair market value, net of estimated selling costs, is charged against the allowance for credit losses on loans and leases. A valuation allowance for losses on foreclosed assets is maintained to provide for subsequent declines in value. The allowance is established through a provision for losses on foreclosed assets which is included in other noninterest expense. Subsequent gains or losses on sales or write-downs resulting from permanent impairments are recorded in other noninterest expense as incurred. Operating costs after acquisition are expensed.

The Company had no foreclosed residential real estate properties recorded at December 31, 2022. At December 31, 2022, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process.

Goodwill and Other Intangible Assets

The Company acquired Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank and the Woodlake Branch of Citizen’s Business Bank in 2017. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually or more frequently if events and circumstances exist which indicate that an impairment test should be performed. The Company selected December 31, 2022, as the date to perform the annual impairment test for 2022. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was no impairment recognized for the years ended December 31, 2022, 2021, and 2020.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The Company’s other intangible assets consist solely of core deposit intangible assets (CDI’s) arising from the acquisitions of Santa Clara Valley Bank, Coast National Bank, Ojai Community Bank, the Woodlake Branch of

Citizen’s Business Bank and the Lompoc branch of Santa Maria Community Bank. All of the CDI’s are being amortized on a straight-line basis over eight years.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2022, all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

Stock-Based Compensation

At December 31, 2022, the Company had one stock-based compensation plan, the Sierra Bancorp 2017 Stock Incentive Plan (the “2017 Plan”), which was adopted by the Company’s Board of Directors on March 16, 2017 and

approved by the Company’s shareholders on May 24, 2017. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007” Plan), which expired by its own terms on March 15, 2017. Options to purchase shares granted under the 2007 Plan that remained outstanding were unaffected by that plan’s termination. The 2017 Plan covers 850,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants.

Compensation cost and director’s expense is recognized for stock options and restricted stock awards issued to employees and directors and is recognized over the required service period, generally defined as the vesting period. The Company is using the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. The “multiple option” approach for stock options is used to allocate the resulting valuation to actual expense for current period. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option exercise and post-vesting termination behavior. The expected term of stock options granted is based on historical data and represents the period of time that options granted are expected to be outstanding subsequent to vesting, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant. No stock options were granted during the years ended December 31, 2022 and 2021. For the year ended 2020 the fair value of each stock option was estimated on the date of grant using the following assumptions: dividend yield, 3.02%; expected volatility, 25.06%; risk-free interest rate, 1.47%; expected option life, 6.4 years.

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

Recent Accounting Pronouncements

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record an estimate of expected credit losses over the contractual term for financial assets carried at amortized cost (generally loans and held-to-maturity investment securities) in addition to certain off balance-sheet credit exposure. Under the current expected credit losses (“CECL”) methodology expected credit losses for financial assets are estimated over the contractual life of the financial asset, adjusted for expected prepayments, considering historical experience, current conditions, and reasonable and supportable forecasts. Additionally, under CECL the accounting for credit losses on available-for-sale debt securities is addressed through an allowance for credit losses which is a change from legacy GAAP which previously required the direct write-down of securities through the other-than-temporary impairment approach. The Company implemented CECL on January 1, 2022, using the modified retrospective approach to estimate lifetime expected losses on financial assets measured at amortized cost in addition to certain off balance sheet credit exposures. The January 1, 2022, increase in the Company’s allowance for credit losses, of $9.5 million on loans and leases and $0.9 million in off balance sheet credit exposures, net of the impact of deferred taxes, was reflected in a transition adjustment of $7.3 million to retained earnings. There was no cumulative effect adjustment related to our available-for-sale investment portfolio upon adoption and the company had no securities designated as held-to-maturity as of January 1, 2022. Results for reporting periods beginning after December 31, 2021, are presented under CECL whereas prior comparative periods are presented under legacy GAAP. The following table illustrates the impact of the adoption of CECL, and the transition away from the incurred loss method, on January 1, 2022 (dollars in thousands). The impact to the Allowance for Credit losses (“ACL”) on the Loan Portfolio is broken out at the class level.

	January 1, 2022
	Reserves Under Incurred Loss	Reserves Under CECL	Transition Impact Gross	Impact of Deferred Taxes	Impact to Retained Earnings
Real estate:
1-4 family residential construction	$135	$28	$(107)	$32	$(75)
Other construction/land	228	254	26	(8)	18
1-4 family - closed-end	1,618	2,310	692	(205)	487
Equity lines	290	210	(80)	24	(56)
Multi-family residential	274	574	300	(89)	211
Commercial real estate - owner occupied	2,217	3,444	1,227	(363)	864
Commercial real estate - non-owner occupied	6,199	14,380	8,181	(2,418)	5,762
Farmland	737	340	(397)	117	(280)
Total real estate	11,698	21,540	9,842	(2,910)	6,932
Agricultural	465	382	(83)	25	(58)
Commercial and industrial	1,060	1,418	358	(106)	252
Mortgage warehouse lines	512	91	(421)	124	(297)
Consumer loans	521	279	(242)	72	(170)
Total Allowance for Credit Losses - Loans	14,256	23,710	9,454	(2,795)	6,659

Allowance for unfunded Loan Commitments	203	1,134	931	(275)	656

3.       INVESTMENT SECURITIES

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

The amortized cost and fair value of the securities available-for-sale and held-to-maturity are as follows (dollars in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$50,625	$49	$(75)	$—	$50,599
Mortgage-backed securities	129,948	—	(7,416)	—	122,532
State and political subdivisions	223,810	607	(18,437)	—	205,980
Corporate bonds	65,164	10	(7,739)	—	57,435
Collateralized loan obligations	515,032	60	(16,715)	—	498,377
Total available-for-sale securities	$984,579	$726	$(50,382)	$—	$934,923

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$6,047	$—	$(621)	$5,426	$—
Mortgage-backed securities	157,473	—	(9,915)	147,558	—
State and political subdivisions	173,424	585	1,018	175,027	(63)
Total held-to-maturity securities	$336,944	$585	$(9,518)	$328,011	$(63)

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses		Fair Value
Available-for-sale
U.S. government agencies	$1,546	$28	$—		$—	$1,574
Mortgage-backed securities	303,912	4,772	(1,957)		—	306,727
State and political subdivisions	290,729	13,807	(268)		—	304,268
Corporate bonds	28,436	94	(1)		—	28,529
Collateralized loan obligations	332,836	68	(688)		—	332,216
Total available-for-sale securities	$957,459	$18,769	$(2,914)	$		$973,314

The Company did not record an ACL on the available-for-sale portfolio at December 31, 2022 or upon the implementation of CECL on January 1, 2022.  As of both dates the Company considers the unrealized loss across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both January 1, 2022 and December 31, 2022 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of January 1, 2022 and December 31, 2022 was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	US Government Agencies are supported by the full faith and credit-worthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or December 31, 2022.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or December 31, 2022.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both January 1, 2022 and December 31, 2022 noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. On a quarterly basis management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both January 1, 2022 and December 31, 2022 management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly, these metrics include credit quality, reserve adequacy, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of January 1, 2022 and December 31, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both January 1, 2022 and December 31, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

For the years ended December 31, 2022, 2021, and 2020, proceeds from sales of securities available-for-sale were $45.9 million, $0.1 million, and $20.3 million, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of securities for the years ended were as follows (dollars in thousands):

	December 31,
	2022	2021	2020
Gross gains on sales and calls of securities	$1,487	$11	$433
Gross losses on sales and calls of securities	—	—	(43)
Net gains (losses) on sales and calls of securities	$1,487	$11	$390

The Company has reviewed all sectors and securities in the portfolio for impairment. During the year ended December 31, 2022 the Company realized gains through earnings from the sale and call of 54 debt securities for $1.5 million. There were no securities sold during 2022 for which a loss was realized. During the year ended December 31, 2021, the Company realized gains through earnings from the sale and call of 21 debt securities for $0.01 million. There were no securities sold during 2021 for which a loss was realized. During the year ended December 31, 2020 the Company realized gains through earnings from the sale and call of 60 debt securities for $0.43 million. The securities were sold with 9 other debt securities, for which a $0.04 million loss was realized.

The following table summarizes available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position, including the number of available-for-sale debt securities in an unrealized loss position, as of the dates indicated below (dollars in thousands):

	December 31, 2022
		Less than twelve months		Twelve months or longer		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	8	$(75)	$27,550	$—	$—	$(75)	$27,550
Mortgage-backed securities	340	(7,108)	119,260	(308)	3,227	(7,416)	122,487
State and political subdivisions	252	(15,732)	147,635	(2,705)	9,807	(18,437)	157,442
Corporate bonds	52	(7,644)	54,636	(95)	405	(7,739)	55,041
Collateralized loan obligations	60	(10,152)	309,102	(6,563)	169,743	(16,715)	478,845
Total available-for-sale	712	$(40,711)	$658,183	$(9,671)	$183,182	$(50,382)	$841,365

	December 31, 2021
		Less than twelve months		Twelve months or longer		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	47	(1,797)	107,026	(160)	2,808	(1,957)	109,834
State and political subdivisions	28	(268)	30,170	—	—	(268)	30,170
Corporate bonds	1	(1)	499	—	—	(1)	499
Collateralized loan obligations	22	(688)	175,581	—	—	(688)	175,581
Total available-for-sale	98	$(2,754)	$313,276	$(160)	$2,808	$(2,914)	$316,084

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties (dollars in thousands):

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$12,141	$12,184	$672	$666
Maturing after one year through five years	21,013	20,831	2,059	2,032
Maturing after five years through ten years	119,649	111,513	19,048	17,431
Maturing after ten years	186,796	169,486	157,692	160,324
Securities not due at a single maturity date:
Mortgage-backed securities	129,948	122,532	157,473	147,558
Collateralized loan obligations	515,032	498,377	—	—
	$984,579	$934,923	$336,944	$328,011

Securities with amortized costs totaling $186.7 million and carrying values totaling $183.5 million were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2022 (see Note 10).

Securities available-for-sale with amortized costs totaling $166.3 million and estimated fair values totaling $167.2 million were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2021 (see Note 10).

At December 31, 2022, the Company’s investment portfolio included securities issued by 406 different government municipalities and agencies located within 37 states with a fair value of $381.0 million. The largest exposure to any single municipality or agency was $5.1 million (fair value) in four general obligation bonds issued by the City of New York (NY). In addition the Company owned 51 subordinated debentures issued by bank holding companies totaling $57.4 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations (dollars in thousands):

	December 31, 2022		December 31, 2021
General obligation bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Issuance:
Texas	$153,209	$146,667	$85,045	$89,225
California	65,758	60,701	64,092	67,066
Washington	21,635	21,312	23,858	24,812
Other (29 and 21 states, respectively)	102,336	100,480	75,037	78,579
Total general obligation bonds	342,938	329,160	248,032	259,682

Revenue bonds
State of Issuance:
Texas	9,216	8,840	7,038	7,377
California	3,788	3,673	1,349	1,392
Washington	4,083	3,490	4,334	4,602
Other (20 and 14 states, respectively)	37,209	35,844	29,976	31,215
Total revenue bonds	54,296	51,847	42,697	44,586
Total obligations of states and political subdivisions	$397,234	$381,007	$290,729	$304,268

The following table summarizes the amortized cost and fair value of revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the revenue source of repayment for our largest source concentrations (dollars in thousands):

	December 31, 2022		December 31, 2021
Revenue bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Revenue Source:
Water	$21,246	$19,977	$15,534	$16,220
Lease	7,035	7,250	6,556	6,718
Sewer	6,560	6,405	3,932	4,165
Sales tax	4,123	3,934	5,514	5,842
Local or guaranteed housing	3,040	2,951	1,020	1,121
Other (10 and 10 sources, respectively)	12,292	11,330	10,141	10,520
Total revenue bonds	$54,296	$51,847	$42,697	$44,586

4.       LOANS AND LEASES AND ALLOWANCE FOR CREDIT LOSSES

We adopted the new current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2022. Certain prior period credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the current guidance and have not been included below as of December 31, 2022. Under CECL, disclosures are required on the amortized cost basis, whereas legacy GAAP required presentation on the recorded investment basis, with the primary difference being net deferred fees and costs.  Unless specifically noted otherwise, December 31, 2022 disclosures are prepared on the amortized cost basis and December 31, 2021 and 2020 disclosures present information according to the recorded investment basis.

Accrued interest receivable on loans of $6.4 million and $6.8 million at December 31, 2022 and December 31, 2021 respectively is not included in the loans included in the table below but is included in other assets on the Company’s balance sheet. The December 31, 2022 balance in 1-4 family closed end loans reflects year-to-date 2022 loan purchases of $173.1 million. The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level. The following table presents loans by class as of December 31, 2022 and December 31, 2021 (dollars in thousands).

	December 31,
	2022	2021
Real estate:
1-4 family residential construction	$—	$21,369
Other construction/land	18,412	25,299
1-4 family - closed-end	416,116	289,457
Equity lines	21,330	26,588
Multi-family residential	91,691	53,458
Commercial real estate - owner occupied	323,873	334,446
Commercial real estate - non-owner occupied	893,846	882,888
Farmland	113,394	106,706
Total real estate	1,878,662	1,740,211
Agricultural	27,936	33,990
Commercial and industrial	76,779	109,791
Mortgage warehouse lines	65,439	101,184
Consumer loans	4,124	4,550
Subtotal	2,052,940	1,989,726
Less net deferred loan fees and costs	(123)	(1,865)
Allowance for credit losses on loans and leases	(23,060)	(14,256)
Net loans and leases	$2,029,757	$1,973,605

The following table presents the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	629	—	629	—
Equity lines	59	—	59	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	15,812	—	15,812	—
Total real estate	16,500	—	16,500	—
Agricultural	2,826	29	2,855	—
Commercial and industrial	83	134	217	940
Mortgage warehouse lines	—	—	—	—
Consumer loans	—	7	7	—
Total	$19,409	$170	$19,579	$940

The following table presents the impaired loans as of December 31, 2021, according to loan class, with and without an individually evaluated reserve according to the recorded investment basis (dollars in thousands).  Impaired loans as of December 31, 2021 included both nonaccrual loans and performing TDRs.  A separate breakout of nonaccrual loans by class as of December 31, 2021 is included in the past due loans table as of December 31, 2021, later in this footnote.

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

The Company did not recognize any interest on nonaccrual loans during 2022 and would have recognized an additional $1.0 million in interest income on nonaccrual loans had those loans not been designated as nonaccrual.

The following table presents the amortized cost basis of collateral-dependent loans by class as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	Amortized Cost	Individual Reserves
Real estate:
1-4 family residential construction	$—	$—
Other construction/land	—	—
1-4 family - closed-end	629	—
Equity lines	59	—
Multi-family residential	—	—
Commercial real estate - owner occupied	—	—
Commercial real estate - non-owner occupied	—	—
Farmland	15,812	—
Total real estate	16,500	—
Agricultural	2,826	—
Commercial and industrial	217	39
Mortgage warehouse lines	—	—
Consumer loans	—	—
Total	$19,543	$39

During the fourth quarter the amortized cost balance of collateral-dependent loans declined by $7.2 million due to charge-offs recognized in the Farmland and Agricultural Production categories. These charge-offs are primarily the result of a reduction in the expected valuation of collateral on a single loan relationship. The weighted average loan-to-value ratio of collateral dependent loans was 67% at December 31, 2022.  There were four collateral dependent loans in the process of foreclosure as of December 31, 2022.

The following table presents the aging of the amortized cost basis in past-due loans, according to class, as of December 31, 2022 (dollars in thousands):

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—	$—	$—
Other construction/land	—	—	—	—	18,358	18,358
1-4 family - closed-end	1,259	87	179	1,525	415,568	417,093
Equity lines	35	—	—	35	21,603	21,638
Multi-family residential	—	—	—	—	91,485	91,485
Commercial real estate - owner occupied	—	—	—	—	323,895	323,895
Commercial real estate - non-owner occupied	—	—	—	—	891,195	891,195
Farmland	522	97	15,393	16,012	97,582	113,594
Total real estate	1,816	184	15,572	17,572	1,859,686	1,877,258
Agricultural	—	—	2,778	2,778	25,416	28,194
Commercial and industrial	19	134	940	1,093	76,601	77,694
Mortgage warehouse lines	—	—	—	—	65,439	65,439
Consumer loans	15	—	—	15	4,217	4,232
Total loans and leases	$1,850	$318	$19,290	$21,458	$2,031,359	$2,052,817

The following table presents the aging of the recorded investment in past-due and nonaccrual loans, according to class, as of December 31, 2021 (dollars in thousands):

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

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR) if the modification constitutes a concession. At December 31, 2022, the Company had a total of $4.9 million in TDRs, including $0.3 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain, then the loan will be kept on non-accrual status.

The Company may agree to different types of concessions when modifying a loan or lease. For the year ended December 31, 2022, there were no new TDRs and no modifications of existing TDRs. The tables below summarize TDRs which were modified during the years ended December 31, 2021 and December 31, 2020, by type of concession.

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

December 31, 2021	Rate	Term	Interest Only	Rate & Term	Term & Interest
	Modification	Modification	Modification	Modification	Modification	Total
Troubled debt restructurings
Real estate:
Other construction/land	$—	$—	$—	$—	$—	$—
1-4 family - closed-end	—	—	—	—	—	—
Equity lines	—	—	—	—	—	—
Multi-family residential	—	1,000	—	83	—	1,083
Commercial real estate owner occupied	—	—	—	—	—	—
Commercial real estate non-owner occupied	—	136	—	—	—	136
Farmland	—	—	—	—	—	—
Total real estate loans	—	1,136	—	83	—	1,219

Agricultural	—	118	—	—	—	118
Commercial and industrial	—	185	—	—	—	185
Consumer loans	—	44	—	—	23	67
Small Business Administration Loans	—	—	—	—	—	—
Total	$—	$1,483	$—	$83	$23	$1,589

December 31, 2020	Rate	Term	Interest Only	Rate & Term	Term & Interest
	Modification	Modification	Modification	Modification	Modification	Total
Troubled debt restructurings
Real estate:
Other construction/land	$—	$85	$—	$—	$—	$85
1-4 family - closed-end	—	1,325	—	—	—	1,325
Equity lines	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Commercial real estate owner occupied	—	5,515	—	—	338	5,853
Commercial real estate non-owner occupied	—	443	—	—	—	443
Farmland	—	—	—	—	—	—
Total real estate loans	—	7,368	—	—	338	7,706

Agricultural	—	—	—	—	—	—
Commercial and industrial	—	143	—	—	—	143
Consumer loans	—	—	—	—	—	—
Total	$—	$7,511	$—	$—	$338	$7,849

Troubled Debt Restructurings

(dollars in thousands, unaudited)

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
December 31, 2021	Loans	Investment	Investment	Difference(1)
Real estate:
Other construction/land	—	$—	$—	$—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	2	1,083	1,083	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	1	137	136	(1)
Farmland	—	—	—	—
Total real estate loans		1,220	1,219	(1)

Agricultural	1	118	118	116
Commercial and industrial	1	185	185	(1)
Consumer loans	3	67	67	2
Total		$1,590	$1,589	$116

(1)	This represents the change in the ACL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
December 31, 2020	Loans	Investment	Investment	Difference(1)
Real estate:
Other construction/land	1	$86	$85	$40
1-4 family - closed-end	1	1,325	1,325	10
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	4	5,853	5,853	8
Commercial real estate - non-owner occupied	1	443	443	—
Farmland	—	—	—	—
Total real estate loans		7,707	7,706	58

Agricultural	—	—	—	—
Commercial and industrial	3	143	143	3
Consumer loans	—	—	—	—
Total		$7,850	$7,849	$61
(1)	This represents the change in the ACL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The Company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during years ending December 31, 2022, 2021 and 2020.

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

The following tables present the amortized cost of loans and leases by credit quality classification in addition to loan and lease vintage as of December 31, 2022 (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total Loans
Other construction/land
Pass	$-	$-	$4,249	$734	$955	$1,010	$11,340	$18,288
Substandard	-	-	70	-	-	-	-	70
Subtotal	-	-	4,319	734	955	1,010	11,340	18,358
1-4 family - closed-end
Pass	107,680	238,813	7,813	2,058	10,174	47,650	-	414,188
Special Mention	-	-	-	-	89	1,584	-	1,673
Substandard	-	-	-	-	31	1,201	-	1,232
Subtotal	107,680	238,813	7,813	2,058	10,294	50,435	-	417,093
Equity lines
Pass	-	225	510	337	77	294	18,837	20,280
Special Mention	-	-	20	-	-	-	986	1,006
Substandard	-	115	-	-	-	-	237	352
Subtotal	-	340	530	337	77	294	20,060	21,638
Multi-family residential
Pass	23,814	515	9,375	660	12,084	11,581	27,905	85,934
Special Mention	-	-	2,217	-	-	3,334	-	5,551
Subtotal	23,814	515	11,592	660	12,084	14,915	27,905	91,485
Commercial real estate - OO
Pass	38,408	25,996	64,335	38,121	36,038	106,293	8,343	317,534
Special Mention	296	-	-	350	-	2,265	232	3,143
Substandard	-	-	-	-	78	2,622	518	3,218
Subtotal	38,704	25,996	64,335	38,471	36,116	111,180	9,093	323,895
Commercial real estate - NOO
Pass	84,944	19,503	385,275	26,446	57,159	154,109	63,948	791,384
Special Mention	-	-	70,785	-	2,718	1,468	-	74,971
Substandard	-	-	14,733	-	7,066	3,041	-	24,840
Subtotal	84,944	19,503	470,793	26,446	66,943	158,618	63,948	891,195
Farmland
Pass	28,171	1,359	4,924	1,819	7,922	26,350	17,054	87,599
Special Mention	-	-	-	-	7,045	2,038	1,004	10,087
Substandard	-	-	-	-	3,417	12,491	-	15,908
Subtotal	28,171	1,359	4,924	1,819	18,384	40,879	18,058	113,594
Agricultural
Pass	7,530	448	452	22	1,027	1,821	13,594	24,894
Special Mention	-	-	-	-	-	-	446	446
Substandard	-	2,798	-	-	-	-	56	2,854
Subtotal	7,530	3,246	452	22	1,027	1,821	14,096	28,194
Commercial and industrial
Pass	5,994	5,032	7,325	6,190	4,310	7,222	32,477	68,550
Special Mention	215	129	3,067	44	-	1,616	3,772	8,843
Substandard	1	-	-	84	83	133	-	301
Subtotal	6,210	5,161	10,392	6,318	4,393	8,971	36,249	77,694
Mortgage warehouse lines
Pass	-	-	-	-	-	-	65,439	65,439
Subtotal	-	-	-	-	-	-	65,439	65,439
Consumer loans
Pass	1,162	203	138	127	4	346	2,177	4,157
Special Mention	-	-	35	16	-	-	16	67
Substandard	8	-	-	-	-	-	-	8
Subtotal	1,170	203	173	143	4	346	2,193	4,232
Total	$298,223	$295,136	$575,323	$77,008	$150,277	$388,469	$268,381	$2,052,817

The following table presents the Company’s loan portfolio on the recorded investment basis, according to loan class and credit grade as of December 31, 2021 (dollars in thousands):

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

CECL replaces the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”).  PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans as of December 31, 2021 management elected not to transition these loans into the PCD designation. As of December 31, 2022 the Company had no loans categorized as PCD.

As noted in footnote 2, on January 1, 2022 the Company implemented CECL and increased our ACL, previously the allowance for loan and lease losses, with a $9.5 million cumulative adjustment.  The Company’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses.  Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, with the exception of Farmland, Agricultural Production and Consumer loans, using a discounted cash flow (“DCF”) methodology. For purposes of calculating the quantitative portion of collectively evaluated reserves on Farmland, Agricultural Production, and Consumer categories a Remaining Life methodology is utilized. For purposes of estimating the Company’s ACL, Management generally evaluates collectively evaluated loans by Federal Call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses.  The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data.  The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates.  The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation.  LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code regression models utilized upon implementation of CECL on January 1, 2022, and as of December 31, 2022, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate.  Management selected the National Unemployment Rate as the driver of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves.  As of December 31, 2022, the only loans that Management considered to have different risk characteristics from other loans sharing the same Federal Call Report code were loans designated nonaccrual.

The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2022 (dollars in thousands):

	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2021	$1,909	$9,052	$1,202	$1,060	$512	$521	14,256
Impact of adopting ASC 326	611	9,628	(480)	358	(421)	(242)	9,454
Charge-offs	—	(1,911)	(9,205)	(322)	—	(1,396)	(12,834)
Recoveries	99	260	—	163	—	764	1,286
Provision for credit losses	632	703	8,941	(26)	(19)	667	10,898
Balance, December 31, 2022	$3,251	$17,732	$458	$1,233	$72	$314	$23,060

The $9.2 million in charge-offs recognized in the Farmland and Agricultural Production portfolio segment is primarily the result of a reduction in the expected valuation of collateral on a single loan relationship, recorded in the first and fourth quarters of 2022. The $1.9 million charge-off in Commercial Real Estate was recognized during the second quarter, when Management became aware of a borrower’s reduced ability to service their loan primarily as a result of increased vacancy rates related to the remote work which has increased following the pandemic.

The following table presents the activity in the allowance for loan and lease losses by portfolio segment for the years ended December 31, 2021 and 2020 (dollars in thousands):

			Commercial and
	Real Estate	Agricultural	Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Balance, December 31, 2019	$5,635	$193	$2,685	$1,278	$132	$9,923
Charge-offs	—	—	(436)	(1,397)	—	(1,833)
Recoveries	87	—	129	882	—	1,098
Provision	6,044	289	2,343	(43)	(83)	8,550
Balance, December 31, 2020	11,766	482	4,721	720	49	17,738
Charge-offs	(245)	(50)	(159)	(946)	—	(1,400)
Recoveries	601	—	223	744	—	1,568
Benefit	(536)	32	(3,226)	(8)	88	(3,650)
Balance, December 31, 2021	$11,586	$464	$1,559	$510	$137	$14,256
(1)	Includes mortgage warehouse lines

5.       PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,
	2022	2021
Land	$4,823	$4,823
Buildings and improvements	21,170	21,006
Furniture, fixtures and equipment	18,948	19,242
Leasehold improvements	14,732	14,682
Total premises and equipment, gross	59,673	59,753

Less accumulated depreciation and amortization	37,195	36,182
Total premises and equipment, net	$22,478	$23,571

Depreciation and amortization included in occupancy and equipment expense totaled $2.4 million, $3.1 million, and $2.8 million, for the years ended December 31, 2022, 2021, and 2020, respectively.

6. OPERATING LEASES

The Company leases space under non-cancelable operating leases for 18 branch locations, four off-site ATM locations, one administrative building, two loan production offices and a warehouse. Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs). Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component, but are separately accounted for in occupancy expense. The Company recognized lease expense of $2.2 million for the years ended December 31, 2022, 2021 and 2020. Most leases include one or more renewal options available to exercise. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the years ending December 31, 2022 and 2021.

At December 31, 2022, the Company’s right-of-use assets and operating lease liabilities were $6.9 million and $7.3 million, respectively. The weighted average remaining lease term for the lease liabilities was 5.8 years, and the weighted average discount rate of remaining payments was 4.7 percent. At December 31, 2021, the Company’s right-of-use assets and operating lease liabilities were $5.5 million and $6.2 million, respectively. The weighted average remaining lease term for the lease liabilities was 6.3 years, and the weighted average discount rate of remaining payments was 5.3 percent for the year ended December 31, 2021. Lease liabilities from new right-of-use assets obtained during the year ending December 31, 2022 and December 31, 2021 were $3.3 million and $0.5 million, respectively. There were no variable lease costs for the years ending December 31, 2022 and 2021. Cash paid on operating leases was $2.3 million and $2.2 million for the years ending December 31, 2022 and 2021, respectively.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2022 are as follows (dollars in thousands):

Year Ending December 31,
2023	$2,061
2024	1,696
2025	1,323
2026	978
2027	819
Thereafter	1,492
Total undiscounted lease payments	$8,369
Less: imputed interest	(1,106)
Net lease liabilities	$7,263

The Company generally has options to renew its facilities leases after the initial leases expire. The renewal options range from one to ten years.

7.       GOODWILL AND INTANGIBLE ASSETS

Goodwill

The rollforward of goodwill for each of the preceding three years is included in the table below (dollars in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance at January 1	$27,357	$27,357	$27,357
Acquired goodwill	—	—	—
Impairment	—	—	—
Balance at December 31	$27,357	$27,357	$27,357

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bank of the Sierra (the “Bank”) is the only subsidiary of the Company that meets the materiality criteria necessary to be deemed an operating segment, and because the Company exists primarily for the purpose of holding the stock of the Bank we have determined that only one unified operating segment or reporting unit (the consolidated Company) exists. The fair value of the consolidated Company is its market capitalization, as determined by quoted prices in active markets. If the Company’s market capitalization exceeds recorded shareholders’ equity, the book value, it can be reasonably presumed that no impairment exists. At December 31, 2022 (the measurement date that the Company selected), the Company’s stock closed at $21.24 which resulted in a market capitalization in excess of shareholders book equity.

Therefore it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment at December 31, 2022.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end (dollars in thousands):

	Years Ended December 31,
	2022		2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$8,401	$6,126	$8,401	$5,126

Aggregate amortization expense was $1.0 million, $1.0 million, and $1.1 million for 2022, 2021, and 2020.

Estimated amortization expense for each of the next five years and thereafter (dollars in thousands):

2023	$876
2024	781
2025	566
2026	52
2027	—
Thereafter	—
Total	$2,275

8.       OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2022	2021
Accrued interest receivable	$18,354	$11,246
Deferred tax assets	34,984	3,792
Investment in qualified affordable housing projects	10,051	2,940
Investment in limited partnerships	4,359	1,655
Investment in SBA loan fund	25,000	10,400
Federal Home Loan Bank stock, at cost	12,729	12,393
Other	20,142	15,603
Total	$125,619	$58,029

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company had $7.0 million in remaining capital commitments to these partnerships at December 31, 2022.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these is the Company’s $12.7 million investment in FHLB stock, carried at cost. Quarterly, the FHLB evaluates and adjusts the Company’s minimum stock requirement based on the Company’s borrowing activity and membership requirements. Any stock deemed in excess is automatically repurchased by the FHLB at cost.

9.       DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-end 2022 and 2021 were $97.8 million and $115.2 million, respectively.

Aggregate annual maturities of time deposits were as follows (dollars in thousands):

Year Ending December 31,
2023	$485,172
2024	31,222
2025	1,725
2026	416
2027	251
Thereafter	822
Total	$519,608

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest bearing demand deposits	$485	$331	$278
NOW	322	444	388
Savings	278	240	221
Money market	95	111	128
Time deposits	4,914	1,039	2,687
Brokered Deposits	725	225	246
Total	$6,819	$2,390	$3,948

10.       OTHER BORROWING ARRANGEMENTS

At year end, short-term borrowings consisted of the following (dollars in thousands):

	2022
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$110,387	$109,169	0.29%	$118,014	0.29%
Short term borrowings	47,708	219,000	3.67%	219,000	3.67%
Total	$158,095	$328,169		$337,014

	2021
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$70,443	$106,937	0.30%	$106,937	0.30%
Short term borrowings	5,186	—	0.06%	5,000	—
Total	$75,629	$106,937		$111,937

Included in short term borrowings was $94.0 million outstanding in fixed-rate overnight FHLB advances at December 31, 2022 and no balance outstanding at December 31, 2021. Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.3 billion of first mortgage loans under a blanket lien arrangement at year end 2022. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to the total of $922.1 million at year-end 2022, with a remaining borrowing capacity of $661.0 million if sufficient additional collateral was pledged.

The Company had no borrowings at December 31, 2022 and 2021 from the FRB. The Company was eligible to borrow up to $42.3 million from FRB at year end 2022, which was collateralized by $52.1 million in first mortgage loans under a blanket lien arrangement.

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $362.0 million and $305.0 million at December 31, 2022 and 2021, respectively, at fixed interest rates which vary with market conditions. Included in short term borrowings above there was $125.0 million outstanding overnight under these lines of credit at December 31, 2022 and no balance outstanding at December 31, 2021.

11.     LONG-TERM DEBT

At year-end, long-term debt was as follows (dollars in thousands):

	2022		2021
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Fixed - floating rate subordinated debentures, due 2031 (1)	$50,000	$786	$50,000	$859
	$50,000	$786	$50,000	$859
(1)	3.25% fixed rate for five years then floating rate at 253.5 basis points over 3-month term SOFR.

12.     SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2022, all $35.5 million of the Company’s trust preferred securities qualified as Tier 1 capital.

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

13.     INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal:
Current	$6,071	$8,186	$7,979
Deferred	233	135	(1,697)
Total federal	6,304	8,321	6,282
State:
Current	4,874	5,916	5,711
Deferred	78	(50)	(914)
Total state	4,952	5,866	4,797
Total tax provision	$11,256	$14,187	$11,079

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses on loans and leases	$6,817	$4,215
Foreclosed assets	—	126
Deferred compensation	4,158	4,511
Accrued reserves	1,022	555
Non-accrual loans	241	363
Lease liability	2,147	1,752
Loan fair value adjustment	245	420
Net operating losses	1,370	1,592
State income tax deduction	1,005	1,179
Other	1,211	992
Unrealized losses on securities available-for-sale	23,746	—
Total deferred tax assets	41,962	15,705
Deferred tax liabilities:
Deferred loan costs	(1,070)	(1,288)
Right-of-use asset	(2,034)	(1,618)
TRUPS accretion	(788)	(840)
FMV equity securities	(706)	(804)
Prepaids	(639)	(615)
Other	(517)	(565)
Intangibles	(337)	(579)
Premises and equipment	(887)	(917)
Net unrealized gain on securities available-for-sale	—	(4,687)
Total deferred tax liabilities	(6,978)	(11,913)
Net deferred tax assets	$34,984	$3,792

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax expense at federal statutory rate	$9,432	$12,012	$9,770
Increase (decrease) resulting from:
State franchise tax expense, net of federal tax effect	3,912	4,634	3,790
Tax exempt municipal income	(1,849)	(1,306)	(1,199)
Affordable housing tax credits	(530)	(524)	(518)
Excess tax benefit of stock-based compensation	(50)	(109)	(90)
Cash surrender value - life insurance	209	(556)	—
Other	132	36	(674)
Total	$11,256	$14,187	$11,079
Effective tax rate	25.06%	24.80%	23.81%

The Company is subject to federal income tax and income tax of various states. Our federal income tax returns for the years ended December 31, 2019, 2020 and 2021 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2018, 2019, 2020 and 2021 are open to audit by the state authorities.

The Company has net operating loss carry forwards of approximately $4.0 million for federal income and approximately $6.1 million for California franchise tax purposes. Net operating loss carry forwards, to the extent not used will begin to expire in 2033. Net operating loss carry forwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carry forward amounts noted above.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2022, 2021, and 2020, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months

14.     COMMITMENTS AND CONTINGENCIES

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $127.9 million. A $125.0 million letter of credit is pledged to secure public deposits at December 31, 2022 and a $2.9 million standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

Federal Reserve Requirements

Banks are normally required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. The Federal Reserve Bank has temporarily eliminated the reserve requirement in response to the COVID-19 pandemic, in an effort to free up available cash for lending purposes. There were no reserve balances required to be maintained at the Federal Reserve Bank by the Company at December 31, 2022 and 2021.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2022	2021
Fixed-rate commitments to extend credit	$94,248	$72,946
Variable-rate commitments to extend credit	$795,269	$481,082
Standby letters of credit	$6,037	$6,651

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

Concentration in Real Estate Lending

At December 31, 2022, in management’s judgment the Company had a concentration of loans secured by real estate. At that date, approximately 92% of the Company’s loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 66% of all real estate loans, while loans secured by non-construction residential properties accounted for 28%, and loans secured by farmland were 6% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

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

Legal Matters

In the ordinary course of our business, the Company is subject to legal proceedings and claims which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. Upon consultation with legal counsel and based on information currently available to us, management does not expect the amount of any resulting liability, in addition to amounts already accrued and taking into consideration insurance which may be applicable, to have a material adverse effect on the consolidated financial position or results of operations of the Company. Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to banking (including laws and regulations governing consumer protection, fair lending, privacy, information security and anti-money laundering and anti-terrorism laws), we like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

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

15.     SHAREHOLDERS’ EQUITY

Share Repurchase Plan

At December 31, 2022, the Company had a stock repurchase plan which has no expiration date. During the year ended December 31, 2022, the Company repurchased 182,562 shares. The total number of shares available for repurchase at December 31, 2022 was 630,000. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2022	2021	2020
Basic Earnings Per Share
Net income (dollars in thousands)	$33,659	$43,012	$35,444
Weighted average shares outstanding	14,955,756	15,241,957	15,216,749
Basic earnings per share	$2.25	$2.82	$2.33

Diluted Earnings Per Share
Net income (dollars in thousands)	$33,659	$43,012	$35,444
Weighted average shares outstanding	14,955,756	15,241,957	15,216,749
Effect of dilutive equity awards	66,999	111,488	63,576
Weighted average shares outstanding	15,022,755	15,353,445	15,280,325
Diluted earnings per share	$2.24	$2.80	$2.32

Stock options and unvested restricted stock awards for 293,586, 337,004, and 348,328 shares of common stock were not considered in computing diluted earnings per common share for 2022, 2021, and 2020, respectively, because they were antidilutive.

Stock Options

On March 16, 2017 the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017 pursuant to the approval of the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 135,449 shares that were granted under the 2007 Plan were still outstanding as of December 31, 2022, and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of December 31, 2022, was 382,006.

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

A summary of the Company’s stock option activity follows (shares in thousands, except exercise price):

	2022			2021		2020
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding,
Beginning of year	416	$24.15		495	$23.67	458	$21.08
Exercised or released	(30)	$10.59		(33)	$14.64	(67)	$11.65
Granted	—	$—		—	$—	126	$27.11
Canceled	(32)	$27.32		(45)	$26.36	(21)	$26.01
Expired	(2)	$10.21		(1)	$10.58	(1)	$10.73
Outstanding, end of year	352	$25.06	$348	416	$24.15	495	$23.67
Exercisable, end of year (2)	311	$24.78	$348	355	$23.62	324	$21.97
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on changes in the market value of the Company’s stock.
(2)	The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2022 was 5.2 years and 5.0 years, respectively.

Information related to stock options during each year follows (dollars in thousands, except per share data):

	2022	2021	2020
Weighted-average grant-date fair value per share	$—	$—	$4.76
Total intrinsic value of stock options exercised	$329	$346	$705
Total fair value of stock options vested	$103	$418	$489

$0.3 million in cash was received from the exercise of 29,640 shares during the period ended December 31, 2022, with a related tax benefit of $0.1 million. $0.3 million in cash was received from the exercise of 25,452 shares during the period ended December 31, 2021, with a related tax benefit of $0.1 million. $0.8 million in cash was received from the exercise of 66,470 shares during the period ended December 31, 2020, with a related tax benefit of $0.5 million.

The Company is using the Black-Scholes model to value stock options. In accordance with U.S. GAAP, charges of $0.1 million, $0.1 million, and $0.4 million are reflected in the Company’s income statements for the years ended December 31, 2022, 2021, and 2020, respectively, as pre-tax compensation and directors’ expense related to stock options. The related tax benefit of these options is $0.03 million for the years ended December 31, 2022 and 2021, and $0.1 million for the year ended December 31, 2020.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2022 was $0.1 million, which will be recognized over a weighted average period of 2.0 years.

Restricted Stock Grants

The Company’s restricted stock awards are non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of restricted stock awards is determined at the time the awards are issued, and different awards may have different vesting terms; provided, however, that no installment of any restricted stock award shall become vested less than one year from the grant date. Restricted stock awards are valued utilizing the fair value of the Company’s stock at the grant date. During the year ending 2022, 70,465  shares were granted to employees and directors of the Company. These awards are expensed on a straight-line basis over the vesting period. Compensation expense related to restricted stock units for the years ended December 31, 2022, 2021 and 2020 was $1.2 million, $0.9 million, and $0.2 million respectively, and the recognized income tax benefit related to this expense was $0.4 million, $0.3 million, and $0.1 million, respectively. As of December 31, 2022, there was $2.9 million of unamortized compensation and directors’ cost related to unvested restricted stock awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 2.4 years. The total fair value of shares vested during the year ended December 31, 2022 and 2021 was $1.3 million and $0.7 million, respectively. There were no shares vested during the year ended December 31, 2020.

A summary of the Company’s nonvested shares for the year follows (shares in thousands, except grant date fair value):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2022	165	$21.72
Granted	71	21.32
Vested	(58)	21.97
Forfeited	(2)	27.16
Nonvested at December 31, 2022	176	$21.42

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

The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2022, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized , significantly undercapitalized , and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end December 31, 2022 and 2021, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categorization.

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

The community bank leverage ratio removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the community bank leverage ratio framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies' capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. Under the interim final rules the community bank leverage ratio minimum requirement is 8% as of December 31, 2020, 8.5% for calendar year 2021, and 9% for calendar year 2022 and beyond. The interim rule allows for a two-

quarter grace period to correct a ratio that falls below the required amount, provided that the bank maintains a leverage ratio of 7% as of December 31, 2020, 7.5% for calendar year 2021, and 8% for calendar year 2022 and beyond.

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2022, both the Company and Bank were qualifying community banking organizations as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts (dollars in thousands) and ratios are presented below at year end.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
2022	Capital Amount	Ratio	Capital Amount	Ratio
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	$371,980	10.30%	$325,031	9.00%
Bank of the Sierra	$396,856	10.99%	$324,996	9.00%

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
2021	Capital Amount	Ratio	Capital Amount	Ratio
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	$356,800	10.43%	$290,851	8.50%
Bank of the Sierra	$387,059	11.31%	$290,817	8.50%

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Protection and Innovation, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2022, the maximum amount available for dividend distribution under this restriction was approximately $66.3 million.

17.     BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $4.9 million and $5.1 million for the years ended December 31, 2022 and 2021 and was fully accrued for both years. The expense recognized under these arrangements totaled $0.3 million, $0.4 million and $0.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. Salary continuation benefits paid to former directors or executives of the Company or their beneficiaries totaled $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans the Company has purchased, or acquired through merger, single premium life insurance policies with cash surrender values totaling $43.2 million at December 31, 2022 and 2021.

Officer and Director Deferred Compensation Plan

The Company has established a non-qualified deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs and the liability for the plan’s administration and the changes to income earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2022, 2021 and 2020. Although there is no requirement to fund this plan, the Company has purchased life insurance policies with cash surrender values totaling $9.0 million and $11.0 million at December 31, 2022 and 2021, respectively, which are specific account policies with underlying investments similar to the hypothetical investments elected inside the participant deferred compensation accounts.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 80%, 95% and 90% for the years ended December 31, 2022, 2021 and 2020, respectively. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date, and is subject to the approval of the Board of Directors. The Company contributed $1.2 million to the Plan in each of the years ended 2022 and 2021 and contributed $1.1 million to the Plan in 2020.

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

Noninterest income also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Included in other income:
Amortization of limited partnerships	$253	$(524)	$(1,189)
Dividends on equity investments	843	737	664
Unrealized gains recognized on equity investments	(332)	857	447
Other	8,447	4,019	4,638
Total other noninterest income	$9,211	$5,089	$4,560

19.     OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Legal, audit, professional, and director's fees	$3,061	$7,652	$4,263
Data processing	6,202	5,890	4,661
Advertising and promotional	1,728	1,521	1,889
Deposit services	9,492	9,049	8,483
Stationery and supplies	486	345	446
Telephone and data communication	1,563	2,013	1,775
Loan and credit card processing	550	501	879
Foreclosed assets expense (income), net	84	72	253
Postage	373	308	321
Other	3,415	2,780	2,205
Assessments	1,078	1,157	717
Total other noninterest expense	$28,032	$31,288	$25,892

20.     RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$1,067	$1,794	$2,731
Disbursements	4,059	1,983	7,114
Amounts repaid	(5,150)	(2,548)	(8,051)
Effect of changes in composition of related parties	24	(162)	—
Balance, end of year	$—	$1,067	$1,794
Undisbursed commitments to related parties	$6	$2,156	$2,635

Deposits from related parties held by the Bank at December 31, 2022 and 2021 amounted to $8.1 million and $9.9 million, respectively.

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

The Company used the following methods and significant assumptions to estimate fair values for each category of financial asset noted below:

Securities: The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges, live trading desk pricing from brokerages, or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities. In certain circumstances live trading desk pricing from brokerages and third party internal models are used to value debt securities that we classify as Level 3.

Collateral-dependent loans: A specific loss allowance is created for collateral dependent loans, representing the difference between the face value of the loan and the current appraised value of its associated collateral, less estimated disposition costs.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$50,599	$—	$50,599	$—
Mortgage-backed securities	—	122,532	—	122,532	—
State and political subdivisions	—	205,980	—	205,980	—
Corporate bonds	—	—	57,435	57,435	—
Collateralized loan obligations	—	498,377	—	498,377	—
Total available-for-sale securities	$—	$877,488	$57,435	$934,923	$—

	Fair Value Measurements at December 31, 2021, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$1,574	$—	$1,574	$—
Mortgage-backed securities	—	306,727	—	306,727	—
State and political subdivisions	—	304,268	—	304,268	—
Corporate bonds	—	999	27,530	28,529	—
Collateralized loan obligations	—	136,509	195,707	332,216	—
Total available-for-sale securities	$—	$750,077	$223,237	$973,314	$—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2022 and 2021 (dollars in thousands):

	Collateralized Loan Obligations		Corporate Bonds
	2022	2021	2022	2021
Balance of recurring Level 3 assets at January 1,	$195,707	$—	$27,530	$—
Purchases	—	195,707	29,905	27,530
Transfers out of Level 3	(195,707)	—	—	—
Balance of recurring Level 3 assets at December 31,	$—	$195,707	$57,435	$27,530

The following tables present quantitative information about recurring level 3 fair value measurements at December 31, 2022 (dollars in thousands):

				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Corporate Bonds	$57,435	New issue pricing	Risk appetite	N/A	N/A	N/A
		Secondary market pricing	Market volatility
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
		Credit spread
	$223,237

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans	$—	$18,141	$—	$18,141
Foreclosed assets	$—	$—	$—	$—

	Year Ended December 31, 2021
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$—	$221	$177	$398
Foreclosed assets	$—	$93	$—	$93

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at December 31, 2021 (dollars in thousands):

				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Impaired loans - commercial and industrial	$177	Fair value of collateral	Collateral discount	50%	70%	56%
	$177

There were no assets measured at fair value on a non-recurring basis with level 3 fair value measurements at December 31, 2022.

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2022 and 2021:

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

Mortgage loans: Fair value of mortgage loans, included in the table with loans and leases held for investment, are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018 and estimated using discounted cash flow analyses. The estimation of fair values of mortgage loans results in a Level 3 classification as it requires various assumptions and considerable judgement to incorporate factors relevant when selling loans to market participants, such as funding costs, return requirements of likely buyers and performance expectations of the loans given the current market environment and quality of loans.

Collateral-dependent loans: A specific loss allowance is created for collateral dependent loans, representing the difference between the face value of the loan and the current appraised value of its associated collateral, less estimated disposition costs.

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

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2022
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$77,131	$77,131	$—	$—	$77,131
Securities available-for-sale	934,923	—	877,488	57,435	934,923
Securities held-to-maturity	336,881	—	328,011	—	328,011
Loans and leases held for investment	2,011,616	—	—	1,909,822	1,909,822
Collateral dependent loans	18,141	—	18,141	—	18,141

Financial Liabilities:
Deposits:
Noninterest bearing	$1,088,199	$1,088,199	$—	$—	$1,088,199
Interest bearing	1,757,965	—	1,756,443	—	1,756,443
Repurchase agreements	109,169	—	109,169	—	109,169
Short-term borrowings	219,000	—	219,000	—	219,000
Long-term borrowings	49,214	—	42,775	—	42,775
Subordinated debentures	35,481	—	37,171	—	37,171

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$889,517
Standby letters of credit	6,037

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2021
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$257,528	$257,528	$—	$—	$257,528
Securities available for sale	973,314	—	750,077	223,237	973,314
Loans and leases held for investment	1,973,207	—	—	1,960,966	1,960,966
Collateral dependent impaired loans	398	—	221	177	398

Financial Liabilities:
Deposits:
Noninterest bearing	$1,084,544	$1,084,544	$—	$—	$1,084,544
Interest bearing	1,697,028	—	1,696,124	—	1,696,124
Fed funds purchased and repurchase agreements	106,937	—	106,937	—	106,937
Short-term borrowings	—	—	—	—	—
Long-term borrowings	49,141	—	49,118	—	49,118
Subordinated debentures	35,302	—	33,281	—	33,281

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$554,028
Standby letters of credit	6,651

23.     QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2022 and 2021, the balance of the investment for qualified affordable housing projects totaled $10.1 million and $2.9 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheet. Unfunded commitments related to these investments in qualified affordable housing projects totaled $7.0 million and $0.1 million at December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized amortization expense on these investments of $0.5 million, $0.5 million, and $0.6 million, respectively which was included within pretax income on the consolidated statements of income.

Additionally, during the years ended December 31, 2022, 2021 and 2020 the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $0.5 million. The Company had no impairment losses during the years ended December 31, 2022, 2021 and 2020.

24.     REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s sources of Noninterest Income for the twelve months ended December 31, 2022 and 2021. Items outside the scope of ASC 606 are noted as such (dollars in thousands).

	Year Ended December 31,
	2022	2021	2020
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$5,227	$4,924	$5,078
Other service charges on deposits	7,308	6,922	6,687
Debit card interchange income	8,533	8,485	7,023
Gain (loss) on limited partnerships(1)	253	(524)	(1,189)
Dividends on equity investments(1)	843	737	664
Unrealized (losses) gains recognized on equity investments(1)	(332)	857	447
Net gains on sale of securities(1)	1,487	11	390
Other(1)	7,451	6,667	7,050
Total noninterest income	$30,770	$28,079	$26,150

Noninterest expense
Salaries and employee benefits(1)	$47,053	$42,431	$40,178
Occupancy expense(1)	9,718	9,837	9,842
Gains on sale of OREO	(8)	(153)	(10)
Other(1)	28,040	31,441	25,902
Total noninterest expense	$84,803	$83,556	$75,912
(1)	Not within the scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for on an accrual basis under other provisions of GAAP.

25.     PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2022 and 2021

(dollars in thousands)

	2022	2021
ASSETS
Cash and due from banks	$26,099	$20,143
Investments in bank subsidiary	363,507	428,054
Investment in trust subsidiaries	1,145	1,145
Other assets	4,162	21
Total assets	$394,913	$449,363

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$6,636	$2,426
Long-term debt	49,214	49,141
Subordinated debentures	35,481	35,302
Total liabilities	91,331	86,869
Shareholders' equity:
Common stock	117,076	116,917
Retained earnings	243,082	234,410
Accumulated other comprehensive gain, net of taxes	(56,576)	11,167
Total shareholders' equity	303,582	362,494
Total liabilities and shareholders' equity	$394,913	$449,363

STATEMENTS OF INCOME

Years Ended December 31, 2022, 2021 and 2020

(dollars in thousands)

	2022	2021	2020
Income:
Dividend from subsidiary	$28,000	$3,200	$23,000
Other operating income	—	—	43
Total income	28,000	3,200	23,043
Expense
Salaries and employee benefits	1,129	779	856
Other expenses	4,550	2,728	1,971
Total expenses	5,679	3,507	2,827
Income before income taxes	22,321	(307)	20,216
Income tax benefit	(1,679)	(1,037)	(823)
Income before equity in undistributed income of subsidiary	24,000	730	21,039
Equity in undistributed income of subsidiary	9,659	42,282	14,405
Net income	$33,659	$43,012	$35,444

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022, 2021 and 2020

(dollars in thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$33,659	$43,012	$35,444
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(9,659)	(42,282)	(14,405)
(Increase) decrease in other assets	(3,459)	179	178
Increase (decrease) in other liabilities	4,212	1,263	(41)
Net cash provided by operating activities	24,753	2,172	21,176

Cash flows from investing activities:
Investment in subsidiary	—	(25,000)	—
Net cash used by investing activities	—	(25,000)	—

Cash flows from financing activities:
Stock options exercised	314	282	775
Repurchase of common stock	(5,192)	(5,220)	(2,562)
Dividends paid	(13,919)	(13,232)	(12,207)
Issuance of debentures, net	—	49,141	—
Net cash (used) in provided by financing activities	(18,797)	30,971	(13,994)
Net increase in cash and cash equivalents	5,956	8,143	7,182
Cash and cash equivalents, beginning of year	20,143	12,000	4,818
Cash and cash equivalents, end of year	$26,099	$20,143	$12,000

26.     CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s unaudited results of operations for the four quarters of 2022 and 2021. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods (dollars in thousands, except per share data).

	2022 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$35,603	$31,929	$28,206	$26,081
Interest expense	6,240	3,017	1,621	1,325
Net interest income	29,363	28,912	26,585	24,756
Provision for loan and lease losses	6,483	1,259	2,419	600
Noninterest income	7,656	6,612	10,539	6,063
Noninterest expense	21,522	20,996	22,213	20,079
Net income before taxes	9,014	13,269	12,492	10,140
Provision for taxes	1,901	3,334	3,288	2,733
Net income	$7,113	$9,935	$9,204	$7,407

Diluted earnings per share	$0.47	$0.66	$0.62	$0.49
Cash dividend per share	$0.23	$0.23	$0.23	$0.23

	2021 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$27,897	$27,629	$28,092	$29,458
Interest expense	1,331	913	903	903
Net interest income	26,566	26,716	27,189	28,555
Provision for loan and lease losses	(1,200)	(600)	(2,100)	250
Noninterest income	7,103	7,534	6,612	6,830
Noninterest expense	22,175	20,875	20,235	20,271
Net income before taxes	12,694	13,975	15,666	14,864
Provision for taxes	3,073	3,370	3,958	3,786
Net income	$9,621	$10,605	$11,708	$11,078

Diluted earnings per share	$0.63	$0.69	$0.76	$0.72
Cash dividend per share	$0.22	$0.22	$0.21	$0.21

27.     SUBSEQUENT EVENTS

Subsequent to year end, $18.1 million of nonaccrual loans from a single dairy relationship were foreclosed upon and were moved to other real estate owned or other foreclosed assets at net realizable value. The Company sold a portion of such assets in the first quarter of 2023 for $7.7 million, which constituted book value. The Company continues to actively work with interested buyers to sell the remaining assets of the dairy.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of regulatory financial statements in accordance with the Federal Financial Institutions Examination Council’s Instructions for Preparation of Consolidated Reports of Condition and Income, and in accordance with the Board of

Governors of the Federal Reserve System’s Instructions for Preparation of Financial Statements for Bank Holding Companies (Consolidated and Parent Company Only). Based on this assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2022.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, Management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2022.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Eide Bailly, an independent registered public accounting firm, as stated in their report appearing above in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INPECTIONS

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2021 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2022 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits
Exhibit #	Description

3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of the Company (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (5)*
10.3	Split Dollar Agreement for Kenneth R. Taylor (6)*
10.4	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.5	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.6	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.7	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.8	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.9	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.10	2007 Stock Incentive Plan (9)*
10.11	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.12	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.13	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)*
10.14	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)*
10.15	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (12)*
10.16	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (13)
10.17	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (13)
10.18	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (13)
10.19	2017 Stock Incentive Plan (14)*
10.20	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, and Michael Olague, Chief Banking Officer (15)*
10.22	Employment agreement dated as of November 15, 2019 for Christopher Treece, EVP and CFO (16)*
10.23	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, EVP and CAO (17)*
10.24	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (18)*
10.25	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (19)*
10.26	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (20)*
10.28	Salary Continuation Agreement for James C. Holly (5)*
10.29	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.30	First Amendments to employment agreements dated as of January 19, 2023 for Kevin McPhaill, CEO, Christopher Treece, CFO, Hugh Boyle, CCO, Michael Olague, CBO, and Jennifer Johnson, CAO (21)*
21	Subsidiaries of Sierra Bancorp
23.1	Consent of Eide Bailly
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Form 10-K filed with the SEC on March 12, 2021 and incorporated herein by reference.
(4)	Filed as Exhibit 4.1 to the Form 8-K filed with the SEC on September 24, 2021 and incorporated herein by reference.
(5)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(12)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(13)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(15)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(17)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.
(20)	Filed as Exhibit 10.25 to the Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference.
(21)	Filed as Exhibits 10.1 through 10.5 to the form 8-K filed with the SEC on January 19, 2023 and incorporated herein by reference.

* Indicates management contract or compensatory plan or arrangement.

(b)	Financial Statement Schedules

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

Dated: March 09, 2023	SIERRA BANCORP,
a California corporation

	By:	/s/ Kevin J. McPhaill
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

Signature	Title	Date

/s/ Susan M. Abundis	Director	March 09, 2023
Susan M. Abundis

/s/ Albert L. Berra	Director	March 09, 2023
Albert L. Berra

/s/ Julie Castle	Director	March 09, 2023
Julie Castle

/s/ Vonn R. Christenson	Director	March 09, 2023
Vonn R. Christenson

/s/ Laurence S. Dutto, PhD	Director	March 09, 2023
Laurence S. Dutto, PhD

/s/ Robb Evans	Director	March 09, 2023
Robb Evans

/s/ James C. Holly	Vice Chairman of the Board	March 09, 2023
James C. Holly

/s/ Kevin J. McPhaill	President, Chief Executive	March 09, 2023
Kevin J. McPhaill	Officer & Director
(Principal Executive Officer)

/s/ Lynda B. Scearcy	Director	March 09, 2023
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 09, 2023
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 09, 2023
Gordon T. Woods

/s/ Christopher G. Treece	Executive Vice President &	March 09, 2023
Christopher G. Treece	Chief Financial Officer
(Principal Financial Officer)

/s/ Cindy L. Dabney	Senior Vice President &	March 09, 2023
Cindy L. Dabney	Chief Accounting Officer
(Principal Accounting Officer)