Form 10-Q
period 2023-03-31
SIERRA BANCORP
filed 2023-05-05
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 1, 2023, the registrant had 15,045,639 shares of common stock outstanding, including 201,007 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2023	December 31, 2022
ASSETS	(unaudited)	(audited)
Cash and due from banks	$81,694	$72,803
Interest bearing deposits in banks	1,812	4,328
Total cash & cash equivalents	83,506	77,131
Investment securities
Available-for-sale, net of zero allowance for credit losses at March 31, 2023 and December 31, 2022	1,040,920	934,923

Held-to-maturity, (fair value of $325,607 at March 31, 2023 and $328,011 at December 31, 2022)	332,791	336,944
Allowance for credit losses on held-to-maturity securities	(63)	(63)
Net, investment securities held-to-maturity	332,728	336,881

Loans:
Gross loans	2,033,968	2,052,940
Deferred loan costs (fees), net	24	(123)
Allowance for credit losses on loans	(23,090)	(23,060)
Net loans	2,010,902	2,029,757
Premises and equipment, net	22,321	22,478
Goodwill	27,357	27,357
Other intangible assets, net	2,056	2,275
Bank-owned life insurance	52,308	52,169
Other assets	121,886	125,619
Total assets	$3,693,984	$3,608,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,041,748	$1,088,199
Interest bearing	1,907,240	1,757,965
Total deposits	2,948,988	2,846,164
Repurchase agreements	94,061	109,169
Other borrowings	216,800	219,000
Long-term debt	49,236	49,214
Subordinated debentures	35,526	35,481
Allowance for credit losses on unfunded loan commitments	850	840
Other liabilities	41,513	45,140
Total liabilities	3,386,974	3,305,008

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 15,050,740 and 15,170,372 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	111,801	112,928
Additional paid-in capital	4,561	4,148
Retained earnings	246,723	243,082
Accumulated other comprehensive (loss) income, net	(56,075)	(56,576)
Total shareholders' equity	307,010	303,582
Total liabilities and shareholders' equity	$3,693,984	$3,608,590

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(dollars in thousands, except per share data, unaudited)

	Three months ended March 31,
	2023	2022
Interest and dividend income
Loans, including fees	$22,550	$20,772
Taxable securities	11,986	3,490
Tax-exempt securities	2,813	1,726
Federal funds sold and other	70	93
Total interest income	37,419	26,081
Interest expense
Deposits	5,999	560
Short-term borrowings	2,158	82
Subordinated debentures	1,130	683
Total interest expense	9,287	1,325
Net interest income	28,132	24,756
Provision for credit losses	260	506
Net interest income after provision for credit losses	27,872	24,250
Noninterest income
Service charges and fees on deposit accounts	5,380	5,548
Net gains on sale of securities available-for-sale	45	1,032
Increase (decrease) in cash surrender value of life insurance	172	(645)
Other income	982	128
Total noninterest income	6,579	6,063
Noninterest expense
Salaries and employee benefits	12,816	11,805
Occupancy and equipment costs	2,330	2,294
Other	7,846	6,074
Total noninterest expense	22,992	20,173
Income before taxes	11,459	10,140
Provision for income taxes	2,708	2,733
Net income	$8,751	$7,407

PER SHARE DATA
Earnings per share basic	$0.58	$0.49
Earnings per share diluted	$0.58	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(dollars in thousands, unaudited)

	Three months ended March 31,
	2023	2022
Net income	$8,751	$7,407
Other comprehensive gain (loss), before tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	756	(39,962)
Less: reclassification adjustment for gains included in net income (1)	(45)	(1,032)
Other comprehensive gain (loss), before tax	711	(40,994)
Income tax expense (benefit) related to items of other comprehensive gain (loss), net of tax	(210)	12,119
Other comprehensive gain (loss), net of tax:	501	(28,875)
Comprehensive income (loss)	$9,252	$(21,468)
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2023 and 2022 were $13 thousand and $305 thousand, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2021	15,270,010	$113,007	$3,910	$234,410	$11,167	$362,494
Cumulative effect of change in accounting principle (Note 3)	—	$—	$—	($7,315)	$—	(7,315)
Net income	—	—	—	7,407	—	7,407
Other comprehensive loss, net of tax	—	—	—	—	(28,875)	(28,875)
Restricted stock surrendered due to employee tax liability	(1,196)	(9)	—	(23)	—	(32)
Restricted stock forfeited / cancelled	(220)	—	—	—	—	—
Stock based compensation - stock options	—	—	30	—	—	30
Stock based compensation - restricted stock	—	—	341	—	—	341
Stock repurchase	(182,562)	(1,325)	—	(3,526)	—	(4,851)
Cash dividends - $0.23 per share	—	—	—	(3,508)	—	(3,508)
Balance, March 31, 2022	15,086,032	$111,673	$4,281	$227,445	$(17,708)	$325,691

Balance, December 31, 2022	15,170,372	$112,928	$4,148	$243,082	$(56,576)	$303,582
Net income	—	—	—	8,751	—	8,751
Other comprehensive income, net of tax	—	—	—	—	501	501
Restricted stock granted	29,064	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(1,764)	(13)	—	(23)	—	(36)
Restricted stock forfeited / cancelled	(514)	—	—	—	—	—
Stock based compensation - stock options	—	—	20	—	—	20
Stock based compensation - restricted stock	—	—	393	—	—	393
Stock repurchase	(146,418)	(1,088)	—	(1,592)	—	(2,680)
Excise tax on stock repurchase	—	(26)	—	—	—	(26)
Cash dividends - $0.23 per share	—	—	—	(3,495)	—	(3,495)
Balance, March 31, 2023	15,050,740	$111,801	$4,561	$246,723	$(56,075)	$307,010

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(dollars in thousands, unaudited)

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$8,751	$7,407
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(45)	(1,032)
(Gain) loss on disposal of fixed assets	(14)	6
Gain on sale on foreclosed assets	—	(5)
Stock based compensation expense	413	371
Provision for credit losses on loans	250	600
Depreciation and amortization	604	636
Net amortization on securities premiums and discounts	743	1,177
Net (accretion) amortization of premiums/discounts for loans acquired	(124)	36
(Increase) decrease in cash surrender value of life insurance policies	(172)	645
Amortization of core deposit intangible	219	253
Decrease (increase) in interest receivable and other assets	3,185	(1,419)
Decrease in other liabilities	(3,617)	(537)
Deferred income tax (benefit) provision	(119)	811
Decrease in value of restricted bank equity securities	291	332
Excise tax on stock options purchased	(26)	—
Amortization of debt issuance costs	22	10
Net amortization of partnership investment	166	113
Net cash provided by operating activities	10,527	9,404
Cash flows from investing activities:
Maturities and calls of securities available for sale	21,864	2,373
Proceeds from sales of securities available for sale	14,349	26,408
Purchases of securities available for sale	(149,172)	(145,327)
Principal pay downs on securities available for sale	11,128	23,688
Loan originations and payments, net	(422)	3,914
Purchases of premises and equipment	(413)	(265)
Proceeds from sale of premises and equipment	25	—
Proceeds from sales of foreclosed assets	19,151	5
Purchase of bank-owned life insurance	(202)	(8)
Liquidation of bank-owned life insurance	—	11
Proceeds from BOLI death benefit	235	—
Net cash used in investing activities	(83,457)	(89,201)
Cash flows from financing activities:
Increase in deposits	102,824	83,371
Decrease in borrowed funds	(27,200)	—
Increase in Fed funds purchased	25,000	—
(Decrease) increase in customer repurchase agreements	(15,108)	823
Cash dividends paid	(3,495)	(3,508)
Repurchases of common stock	(2,716)	(4,883)
Net cash provided by financing activities	79,305	75,803

Increase (decrease) in cash and cash equivalents	6,375	(3,994)
Cash and cash equivalents
Beginning of period	77,131	257,528
End of period	$83,506	$253,534
Supplemental disclosure of cash flow information:
Interest paid	$8,511	$1,730
Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	$15,406	$—

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of March 31, 2023, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as at seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, commercial real estate, and mortgage warehouse lending. In addition, in February 2020 the Bank opened a loan production office which is currently located in Roseville, CA. To support organic growth in the agricultural lending sector the Bank also opened a loan production office in Templeton, CA in April 2022. The Company had total assets of $3.7 billion at March 31, 2023, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.9 billion at March 31, 2023, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through May 5, 2023 and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2022 have been reclassified to be consistent with the reporting for 2023, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record an estimate of expected credit losses over the contractual term for financial assets carried at amortized cost (generally loans and held-to-maturity investment securities) in addition to certain off balance-sheet credit exposure. Under the current expected credit losses (“CECL”) methodology expected credit losses for financial assets are estimated over the contractual life of the financial asset, adjusted for expected prepayments, considering historical experience, current conditions, and reasonable and supportable forecasts. Additionally, under CECL the accounting for credit losses on available-for-sale debt securities is addressed through an allowance for credit losses which is a change from legacy GAAP which previously required the direct write-down of securities through the other-than-temporary impairment approach. The Company implemented CECL on January 1, 2022, using the modified retrospective approach to estimate lifetime expected losses on financial assets measured at amortized cost in addition to certain off balance sheet credit exposures. The January 1, 2022, increase in the Company’s allowance for credit losses, of $9.5 million on loans and $0.9 million in off balance sheet credit exposures, net of the impact of deferred taxes, was reflected in a transition adjustment of $7.3 million to retained earnings. There was no cumulative effect adjustment related to our available-for-sale investment portfolio upon adoption and the Company had no securities designated as held-to-maturity as of January 1, 2022.

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

On April 1, 2022 the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from available-for-sale to held-to maturity. On October 1, 2022, a similar transfer of $198.3 million securities from available for sale to held-to-maturity was completed.  Because of the implicit and explicit guarantees of the Federal Government on the Agency and Mortgage-Backed securities there is no expectation of future losses on any of these securities.  The Bank’s municipal bonds moved to the held-to-maturity designation all have credit ratings considered investment grade or equivalent. A discounted-cash-flow reserve calculation was performed upon the transfer of these securities into the held-to-maturity designation and is updated on a quarterly basis. As of March 31, 2023, an allowance for credit losses of $0.06 million had been established on the Bank’s held-to-maturity portfolio which remained unchanged from December 31, 2022.

In March 2023 the FASB issued, ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 will be effective for the Company on January 1, 2024, though early adoption is permitted, and its adoption is not expected to have a significant effect on the Company’s financial statements.

Note 4 – Share Based Compensation

On March 16, 2017, the Company’s Board of Directors approved and adopted the 2017 Stock Incentive Plan (the “2017 Plan”), which became effective May 24, 2017, the date approved by the Company’s shareholders. The 2017 Plan replaced the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which expired by its own terms on March 15, 2017. Options to purchase 134,449 shares that were granted under the 2007 Plan were still outstanding as of March 31,

2023 and remain unaffected by that plan’s expiration. The 2017 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors and consultants of the Company. The 2017 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2017 Plan was initially 850,000 shares, and the number remaining available for grant as of March 31, 2023 was 356,420. Options to purchase 402,726 shares granted under the 2017 Plan were outstanding as of March 31, 2023. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilizes a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.4 million was reflected in the Company’s income statement during the first quarter of 2023 and $0.4 million was charged during the first quarter of 2022, as expense related to stock options and restricted stock awards.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 29,064 shares granted to employees of the Company during the first three months of 2023. As of March 31, 2023, there was $3.1 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 2.3 years.

The Company’s restricted stock award activity for the three months ended March 31, 2023 and 2022 is summarized below (unaudited):

	Three months ended March 31,
	2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	175,619	$21.42	165,131	$21.72
Granted	29,064	21.50	—	—
Vested	(3,162)	25.30	(3,162)	25.30
Forfeited	(514)	27.16	(220)	27.16
Unvested shares, March 31,	201,007	$21.35	161,749	$21.65

Stock Option Grants

The Company has issued equity instruments in the form of Incentive Stock Options and Nonqualified Stock Options to certain officers and directors and may continue to do so under the 2017 Plan. The exercise price of each stock option is determined at the time of the grant and may be no less than 100% of the fair market value of such stock at the time the option is granted.

The Company’s stock option activity during the nine months ended March 31, 2023 and 2022 are summarized below (dollars in thousands, except per share data, unaudited):

	Three months ended March 31,
	2023				2022
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	352,249	$25.06		$348	415,870	$24.15		$1,338
Exercised	—	$—		$—	—	$—		$91
Forfeited/Expired	(2,200)	$27.67		$—	(3,081)	$27.30		$—
Outstanding at March 31,	350,049	$25.04	4.99	$33	412,789	$24.12	5.66	$1,092
Exercisable at March 31,	325,649	$24.89	4.85	$33	370,789	$23.78	5.43	$1,092
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 14,971,842 weighted average shares outstanding during the first quarter of 2023 and 15,021,138 during the first quarter of 2022.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the first quarter of 2023, calculations under the treasury stock method resulted in the equivalent of 30,524 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 327,141 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the first quarter of 2022 the equivalent of 99,852 shares were added in calculating diluted earnings per share, while 301,714 anti-dilutive stock options were not factored into the computation.

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

	March 31, 2023	December 31, 2022
Commitments to extend credit	$699,176	$889,517
Standby letters of credit	$6,052	$6,037

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: home equity lines of credit; commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit; mortgage warehouse lines of credit; unsecured personal lines of credit; and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse lines which are mostly in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $401.5 million at March 31, 2023 and $594.6 million at December 31, 2022.

At March 31, 2023, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	March 31, 2023
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$83,506	$83,506	$—	$—	$83,506
Investment securities available-for-sale	1,040,920	—	988,921	51,999	1,040,920
Investment securities held-to-maturity	332,728	—	325,607	—	325,607
Loans, net held for investment	2,010,807	—	—	1,896,715	1,896,715
Individually evaluated collateral dependent loans	95	—	95	—	95

Financial liabilities:
Deposits	2,948,988	1,041,748	1,906,751	—	2,948,499
Repurchase agreements	94,061	—	94,061	—	94,061
Other borrowings	216,800	—	216,480	—	216,480
Long-term borrowings	49,236	—	41,038	—	41,038
Subordinated debentures	35,526	—	32,757	—	32,757

	December 31, 2022
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$77,131	$77,131	$—	$—	$77,131
Investment securities available for sale	934,923	—	877,488	57,435	934,923
Investment securities held-to-maturity	336,881	—	328,011	—	328,011
Loans, net held for investment	2,011,616	—	—	1,909,822	1,909,822
Individually evaluated collateral dependent loans	18,141	—	18,141	—	18,141

Financial liabilities:
Deposits	2,846,164	1,088,199	1,756,443	—	2,844,642
Repurchase agreements	109,169	—	109,169	—	109,169
Other borrowings	219,000	—	219,000	—	219,000
Long-term borrowings	49,214	—	42,775	—	42,775
Subordinated debentures	35,481	—	37,171	—	37,171

For financial asset categories that were carried on our balance sheet at fair value as of March 31, 2023 and December 31, 2022, the Company used the following methods and significant assumptions:

●	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities.
●	Collateral-dependent loans: Collateral-dependent loans are carried at fair value when foreclosure is probable or repayment is expected through the sale or operation of collateral and borrower is experiencing financial difficulty.
●	Foreclosed assets: Repossessed real estate (known as other real estate owned, or “OREO”) and other foreclosed assets are carried at the lower of cost or fair value. Fair value is the appraised value less expected disposition costs for OREO; fair values for any other foreclosed assets are represented by estimated sales proceeds as determined using reasonably available sources. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Fair values for other foreclosed assets are

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2023, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$105,327	$—	$105,327	$—
Mortgage-backed securities	—	115,652	—	115,652	—
State and political subdivisions	—	206,963	—	206,963	—
Corporate bonds	—	—	51,999	51,999	—
Collateralized loan obligations	—	560,979	—	560,979	—
Total available-for-sale securities	$—	$988,921	$51,999	$1,040,920	$—

	Fair Value Measurements at December 31, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$50,599	$—	$50,599	$—
Mortgage-backed securities	—	122,532	—	122,532	—
State and political subdivisions	—	205,980	—	205,980	—
Corporate bonds	—	—	57,435	57,435	—
Collateralized loan obligations	—	498,377	—	498,377	—
Total available-for-sale securities	$—	$877,488	$57,435	$934,923	$—

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Collateralized Loan Obligations		Corporate Bonds
	2023	2022	2023	2022
Balance of recurring Level 3 assets at January 1,	$—	$195,707	$57,435	$27,530
Total gains or losses for the period:
Included in other comprehensive income	—	—	(5,436)	—
Purchases	—	—	—	13,354
Transfers out of Level 3	—	(195,707)	—	—
Balance of recurring Level 3 assets at March 31,	$—	$—	$51,999	$40,884

All of the Company’s collateralized loan obligations with a fair value of $195.7 million as of January 1, 2022 were transferred from Level 3 to Level 2 during the first quarter of 2022 because observable market data became available due to a significant increase in trading volume for these securities during that time.

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

Fair Value Measurements at March 31, 2023, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	—	—	—
Agricultural	—	—	—	—
Commercial and industrial	—	95	—	95
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$95	$—	$95
Foreclosed assets	$—	$—	$—	$—
Total assets measured on a nonrecurring basis	$—	$95	$—	$95

	Fair Value Measurements at December 31, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	15,391	—	15,391
Total real estate	—	15,391	—	15,391
Agricultural	—	2,750	—	—
Commercial and industrial	—	—	—	2,750
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$18,141	$—	$18,141
Foreclosed assets	$—	$—	$—	$—
Total assets measured on a nonrecurring basis	$—	$18,141	$—	$18,141

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

The amortized cost, estimated fair value, and allowance for credit losses of available-for-sale and held-to-maturity investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$105,600	$66	$(339)	$—	$105,327
Mortgage-backed securities	122,977	—	(7,325)	—	115,652
State and political subdivisions	222,609	785	(16,431)	—	206,963
Corporate bonds	65,190	—	(13,191)	—	51,999
Collateralized loan obligations	574,041	62	(13,124)	—	560,979
Total available-for-sale securities	$1,090,417	$913	$(50,410)	$—	$1,040,920

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$5,795	$—	$(602)	$5,193	$—
Mortgage-backed securities	153,667	—	(10,168)	143,499	—
State and political subdivisions	173,329	3,586	—	176,915	(63)
Total held-to-maturity securities	$332,791	$3,586	$(10,770)	$325,607	$(63)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$50,625	$49	$(75)	$—	$50,599
Mortgage-backed securities	129,948	—	(7,416)	—	122,532
State and political subdivisions	223,810	607	(18,437)	—	205,980
Corporate bonds	65,164	10	(7,739)	—	57,435
Collateralized loan obligations	515,032	60	(16,715)	—	498,377
Total available-for-sale securities	$984,579	$726	$(50,382)	$—	$934,923

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$6,047	$—	$(621)	$5,426	$—
Mortgage-backed securities	157,473	—	(9,915)	147,558	—
State and political subdivisions	173,424	1,603	—	175,027	(63)
Total held-to-maturity securities	$336,944	$1,603	$(10,536)	$328,011	$(63)

The Company reassessed classification of certain investments and effective April 1, 2022 the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from the available-for-sale designation to the held-to-maturity designation. On October 1, 2022, a similar transfer of $198.3 million securities from available for sale to held-to-maturity was completed. The securities were transferred at their fair value as of the transfer date, with the related unrealized gain or loss as of the date of transfer included in the amortized cost basis of the transferred security and subject to amortization or accretion over each security’s remaining life. An unrealized loss of $30.1 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of March 31, 2023 and is included in accumulated other comprehensive income, net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income each increasing over time. A discounted-cash-flow reserve calculation was performed upon the transfer of these securities into the held-to-maturity designation and is updated on a quarterly basis. As of March 31, 2023, an allowance for credit losses of $0.06 million had been established on the Bank’s held-to-maturity portfolio which remained unchanged from December 31, 2022. All of the Company’s held-to-maturity municipal bonds were AAA, AA, or A rated and have been determined to be investment grade as of March 31, 2023 and December 31, 2022.

The following table summarizes available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position, including the number of available-for-sale debt securities in an unrealized loss position, as of the dates indicated below.

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		March 31, 2023
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	19	$(297)	$68,303	$(42)	$958	$(339)	$69,261
Mortgage-backed securities	338	(1,310)	29,985	(6,015)	85,644	(7,325)	115,629
State and political subdivisions	236	(2,747)	73,118	(13,684)	77,094	(16,431)	150,212
Corporate bonds	52	(3,074)	21,667	(10,117)	30,332	(13,191)	51,999
Collateralized loan obligations	65	(1,258)	148,195	(11,866)	384,889	(13,124)	533,084
Total available-for-sale	710	$(8,686)	$341,268	$(41,724)	$578,917	$(50,410)	$920,185

		December 31, 2022
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	8	$(75)	$27,550	$—	$—	$(75)	$27,550
Mortgage-backed securities	340	(7,108)	119,260	(308)	3,227	(7,416)	122,487
State and political subdivisions	252	(15,732)	147,635	(2,705)	9,807	(18,437)	157,442
Corporate bonds	52	(7,644)	54,636	(95)	405	(7,739)	55,041
Collateralized loan obligations	60	(10,152)	309,102	(6,563)	169,743	(16,715)	478,845
Total available-for-sale	712	$(40,711)	$658,183	$(9,671)	$183,182	$(50,382)	$841,365

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended March 31,
	2023	2022
Proceeds from sales, calls and maturities of securities available for sale	$36,213	$28,781
Gross gains on sales, calls and maturities of securities available for sale	45	1,032
Net gains on sale of securities available for sale	$45	$1,032

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2023 and December 31, 2022 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	March 31, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$24,690	$24,749	$668	$666
Maturing after one year through five years	50,222	49,963	2,052	2,018
Maturing after five years through ten years	131,381	117,486	18,754	17,313
Maturing after ten years	187,107	172,090	157,650	162,111
Securities not due at a single maturity date:
Mortgage-backed securities	122,977	115,652	153,667	143,499
Collateralized loan obligations	574,040	560,980	—	—
	$1,090,417	$1,040,920	$332,791	$325,607

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$12,141	$12,184	$672	$666
Maturing after one year through five years	21,013	20,831	2,059	2,032
Maturing after five years through ten years	119,649	111,513	19,048	17,431
Maturing after ten years	186,796	169,486	157,692	160,324
Securities not due at a single maturity date:
Mortgage-backed securities	129,948	122,532	157,473	147,558
Collateralized loan obligations	515,032	498,377	—	—
	$984,579	$934,923	$336,944	$328,011

At March 31, 2023, the Company’s investment portfolio included 499 municipal bonds issued by 409 different government municipalities and agencies located within 37 different states, with an aggregate fair value of $383.9 million. The largest exposure to any single municipality or agency was a combined $5.2 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 51 subordinated debentures issued by bank holding companies totaling $52.0 million (fair value).

At December 31, 2022, the Company’s investment portfolio included 501 municipal bonds issued by 406 different government municipalities and agencies located within 37 states, with an aggregate fair value of $381.0 million. The largest exposure to any single municipality or agency was a combined $5.1 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the company owned 51 subordinated debentures issued by bank holding companies totaling $57.4 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	March 31, 2023		December 31, 2022
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$152,779	$147,874	$153,209	$146,667
California	65,368	61,651	65,758	60,701
Washington	21,597	21,498	21,635	21,312
Other (29 & 26 states, respectively)	101,954	100,596	102,336	100,480
Total general obligation bonds	341,698	331,619	342,938	329,160

Revenue bonds
State of issuance
Texas	9,209	8,852	9,216	8,840
California	3,790	3,728	3,788	3,673
Washington	4,073	3,523	4,083	3,490
Other (20 & 15 states, respectively)	37,168	36,156	37,209	35,844
Total revenue bonds	54,240	52,259	54,296	51,847
Total obligations of states and political subdivisions	$395,938	$383,878	$397,234	$381,007

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	March 31, 2023		December 31, 2022
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$21,220	$20,098	$21,246	$19,977
Lease	7,027	7,284	7,035	7,250
Sewer	6,554	6,469	6,560	6,405
Sales tax revenue	4,117	3,969	4,123	3,934
Local or GTD housing	3,038	2,971	3,040	2,951
Other (9 and 10 sources, respectively)	12,284	11,468	12,292	11,330
Total revenue bonds	$54,240	$52,259	$54,296	$51,847

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

As of March 31, 2023, our total LIHTC investment book balance was $9.9 million, which includes $7.4 million in remaining commitments for additional capital contributions. There were $0.1 million in tax credits derived from our LIHTC investments that were recognized during the three months ended March 31, 2022, and amortization expense of $0.2 million associated with those investments was netted against pre-tax noninterest income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

As of December 31, 2022, our total LIHTC investment book balance was $10.1 million, which includes $7.4 million in remaining commitments for additional capital contributions. There were $0.5 million in tax credits derived from our LIHTC investments that were recognized during the year ended December 31, 2022, and amortization expense of $0.5 million associated with those investments was netted against pre-tax noninterest income for the same time period.

Note 10 – Loans and Allowance for Credit Losses

We adopted the new current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2022.

The following table presents loans by class as of March 31, 2023 and December 31, 2022. Accrued interest receivable on loans of $5.2 million and $6.4 million at March 31, 2023 and December 31, 2022 respectively is not included in the loans included in the table below but is included in other assets on the Company’s balance sheet. The December 31, 2022 balance in 1-4 family closed end loans reflects year-to-date 2022 loan purchases of $173.1 million. The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level.

Loan Distribution
(dollars in thousands, unaudited)
	March 31, 2023	December 31, 2022
Real estate:
Other construction/land	$15,653	$18,412
1-4 family - closed-end	414,232	416,116
Equity lines	18,953	21,330
Multi-family residential	92,220	91,691
Commercial real estate - owner occupied	313,863	323,873
Commercial real estate - non-owner occupied	912,544	893,846
Farmland	92,906	113,394
Total real estate	1,860,371	1,878,662
Agricultural	26,392	27,936
Commercial and industrial	74,726	76,779
Mortgage warehouse lines	68,472	65,439
Consumer loans	4,007	4,124
Subtotal	2,033,968	2,052,940
Net deferred loan fees and costs	24	(123)
Loans, amortized cost basis	2,033,992	2,052,817
Allowance for credit losses	(23,090)	(23,060)
Net Loans	$2,010,902	$2,029,757

The following tables present the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of March 31, 2023 and December 31, 2022 :

Nonaccrual Loans
(dollars in thousands, unaudited)
	March 31, 2023
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	485	—	485	—
Equity lines	93	—	93	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	78	—	78	—
Total real estate	656	—	656	—
Agricultural	71	—	71	—
Commercial and industrial	75	134	209	88
Mortgage warehouse lines	—	—	—	—
Consumer loans	1	1	2	—
Total	$803	$135	$938	$88

	December 31, 2022
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	629	—	629	—
Equity lines	59	—	59	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	15,812	—	15,812	—
Total real estate	16,500	—	16,500	—
Agricultural	2,826	29	2,855	—
Commercial and industrial	83	134	217	940
Mortgage warehouse lines	—	—	—	—
Consumer loans	—	7	7	—
Total	$19,409	$170	$19,579	$940

The Company did not recognize any interest on nonaccrual loans during 2022 and would have recognized an additional $0.04 million in interest income on nonaccrual loans had those loans not been designated as nonaccrual.

The following table presents the amortized cost basis of collateral-dependent loans by class as of March 31, 2023 and December 31, 2022:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	March 31, 2023		December 31, 2022
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	485	—	629	—
Equity lines	93	—	59	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	78	—	15,812	—
Total real estate	656	—	16,500	—
Agricultural	71	—	2,826	—
Commercial and industrial	210	39	217	39
Mortgage warehouse lines	—	—	—	—
Consumer loans	—	—	—	—
Total Loans	$937	$39	$19,543	$39

During the first quarter of 2023 the amortized cost balance of collateral-dependent loans declined by 18.6 million due to the foreclosure and subsequent sale of Farmland and other Agricultural collateral related to a single borrower, as well as declines resulting from upgrades and payoffs. The weighted average loan-to-value ratio of collateral dependent loans was 17% at March 31, 2023.  There were no collateral dependent loans in the process of foreclosure as of March 31, 2023.

The following tables presents the aging of the amortized cost basis in past-due loans, according to class, as of March 31, 2023 and December 31, 2022:

Past Due Loans
(dollars in thousands, unaudited)
	March 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Other construction/land	$—	$—	$—	$—	$15,596	$15,596
1-4 family - closed-end	1,158	—	31	1,189	413,998	415,187
Equity lines	1	88	35	124	19,139	19,263
Multi-family residential	—	—	—	—	92,040	92,040
Commercial real estate - owner occupied	—	—	—	—	313,860	313,860
Commercial real estate - non-owner occupied	—	—	—	—	909,884	909,884
Farmland	—	—	—	—	93,141	93,141
Total real estate	1,159	88	66	1,313	1,857,658	1,858,971
Agricultural	—	—	—	—	26,672	26,672
Commercial and industrial	322	—	222	544	75,218	75,762
Mortgage warehouse lines	—	—	—	—	68,472	68,472
Consumer loans	30	—	—	30	4,085	4,115
Total Loans	$1,511	$88	$288	$1,887	$2,032,105	$2,033,992

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Other construction/land	$—	$—	$—	$—	$18,358	$18,358
1-4 family - closed-end	1,259	87	179	1,525	415,568	417,093
Equity lines	35	—	—	35	21,603	21,638
Multi-family residential	—	—	—	—	91,485	91,485
Commercial real estate - owner occupied	—	—	—	—	323,895	323,895
Commercial real estate - non-owner occupied	—	—	—	—	891,195	891,195
Farmland	522	97	15,393	16,012	97,582	113,594
Total real estate	1,816	184	15,572	17,572	1,859,686	1,877,258
Agricultural	—	—	2,778	2,778	25,416	28,194
Commercial and industrial	19	134	940	1,093	76,601	77,694
Mortgage warehouse lines	—	—	—	—	65,439	65,439
Consumer loans	15	—	—	15	4,217	4,232
Total Loans	$1,850	$318	$19,290	$21,458	$2,031,359	$2,052,817

Loan Modifications

The Company may agree to different types of concessions when modifying a loan. There were no modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral, or term extension, during the three months ended March 31, 2023.

For the three months ended March 31, 2022, there were no new TDRs and no modifications of existing TDRs.

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

The following tables present the amortized cost of loans by credit quality classification in addition to loan vintage as of March 31, 2023:

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Total Loans
Other construction/land
Pass	$—	$—	$—	$3,792	$712	$1,892	$9,132	$15,528
Substandard	—	—	—	68	—	—	—	68
Subtotal	—	—	—	3,860	712	1,892	9,132	15,596
1-4 family - closed-end
Pass	—	109,728	237,151	7,761	2,038	55,919	—	412,597
Special mention	—	—	—	—	—	1,603	—	1,603
Substandard	—	—	—	—	—	987	—	987
Subtotal	—	109,728	237,151	7,761	2,038	58,509	—	415,187
Equity lines
Pass	—	46	332	400	322	363	16,856	18,319
Special mention	—	—	—	20	—	—	454	474
Substandard	—	—	114	—	—	—	356	470
Subtotal	—	46	446	420	322	363	17,666	19,263
Multi-family residential
Pass	1,892	23,696	511	11,348	655	23,368	27,341	88,811
Special mention	—	—	—	—	—	3,229	—	3,229
Subtotal	1,892	23,696	511	11,348	655	26,597	27,341	92,040
Commercial real estate - OO
Pass	3,275	38,637	24,015	63,603	36,273	138,028	5,839	309,670
Special mention	—	279	—	203	341	1,329	—	2,152
Substandard	—	—	—	—	—	1,571	467	2,038
Subtotal	3,275	38,916	24,015	63,806	36,614	140,928	6,306	313,860
Commercial real estate - NOO
Pass	31,278	84,417	19,416	375,899	24,797	207,388	69,399	812,594
Special mention	—	—	—	68,559	—	4,165	—	72,724
Substandard	—	—	—	14,653	—	9,913	—	24,566
Subtotal	31,278	84,417	19,416	459,111	24,797	221,466	69,399	909,884
Farmland
Pass	—	27,996	1,350	3,993	1,746	32,519	15,428	83,032
Special mention	—	—	—	—	—	3,023	—	3,023
Substandard	—	—	—	—	—	7,086	—	7,086
Subtotal	—	27,996	1,350	3,993	1,746	42,628	15,428	93,141
Agricultural
Pass	3,475	7,509	425	438	18	2,667	11,619	26,151
Special mention	—	—	—	—	—	—	450	450
Substandard	—	—	71	—	—	—	—	71
Subtotal	3,475	7,509	496	438	18	2,667	12,069	26,672
Commercial and industrial
Pass	2,089	4,302	3,893	7,024	5,857	10,590	33,439	67,194
Special mention	—	184	119	3,006	41	1,097	3,772	8,219
Substandard	—	—	—	—	72	208	69	349
Subtotal	2,089	4,486	4,012	10,030	5,970	11,895	37,280	75,762
Mortgage warehouse lines
Pass	—	—	—	—	—	—	68,472	68,472
Subtotal	—	—	—	—	—	—	68,472	68,472
Consumer loans
Pass	885	397	181	133	101	303	2,049	4,049
Special mention	—	—	—	19	12	17	14	62
Substandard	2	—	—	—	—	—	2	4
Subtotal	887	397	181	152	113	320	2,065	4,115
Total	$42,896	$297,191	$287,578	$560,919	$72,985	$507,265	$265,158	$2,033,992

Gross charge-offs	$437	$13	$250	$—	$—	$1,280

CECL replaces the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans as of December 31, 2021 management elected not to transition these loans into the PCD designation. As of March 31, 2023 the Company had no loans categorized as PCD.

As noted in footnote 3, on January 1, 2022 the Company implemented CECL and increased our ACL, previously the allowance for loan losses, with a $9.5 million cumulative adjustment. The Company’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, with the exception of Farmland, Agricultural Production and Consumer loans, using a discounted cash flow (“DCF”) methodology. For purposes of calculating the quantitative portion of collectively evaluated reserves on Farmland, Agricultural Production, and Consumer categories a Remaining Life methodology is utilized. For purposes of estimating the Company’s ACL, Management generally evaluates collectively evaluated loans by Federal Call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates.  The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code regression models utilized upon implementation of CECL on January 1, 2022, and as of March 31, 2023, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Management selected the National Unemployment Rate as the driver of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of reserves on collectively evaluated loans. As current and expected conditions, may vary compared with conditions over the historical lookback period, which is utilized in the calculation of quantitative reserves, management considers whether additional or reduced reserve levels on collectively evaluated loans may be warranted given the consideration of a variety of qualitative factors. Several of the following qualitative factors (“Q-

factors”) considered by management reflect the legacy regulatory guidance on Q-factors, whereas several others represent factors unique to the Company or unique to the current time period.

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

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of March 31, 2023, the only loans that Management considered to have different risk characteristics from other loans sharing the same Federal Call Report code were loans designated nonaccrual.

The following tables present the activity in the allowance for credit losses by portfolio segment for the quarters ended March 31, 2023 and 2022:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2022	$3,251	$17,732	$458	$1,233	$72	$314	$23,060
Charge-offs	—	—	(1,277)	(308)	—	(395)	(1,980)
Recoveries	205	—	1,282	23	—	250	1,760
Provision for credit losses	(213)	67	38	258	10	90	250
Ending allowance balance:	$3,243	$17,799	$501	$1,206	$82	$259	$23,090

	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2021	$1,909	$9,052	$1,202	$1,060	$512	$521	$14,256
Impact of adopting ASC 326	611	9,628	(480)	358	(421)	(242)	9,454
Charge-offs	—	—	(1,958)	(74)	—	(299)	(2,331)
Recoveries	87	260	—	20	—	184	551
Provision for credit losses	722	(1,897)	1,842	(133)	(40)	106	600
Ending allowance balance:	$3,329	$17,043	$606	$1,231	$51	$270	$22,530

There were no significant changes in the Company’s loan portfolio ACL in the first quarter of 2023.

Note 11 – Goodwill

The following table discloses changes in the carrying value of goodwill for the three months ended March 31, 2023 and 2022 (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2023	2022
Net carrying value at beginning of period	$27,357	$27,357

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bank of the Sierra (the “Bank”) is the only subsidiary of the Company that meets the materiality criteria necessary to be deemed an operating segment, and because the Company exists primarily for the purpose of holding the stock of the Bank we have determined that only one unified operating segment or reporting unit (the consolidated Company) exists. The fair value of the consolidated Company is its market capitalization, as determined by quoted prices in active markets, plus a sales control premium, as determined by analyzing recent mergers and acquisitions. If the Company’s market capitalization plus a control premium exceeds recorded shareholders’ equity (the book value), it can be reasonably presumed that no impairment exists. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment at March 31, 2023.

Note 12 – Borrowings and Other Arrangements

The following table summarizes the Company’s other borrowings as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Fed funds purchased (1)	$150,000	4.88%	$125,000	4.08%
Overnight FHLB advance (2)	26,800	4.84%	94,000	3.44%
Long-term FHLB advance (2)	40,000	3.88%	—	—
Total other borrowings	$216,800	4.84%	$219,000	3.67%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased (1) – The Company had unsecured available lines of credit with correspondent banks for short-term borrowings totaling $309.0 million at March 31, 2022 and $237.0 million at December 31, 2022. In general, interest rates on these lines approximate the federal funds target rate.

Federal Home Loan Bank Borrowings (2) – At March 31, 2023 and December 31, 2022, the Company had available lines of credit with the FHLB totaling $762.7 million and $718.8 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Reserve Line of Credit – The Company has an available line of credit with the Federal Reserve Bank of San Francisco secured by certain loans. At March 31, 2023 and December 31, 2022 the Company had borrowing capacity under this line totaling $40.3 million and $42.3 million, respectively. We had no outstanding borrowings on this line of credit as of March 31, 2023 and December 31, 2022.

Repurchase Agreements – Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. Repurchase agreements totaled $94.1 million at March 31, 2023 relative to a balance of $109.2 million at December 31, 2022.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term SOFR until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, at both March 31, 2023 and December 31, 2022 was $49.2 million.

Subordinated Debentures - Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. At March 31, 2023 and December 31, 2022 the Company’s trust preferred securities totaled $35.5 million.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized when incurred as noninterest income and gains on the sale of OREO which is classified as noninterest expense. These gains were immaterial for both of the three months ended March 31, 2023 and 2022. The following table presents the Company’s sources of noninterest income for the three month periods ended March 31, 2023 and 2022. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended March 31,		For the year ended December 31,
	2023	2022	2022
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,258	$1,328	$5,227
Other service charges on deposits	2,093	2,164	9,340
Debit card interchange income	2,029	2,056	8,533
Gain (loss) on limited partnerships(1)	(166)	(113)	253
Dividends on equity investments(1)	276	246	843
Unrealized (losses) gains recognized on equity investments(1)	(291)	(332)	(332)
Net gains on sale of securities(1)	45	1,032	1,487
Other(1)	1,335	(318)	5,419
Total noninterest income	$6,579	$6,063	$30,770
Percentage of noninterest income not within scope of ASC 606.	18.22%	8.49%	24.93%

(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	risks associated with fluctuations in interest rates, including the impact on other comprehensive income (loss), the ability for customers to repay on floating or adjustable rates loans, and the impact on costs of funding and interest income on earning assets;
●	risks associated with inflation (including efforts by the Federal Open Market Committee of the Federal Reserve Bank to control the same);
●	the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions;
●	liquidity risks, including the ability to effectively manage the potential loss of deposits, the ability to maintain funding lines of credit; and the loss of value of unencumbered investment securities;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	reductions in the market value of available-for-sale securities that could result if interest rates increase substantially, or an issuer has real or perceived financial difficulties;
●	the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks;
●	operational risks including the ability to detect and prevent errors and fraud;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;

●	the Company’s ability to successfully deploy new technology and manage cyber security risks;
●	the Company’s ability to maintain a satisfactory rating under the Community Reinvestment Act;

●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the effects of severe weather events, pandemics, other public health crises, acts of war or terrorism, and other external events;
●	the success of acquisitions or branch expansions, closures or consolidations; and
●	risks associated with the multitude of or changes to current and prospective laws and regulations, and related interpretations, to which the Company is and will be subject.

Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2022 and in Item 1A, herein. We do not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2023 compared to First Quarter 2022

First quarter 2023 net income was $8.8 million, or $0.58 per diluted share, compared to $7.4 million, or $0.49 per diluted share in the first quarter of 2022. The Company’s annualized return on average equity was 11.53% and annualized return on average assets was 0.97% for the quarter ended March 31, 2023, compared to 8.64% and 0.88%, respectively, for the same quarter in 2022. The primary drivers behind the variance in first quarter net income are as follows:

●	Net interest income increased $3.4 million or 14%. This was due mostly to an $11.3 million increase in interest income partially offset by an $8.0 million increase in interest expense. There was an increase in investment securities which contributed $9.6 million to the favorable interest income variance. This increase in investments primarily consisted of floating rate collateralized loan obligations (CLOs), which contributed to $6.9 million or 61.0% of the interest income favorable variance, partially offset by an unfavorable increase in interest expense due to a shift of deposit balances into higher cost time certificates and an increase in borrowed funds.
●	Noninterest income increased $0.5 million or 9% primarily due to $0.3 million gain on life insurance proceeds, $0.3 million in other foreclosed assets income, combined with favorable BOLI fluctuations associated with deferred compensation plans for $0.8 million. The provision for credit losses at $0.3 million declined by $0.2 million, or 49% as a result of lower net loan charge-offs recognized in the first quarter of 2023.
●	Total noninterest expense increased $2.8 million, or 14%, in the first quarter of 2023 as compared to the first quarter of 2022. Salaries and benefits costs increased $1.0 million as we added new lending teams, and other noninterest expense increased $1.8 million mostly due to a $0.8 million increase in foreclosed asset expense, and a $0.5 million in directors deferred compensation expense, linked to favorable changes in BOLI income described above.

FINANCIAL CONDITION SUMMARY

March 31, 2023 relative to December 31, 2022

The Company’s assets totaled $3.7 billion at March 31, 2023, an increase of $85.4 million, or 2% from December 31, 2022. The following provides a summary of key balance sheet changes during the first three months of 2023:

●	Investment securities increased by $101.8 million, or 8%, to $1.4 billion primarily due to strategic purchases of U.S. government agency securities and CLOs.
●	Gross loan balances declined by $19.0 million, due mostly to the foreclosure of $18.1 million of loans related to one dairy relationship in January 2023. Further commercial real estate secured loans increased $8.7 million, and mortgage warehouse lines increased by $3.0 million.
●	Deposits increased by $102.8 million, or 4%. The growth in deposits came primarily from customer time and brokered deposits.
●	Other short-term borrowings declined $42.2 million to $176.8 million at March 31, 2023 from $219.0 million at December 31, 2022 and consisted of overnight borrowings from correspondent banks and the FHLB. Customer repurchase agreements, which are considered short-term as well, declined from $109.2 million at December 31, 2022 to $94.1 million at March 31, 2023.
●	Long-term debt at March 31, 2023 consisted of $40.0 million of long-term FHLB advances and $49.2 million of subordinated debt. This was an increase of $40.0 million from December 31, 2022 due to the $40.0 million in long-term FHLB advances, taken out as a partial hedge on longer term adjustable rate loans.
●	Total capital of $307.0 million at March 31, 2023 reflects an increase of $3.4 million, or 1%, relative to year-end 2022. The Company’s leverage ratio was 10.13% at March 31, 2023 as compared to 10.30% at December 31, 2022. The increase in equity during the first three months of 2023 was due to the addition of $8.8 million in net income, a $0.5 million favorable swing in accumulated other comprehensive income/loss, due principally to changes in investment securities’ fair value, net of $2.7 million in share repurchases, and $3.5 million in dividends paid. The remaining difference is related to stock options exercised and restricted stock granted during the first three months.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $28.1 million, for the first quarter of 2023, a $3.4 million increase, or 14% over the first quarter of 2022.

For the first quarter of 2023 as compared to the same quarter in 2022, the $3.4 million increase in net interest income came from a $186.9 million increase in average earning asset balances, which consisted of increases of $104.8 million in average investment balances and $82.1 million in average loan balances. In addition, there was a favorable rate variance on average earning assets of 121 basis points. Offsetting these favorable interest income variances, average deposit balances increased $128.6 million, with all of the increase in higher cost time deposits. Average borrowed funds increased $175.2 million, primarily for the purchase of floating rate collateralized loan obligations. Deposit costs increased 118 basis points in the first quarter of 2023 as compared to the same quarter in 2022, along with a 201 basis point increase in the cost of borrowed funds.

Interest expense was $9.3 million for the first quarter of 2023, an increase of $8.0 million, relative to the first quarter of 2022. The significant increase in interest expense is attributable to an unfavorable shift in deposit mix and the impact of interest rate increases, as the average balance of higher cost time deposits, including variable rate time deposits and borrowed funds increased by $270.1 million and $175.2 million respectively in the first quarter of 2023 as compared to the first quarter of 2022.

The Company had $1.3 billion in adjustable and variable rate loans and $561.0 million in floating rate collateralized loan obligations, as compared to $464.7 million in floating rate CDs and $35.5 million in floating rate trust preferred securities at March 31, 2023. $227.5 million of the Company’s adjustable and variable rate loans have the ability to reprice in the next twelve months.

The Company continues to offer floating rate CDs which are indexed to prime. These floating rate CDs increased $135.4 million or 41%, to $464.7 million at March 31, 2023, as compared to $329.3 million at December 31, 2022. Due to the increases in the prime rate during 2022 and 2023, interest expense on floating rate CDs has increased $4.1 million for the first quarter of 2023 over the first quarter of 2022. These CD’s require a minimum balance and pay a rate that is 325 – 400 basis points below the Wall Street Journal Prime rate, with a 20 basis point minimum rate.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	March 31, 2023			March 31, 2022
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$5,312	$70	5.34%	$194,846	$93	0.19%
Taxable	972,051	11,986	5.00%	744,599	3,490	1.90%
Non-taxable	361,328	2,813	4.00%	294,409	1,726	3.01%
Total investments	1,338,691	14,869	4.73%	1,233,854	5,309	1.90%

Loans:(3)
Real estate	1,869,112	19,899	4.32%	1,753,394	18,326	4.24%
Agricultural	28,028	433	6.27%	33,986	302	3.60%
Commercial	70,887	993	5.68%	97,127	1,398	5.84%
Consumer	4,137	87	8.53%	4,448	206	18.78%
Mortgage warehouse lines	59,122	1,118	7.67%	61,255	510	3.38%
Other	2,464	20	3.29%	1,485	30	8.19%
Total loans	2,033,750	22,550	4.50%	1,951,695	20,772	4.32%
Total interest earning assets (4)	3,372,441	37,419	4.59%	3,185,549	26,081	3.38%
Other earning assets	15,714			15,679
Non-earning assets	272,496			210,724
Total assets	$3,660,651			$3,411,952

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$150,139	$129	0.35%	$202,962	$106	0.21%
NOW	483,645	71	0.06%	546,280	82	0.06%
Savings accounts	457,593	65	0.06%	467,700	67	0.06%
Money market	135,434	25	0.07%	151,339	23	0.06%
Time deposits	461,214	4,505	3.96%	293,684	234	0.32%
Brokered deposits	162,560	1,204	3.00%	60,000	48	0.32%
Total interest bearing deposits	1,850,585	5,999	1.31%	1,721,965	560	0.13%
Borrowed funds:
Repurchase agreements	103,426	81	0.32%	105,067	82	0.32%
Other borrowings	176,725	2,111	4.84%	171	—	—
Long-term debt	49,222	429	3.53%	49,143	428	3.53%
Subordinated debentures	35,499	667	7.62%	35,320	255	2.93%
Total borrowed funds	364,872	3,288	3.65%	189,701	765	1.64%
Total interest bearing liabilities	2,215,457	9,287	1.70%	1,911,666	1,325	0.28%
Demand deposits - noninterest bearing	1,070,775			1,093,709
Other liabilities	66,632			59,026
Shareholders' equity	307,787			347,551
Total liabilities and shareholders' equity	$3,660,651			$3,411,952
Interest income/interest earning assets			4.59%			3.38%
Interest expense/interest earning assets			1.12%			0.17%
Net interest income and margin(5)		$28,132	3.47%		$24,756	3.21%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan (costs) fees and loan acquisition FMV amortization were $(0.1) million and $0.4 million for the quarters ended March 31, 2023 and 2022, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended March 31,
	2023 over 2022
	Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(90)	$2,474	$(2,407)	$(23)
Taxable	1,067	5,690	1,739	8,496
Non-taxable	97	566	424	1,087
Total investments (1)	1,074	8,730	(244)	9,560
Loans:
Real estate	1,209	341	23	1,573
Agricultural	(53)	223	(39)	131
Commercial	(378)	(37)	10	(405)
Consumer	(14)	(113)	8	(119)
Mortgage warehouse	(18)	649	(23)	608
Other	20	(18)	(12)	(10)
Total loans (1)	766	1,045	(33)	1,778
Total interest earning assets (1)	$1,840	$9,775	$(277)	$11,338
Liabilities
Interest bearing deposits:
Demand deposits	$(28)	69	(18)	$23
NOW	(9)	(2)	—	(11)
Savings accounts	(1)	(1)	—	(2)
Money market	(2)	5	(1)	2
Time deposits	133	2,635	1,503	4,271
Brokered deposits	82	396	678	1,156
Total interest bearing deposits (1)	175	3,102	2,162	5,439
Borrowed funds:
Repurchase agreements	(1)	—	—	(1)
Other Borrowings	—	2	2,109	2,111
Long-term debt	1	—	—	1
Subordinated debt	1	409	2	412
Total borrowed funds (1)	1	411	2,111	2,523
Total interest bearing liabilities (1)	176	3,513	4,273	7,962
Net interest income (1)	$1,664	$6,262	$(4,550)	$3,376
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the first quarter of 2023 relative to the first quarter of 2022 was a favorable $1.6 million; this is primarily from a favorable volume variance of $1.8 million in interest earning assets, as the average balance of interest earning assets increased $186.9 million from the comparative quarters. There was a favorable rate variance of $6.3 million from the comparative quarters since the weighted average yield on interest earning assets more than offset the increase in the average yield unfavorable variance on interest bearing liabilities. There was an unfavorable mix variance of $4.5 million primarily from the shift in customer deposit transaction accounts into higher cost variable rate time certificates combined with a higher level of borrowed funds. The Company’s net interest margin for the first quarter of 2023 was 3.47%, as compared to 3.21% for the first quarter of 2022.

At March 31, 2023, approximately 4% of our total portfolio, or $89.5 million, consists of variable rate loans. At March 31, 2023, our outstanding fixed rate loans represented 36% of our loan portfolio. The remaining 60% of our loan portfolio at March 31, 2023 consists of adjustable-rate loans; 68% of these loans (approximately $829.9 million) will not have the ability to reprice for at least another 3 years. These loans are typically adjustable every five years after the initial adjustment. Approximately $68.1 million of these adjustable-rate loans have the ability to reprice next quarter, which will have a positive impact on earnings.

Cash balances for the quarterly comparisons have decreased and have a positive impact on our net interest margin since cash balances earn considerably lower yields than other earning assets. Average cash and due from banks was $83.1 million, a decrease of $188.5 million for the first three months of 2023 as compared to the same period last year.

Overall average investment securities increased by $294.4 million for the first quarter of March 31, 2023 as compared to March 31, 2022. For the quarter ending March 31, 2023 over the same period for 2022, average non-taxable securities increased $66.9 million and taxable securities increased $227.5 million. The overall investment portfolio had a tax-equivalent yield of 4.65% at March 31, 2023, with an average life of 6.41 years.

Interest expense was $9.3 million in the first quarter of 2023, an increase of $8.0 million compared to the first quarter of 2022. The increase is attributable to a shift from being a net seller of Federal Funds at March 31, 2022, to a net purchaser of funds at March 31, 2023 coupled with a 380 to 450 basis point increase to the rate on the Prime Index Certificate of Deposit accounts offered by the bank. The rate on the Prime Index account is tied to a spread to the Wall Street Journal Prime Rate and varies from Prime minus 400 basis points to Prime minus 325 basis points. The average cost of interest-bearing deposits increased by 118 basis points to 131 basis points for the first quarter of 2023 compared to the first quarter of 2022. This increase is almost entirely due to the prime-based certificate of deposit account that adjusts with each change in the Wall Street Journal Prime rate. As described above, this certificate of deposit product pays between 325 and 400 basis points below the Wall Street Journal Prime rate. The Wall Street Journal Prime rate has increased by 450 basis points for the twelve month period between March 31, 2023 and March 31, 2022. The average cost of borrowed funds increased 201 basis points for the first quarter of 2023 as compared to the same period in 2022. Non-interest-bearing demand deposits decreased $22.9 million or 2% for the first quarter of 2023 as compared to the first quarter of 2022.

PROVISION FOR CREDIT LOSSES ON LOANS

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans. The Company recorded an expense related to a credit loss provision for loans of $0.3 million in the first quarter of 2023 relative to a provision for credit losses on loans of $0.6 million in the first quarter of 2022. The Company's $0.3 million decrease in the provision for credit losses on loans in the first quarter of 2023 as compared to the first quarter of 2022 was primarily due to the impact of reduced net loan charge-offs in the first quarter of 2023.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded net loan charge-offs of $0.2 million in the first quarter of 2023 as compared to $1.8 million for the first quarter of 2022.

The allowance for credit losses on loans is at a level that, in Management’s judgment, is adequate to absorb probable credit losses on loans related to individually identified loans as well as probable credit losses in the remaining loan portfolio.

The Company’s policies for monitoring the adequacy of the allowance, determining loan balances that should be charged off, and other detailed information with regard to changes in the allowance are discussed in Note 10 to the consolidated financial statements, and below, under “Allowance for Credit Losses.” The process utilized to establish an appropriate credit allowance for losses on loans can result in a high degree of variability in the Company’s credit loss provision, and consequently in our net earnings.

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three- and nine-month periods ended March 31, 2023 and 2022:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended March 31,
Noninterest income:	2023	2022
Service charges and fees on deposit accounts	$5,380	$5,548
Net gains on sale of securities available-for-sale	45	1,032
Bank-owned life insurance	172	(645)
Other	982	128
Total noninterest income	$6,579	$6,063
As a % of average interest earning assets (1)	0.79%	0.77%

Noninterest expense:
Salaries and employee benefits	$12,816	$11,805
Occupancy and equipment costs	2,330	2,294
Advertising and marketing costs	513	406
Data processing costs	1,528	1,485
Deposit services costs	2,023	2,245
Loan services costs
Loan processing	127	111
Foreclosed assets	758	(5)
Other operating costs	989	919
Professional services costs
Legal & accounting services	646	546
Director's costs	275	(195)
Other professional service	515	338
Stationery & supply costs	141	85
Sundry & tellers	331	139
Total noninterest expense	$22,992	$20,173
As a % of average interest earning assets (1)	2.76%	2.57%
(1)	Annualized

Noninterest Income:

Total noninterest income increased $0.5 million, or 9%, for the quarter ended March 31, 2023 as compared to the same quarter in 2022. A favorable swing in the income on BOLI offset by lower service charges on deposits and lower gains on the sale of investment securities accounts for most of the positive variance.

Other service charges and fees on deposit accounts decreased $0.2 million or 3% for the first quarter of 2023 as compared to the same period in 2022. Effective in the third quarter of 2022, the Company made several changes to its NSF fees (i.e. returned item) and overdraft fees for customers.  In particular, NSF fees are no longer charged, and overdraft fees are limited to 4 per day and no continuous overdraft fee will be charged.  In addition, the amount of overdraft privilege (i.e. the amount to which the Company will pay overdrafts for customers) was increased by $250.

There were de minimis gains of the sales of securities for the first quarter of 2023, but there was a $1.0 million gain on the sale of securities in the first quarter of 2022. The sale in the first quarter of 2022 was a strategic effort to rebalance the portfolio by selling longer duration and higher price volatility securities as a hedge against rising interest rates, due to likely persistent inflationary pressures in the near-intermediate term environment.

BOLI income increased by $0.8 million for the first quarter of 2023 as compared to the first quarter of 2022. The variance is due mostly to fluctuations in underlying values of assets in the separate account BOLI policies that are designed to have similar assets to those in the deferred compensation plans. Thus, the lower quarterly values in BOLI policies are offset by lower deferred compensation expense reflected primarily in director fees expense. At March 31, 2023, there was $43.2 million in traditional BOLI policies and $9.1 million in separate account BOLI policies associated with the deferred compensation plans.

In the “other” category of noninterest income the Company there was a $0.9 million increase in the first quarter of 2023 as compared to the first quarter of 2022. The primary reason for the favorable variance was the receipt of $0.3 million in life insurance proceeds, $0.3 million in income on foreclosed assets and a $0.3 million increase in variable rate SBA loan fund income.

Noninterest Expense:

Total noninterest expense increased by $2.8 million, or 14%, in the first quarter of 2023 relative to the first quarter of 2022.

Salaries and Benefits were $1.0 million, or 9%, higher in the first quarter of 2023 as compared to the first quarter of 2022. The reason for this increase is primarily due to several factors, including merit increases for employees due to annual performance evaluations during the first quarter of 2023, and the strategic hiring of lending and management staff to support expected loan growth. There were 500 full-time equivalent employees at March 31, 2023 as compared to 484 at March 31, 2022.

Occupancy expenses were flat for the first quarter of 2023 as compared to the same quarter in 2022.

Other noninterest expense increased $1.8 million, or 29% for the first quarter 2023 as compared to the first quarter in 2022. The variances for the first quarter of 2023 compared to the same period in 2022 was primarily driven by a $0.8 million increase in foreclosed asset expenses related to a foreclosed Dairy relationship that was sold during the quarter and an increase in directors deferred compensation expense for $0.5 million which is linked to the fluctuation in BOLI income.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 23.6% of pre-tax income in the first quarter of 2023 relative to 27.0% in the first quarter of 2022. The decrease in effective tax rate is due to the volatility in the Corporate Owned Life Insurance asset value associated with our non-qualified deferred compensation plans. In the first quarter of 2023, the investments associated with the non-qualified deferred compensation plans increased in value, resulting in a non-taxable income as compared to a decrease in value generating non-tax deductible expense for the first quarter of 2022.

BALANCE SHEET ANALYSIS

EARNING ASSETS

The Company’s interest earning assets are comprised of loans and investments, including overnight investments and surplus balances held in interest earning accounts in our Federal Reserve Bank account. The composition, growth characteristics, and credit quality of both of those components are significant determinants of the Company’s financial condition. Investments are analyzed in the section immediately below, while the loan portfolio and other factors affecting earning assets are discussed in the sections following investments.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $1.4 billion, or 37% of total assets at March 31, 2023, and $1.3 billion, or 35% of total assets at December 31, 2022. The increase was primarily due to purchases of U.S. government agency securities and AAA and AA tranches of collateralized loan obligations.

The Company carries “available for sale” investments at their fair market values and “held to maturity” investments at amortized cost net of allowance for credit losses. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable. The expected effective duration was 1.6 years for available-for-sale investments and 6.3 years for held-to-maturity investments at March 31, 2023, as compared to 1.8 years for available-for-sale investments and 6.4 years for held-to-maturity investments at December 31, 2022.

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

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2023		December 31, 2022
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$105,327	7.67%	$50,599	3.98%
Mortgage-backed securities	115,652	8.42%	122,532	9.63%
State and political subdivisions	206,963	15.07%	205,980	16.20%
Corporate bonds	51,999	3.79%	57,435	4.52%
Collateralized loan obligations	560,979	40.83%	498,377	39.19%
Total available for sale	1,040,920	75.78%	934,923	73.51%
Held to maturity
U.S. government agencies	5,795	0.42%	6,047	0.48%
Mortgage-backed securities	153,667	11.19%	157,473	12.38%
State and political subdivisions	173,266	12.61%	173,361	13.63%
Total held to maturity	332,728	24.22%	336,881	26.49%
Total securities	$1,373,648	100.00%	$1,271,804	100.00%

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, customer repurchase agreements, and other purposes as required or permitted by law totaled $186.3 million at March 31, 2023 and $183.5 million at December 31, 2022, leaving $1.2 billion in unpledged debt securities at March 31, 2023 and $1.1 billion at December 31, 2022. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $58.3 million at March 31, 2023 and $43.1 million at December 31, 2022.

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both January 1, 2022 and March 31, 2023 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of January 1, 2022 and March 31, 2023 was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	US Government Agencies are supported by the full faith and credit-worthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or March 31, 2023.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or March 31, 2023.

●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both January 1, 2022 and March 31, 2023 noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. On a quarterly basis management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both January 1, 2022 and March 31, 2023 management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly, these metrics include credit quality, reserve adequacy, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of January 1, 2022 and March 31, 2023 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both January 1, 2022 and March 31, 2023 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

LOAN PORTFOLIO

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances in the table are after deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs. While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of loans to non-affiliated investors.

Loan Distribution

(dollars in thousands, unaudited)

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Real estate:
Other construction/land	15,596	0.78%	18,357	0.90%
1-4 family - closed-end	415,187	20.64%	417,092	20.55%
Equity lines	19,262	0.96%	21,638	1.07%
Multi-family residential	92,040	4.58%	91,485	4.51%
Commercial real estate - owner occupied	313,861	15.61%	323,895	15.96%
Commercial real estate - non-owner occupied	909,884	45.24%	891,197	43.91%
Farmland	93,141	4.63%	113,594	5.60%
Total real estate	1,858,971	92.44%	1,877,258	92.49%
Agricultural	26,672	1.33%	28,193	1.39%
Commercial and industrial	75,763	3.77%	77,695	3.83%
Mortgage warehouse lines	68,472	3.41%	65,439	3.22%
Consumer loans	4,114	0.20%	4,232	0.21%
Total loans	2,033,992	101.15%	2,052,817	101.14%
Allowance for credit losses on loans	(23,090)	(1.15)%	(23,060)	(1.14)%
Total loans, net	$2,010,902	100.00%	$2,029,757	100.00%

Net loans at $2.0 billion, decreased $18.9 million during the first three months of 2023 with an overall 1% change. The net change did have offsetting components with the larger fluctuations being a $3.0 million increase in mortgage warehouse line utilization, and an $18.7 million increase in non-owner occupied commercial real estate. Unfavorable larger loan variances include a $20.5 million decrease in farmland, and a $10.0 million decrease in owner-occupied commercial real estate.

As indicated in the loan roll forward below, new credit extended for the first quarter of 2023 increased $30.1 million over the same period in 2022 but decreased $14.6 million for the linked quarter comparisons. For the first three months ended 2023 we had $48.8 million in loan paydowns and maturities, along with a $3.0 million increase in mortgage warehouse line utilization and a $25.8 million decrease in line of credit utilization.

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:
	March 31, 2023	December 31, 2022	March 31, 2022
Gross loans beginning balance	$2,052,940	$2,020,364	$1,989,726
New credit extended	52,609	67,170	22,543
Loan purchases	—	—	126,718
Changes in line of credit utilization	(25,790)	(3,361)	(19,335)
Change in mortgage warehouse	3,033	18,885	(44,005)
Pay-downs, maturities, charge-offs and amortization (1)	(48,824)	(50,118)	(92,316)
Gross loans ending balance	2,033,968	2,052,940	1,983,331

Over the past two years, the Company has strategically focused on reducing concentrations in commercial real estate, especially amongst areas management deemed to be higher risk such as construction, office real estate, and hospitality. At March 31, 2021, the total regulatory CRE ratio of total CRE over Tier 1 Capital plus allowance was 359%. At March 31, 2023, this ratio had declined to 249% which positions us well for growth. Further, the overall level of construction and land development lending had declined from 25% of regulatory capital plus allowance for credit losses at March 31, 2021, to 4% of regulatory capital plus allowance for credit losses at March 31, 2023. Further, overall committed office real estate is 8.4% of total commitments at March 31, 2023. The office real estate loans are adjustable rates with most rate adjustments occurring beyond two years. During the next twenty four months, we have 39 office commercial real estate loans totaling $15.4 million that have scheduled interest rate resets. The Bank’s practice is to make commercial real estate loans with an “at origination” loan-to-value of 65% or lower using conservative underwriting standards. Over the past two years, noting the affect the pandemic had on the office building sector, new production of commercial real estate loans in this segment have been discouraged, resulting in reduced loan originations.

Regarding line utilization, unused commitments, excluding mortgage warehouse and overdraft lines, were $223.6 million at March 31, 2023, compared to $219.7 million at December 31, 2022. Total utilization excluding mortgage warehouse and overdraft lines was 57% at March 31, 2023, compared to 59% at December 31, 2022. Mortgage warehouse utilization was 15% at March 31, 2023, compared to 10% at December 31, 2022.

It should be noted that the majority of the mortgage warehouse lines were moved to repurchase agreement lines that provide stronger credit protection to the Company, as well as more favorable regulatory capital treatment as these repurchase lines are not considered off-balance sheet commitments.

As expected, PPP loans continue to decline as borrowers receive forgiveness on these loans. There were eleven loans for $0.8 million outstanding at March 31, 2023, compared to fourteen loans for $1.8 million at December 31, 2022.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, in addition to foreclosed assets which is primarily OREO, but can include other foreclosed assets.

Nonperforming assets

(dollars in thousands, unaudited)

	March 31, 2023	December 31, 2022	March 31, 2022
NON-ACCRUAL LOANS:
Real estate:
1-4 family - closed-end	$485	$629	$1,713
Equity lines	93	59	845
Commercial real estate - owner occupied	—	—	399
Farmland	77	15,812	18,449
TOTAL REAL ESTATE	655	16,500	21,406
Agriculture	71	2,855	8,110
Commercial and industrial	210	217	912
Consumer loans	2	7	18
TOTAL NONPERFORMING LOANS	938	19,579	30,446

Foreclosed assets	—	—	93
Total nonperforming assets	$938	$19,579	$30,539
Nonperforming loans as a % of total gross loans	0.05%	0.95%	1.54%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.05%	0.95%	1.54%

Total nonperforming assets, comprised of non-accrual loans and foreclosed assets, decreased by $18.6 million, or 95% during the first quarter of 2023. The significant decrease resulted from a decrease in non-accrual loans, primarily as a result of one relationship in the dairy industry consisting of four separate loans that were foreclosed on and subsequently sold in the first quarter of 2023. These loans were written down by $8.7 million during 2022 and no further allowance for credit losses was deemed necessary on these loans. The Company's ratio of nonperforming assets to loans plus foreclosed assets decreased to 0.05% at March 31, 2023, from 0.95% at December 31, 2022 due primarily to the resolution of the loan relationship previously mentioned. All of the Company's nonperforming assets are individually evaluated for credit loss quarterly and management believes the established allowance for credit loss on such loans are appropriate.

There were no foreclosed assets at March 31, 2023 and December 31, 2022., however when the Company does own foreclosed assets, they are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $1.5 million in loans past due 30-59 days at March 31, 2023. This is a decrease of $0.3 million over the balance at December 31, 2022. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

ALLOWANCE FOR CREDIT LOSSES – LOANS RECEIVABLE

The allowance for credit losses on loans, a contra-asset, is established through periodic provisions for credit losses on loans. It is maintained at a level that is considered adequate to measure expected losses on individually identified loans, as well as expected losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off.

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

The Company's allowance for credit losses on loans was $23.1 million at both March 31, 2023, and December 31, 2022, and $22.5 million at March 31, 2022. The allowance was 1.14% of total loans at March 31, 2023, 1.12% of total loans at December 31, 2022, and 1.14% of total loans at March 31, 2022. Management's detailed analysis indicates that the Company's allowance for credit losses on loan should be sufficient to cover credit losses for the life of the loans outstanding as of March 31, 2023, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the credit loss allowance for loans. A separate allowance of $0.9 million for potential credit losses inherent in unused commitments is included in other liabilities at March 31, 2023, unchanged from December 31, 2022. As mentioned previously a $0.9 million one-time adjustment was recorded to the reserve for unfunded commitments on January 1, 2022 upon the implementation of CECL.

The following table summarizes activity in the credit allowance for losses on loans for the noted periods:

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the year ended
	March 31,	March 31,	December 31,
Balances:	2023	2022	2022
Average gross loans outstanding during period (1)	$2,033,750	$1,951,695	$2,006,283
Gross Loans outstanding at end of period	$2,033,968	$1,983,331	$2,052,940

Allowance for credit losses on loans:
Balance at beginning of period	$23,060	$14,256	$14,256
Adoption of ASC 326	—	9,454	9,454
Provision charged to expense	250	600	10,898
Charge-offs
Real estate
1-4 family residential construction	—	—	—
Other construction/land	—	—	—
1-4 family - closed-end	—	—	—
Equity lines	—	—	—
Multi-family residential	—	—	—
Commercial real estate- owner occupied	—	—	—
Commercial real estate- non-owner occupied	—	—	1,911
Farmland	1,248	1,958	4,418
Total real estate	1,248	1,958	6,329
Agricultural	29	—	4,787
Commercial and industrial	308	74	322
Consumer loans	395	299	1,396
Total	$1,980	$2,331	$12,834
Recoveries
Real estate
1-4 family residential construction	—	—	—
Other construction/land	—	260	260
1-4 family - closed-end	205	87	87
Equity lines	—	—	12
Multi-family residential	—	—	—
Commercial real estate- owner occupied	—	—	—
Commercial real estate- non-owner occupied	—	—	—
Farmland	257	—	—
Total real estate	462	347	359
Agricultural	1,025	—	—
Commercial and industrial	23	20	163
Consumer loans	250	184	764
Total	$1,760	$551	$1,286
Net loan charge offs (recoveries)	$220	$1,780	$11,548
Balance at end of period	$23,090	$22,530	$23,060

RATIOS
Net charge-offs (recoveries) to average Loans (annualized)	0.04%	0.37%	0.58%
Allowance for credit losses on Loans to gross Loans at end of period	1.14%	1.14%	1.12%
Net loan charge-offs (recoveries) to allowance for credit losses on Loans at end of period	0.95%	7.90%	50.08%
Net loan charge-offs (recoveries) to provision for credit losses on Loans	88.00%	296.67%	105.96%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s credit allowance for losses on loans at March 31, 2023 represents Management’s best estimate of expected losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $705.2 million at March 31, 2023 and $895.6 million at December 31, 2022, representing approximately 35% of gross loans outstanding at March 31, 2023 and 44% at December 31, 2022. Included in unused commitments are mortgage warehouse lines which are mostly in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $401.5 million at March 31, 2023 and $594.6 million at December 31, 2022. The increase in unused commitments on mortgage warehouse lines is due in large part to the decrease in funded commitments due to the impact of recent interest rate increases. Unused commitments exclusive of mortgage warehouse lines have increased $2.7 million or 1% for the first three months of 2023 and are due to an increase in new lines of credit. The Company also had undrawn letters of credit issued to customers totaling $6.1 million at March 31, 2023 and $6.0 million at December 31, 2022. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain local agency deposits which totaled $73.0 million at March 31, 2023. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into investments or loans, subject to the bank’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $81.7 million at March 31, 2023 relative to $72.8 million at December 31, 2022.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.2 million during the first three months of 2023, to $22.3 million. This decline was primarily a result of normal depreciation, the disposal of obsolete equipment, net of new purchases.

Goodwill was $27.4 million at March 31, 2023, unchanged during the first three months of 2023. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. A Goodwill impairment test was last performed during the fourth quarter 2022 and determined that no impairment existed. During the first three months of 2023, overall bank stock prices declined significantly after the liquidity events that led to the voluntary liquidation of one California bank, the failure of a $200 billion California Bank (second largest bank failure in history) and the failure of a $100 billion bank in New York. Given the recent events management felt it prudent to perform a current valuation in light of the recent slide in the Company’s stock price relative to the entire banking sector. After performing such valuation, management concluded that no impairment of the Company existed at March 31, 2023. Management will continue to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test.

Bank-owned life insurance, with a balance of $52.3 million at March 31, 2023, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

DEPOSITS AND INTEREST-BEARING LIABILITIES

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

Deposit Distribution

(dollars in thousands, unaudited)

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$1,041,748	35.32%	$1,088,199	38.23%
Interest bearing demand deposits	153,231	5.20%	150,875	5.30%
NOW	484,318	16.42%	490,707	17.24%
Savings	441,758	14.98%	456,980	16.06%
Money market	123,162	4.18%	139,795	4.91%
Time	519,771	17.63%	399,608	14.04%
Brokered deposits	185,000	6.27%	120,000	4.22%
Total deposits	$2,948,988	100.00%	$2,846,164	100.00%

Deposit balances grew by $102.8 million, or 4%, during the first quarter of 2023 to $2.9 billion at March 31, 2023. Core non-maturity deposits decreased $82.3 million, or 4%, for the first three months of 2023, while customer time deposits increased by $120.2 million. Brokered deposits increased $65.0 million during the quarter; to take advantage of preferential pricing over other forms of borrowed funds. Overall noninterest-bearing deposits as a percent of total deposits decreased to 35.3% at March 31, 2023, compared to 38.2% at December 31, 2022, and from 38.6% at March 31, 2022. From March 10, 2023 to March 31, 2023, overall deposits decreased by less than 0.04%.

Overall uninsured deposits are estimated to be approximately $858.4 million, or 30% of total deposit balances, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $150 million of combined pass-through FDIC insurance which would more than cover each of the Bank’s deposit customers if such customer desired to have such pass-through insurance. The Bank maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At March 31, 2023, the Company had approximately 122,000 accounts and the 25 largest deposit balance customers had balances of less than 9% of overall deposits.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth. In particular, the Company’s ratio of noninterest-bearing deposits to total deposits was 35.3% at March 31, 2023 as compared to 38.2% at December 31, 2022.

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

Total non-deposit interest-bearing liabilities decreased by $17.2 million, during the first three months of 2023. primarily due to a decrease in customer repurchase agreements and overnight borrowings.

Customer repurchase agreements declined from $109.2 million at December 31, 2022 to $94.1 million at March 31, 2023. Customer repurchase agreements provide collateral for customers that sweep excess deposit balances each day into a separate repurchase agreement account where the Company effectively sells certain government bonds to customers daily and then repurchase the same bonds on the next business day. Although these accounts are not deposits and are not FDIC insured, they provide customers with larger account balances the ability to have their account secured with collateral.

Other borrowings declined $2.2 million to $216.8 million at March 31, 2022 from $219.0 million at December 31, 2022 and consist of overnight borrowings from correspondent banks and FHLB advances. Overall borrowings from the FHLB and correspondent banks remained relatively unchanged during the first quarter of 2023.

Long-term debt at March 31, 2023 consisted of $49.2 million of subordinated debt. This remained unchanged from December 31, 2022. Subordinated debentures related to $35.5 million of trust preferred securities at both March 31, 2023 and December 31, 2022.

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $41.5 million at March 31, 2023 as compared to $45.1 million at December 31, 2022, a decrease of $3.6 million or 8%. The decrease was primarily driven a reduced in accrued expenses.

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

The Company continues to have substantial liquidity though unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio declined from 72% at December 31, 2022 to 69% at March 31, 2023. At March 31, 2023, and December 31, 2022, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	March 31, 2023	December 31, 2022
Cash and cash equivalents	$83,506	$77,131
Unpledged investment securities	1,197,816	1,097,164
Excess pledged securities	58,334	43,096
FHLB borrowing availability	762,698	718,842
Unsecured lines of credit	309,000	237,000
Funds available through fed discount window	40,327	42,278
Totals	$2,451,681	$2,215,511

The Company did not participate in the new Federal Reserve Bank Term Funding Program. Unpledged investment securities include $561.0 million of CLOs. As CLOs have a rate that resets every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower rate fixed term securities such as US government bonds or municipal bonds. During the first quarter of 2023, the Bank sold a few CLOs at a modest gain and expects to continue to utilize the CLO portfolio for both interest rate risk management and liquidity purposes.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at March 31, 2023 and December 31, 2022. Other sources of liquidity include the brokered deposit market, deposit listing services, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio and net loans to deposits were 32.4% and 69.0%, respectively, at March 31, 2023, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at March 31, 2023, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of March 31, 2023, the holding company maintained a cash balance of $27.8 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least eight other interest rate scenarios in conducting our rolling 12-month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations considering economic conditions and expectations at the time. Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point interest rate shock, 10% for a 200 basis point shock, 15% for a 300 basis point shock, and 20% for a 400 basis point shock.

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	March 31, 2023		March 31, 2022
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	(5.5)%	$(6,530)	13.3%	$14,321
+300	(3.8)%	$(4,554)	10.9%	$11,684
+200	(2.1)%	$(2,562)	8.1%	$8,712
+100	(0.6)%	$(764)	4.3%	$4,624
Base
-100	(2.6)%	$(3,150)	(9.2)%	$(9,892)
-200	(6.3)%	$(7,478)	N/A	N/A
-300	(7.1)%	$(8,450)	N/A	N/A
-400	(9.4)%	$(11,223)	N/A	N/A

For the periods ending March 31, 2023 and March 31, 2022, management believes that the Company was liability sensitive, with net income decreasing in a rising and declining rate scenarios.

The shift from being asset sensitive at March 31, 2022 to slightly liability sensitive at March 31, 2023, is primarily due to the change in assumption regarding low cost deposits. At March 31, 2023, it was assumed that over twelve months, a small portion of low-cost deposits would shift into higher cost deposits thus making the company slightly liability sensitive. Further, the Company has more variable rate liabilities at March 31, 2023 including overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings and in customer time deposits tied to the prime interest rate. In addition, based on the magnitude of rate changes, interest rates on new loans did not increase at the rates modeled in 2022 and therefore, the beta on loan yields was lowered in modeling interest rate risk in 2023. Any change in interest rate in the model would expect to decrease net interest income. At March 31, 2023, the Company had $176.8 million in overnight borrowings as compared to none at March 31, 2022. At March 31, 2022, the Company had $186.4 million in overnight cash held with the Federal Reserve bank as compared to $0.7 million at March 31, 2023.

The change in net interest income is similar for the up 100, 200, 300, and 400 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to decline by $6.5 million, or 6%, relative to a stable interest rate scenario, with the favorable variance increasing marginally as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates, net interest income would drop $3.2 million or a negative variance of 3%. The change in net interest income in the down 200 basis point scenario is a decrease of $7.5 million or 6%. As a significant portion of the Company’s deposits remain in noninterest bearing accounts or low-cost deposit accounts, in a down rate scenario, these rates would not change or only change slightly. All interest rate shock scenarios are within our internal policy guidelines, and we will continue to monitor our interest rate risk profile and implement remedial changes if deemed appropriate.

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

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank where we model the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When a static balance sheet and a stable interest rate environment are assumed, projected annual net interest income is $2.9 million lower than in our standard simulation.

The modeled economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time, as is evident in the tables below for the periods ending March 31, 2023 and 2022, respectively, as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

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

Our EVE decreased in the past twelve months primarily from an increase in decay rates on certain non-maturity deposit accounts which significantly lowered the deposit values. The tables below show estimated changes in the Company’s EVE as modeled under different interest rate scenarios relative to the base case:

	March 31, 2023		March 31, 2022
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	5.5%	$31,949	25.8%	$171,796
+300	5.4%	$31,524	22.8%	$151,682
+200	4.8%	$28,118	18.4%	$122,257
+100	3.0%	$17,588	11.0%	$72,882
Base
-100	(3.8)%	$(22,403)	(20.2)%	$(134,598)
-200	(19.0)%	$(111,121)	N/A	N/A
-300	(21.2)%	$(124,001)	N/A	N/A
-400	(10.4)%	$(60,974)	N/A	N/A

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

The potential percentage change in EVE in all rate shock interest rate scenarios is within our internal policy guidelines. We continue to monitor our interest rate risk profile and implement remedial changes if deemed appropriate.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $307.0 million at March 31, 2023, comprised of $111.8 million in common stock, $4.6 million in additional paid-in capital, $246.7 million in retained earnings, and accumulated other comprehensive loss of $56.1 million. At the end of 2022, total shareholders’ equity was $303.6 million. The increase in equity during the first three months of 2022 is due to net income of $8.8 million, offset by a $3.5 million dividend paid to shareholders, $2.7 million in share repurchases, and a $0.5 million favorable swing in other comprehensive income/(loss) due principally to changes in investment securities' fair value. The remaining difference is related to stock options exercised and restricted stock compensation recognized during the quarter.

The Company approved a new share repurchase program on October 20, 2022 (the 2023 Share Repurchase Plan) that was effective upon the expiration of the prior 2021 Share Repurchase Plan on October 31, 2022. The 2022 Share Repurchase Plan authorizes 630,000 shares to be repurchased and expires on October 31, 2023. Under the 2023 Share Repurchase Program, there were 146,418 shares repurchased in the first three months of 2023.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	March 31,	December 31,	to be	Community Bank
	2023	2022	Well Capitalized (1)	Leverage Ratio (2)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	10.74%	10.99%	9.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	10.13%	10.30%	9.00%	N/A
(1)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(2)	If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.
(3)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period.

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

QUANTITATIVE & QUALITATIVE DISCLOSURES

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first three months of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

For a discussion of our risk factors, see Part I, Item 1A. “Risk Factors” of the 2022 Form 10-K. The risks and uncertainties that we face are not limited to those set forth in the 2022 Form 10-K.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer and investor confidence in the banking system.  The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional and community banks like the Company.  These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks.  As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.  Additionally, these recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock independent from the Company’s actual underlying financial performance.

Rising interest rates have decreased the value of the Company’s held-to-maturity and available for sale securities portfolio, and certain fixed-rate loans and the Company would realize losses if it were required to sell such securities or loans to meet liquidity needs.  As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly, as well as the value of certain fixed-rate loans. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses. Unaccreted unrealized losses that existed at the time securities were transferred to held-to maturity and unrealized losses on available-for-sale securities reflected in the Company’s accumulated other comprehensive income/(loss). Changes to unrealized losses after securities were transferred to held-to-maturity and unrealized losses on loans are not reflected in accumulated other comprehensive income/(loss). While the Company does not currently intend to sell these securities or loans, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations. The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In October 2022, the Board approved the 2022 Share Repurchase Plan by authorizing 630,000 shares of common stock for repurchase and expires on October 31, 2023.

Stock Repurchases
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2023 - January 31, 2023	—	—	—	630,000
February 1, 2023 - February 31, 2023	—	—	—	630,000
March 1, 2023 - March 31, 2023	146,418	$18.30	146,418	483,582
Total	146,418		146,418

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
10.1	Salary Continuation Agreement for James C. Holly (5)*
10.2	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.6	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.7	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.8	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.9	2007 Stock Incentive Plan (9)
10.10	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.11	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.14	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.15	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
10.16	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.17	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.18	2017 Stock Incentive Plan (13)*
10.19	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.21	Employment agreement dated as of November 15, 2019 for Christopher Treece, Chief Financial Officer (15)*
10.22	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, Chief Administrative Officer (16)*
10.23	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (17)*
10.24	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (18)*
10.25	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (19)*
10.26	Split Dollar Agreement for Albert Berra*
10.27	10b5-1 Plan for Susan Abundis
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on May 25, 2022 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021 and incorporated herein by reference.
(5)	Filed as Exhibit 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as Exhibits 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.
(19)	Filed as Exhibit 10.25 to the form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 5, 2023	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 5, 2023	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

May 5, 2023	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer