Form 10-Q
period 2023-06-30
SIERRA BANCORP
filed 2023-08-03
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 1, 2023, the registrant had 14,811,525 shares of common stock outstanding, including 196,637 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2023	December 31, 2022
ASSETS	(unaudited)	(audited)
Cash and due from banks	$100,424	$72,803
Interest bearing deposits in banks	3,059	4,328
Total cash & cash equivalents	103,483	77,131
Investment securities
Available-for-sale, net of zero allowance for credit losses at June 30, 2023 and December 31, 2022	1,027,538	934,923
Held-to-maturity, (fair value of $318,142 at June 30, 2023 and $328,011 at December 31, 2022)	328,494	336,944
Allowance for credit losses on held-to-maturity securities	(16)	(63)
Net, investment securities held-to-maturity	328,478	336,881

Loans:
Gross loans	2,094,391	2,052,940
Deferred loan costs (fees), net	73	(123)
Allowance for credit losses on loans	(23,010)	(23,060)
Net loans	2,071,454	2,029,757
Premises and equipment, net	22,072	22,478
Goodwill	27,357	27,357
Other intangible assets, net	1,837	2,275
Bank-owned life insurance	52,725	52,169
Other assets	127,517	125,619
Total assets	$3,762,461	$3,608,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,066,498	$1,088,199
Interest bearing	1,852,261	1,757,965
Total deposits	2,918,759	2,846,164
Repurchase agreements	73,722	109,169
Other borrowings	325,200	219,000
Long-term debt	49,259	49,214
Subordinated debentures	35,570	35,481
Allowance for credit losses on unfunded loan commitments	750	840
Other liabilities	49,609	45,140
Total liabilities	3,452,869	3,305,008

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 14,811,736 and 15,170,372 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	110,097	112,928
Additional paid-in capital	4,887	4,148
Retained earnings	251,119	243,082
Accumulated other comprehensive loss, net	(56,511)	(56,576)
Total shareholders' equity	309,592	303,582
Total liabilities and shareholders' equity	$3,762,461	$3,608,590

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$24,270	$21,605	$46,821	$42,377
Taxable securities	13,488	4,477	25,472	7,966
Tax-exempt securities	2,741	1,854	5,555	3,581
Federal funds sold and other	376	270	446	363
Total interest income	40,875	28,206	78,294	54,287
Interest expense
Deposits	7,943	784	13,943	1,344
Federal funds purchased and repurchase agreements	959	77	2,518	159
Federal Home Loan Bank advances	2,536	—	3,169	—
Long-term debt	429	430	857	857
Subordinated debentures	691	330	1,358	585
Total interest expense	12,558	1,621	21,845	2,945
Net interest income	28,317	26,585	56,449	51,342
(Benefit) provision for credit losses	(70)	2,419	190	2,925
Net interest income after provision for credit losses	28,387	24,166	56,259	48,417
Noninterest income
Service charges and fees on deposit accounts	5,691	5,908	11,071	11,457
Net gains on sale of securities available-for-sale	351	—	396	1,032
Increase (decrease) in cash surrender value of life insurance	658	(582)	830	(1,128)
Other income	1,313	5,113	2,296	5,141
Total noninterest income	8,013	10,439	14,593	16,502
Noninterest expense
Salaries and employee benefits	12,129	11,745	24,944	23,550
Occupancy and equipment costs	2,438	2,406	4,769	4,699
Other	8,401	7,962	16,247	14,037
Total noninterest expense	22,968	22,113	45,960	42,286
Income before taxes	13,432	12,492	24,892	22,633
Provision for income taxes	3,513	3,288	6,222	6,022
Net income	$9,919	$9,204	$18,670	$16,611

PER SHARE DATA
Book value	$20.90	$19.82	$20.90	$19.82
Cash dividends	$0.23	$0.23	$0.46	$0.46
Earnings per share basic	$0.67	$0.62	$1.26	$1.11
Earnings per share diluted	$0.67	$0.61	$1.26	$1.10
Average shares outstanding, basic	14,735,568	14,931,701	14,853,052	14,976,774
Average shares outstanding, diluted	14,754,764	15,004,017	14,875,508	15,063,804

Total shareholders' equity (in thousands)	$309,592	$299,047	$309,592	$299,047
Shares outstanding	14,811,736	15,090,792	14,811,736	15,090,792
Dividends paid (in thousands)	$3,459	$3,470	$6,954	$6,978

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$9,919	$9,204	$18,670	$16,611
Other comprehensive (loss) gain, before tax:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during period	(268)	(46,476)	488	(86,438)
Less: reclassification adjustment for gains included in net income (1)	(351)	—	(396)	(1,032)
Other comprehensive (loss) gain, before tax	(619)	(46,476)	92	(87,470)
Income tax benefit (expense) related to items of other comprehensive (loss) gain , net of tax	183	13,740	(27)	25,859
Other comprehensive (loss) gain, net of tax:	(436)	(32,736)	65	(61,611)
Comprehensive income (loss)	$9,483	$(23,532)	$18,735	$(45,000)
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expenses associated with the reclassification adjustment for the three months ended June 30, 2023 and 2022 were $0.1 million and $0, respectively. Income tax expenses associated with the reclassification adjustment for the six months ended June 30, 2023 and 2022 were $0.1 million and $0.3 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2022	15,086,032	$111,673	$4,281	$227,445	$(17,708)	$325,691
Net income	—	—	—	9,204	—	9,204
Other comprehensive loss, net of tax	—	—	—	—	(32,736)	(32,736)
Stock options exercised, net of shares surrendered for cashless exercises	5,200	54	(1)	—	—	53
Restricted stock forfeited / cancelled	(440)	—	—	—	—	—
Stock based compensation - stock options	—	—	18	—	—	18
Stock based compensation - restricted stock	—	—	287	—	—	287
Cash dividends - $0.23 per share	—	—	—	(3,470)	—	(3,470)
Balance, June 30, 2022	15,090,792	$111,727	$4,585	$233,179	$(50,444)	$299,047

Balance, March 31, 2023	15,050,740	$111,801	$4,561	$246,723	$(56,075)	$307,010
Net income	—	—	—	9,919	—	9,919
Other comprehensive loss, net of tax	—	—	—	—	(436)	(436)
Restricted stock forfeited / cancelled	(3,856)	—	—	—	—	—
Restricted stock vested in period	—	80	(80)	—	—	—
Stock based compensation - stock options	—	—	17	—	—	17
Stock based compensation - restricted stock	—	—	389	—	—	389
Stock repurchase	(235,148)	(1,746)	—	(2,064)	—	(3,810)
Excise tax on stock repurchase	—	(38)	—	—	—	(38)
Cash dividends - $0.23 per share	—	—	—	(3,459)	—	(3,459)
Balance, June 30, 2023	14,811,736	$110,097	$4,887	$251,119	$(56,511)	$309,592

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2021	15,270,010	$113,007	$3,910	$234,410	$11,167	$362,494
Cumulative change in accounting principle	—	—	—	(7,315)	—	(7,315)
Net income	—	—	—	16,611	—	16,611
Other comprehensive loss, net of tax	—	—	—	—	(61,611)	(61,611)
Stock options exercised, net of shares surrendered for cashless exercises	5,200	54	(1)	—	—	53
Restricted stock surrendered due to employee tax liability	(1,196)	(9)	—	(23)	—	(32)
Restricted stock forfeited / cancelled	(660)	—	—	—	—	—
Stock based compensation - stock options	—	—	48	—	—	48
Stock based compensation - restricted stock	—	—	628	—	—	628
Stock repurchase	(182,562)	(1,325)	—	(3,526)	—	(4,851)
Cash dividends - $0.46 per share	—	—	—	(6,978)	—	(6,978)
Balance, June 30, 2022	15,090,792	$111,727	$4,585	$233,179	$(50,444)	$299,047

Balance, December 31, 2022	15,170,372	$112,928	$4,148	$243,082	$(56,576)	$303,582
Net income	—	—	—	18,670	—	18,670
Other comprehensive income, net of tax	—	—	—	—	65	65
Restricted stock granted	29,064	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(1,764)	(13)	—	(23)	—	(36)
Restricted stock forfeited / cancelled	(4,370)	—	—	—	—	—
Restricted stock vested in period	—	80	(80)	—	—	—
Stock based compensation - stock options	—	—	37	—	—	37
Stock based compensation - restricted stock	—	—	782	—	—	782
Stock repurchase	(381,566)	(2,834)	—	(3,656)	—	(6,490)
Excise tax on stock repurchase	—	(64)	—	—	—	(64)
Cash dividends - $0.46 per share	—	—	—	(6,954)	—	(6,954)
Balance, June 30, 2023	14,811,736	$110,097	$4,887	$251,119	$(56,511)	$309,592

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(dollars in thousands, unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$18,670	$16,611
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(396)	(1,032)
(Gain) loss on disposal of fixed assets	(14)	6
Gain on sale on foreclosed assets	—	(5)
Writedowns on foreclosed assets	—	91
Stock based compensation expense	819	676
Provision for credit losses on loans	327	3,148
(Benefit) provision for credit losses on held-to-maturity securities	(47)	18
Depreciation and amortization	1,206	1,284
Net amortization on securities premiums and discounts	1,484	2,271
Net accretion of premiums/discounts for loans acquired	(160)	(73)
(Increase) decrease in cash surrender value of life insurance policies	(830)	1,228
Amortization of core deposit intangible	438	505
Increase in interest receivable and other assets	(301)	(16,029)
Decrease in other liabilities	4,379	7,511
Deferred income tax benefit	(231)	(2,414)
Decrease in value of restricted bank equity securities	291	332
Excise tax on stock options purchased	(64)	—
Amortization of debt issuance costs	45	32
Net amortization of partnership investment	244	225
Net cash provided by operating activities	25,860	14,385
Cash flows from investing activities:
Maturities and calls of securities available for sale	63,481	4,123
Proceeds from sales of securities available for sale	25,676	26,408
Purchases of securities available for sale	(197,153)	(215,269)
Principal pay downs on securities available for sale	22,836	43,748
Net purchases of FHLB stock	(1,929)	(336)
Loan originations and payments, net	(41,864)	(37,703)
Purchases of premises and equipment	(722)	(566)
Proceeds from sale of premises and equipment	25	—
Proceeds from sales of foreclosed assets	—	5
Purchase of bank-owned life insurance	(71)	(14)
Liquidation of bank-owned life insurance	—	11
Proceeds from BOLI death benefit	345	859
Net cash used in investing activities	(129,376)	(178,734)
Cash flows from financing activities:
Increase in deposits	72,595	69,427
Increase in Fed funds purchased	40,000	—
Decrease in short-term Federal Home Loan Bank advances	(13,800)	—
Proceeds from long-term Federal Home Loan Bank advances and other debt	80,000	—
(Decrease) increase in customer repurchase agreements	(35,447)	11,077
Cash dividends paid	(6,954)	(6,978)
Repurchases of common stock	(6,526)	(4,883)
Stock options exercised	—	53
Net cash provided by financing activities	129,868	68,696

Increase (decrease) in cash and cash equivalents	26,352	(95,653)
Cash and cash equivalents
Beginning of period	77,131	257,528
End of period	$103,483	$161,875
Supplemental disclosure of cash flow information:
Interest paid	$19,536	$3,459
Income taxes paid	$5,155	$6,005
Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	$15,406	$—

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of June 30, 2023, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as at seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, commercial real estate, and mortgage warehouse lending. In addition, in February 2020 the Bank opened a loan production office which is currently located in Roseville, CA. To support organic growth in the agricultural lending sector the Bank also opened a loan production office in Templeton, CA in April 2022. The Company had total assets of $3.8 billion at June 30, 2023, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.9 billion at June 30, 2023, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through August 3, 2023 and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2022 have been reclassified to be consistent with the reporting for 2023, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”).

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

On April 1, 2022 the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from available-for-sale to held-to maturity. On October 1, 2022, a similar transfer of $198.3 million securities from available for sale to held-to-maturity was completed.  Because of the implicit and explicit guarantees of the Federal Government on the Agency and Mortgage-Backed securities there is no expectation of future losses on any of these securities.  The Bank’s municipal bonds moved to the held-to-maturity designation all have credit ratings considered investment grade or equivalent. A discounted-cash-flow reserve calculation was performed upon the transfer of these securities into the held-to-maturity designation and is updated on a quarterly basis. As of June 30, 2023, it was determined that the allowance for credit losses related to held-to-maturity securities is minimal given that most held-to-maturity securities are U.S. Government sponsored or are highly rated municipal securities.

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

Note 4 – Share Based Compensation

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 213,800 shares granted under the 2017 Plan and options to purchase 134,449 shares that were granted under the 2007 Plan were still outstanding as of

June 30, 2023, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which awards may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of June 30, 2023 was unchanged. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilizes a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.4 million was reflected in the Company’s income statement during the second quarter of 2023 and the second quarter of 2022, as expense related to stock options and restricted stock awards. For the first half of 2023 and 2022, the charges totaled $0.8 million.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 29,064 shares granted to employees of the Company during the first six months of 2023. As of June 30, 2023, there was $2.6 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 2.1 years.

The Company’s restricted stock award activity for the six months ended June 30, 2023 and 2022 is summarized below (unaudited):

	Six months ended June 30,
	2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	175,619	$21.42	161,217	$21.72
Granted	29,064	21.50	—	—
Vested	(3,162)	25.30	(17,194)	20.35
Forfeited	(4,370)	22.64	(660)	27.16
Unvested shares, June 30,	197,151	$21.34	143,363	$21.84

Stock Option Grants

The Company has issued equity instruments in the form of Incentive Stock Options and Nonqualified Stock Options to certain officers and directors. No options have been granted since 2020, but the Company could elect to issue under the 2023 Plan. The exercise price of each stock option is determined at the time of the grant and may be no less than 100% of the fair market value of such stock at the time the option is granted.

The Company’s stock option activity during the six months ended June 30, 2023 and 2022 are summarized below (dollars in thousands, except per share data, unaudited):

	Six months ended June 30,
	2023				2022
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	352,249	$25.06		$348	415,870	$24.15		$1,338
Exercised	—	$—		$—	(200)	$10.21		$3
Forfeited/Expired	(4,000)	$27.49		$—	(3,681)	$27.27		$—
Outstanding at June 30,	348,249	$25.03	4.74	$23	411,989	$24.13	5.41	$733
Exercisable at June 30,	323,849	$24.87	4.60	$23	370,589	$23.79	5.19	$733
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 14,735,568 weighted average shares outstanding during the second quarter of 2023 and 14,931,701 during the second quarter of 2022, while there were 14,853,052 weighted average shares outstanding during the first six months of 2023 and 14,976,774 during the first six months of 2022.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the second quarter of 2023, calculations under the treasury stock method resulted in the equivalent of 19,196 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 405,229 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the second quarter of 2022 the equivalent of 72,316 shares were added in calculating diluted earnings per share, while 354,612 anti-dilutive stock options were not factored into the computation. Likewise, for the first half of 2023 the equivalent of 22,456 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 364,219 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 87,030 shares and non-inclusion of 303,543 anti-dilutive options in calculating diluted earnings per share for first half of 2022.

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

	June 30, 2023	December 31, 2022
Commitments to extend credit	$607,734	$889,517
Standby letters of credit	$6,049	$6,037

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: mortgage warehouse lines, home equity lines of credit, commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit, unsecured personal lines of credit and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse lines which are in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $319.4 million at June 30, 2023 and $594.6 million at December 31, 2022. The decline in unused mortgage warehouse commitments is due to the Company strategically reducing exposure of certain lines while increasing the number of overall mortgage warehouse lines.

The ACL on unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. The ACL on unfunded loan commitments is located in other liabilities while any related provision expense is recorded as a provision for credit losses.

At June 30, 2023, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	June 30, 2023
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$103,483	$103,483	$—	$—	$103,483
Investment securities available-for-sale	1,027,538	—	975,250	52,288	1,027,538
Investment securities held-to-maturity	328,478	—	318,142	—	318,142
Loans, net held for investment	2,071,210	—	—	1,946,540	1,946,540
Individually evaluated collateral dependent loans	244	—	244	—	244

Financial liabilities:
Deposits	2,918,759	1,066,498	1,852,817	—	2,919,315
Repurchase agreements	73,722	—	73,722	—	73,722
Other borrowings	325,200	—	323,584	—	323,584
Long-term borrowings	49,259	—	40,371	—	40,371
Subordinated debentures	35,570	—	30,815	—	30,815

	December 31, 2022
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$77,131	$77,131	$—	$—	$77,131
Investment securities available for sale	934,923	—	877,488	57,435	934,923
Investment securities held-to-maturity	336,881	—	328,011	—	328,011
Loans, net held for investment	2,011,616	—	—	1,909,822	1,909,822
Individually evaluated collateral dependent loans	18,141	—	18,141	—	18,141

Financial liabilities:
Deposits	2,846,164	1,088,199	1,756,443	—	2,844,642
Repurchase agreements	109,169	—	109,169	—	109,169
Other borrowings	219,000	—	219,000	—	219,000
Long-term borrowings	49,214	—	42,775	—	42,775
Subordinated debentures	35,481	—	37,171	—	37,171

For financial asset categories that were carried on our balance sheet at fair value as of June 30, 2023 and December 31, 2022, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2023, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$107,559	$—	$107,559	$—
Mortgage-backed securities	—	111,757	—	111,757	—
State and political subdivisions	—	192,885	—	192,885	—
Corporate bonds	—	—	52,288	52,288	—
Collateralized loan obligations	—	563,049	—	563,049	—
Total available-for-sale securities	$—	$975,250	$52,288	$1,027,538	$—

	Fair Value Measurements at December 31, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$50,599	$—	$50,599	$—
Mortgage-backed securities	—	122,532	—	122,532	—
State and political subdivisions	—	205,980	—	205,980	—
Corporate bonds	—	—	57,435	57,435	—
Collateralized loan obligations	—	498,377	—	498,377	—
Total available-for-sale securities	$—	$877,488	$57,435	$934,923	$—

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Collateralized Loan Obligations		Corporate Bonds
	2023	2022	2023	2022
Balance of recurring Level 3 assets at January 1,	$—	$195,707	$57,435	$27,530
Total gains or losses for the period:
Included in other comprehensive income	—	—	(5,147)	—
Transfers out of Level 3	—	(195,707)	—	—
Balance of recurring Level 3 assets at June 30,	$—	$—	$52,288	$46,539

All of the Company’s collateralized loan obligations with a fair value of $195.7 million as of January 1, 2022 were transferred from Level 3 to Level 2 during the first quarter of 2022 because observable market data became available due to a significant increase in trading volume for these securities during that time.

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

Fair Value Measurements at June 30, 2023, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	—	—	—
Agricultural	—	—	—	—
Commercial and industrial	—	95	—	95
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$95	$—	$95
Foreclosed assets	$—	$—	$—	$—
Total assets measured on a nonrecurring basis	$—	$95	$—	$95

Fair Value Measurements at December 31, 2022, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Real estate:
1-4 family residential construction	$—	$—	$—	$—
Other construction/land	—	—	—	—
1-4 family - closed-end	—	—	—	—
Equity lines	—	—	—	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—	—	—
Farmland	—	15,391	—	15,391
Total real estate	—	15,391	—	15,391
Agricultural	—	2,750	—	2,750
Commercial and industrial	—	—	—	—
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$18,141	$—	$18,141
Foreclosed assets	$—	$—	$—	$—
Total assets measured on a nonrecurring basis	$—	$18,141	$—	$18,141

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

The amortized cost, estimated fair value, and allowance for credit losses of available-for-sale and held-to-maturity investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$108,385	$5	$(831)	$—	$107,559
Mortgage-backed securities	119,608	—	(7,851)	—	111,757
State and political subdivisions	210,854	120	(18,089)	—	192,885
Corporate bonds	65,217	—	(12,929)	—	52,288
Collateralized loan obligations	574,201	71	(11,223)	—	563,049
Total available-for-sale securities	$1,078,265	$196	$(50,923)	$—	$1,027,538

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$5,764	$—	$(664)	$5,100	$—
Mortgage-backed securities	149,495	—	(11,888)	137,607	—
State and political subdivisions	173,235	3,462	(1,262)	175,435	(16)
Total held-to-maturity securities	$328,494	$3,462	$(13,814)	$318,142	$(16)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$50,625	$49	$(75)	$—	$50,599
Mortgage-backed securities	129,948	—	(7,416)	—	122,532
State and political subdivisions	223,810	607	(18,437)	—	205,980
Corporate bonds	65,164	10	(7,739)	—	57,435
Collateralized loan obligations	515,032	60	(16,715)	—	498,377
Total available-for-sale securities	$984,579	$726	$(50,382)	$—	$934,923

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$6,047	$—	$(621)	$5,426	$—
Mortgage-backed securities	157,473	—	(9,915)	147,558	—
State and political subdivisions	173,424	1,603	—	175,027	(63)
Total held-to-maturity securities	$336,944	$1,603	$(10,536)	$328,011	$(63)

The Company reassessed classification of certain investments and effective April 1, 2022 the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from the available-for-sale designation to the held-to-maturity designation. On October 1, 2022, a similar transfer of $198.3 million securities from available for sale to held-to-maturity was completed. The securities were transferred at their fair value as of the transfer date, with the related unrealized gain or loss as of the date of transfer included in the amortized cost basis of the transferred security and subject to amortization or accretion over each security’s remaining life. An unrealized loss of $29.5 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of June 30, 2023 and is included in accumulated other comprehensive income, net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income each increasing over time.

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

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable is included in other assets on the Company’s balance sheet and as of June 30, 2023, measured at $11.8 million and $2.5 million for available-for-sale securities and held-to-maturity securities, respectively. Accrued interest receivable as of December 31, 2022, on these same classes of investment securities measured at $9.3 million and $2.7 million, respectively. During the second quarter and first half of 2023, no interest receivable on available-for-sale or held-to-maturity securities was reversed against interest income and the Company did not have any held-to-maturity debt securities past due.

As of June 30, 2023, an allowance for credit losses of $0.02 million had been established on the Bank’s held-to-maturity portfolio, which is a decrease of $0.04 million from the December 31, 2022 allowance for credit losses of $0.06 million.

The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by NRSRO credit rating:

Held-To-Maturity by Credit Rating

(dollars in thousands, unaudited)

	Held-To-Maturity
	June 30, 2023	December 31, 2022
State and political subdivisions
AAA/Aaa	$57,814	$57,833
AA/Aa	113,928	115,040
A/A2	546	551
Not rated	947	—
Total	$173,235	$173,424

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

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		June 30, 2023
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	25	$(773)	$90,623	$(58)	$942	$(831)	$91,565
Mortgage-backed securities	335	(174)	4,072	(7,677)	103,685	(7,851)	107,757
State and political subdivisions	271	(531)	42,980	(17,558)	121,337	(18,089)	164,317
Corporate bonds	51	(1,778)	16,755	(11,151)	35,533	(12,929)	52,288
Collateralized loan obligations	65	(841)	148,704	(10,382)	386,367	(11,223)	535,071
Total available-for-sale	747	$(4,097)	$303,134	$(46,826)	$647,864	$(50,923)	$950,998

		December 31, 2022
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	8	$(75)	$27,550	$—	$—	$(75)	$27,550
Mortgage-backed securities	340	(7,108)	119,260	(308)	3,227	(7,416)	122,487
State and political subdivisions	252	(15,732)	147,635	(2,705)	9,807	(18,437)	157,442
Corporate bonds	52	(7,644)	54,636	(95)	405	(7,739)	55,041
Collateralized loan obligations	60	(10,152)	309,102	(6,563)	169,743	(16,715)	478,845
Total available-for-sale	712	$(40,711)	$658,183	$(9,671)	$183,182	$(50,382)	$841,365

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Proceeds from sales, calls and maturities of securities available for sale	$52,944	$1,750	$89,157	$30,531
Gross gains on sales, calls and maturities of securities available for sale	351	—	396	1,032
Gross losses on sales, calls and maturities of securities available for sale	—	—	—	—
Net gains on sale of securities available for sale	$351	$—	$396	$1,032

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2023, and December 31, 2022 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	June 30, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$1,690	$1,689	$666	$665
Maturing after one year through five years	37,466	36,995	2,014	1,967
Maturing after five years through ten years	158,769	144,561	18,722	17,122
Maturing after ten years	186,531	169,487	157,597	160,781
Securities not due at a single maturity date:
Mortgage-backed securities	119,608	111,757	149,495	137,607
Collateralized loan obligations	574,201	563,049	—	—
	$1,078,265	$1,027,538	$328,494	$318,142

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$12,141	$12,184	$672	$666
Maturing after one year through five years	21,013	20,831	2,059	2,032
Maturing after five years through ten years	119,649	111,513	19,048	17,431
Maturing after ten years	186,796	169,486	157,692	160,324
Securities not due at a single maturity date:
Mortgage-backed securities	129,948	122,532	157,473	147,558
Collateralized loan obligations	515,032	498,377	—	—
	$984,579	$934,923	$336,944	$328,011

At June 30, 2023, the Company’s investment portfolio included 488 municipal bonds issued by 398 different government municipalities and agencies located within 36 different states, with an aggregate fair value of $368.3 million. The largest exposure to any single municipality or agency was a combined $5.2 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 51 subordinated debentures issued by bank holding companies totaling $52.3 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	June 30, 2023		December 31, 2022
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$150,196	$143,597	$153,209	$146,667
California	65,555	61,152	65,758	60,701
Washington	21,559	21,227	21,635	21,312
Other (29 & 26 states, respectively)	97,188	95,351	102,336	100,480
Total general obligation bonds	334,498	321,327	342,938	329,160

Revenue bonds
State of issuance
Texas	9,202	8,770	9,216	8,840
California	3,792	3,664	3,788	3,673
Washington	4,064	3,483	4,083	3,490
Other (29 & 15 states, respectively)	32,533	31,076	37,209	35,844
Total revenue bonds	49,591	46,993	54,296	51,847
Total obligations of states and political subdivisions	$384,089	$368,320	$397,234	$381,007

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	June 30, 2023		December 31, 2022
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$20,209	$18,896	$21,246	$19,977
Lease	6,088	6,267	7,035	7,250
Sewer	6,549	6,411	6,560	6,405
Sales tax revenue	4,111	3,931	4,123	3,934
Local or GTD housing	1,036	838	3,040	2,951
Other (9 and 10 sources, respectively)	11,598	10,650	12,292	11,330
Total revenue bonds	$49,591	$46,993	$54,296	$51,847

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

The Company currently has investments in four different LIHTC fund limited partnerships made in 2014, 2015, and two in 2022, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act. We utilize the cost method of accounting for our LIHTC fund investments, under which we initially record on our balance sheet an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement reflects tax credits and any other tax benefits from these investments “below the line” within our income tax provision, while the initial book value of the investment is amortized on the proportional amortization method as a “below the line” expense, over the time period in which the tax credits and tax benefits are expected to be received.

As of June 30, 2023, our total LIHTC investment book balance was $9.8 million, which includes $7.0 million in remaining commitments for additional capital contributions. There were $0.3 million in tax credits derived from our LIHTC investments that were recognized during the six months ended June 30, 2023, and “below the line” amortization expense of $0.3 million associated with those investments was recorded for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Note 10 – Loans and Allowance for Credit Losses

We adopted the new current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2022. Similar to practice under legacy GAAP, the ACL on the loan portfolio is a valuation allowance deducted from the recorded balance in loans. However, under CECL the ACL represents principal which is not expected to be collected over the contractual life of the loans, adjusted for expected prepayment, whereas under legacy GAAP the allowance represented only losses already incurred as of the balance sheet date. The ACL is increased by a provision for credit losses charged to expense, and by principal recovered on charged-off balances. It is reduced by principal charge-offs. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, using information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Adjustments are also made for changes in risk profile, credit concentrations, historical trends, and other economic conditions.

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on loans of $5.1 million and $6.4 million at June 30, 2023 and December 31, 2022, respectively is included in other assets on the Company’s balance sheet.

The following table presents loans by class as of June 30, 2023 and December 31, 2022. The December 31, 2022 balance in 1-4 family closed end loans reflects year-to-date 2022 loan purchases of $173.1 million. The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level.

Loan Distribution
(dollars in thousands, unaudited)
	June 30, 2023	December 31, 2022
Real estate:
Other construction/land	$16,020	$18,412
1-4 family - closed-end	408,918	416,116
Equity lines	17,690	21,330
Multi-family residential	91,644	91,691
Commercial real estate - owner occupied	312,687	323,873
Commercial real estate - non-owner occupied	913,614	893,846
Farmland	92,728	113,394
Total real estate	1,853,301	1,878,662
Agricultural	30,993	27,936
Commercial and industrial	95,367	76,779
Mortgage warehouse lines	110,617	65,439
Consumer loans	4,113	4,124
Subtotal	2,094,391	2,052,940
Net deferred loan fees and costs	73	(123)
Loans, amortized cost basis	2,094,464	2,052,817
Allowance for credit losses	(23,010)	(23,060)
Net Loans	$2,071,454	$2,029,757

Similar to practice under legacy GAAP, the Company continues to place loans on nonaccrual status when management has determined that the full repayment of principal and collection of contractually agreed upon interest is unlikely or when the loan in question has become delinquent more than 90 days. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. For loans with an interest reserve, i.e., where loan proceeds are advanced to the borrower to make interest payments, all interest recognized from the inception of the loan is reversed when the loan is placed on nonaccrual. Once a loan is on nonaccrual status subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Generally, loans are not restored to accrual status until the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The following tables present the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of June 30, 2023 and December 31, 2022:

Nonaccrual Loans
(dollars in thousands, unaudited)
	June 30, 2023
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
1-4 family - closed-end	$372	$—	$372	$—
Equity lines	98	—	98	—
Multi-family residential	—	—	—	—
Commercial real estate - owner occupied	125	—	125	—
Farmland	73	—	73	—
Total real estate	668	—	668	—
Agricultural	66	—	66	—
Commercial and industrial	71	336	407	—
Total	$805	$336	$1,141	$—

	December 31, 2022
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
1-4 family - closed-end	$629	$—	$629	$—
Equity lines	59	—	59	—
Farmland	15,812	—	15,812	—
Total real estate	16,500	—	16,500	—
Agricultural	2,826	29	2,855	—
Commercial and industrial	83	134	217	940
Consumer loans	—	7	7	—
Total	$19,409	$170	$19,579	$940

The Company did not recognize any interest on nonaccrual loans during the three and six months ended June 30, 2023, and would have recognized an additional $0.02 million and $0.06 million, respectively, in interest income on nonaccrual loans had those loans not been designated as nonaccrual. Due to loans being placed on nonaccrual status, during the second quarter and first half of 2023, $0.05 million and $0.3 million respectively, of interest receivable on loans was reversed against interest income .

The following table presents the amortized cost basis of collateral-dependent loans by class as of June 30, 2023, and December 31, 2022:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	June 30, 2023		December 31, 2022
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
1-4 family - closed-end	$30	$—	$629	$—
Equity lines	98	—	59	—
Commercial real estate - owner occupied	125	—	—	—
Farmland	73	—	15,812	—
Total real estate	326	—	16,500	—
Agricultural	—	—	2,826	—
Commercial and industrial	134	39	217	39
Total Loans	$460	$39	$19,543	$39

During the first half of 2023 the amortized cost balance of collateral-dependent loans declined by $19.0 million due to the foreclosure and subsequent sale of Farmland and other Agricultural collateral related to a single borrower during the first quarter of 2023, as well as declines resulting from upgrades and payoffs. The weighted average loan-to-value ratio of collateral dependent loans was 27% at June 30, 2023.  There were no collateral dependent loans in the process of foreclosure as of June 30, 2023.

The following tables presents the aging of the amortized cost basis in past-due loans, according to class, as of June 30, 2023 and December 31, 2022:

Past Due Loans
(dollars in thousands, unaudited)
	June 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Other construction/land	$—	$—	$—	$—	$15,960	$15,960
1-4 family - closed-end	—	—	31	31	409,807	409,838
Equity lines	—	28	98	126	17,874	18,000
Multi-family residential	—	—	—	—	91,482	91,482
Commercial real estate - owner occupied	—	—	125	125	312,575	312,700
Commercial real estate - non-owner occupied	501	—	—	501	910,508	911,009
Farmland	—	—	—	—	92,966	92,966
Total real estate	501	28	254	783	1,851,172	1,851,955
Agricultural	—	1,115	—	1,115	30,250	31,365
Commercial and industrial	5	224	336	565	95,734	96,299
Mortgage warehouse lines	—	—	—	—	110,616	110,616
Consumer loans	3	—	—	3	4,226	4,229
Total Loans	$509	$1,367	$590	$2,466	$2,091,998	$2,094,464

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Other construction/land	$—	$—	$—	$—	$18,358	$18,358
1-4 family - closed-end	1,259	87	179	1,525	415,568	417,093
Equity lines	35	—	—	35	21,603	21,638
Multi-family residential	—	—	—	—	91,485	91,485
Commercial real estate - owner occupied	—	—	—	—	323,895	323,895
Commercial real estate - non-owner occupied	—	—	—	—	891,195	891,195
Farmland	522	97	15,393	16,012	97,582	113,594
Total real estate	1,816	184	15,572	17,572	1,859,686	1,877,258
Agricultural	—	—	2,778	2,778	25,416	28,194
Commercial and industrial	19	134	940	1,093	76,601	77,694
Mortgage warehouse lines	—	—	—	—	65,439	65,439
Consumer loans	15	—	—	15	4,217	4,232
Total Loans	$1,850	$318	$19,290	$21,458	$2,031,359	$2,052,817

Loan Modifications

The Company may agree to different types of concessions when modifying a loan. There were no modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral, or term extension, during the three or six months ended June 30, 2023. There were no payment defaults on loans previously modified in the preceding 12 months for either of the periods ending June 30, 2023 and 2022. The Company had no additional funds committed on loans which have been modified to borrowers experiencing financial difficulty.

For the three and six months ended June 30, 2022, there were no new TDRs and no modifications of existing TDRs.

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

The following tables present the amortized cost of loans by credit quality classification in addition to loan vintage as of June 30, 2023 and December 31, 2022:

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Other construction/land
Pass	$—	$—	$—	$12,503	$689	$1,744	$1,024	—	$15,960
Substandard	—	—	—	—	—	—	—	—	—
Subtotal	—	—	—	12,503	689	1,744	1,024	—	15,960
1-4 family - closed-end
Pass	—	109,091	234,709	7,712	2,019	52,777	—	46	406,354
Special mention	—	—	—	—	—	2,620	—	—	2,620
Substandard	—	—	—	—	—	864	—	—	864
Subtotal	—	109,091	234,709	7,712	2,019	56,261	—	46	409,838
Equity lines
Pass	—	3	—	—	—	75	14,940	2,343	17,361
Special mention	—	—	—	—	—	—	—	344	344
Substandard	—	—	—	—	—	—	126	169	295
Subtotal	—	3	—	—	—	75	15,066	2,856	18,000
Multi-family residential
Pass	2,892	46,874	3,910	19,511	652	13,868	577	—	88,284
Special mention	—	—	—	—	—	3,198	—	—	3,198
Substandard	—	—	—	—	—	—	—	—	—
Subtotal	2,892	46,874	3,910	19,511	652	17,066	577	—	91,482
Commercial real estate - OO
Pass	11,650	56,974	26,976	77,895	29,399	100,153	5,329	—	308,376
Special mention	—	—	—	203	341	1,659	—	—	2,203
Substandard	—	—	—	—	—	2,121	—	—	2,121
Subtotal	11,650	56,974	26,976	78,098	29,740	103,933	5,329	—	312,700
Commercial real estate - NOO
Pass	41,798	174,275	28,607	372,118	22,409	157,510	17,614	—	814,331
Special mention	—	—	—	66,734	2,701	1,431	—	—	70,866
Substandard	—	—	—	15,945	—	9,867	—	—	25,812
Subtotal	41,798	174,275	28,607	454,797	25,110	168,808	17,614	—	911,009
Farmland
Pass	2,594	29,912	11,911	3,557	1,704	26,102	3,713	407	79,900
Special mention	—	—	934	—	—	5,072	—	—	6,006
Substandard	—	—	—	—	—	7,060	—	—	7,060
Subtotal	2,594	29,912	12,845	3,557	1,704	38,234	3,713	407	92,966
Agricultural
Pass	796	1,732	411	432	13	1,556	21,378	3,415	29,733
Special mention	—	—	—	—	—	—	1,127	439	1,566
Substandard	—	—	66	—	—	—	—	—	66
Subtotal	796	1,732	477	432	13	1,556	22,505	3,854	31,365
Commercial and industrial
Pass	16,673	9,051	3,481	6,725	5,047	8,870	37,516	140	87,503
Special mention	—	—	97	2,898	37	898	3,772	153	7,855
Substandard	—	—	—	—	201	134	475	131	941
Subtotal	16,673	9,051	3,578	9,623	5,285	9,902	41,763	424	96,299
Mortgage warehouse lines
Pass	—	—	—	—	—	—	110,616	—	110,616
Subtotal	—	—	—	—	—	—	110,616	—	110,616
Consumer loans
Pass	1,246	335	160	111	89	276	1,941	—	4,158
Special mention	—	—	—	19	9	—	3	—	31
Substandard	40	—	—	—	—	—	—	—	40
Subtotal	1,286	335	160	130	98	276	1,944	—	4,229
Total	$77,689	$428,247	$311,262	$586,363	$65,310	$397,855	$220,152	$7,587	$2,094,464

Gross Charge-Offs	913	13	250	—	—	1,306			22

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Other construction/land
Pass	$—	$—	$14,896	$734	$955	$1,010	$693	$—	$18,288
Substandard	—	—	70	—	—	—	—	—	70
Subtotal	—	—	14,966	734	955	1,010	693	—	18,358
1-4 family - closed-end
Pass	107,680	238,813	7,813	2,058	10,174	47,600	—	50	414,188
Special mention	—	—	—	—	89	1,584	—	—	1,673
Substandard	—	—	—	—	31	1,201	—	—	1,232
Subtotal	107,680	238,813	7,813	2,058	10,294	50,385	—	50	417,093
Equity lines
Pass	64	231	1	8	549	1,682	15,970	1,775	20,280
Special mention	—	—	—	—	—	—	36	970	1,006
Substandard	—	—	—	—	—	—	—	352	352
Subtotal	64	231	1	8	549	1,682	16,006	3,097	21,638
Multi-family residential
Pass	47,100	3,916	9,375	660	12,084	11,528	1,271	—	85,934
Special mention	—	—	2,217	—	—	3,334	—	—	5,551
Substandard	—	—	—	—	—	—	—		—
Subtotal	47,100	3,916	11,592	660	12,084	14,862	1,271	—	91,485
Commercial real estate - OO
Pass	57,877	29,865	80,173	31,438	26,798	85,091	6,292	—	317,534
Special mention	296	—	—	350	—	2,497	—	—	3,143
Substandard	—	—	—	—	78	3,140	—	—	3,218
Subtotal	58,173	29,865	80,173	31,788	26,876	90,728	6,292	—	323,895
Commercial real estate - NOO
Pass	169,998	28,983	384,946	24,321	43,713	124,828	14,595	—	791,384
Special mention	—	—	70,785	2,718	—	1,468	—	—	74,971
Substandard	—	—	14,733	—	7,066	3,041	—	—	24,840
Subtotal	169,998	28,983	470,464	27,039	50,779	129,337	14,595	—	891,195
Farmland
Pass	30,346	12,941	4,504	1,819	9,418	24,175	3,976	420	87,599
Special mention	—	—	—	—	7,045	3,042	—	—	10,087
Substandard	—	—	—	—	3,417	12,491	—	—	15,908
Subtotal	30,346	12,941	4,504	1,819	19,880	39,708	3,976	420	113,594
Agricultural
Pass	1,899	748	452	22	1,027	3,949	16,797	—	24,894
Special mention	—	—	—	—	—	—	1	445	446
Substandard	—	2,798	28	—	28	—	—	—	2,854
Subtotal	1,899	3,546	480	22	1,055	3,949	16,798	445	28,194
Commercial and industrial
Pass	7,332	5,602	7,461	6,006	4,151	6,630	31,201	167	68,550
Special mention	—	129	3,067	44	—	1,616	3,772	215	8,843
Substandard	1	—	—	—	—	133	—	167	301
Subtotal	7,333	5,731	10,528	6,050	4,151	8,379	34,973	549	77,694
Mortgage warehouse lines
Pass	—	—	—	—	—	—	65,439	—	65,439
Subtotal	—	—	—	—	—	—	65,439	—	65,439
Consumer loans
Pass	1,162	203	138	127	4	375	2,148	—	4,157
Special mention	5	—	35	16	—	—	11	—	67
Substandard	8	—	—	—	—	—	—	—	8
Subtotal	1,175	203	173	143	4	375	2,159	—	4,232
Total	$423,768	$324,229	$600,694	$70,321	$126,627	$340,415	$162,202	$4,561	$2,052,817

CECL replaces the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans as of December 31, 2021 management elected not to transition these loans into the PCD designation. As of June 30, 2023 the Company had no loans categorized as PCD.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates.  The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code regression models utilized upon implementation of CECL on January 1, 2022, and as of June 30, 2023, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Management selected the National Unemployment Rate as the driver of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices
●	Changes in international, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, as reflected in forecasts of the Housing Price Index, Real GDP and the National Unemployment Rate (Farmland & Agricultural Production and Consumer segments only)
●	Changes in the nature and volume of the loan portfolio
●	Changes in the experience, ability, and depth of lending management and other relevant staff
●	Changes in the volume and severity of past due, nonaccruals loans, and adversely classified loans, as reflected in changes of the relative level of loans classified as substandard and special mention
●	Changes in the quality of the Bank’s loan review processes
●	Changes in the value of underlying collateral for loans not identified as collateral dependent
●	Changes in loan categorization concentrations
●	Other external factors, which include, the influence of peer data on estimated quantitative reserves, residual COVID-19 related risk, expected impact of current and expected inflationary environment, reliance on the National Unemployment rate as opposed to the California unemployment rate in the calculation of quantitative reserves, the expected impact of current and expected geo-political conditions

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

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of June 30, 2023, the only loans that Management considered to have different risk characteristics from other loans sharing the same Federal Call Report code were loans designated nonaccrual.

The following tables present the activity in the allowance for credit losses by portfolio segment for the quarters ended June 30, 2023 and 2022:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, March 31, 2023	$3,243	$17,799	$501	$1,206	$82	$259	$23,090
Charge-offs	—	—	—	(52)	—	(472)	(524)
Recoveries	—	17	34	46	—	270	367
Provision for credit losses	(206)	(443)	(38)	476	62	226	77
Ending allowance balance:	$3,037	$17,373	$497	$1,676	$144	$283	$23,010

	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, March 31, 2022	$3,329	$17,043	$606	$1,231	$51	$270	$22,530
Charge-offs	—	(1,911)	(213)	(86)	—	(313)	(2,523)
Recoveries	12	—	—	62	—	173	247
Provision for credit losses	252	2,187	(17)	(74)	(10)	210	2,548
Ending allowance balance:	$3,593	$17,319	$376	$1,133	$41	$340	$22,802

There were no significant changes in the Company’s loan portfolio ACL in the second quarter of 2023.

The following tables present the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2023 and 2022:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2022	$3,251	$17,732	$458	$1,233	$72	$314	$23,060
Charge-offs	—	—	(1,277)	(360)	—	(867)	(2,504)
Recoveries	205	17	1,316	69	—	520	2,127
Provision for credit losses	(419)	(376)	—	734	72	316	327
Ending allowance balance:	$3,037	$17,373	$497	$1,676	$144	$283	$23,010

	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2021	$1,909	$9,052	$1,202	$1,060	$512	$521	$14,256
Impact of adopting ASC 326	611	9,628	(480)	358	(421)	(242)	9,454
Charge-offs	—	(1,911)	(2,171)	(160)	—	(612)	(4,854)
Recoveries	99	260	—	82	—	357	798
Provision for credit losses	974	290	1,825	(207)	(50)	316	3,148
Ending allowance balance:	$3,593	$17,319	$376	$1,133	$41	$340	$22,802

There were no significant changes in the Company’s loan portfolio ACL in the first half of 2023.

Note 11 – Goodwill

The following table discloses changes in the carrying value of goodwill for the six months ended June 30, 2023 and 2022 (dollars in thousands, unaudited):

	Six months ended June 30,
	2023	2022
Net carrying value at beginning of period	$27,357	$27,357

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bank of the Sierra (the “Bank”) is the only subsidiary of the Company that meets the materiality criteria necessary to be deemed an operating segment, and because the Company exists primarily for the purpose of holding the stock of the Bank we have determined that only one unified operating segment or reporting unit (the consolidated Company) exists. The fair value of the consolidated Company is its market capitalization, as determined by quoted prices in active markets, plus a sales control premium, as determined by analyzing recent mergers and acquisitions. If the Company’s market capitalization plus a control premium exceeds recorded shareholders’ equity (the book value), it can be reasonably presumed that no impairment exists. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment at June 30, 2023.

Note 12 – Borrowings and Other Arrangements

The following table summarizes the Company’s other borrowings as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Fed funds purchased (1)	$165,000	5.02%	$125,000	4.08%
Short-term FHLB advance (2)	80,200	5.13%	94,000	3.44%
Long-term FHLB advance (2)	80,000	3.90%	—	—
Total other borrowings	$325,200	4.89%	$219,000	3.67%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased (1) – The Company had unsecured available lines of credit with correspondent banks and the Federal Home Loan Bank for short-term borrowings totaling $339.8 million at June 30, 2023 and $237.0 million at December 31, 2022. In general, interest rates on these lines approximate the federal funds target rate. At June 30, 2023, $90.0 million of the federal funds purchased were from the Federal Home Loan Bank.

Secured Federal Home Loan Bank Borrowings (2) – At June 30, 2023 and December 31, 2022, the Company had secured available lines of credit with the FHLB totaling $656.3 million and $718.8 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Reserve Line of Credit – The Company has an available line of credit with the Federal Reserve Bank of San Francisco secured by certain loans and investments. At June 30, 2023 and December 31, 2022 the Company had borrowing capacity under this line totaling $256.8 million and $42.3 million, respectively. We had no outstanding borrowings on this line of credit as of June 30, 2023 and December 31, 2022. The increase in this line was due to the pledging of certain Collateralized Loan Obligations.

Repurchase Agreements – Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. Repurchase agreements totaled $73.7 million at June 30, 2023 relative to a balance of $109.2 million at December 31, 2022.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term SOFR until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, at June 30, 2023, was $49.3 million and December 31, 2022 was $49.2 million.

Subordinated Debentures - Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the Secured Overnight Financing Rate (SOFR), effective June 30, 2023. At June 30, 2023, and December 31, 2022 the Company’s trust preferred securities totaled $35.6 million and $35.5 million, respectively.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized when incurred as noninterest income and gains on the sale of OREO which is classified as noninterest expense. These gains were immaterial for each of the three and six months ended June 30, 2023 and 2022. The following table presents the Company’s sources of noninterest income for the three month periods ended June 30, 2023 and 2022. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended June 30,		Six months ended June 30,		For the year ended December 31,
	2023	2022	2023	2022	2022
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,296	$1,372	$2,553	$2,700	$5,227
Other service charges on deposits	3,748	2,375	5,842	4,539	9,340
Debit card interchange income	647	2,161	2,676	4,218	8,533
Gain (loss) on limited partnerships(1)	166	(113)	—	(225)	253
Dividends on equity investments(1)	220	183	496	429	843
Unrealized (losses) gains recognized on equity investments(1)	—	—	(291)	(332)	(332)
Net gains on sale of securities(1)	351	—	396	1,032	1,487
Other(1)	1,585	4,461	2,921	4,141	5,419
Total noninterest income	$8,013	$10,439	$14,593	$16,502	$30,770
Percentage of noninterest income not within scope of ASC 606.	28.98%	43.40%	24.13%	30.57%	24.93%

(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	risks associated with fluctuations in interest rates, including the impact on other comprehensive income (loss), the ability for customers to repay on floating or adjustable rates loans, and the impact on costs of deposits and funding, the impact on interest income on earning assets, and the impact on fair value of longer-term assets;
●	risks associated with inflation (including efforts by the Federal Open Market Committee of the Federal Reserve Bank to control the same);
●	the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions;
●	liquidity risks, including the ability to effectively manage the potential loss of deposits, the ability to maintain funding lines of credit; and the loss of value of unencumbered investment securities;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	reductions in the market value of available-for-sale securities that could result if interest rates increase, or an issuer has real or perceived financial difficulties;
●	the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks;
●	operational risks including the ability to detect and prevent errors and fraud;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;

●	the Company’s ability to successfully deploy new technology and manage cyber security risks;
●	the Company’s ability to maintain a satisfactory rating under the Community Reinvestment Act;

●	the risk to the Company’s operations and ability to serve customers due to the inability of a vendor to meet its service level agreements;

●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the effects of severe weather events, pandemics, other public health crises, acts of war or terrorism, and other external events;
●	the success of acquisitions or branch expansions, closures or consolidations; and
●	risks associated with the multitude of or changes to current and prospective laws and regulations, and related interpretations, to which the Company is and will be subject.

Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2022, and in Item 1A, herein. We do not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments which have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas:

●	the establishment of the allowance for credit losses, as explained in detail in Note 10 to the consolidated financial statements and in the “Provision for Credit Losses” and “Allowance for Credit Losses” sections of this discussion and analysis;
●	the valuation of individually evaluated loans and foreclosed assets, as discussed in Notes 8 and 10 to the consolidated financial statements;
●	income taxes and related deferred tax assets and liabilities, regarding the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and
●	goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this discussion and analysis.

Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations regarding those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2023 compared to Second Quarter 2022

Second quarter 2023 net income was $9.9 million, or $0.67 per diluted share, an increase of $0.7 million, or 7.6%, as compared to $9.2 million, or $0.61 per diluted share in the second quarter of 2022. The Company’s annualized return on average equity was 13.06% and annualized return on average assets was 1.07% for the quarter ended June 30, 2023, compared to 11.68% and 1.07%, respectively, for the same quarter in 2022. The primary drivers behind the variance in first quarter net income are as follows:

●	Net interest income increased $1.7 million or 7%. This was due to a $12.7 million increase in interest income partially offset by a $10.9 million increase in interest expense. There was an increase in investment securities which contributed $10.0 million to the favorable interest income variance. This increase in investments primarily consisted of floating rate collateralized loan obligations (CLOs), which contributed to $7.3 million or 57.5% of the interest income favorable variance, partially offset by an unfavorable increase in interest expense due to a shift of deposit balances into higher cost time certificates and an increase in borrowed funds.
●	Noninterest income decreased $2.4 million primarily from nonrecurring gains on the sale of other assets in the second quarter of 2022.There was a benefit for credit losses of $0.1 million as compared to a $2.4 million provision for credit losses for the same period in 2022. The benefit for the 2nd quarter of 2023 was comprised of a $.15 million benefit for credit losses on unfunded commitments and HTM securities offset by a $.1 million provision for credit losses on loans and leases. The positive variance for the 2nd quarter of 2023 as compared to the same period in 2022 was primarily a result of lower net loan charge-offs recognized in the second quarter of 2023.
●	Total noninterest expense increased $0.9 million, or 4%, in the second quarter of 2023 as compared to the second quarter of 2022. Salaries and Benefits were $0.4 million, or 3%, higher in the second quarter of 2023 as compared to the second quarter of 2022 as we added new lending teams and certain management staff, and other noninterest expense increased $0.4 million due a $0.9 million increase in deferred compensation expense for directors, which is linked to $1.2 million in favorable changes in BOLI income. There were also non-recurring increases in debit card processing and ATM network cost for the second quarter due to a branding change from Mastercard to Visa and the subsequent conversion costs related to that change. Additionally, we incurred a $0.3 million loss from a 2017 event that is reflected in noninterest expense. The unfavorable variances were partially offset by decreases in recruitment costs associated with new hires in 2022, decreased postage costs and other costs declined due to restitution payments made to customers in 2022 due to updated guidance from the Federal Deposit Insurance Corporation related to customers charged nonsufficient fund fees on represented items.

First Half 2023 compared to First Half 2022

Net income for the first half of 2023 was $18.7 million, or $1.26 per diluted share, compared to $16.6 million, or $1.10 per diluted share for the same period in 2022. The Company’s annualized return on average equity was 12.30% and annualized return on average assets was 1.02% for the six months ended June 30, 2023, compared to a return on equity of 10.10% and return on assets of 0.98% for the six months ended June 30, 2022. The primary drivers behind the variance in year-to-date net income are as follows:

●	The provision for credit losses on loans and leases declined by $2.7 million to $0.2 million due to lower net charge-offs.
●	Net interest income increased by $5.1 million, or 10%, due mostly to higher interest income on floating rate investments as well as both the average loan and investment balances increasing. Partially offsetting the benefit from increased net interest income, the cost of interest-bearing liabilities increased due to time deposit balances and rates increasing, as well as higher balances of borrowed funds at increased borrowing rates.

●	Noninterest income decreased $1.9 million, or 12%, for the same reasons as noted above in the quarterly comparison, combined with a $1.0 million gain on the sale of investment securities in 2022, partially offset by a $2.0 million positive variance in BOLI income tied to our nonqualified deferred compensation plan.
●	Noninterest expense increased $3.7 million, or 9% for the same reasons as outlined in the quarterly comparison above; however, there were also elevated foreclosed assets costs for the first half of 2023 of $0.7 million as compared to the same period in 2022, due to the foreclosure and then subsequent sale of one large credit in the first quarter of 2023.

FINANCIAL CONDITION SUMMARY

June 30, 2023 relative to December 31, 2022

The Company’s assets totaled $3.8 billion at June 30, 2023, an increase of $153.9 million, or 4.3% from December 31, 2022. The following provides a summary of key balance sheet changes during the first six months of 2023:

●	Investment securities increased $84.2 million, or 7%, which consisted mostly of variable rate collateralized loan obligations.
●	Gross loans increased $41.5 million, or 2% due mostly to a $45.2 million increase in mortgage warehouse utilization and an $18.6 million increase in commercial and industrial loans. These increases were offset by a $25.4 million decrease in real estate loans. Organic loan production for the first half of 2023 was $89.6 million, a 37% decrease, as compared to $142.1 million for the comparative period in 2022, as the current interest rate environment is slowing loan demand and creating competitive pressures on new credits. This lower production was offset by a decrease in prepayments and curtailments of loans of $127.6 million compared to 2022.
●	Deposits increased by $72.6 million, or 3%. The growth in deposits came primarily from higher-cost time deposits and brokered deposits. Noninterest bearing or low-cost transaction and savings accounts decreased $135.2 million.
●	Other short-term borrowings declined $9.2 million to $318.9 million at June 30, 2023 from $328.2 million at December 31, 2022 while long-term borrowings in the form of long-term FHLB advances increased $80.0 million for the first half of 2023, taken out as a partial on-balance sheet match against longer term production loans.

●	Total capital of $309.6 million at June 30, 2023 reflects an increase of $6.0 million, or 2%, relative to year-end 2022. The Company’s leverage ratio was 10.03% at June 30, 2023 as compared to 10.30% at December 31, 2022. The increase in equity during the first half of 2023 was due to the addition of $18.7 million in net income, a $0.07 million favorable swing in accumulated other comprehensive income/loss due principally to changes in investment securities’ fair value, $3.8 million in share repurchases and net of $7.0 million in dividends paid. The remaining difference is related to stock options exercised and restricted stock granted during the first three months of 2023.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $28.3 million, for the second quarter of 2023, a $1.7 million increase, or 7% over the second quarter of 2022, and increased $5.1 million, or 10%, to $56.4 million for the first six months of 2023 relative to the same period in 2022.

Net interest income for the comparative year-to-date periods increased $5.1 million due to the change in mix on interest earning assets, moderated by an increase in interest rates paid on interest-bearing liabilities. There was a $62.4 million, or 3% increase in average loan and lease balances yielding 31 basis points higher for the same period, while average investment balances increased $153.1 million yielding 273 basis points higher for the same period as many investments are floating rate. Average interest-bearing liabilities increased $332.2 million, of which $68.3 million is an increase in deposit balances, $174.6 million is overnight or short-term borrowings, while $36.5 million is longer term FHLB borrowings. The cost of interest bearing liabilities was 164 bps higher for the comparative periods. The net impact of the mix and rate change was a 12 basis point increase in our net interest margin for the six-months ending June 30, 2023 as compared to the same period in 2022.

Interest expense was $12.6 million for the second quarter of 2023, an increase of $10.9 million, relative to the second quarter of 2022. For the first six months of 2023, compared to the first six months of 2022, interest expense increased $18.9 million, to $21.8 million. The increase in interest expense is primarily attributable to an increase in interest rates paid on certain time deposits and higher cost overnight borrowed funds. There was an unfavorable shift in the deposit mix in the second quarter of 2023 as compared to the same period in 2022 that amplified the increase in interest expense. Higher cost customer time deposits increased by $244.7 million, wholesale brokered deposits increased by $118.7 million and other borrowed funds increased $167.3 million, while lower cost and noninterest bearing deposits decreased by $332.1 million. For the first half of 2023 as compared to the same period in 2022, customer time deposits increased $206.3 million, wholesale brokered deposits increased $110.7 million and borrowed funds increased $211.3 million, while lower cost or no cost deposits decreased $248.7 million.

The Company had $1.3 billion in adjustable and variable rate loans and $563.0 million in floating rate collateralized loan obligations, as compared to $430.8 million in floating rate CDs and $35.6 million in floating rate trust preferred securities at June 30, 2023. $245.1 million of the Company’s adjustable and variable rate loans have the ability to reprice in the next twelve months.

The Company continues to offer floating rate CDs which are indexed to prime. These floating rate CDs increased $100.8 million or 31%, to $430.8 million at June 30, 2023, as compared to $329.3 million at December 31, 2022. Due to the increases in the prime rate during 2022 and 2023, interest expense on floating rate CDs has increased $4.6 million for the first half of 2023 over the first half of 2022. These CD’s require a minimum balance and pay a rate that is 325 – 400 basis points below the Wall Street Journal Prime rate, with a 20 basis point minimum rate.

Our net interest margin was 3.39% for the second quarter of 2023, as compared to 3.47% for the linked quarter and 3.40% for the second quarter of 2022. While the yield of interest-earning assets increased 26 basis points for the second quarter of 2023 as compared to the linked quarter, the cost of interest-bearing liabilities increased 48 basis points for the same period of comparison. The average balance of interest-earning assets increased $66.4 million for the linked quarter while the increase in interest-bearing liabilities was $98.3 million for the same period. The increase in interest rates on a larger volume of interest-bearing liabilities over interest-earning assets, combined with a shift in deposit balances from lower cost transaction accounts to higher cost time certificates exacerbates the margin compression in the linked quarter.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	June 30, 2023			June 30, 2022
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$35,236	$376	4.28%	$146,287	$270	0.74%
Taxable	996,117	13,488	5.43%	752,693	4,477	2.39%
Non-taxable	352,718	2,741	3.95%	284,198	1,854	3.31%
Total investments	1,384,071	16,605	5.02%	1,183,178	6,601	2.40%

Loans:(3)
Real estate	1,858,512	20,827	4.49%	1,844,367	19,659	4.28%
Agricultural	28,472	496	6.99%	30,466	232	3.05%
Commercial	82,743	1,179	5.72%	80,533	980	4.88%
Consumer	4,339	88	8.13%	4,264	207	19.47%
Mortgage warehouse lines	78,187	1,658	8.51%	49,884	493	3.96%
Other	2,483	22	3.55%	2,354	34	5.79%
Total loans	2,054,736	24,270	4.74%	2,011,868	21,605	4.31%
Total interest earning assets (4)	3,438,807	40,875	4.85%	3,195,046	28,206	3.60%
Other earning assets	16,952			15,628
Non-earning assets	267,433			239,803
Total assets	$3,723,192			$3,450,477

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$144,156	$190	0.53%	$221,322	$120	0.22%
NOW	454,395	76	0.07%	542,915	82	0.06%
Savings accounts	428,222	62	0.06%	480,654	70	0.06%
Money market	123,571	72	0.23%	155,574	23	0.06%
Time deposits	540,540	6,022	4.47%	295,850	441	0.60%
Brokered deposits	178,728	1,521	3.41%	60,000	48	0.32%
Total interest bearing deposits	1,869,612	7,943	1.70%	1,756,315	784	0.18%
Borrowed funds:
Repurchase agreements	79,694	65	0.33%	112,417	77	0.27%
Other borrowings	279,633	3,430	4.92%	169	—	—
Long-term debt	49,247	429	3.49%	49,160	430	3.51%
Subordinated debentures	35,547	691	7.80%	35,365	330	3.74%
Total borrowed funds	444,121	4,615	4.17%	197,111	837	1.70%
Total interest bearing liabilities	2,313,733	12,558	2.18%	1,953,426	1,621	0.33%
Demand deposits - noninterest bearing	1,050,668			1,132,601
Other liabilities	54,139			48,458
Shareholders' equity	304,652			315,992
Total liabilities and shareholders' equity	$3,723,192			$3,450,477
Interest income/interest earning assets			4.85%			3.60%
Interest expense/interest earning assets			1.46%			0.20%
Net interest income and margin(5)		$28,317	3.39%		$26,585	3.40%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan (costs) fees and loan acquisition FMV amortization were $(0.3) million and $0.4 million for the quarters ended June 30, 2023 and 2022, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the six months ended			For the six months ended
	June 30, 2023			June 30, 2022
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$20,357	$446	4.42%	$170,432	$363	0.43%
Taxable	984,150	25,472	5.22%	756,061	7,966	2.12%
Non-taxable	356,999	5,555	3.97%	281,882	3,581	3.24%
Total investments	1,361,506	31,473	4.88%	1,208,375	11,910	2.15%

Loans:(3)
Real estate	1,863,783	40,726	4.41%	1,799,132	37,984	4.26%
Agricultural	28,251	929	6.63%	32,216	534	3.34%
Commercial	76,848	2,172	5.70%	88,784	2,378	5.40%
Consumer	4,239	176	8.37%	4,355	413	19.12%
Mortgage warehouse lines	68,707	2,776	8.15%	55,538	1,003	3.64%
Other	2,474	42	3.42%	1,922	65	6.82%
Total Loans	2,044,302	46,821	4.62%	1,981,947	42,377	4.31%
Total interest earning assets (4)	3,405,808	78,294	4.72%	3,190,322	54,287	3.49%
Other earning assets	16,336			15,654
Non-earning assets	269,950			225,345
Total assets	$3,692,094			$3,431,321
Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$147,131	$319	0.44%	$212,193	$226	0.21%
NOW	468,939	147	0.06%	544,589	164	0.06%
Savings accounts	442,826	127	0.06%	474,213	137	0.06%
Money market	129,470	96	0.15%	153,469	46	0.06%
Time Deposits	501,096	10,528	4.24%	294,773	675	0.46%
Brokered deposits	170,688	2,726	3.22%	60,000	96	0.32%
Total interest bearing deposits	1,860,150	13,943	1.51%	1,739,237	1,344	0.16%
Borrowed funds:
Repurchase agreements	91,495	146	0.32%	108,762	158	0.29%
Other borrowings	228,463	5,541	4.89%	170	1	1.19%
Long-term debt	49,235	857	3.51%	49,152	857	3.52%
Subordinated debentures	35,523	1,358	7.71%	35,342	585	3.34%
Total borrowed funds	404,716	7,902	3.94%	193,426	1,601	1.67%
Total interest bearing liabilities	2,264,866	21,845	1.95%	1,932,663	2,945	0.31%
Demand deposits - noninterest bearing	1,060,666			1,113,262
Other liabilities	60,351			53,712
Shareholders' equity	306,211			331,684
Total liabilities and shareholders' equity	$3,692,094			$3,431,321
Interest income/interest earning assets			4.72%			3.49%
Interest expense/interest earning assets			1.29%			0.19%
Net interest income and margin(5)		$56,449	3.43%		$51,342	3.31%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $(0.4) million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended June 30,				Six months ended June 30,
	2023 over 2022				2023 over 2022
	Increase (decrease) due to				Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(205)	$1,291	$(980)	$106	$(320)	$3,371	$(2,968)	$83
Taxable	1,448	5,715	1,848	9,011	2,403	11,603	3,500	17,506
Non-taxable	111	355	421	887	1,208	805	(39)	1,974
Total investments (1)	1,354	7,361	1,289	10,004	3,291	15,779	493	19,563
Loans:
Real estate	151	1,009	8	1,168	1,365	1,329	48	2,742
Agricultural	(15)	299	(20)	264	(66)	526	(65)	395
Commercial	27	167	5	199	(319)	131	(18)	(206)
Consumer	4	(121)	(2)	(119)	(11)	(232)	6	(237)
Mortgage warehouse	280	565	320	1,165	238	1,241	294	1,773
Other	2	(13)	(1)	(12)	19	(33)	(9)	(23)
Total loans (1)	449	1,906	310	2,665	1,226	2,962	256	4,444
Total interest earning assets (1)	$1,803	$9,267	$1,599	$12,669	$4,517	$18,741	$749	$24,007
Liabilities
Interest bearing deposits:
Demand deposits	$(42)	172	(60)	$70	$(69)	$234	(72)	$93
NOW	(14)	9	(1)	(6)	(23)	7	(1)	(17)
Savings accounts	(8)	—	—	(8)	(9)	(1)	—	(10)
Money market	(5)	68	(14)	49	(7)	68	(11)	50
Time deposits	365	2,855	2,361	5,581	472	5,519	3,862	9,853
Brokered deposits	95	463	915	1,473	177	862	1,591	2,630
Total interest bearing deposits (1)	391	3,567	3,201	7,159	541	6,689	5,369	12,599
Borrowed funds:
Repurchase agreements	(23)	15	(4)	(12)	(25)	15	(2)	(12)
Other Borrowings	—	2	3,428	3,430	1,343	3	4,194	5,540
Long-term debt	1	(2)	—	(1)	—	—	—	—
Subordinated debt	2	357	2	361	3	766	4	773
Total borrowed funds (1)	(20)	372	3,426	3,778	1,321	784	4,196	6,301
Total interest bearing liabilities (1)	371	3,939	6,627	10,937	1,862	7,473	9,565	18,900
Net interest income (1)	$1,432	$5,328	$(5,028)	$1,732	$2,655	$11,268	$(8,816)	$5,107
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the second quarter of 2023 relative to the second quarter of 2022 was a favorable $1.4 million; this is primarily from a favorable volume variance of $1.8 million in interest earning assets, as the average balance of interest earning assets increased $243.8 million from the comparative quarter. There was a favorable rate variance of $5.3 million from the comparative quarter since the weighted average yield on interest earning assets more than offset the increase in the average yield unfavorable variance on interest bearing liabilities. There was an unfavorable mix variance of $5.0 million primarily from the shift in customer deposit transaction accounts into higher cost variable rate time certificates combined with a higher level of borrowed funds. The Company’s net interest margin for the second quarter of 2023 was 3.39%, as compared to 3.40% for the second quarter of 2022.

The volume variance calculated for the first six months of 2023 relative to the first six months of 2022 reflects a favorable variance of $2.7 million, a favorable rate variance of $11.3 million, and an unfavorable mix variance of $8.8 million. There were increases in loan and investment security balances for a favorable volume variance of $4.5 million which was partially offset by a $1.9 million increase in interest bearing liabilities. There was a positive rate variance on interest earning assets of $18.7 million for the first six months of 2023 partially offset by a $7.5 million rate increase in interest earning liabilities. The Company’s net interest margin for the first half of 2023 was 3.43%, as compared to 3.31% in the first half of 2022.

At June 30, 2023, approximately 5% of our total portfolio, or $95.5 million, consists of variable rate loans. At June 30, 2023, our outstanding fixed rate loans represented 37% of our loan portfolio. The remaining 58% of our loan portfolio at June 30, 2023 consists of adjustable-rate loans; 69% of these loans (approximately $836.3 million) will not have the ability to reprice for at least another 3 years. These loans are typically adjustable every five years after the initial adjustment. Approximately $92.2 million of these adjustable-rate loans have the ability to reprice in the third quarter of 2023, which will have a positive impact on earnings.

Cash balances for the quarter and year-to-date comparisons have decreased and have a positive impact on our net interest margin since cash balances earn considerably lower yields than other earning assets. Average cash and due from banks was $115.0 million, a decrease of $112.6 million for the second quarter of 2023 as compared to the same period last year, and was $150.3 million lower for the first half of 2023 as compared to the same period in 2022.

Overall average investment securities increased by $200.9 million for the second quarter of June 30, 2023, as compared to June 30, 2022, and increased by $153.1 million for the first half of 2023 as compared to the same period in 2022. For the quarter ending June 30, 2023, over the same period for 2022, average non-taxable securities increased $68.5 million and taxable securities increased $243.4 million. For the first half of 2032 over the same period in 2022, average non-taxable securities increased $75.1 million and taxable securities increased $228.1million. The overall investment portfolio had a tax-equivalent yield of 4.86% at June 30, 2023, with an average life of 6.70 years and average effective duration of 1.6 years for available for available-for-sale securities. Approximately $563.0 million of the investment securities reprice every 90 days and $52.3 million are subordinated debt with an initial fixed rate period of 5 years and floating thereafter.

Interest expense was $12.6 million in the second quarter of 2023, an increase of $10.9 million compared to the second quarter of 2022, and increased $18.9 million for the first six-months of 2023 as compared to the same period in 2022. The increase is attributable to an increase in borrowed fund balances and rates, as well as a 275 basis point increase to the rate on the Prime Index Certificate of Deposit accounts offered by the bank. The rate on the Prime Index account is tied to a spread to the Wall Street Journal Prime Rate and varies from Prime minus 400 basis points to Prime minus 325 basis points. The average cost of interest-bearing deposits increased by 153 basis points to 170 basis points for the second quarter of 2023 compared to the second quarter of 2022, and by 136 basis points for the first half of 2023 as compared to the same period in 2022. This increase is almost entirely due to the prime-based certificate of deposit account that adjusts with each change in the Wall Street Journal Prime rate. As described above, this certificate of deposit product pays between 325 and 400 basis points below the Wall Street Journal Prime rate. The Wall Street Journal Prime rate has increased by 275 basis points for the twelve month period between June 30, 2023 and June 30, 2022. The average cost of borrowed funds increased 246 basis points for the second quarter of 2023 as compared to the same period in 2022 and increased 342 basis points for the first half of 2023 as compared to the same period in 2022. Average noninterest-bearing demand deposits decreased $81.9 million or 7% for the second quarter of 2023 as compared to the second quarter of 2022, and decreased $52.6 million or 5% for the first half of 2023 as compared to the first half of 2022.

PROVISION FOR CREDIT LOSSES ON LOANS

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans. The Company recorded an expense related to a credit loss provision for loans of $0.1 million in the second quarter of 2023 relative to a provision for credit losses on loans of $2.5 million in the second quarter of 2022 and a $0.3 million provision for credit losses on loans in the first half of 2023 as compared to $3.1 million in the same period in 2022. The Company's $2.5 million decrease in the provision for credit losses on loans in the second quarter of 2023 as compared to the second quarter of 2022, and the $2.8 million decrease for the first six months of 2023 as compared to the same period in 2022 was favorably impacted by an improvement in the qualitative reserve rate component on the allowance for credit losses calculation as well as continued lower charge-offs of loans.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded net loan charge-offs of $0.2 million in the second quarter of 2023 as compared to $2.3 million for the second quarter of 2022 and $.04 million in the first half of 2023 as compared to $4.1 million for the comparative period in 2022.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three and six-month periods ended June 30, 2023, and 2022:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Noninterest income:	2023	2022	2023	2022
Service charges and fees on deposit accounts	$5,691	$5,908	$11,071	$11,457
Net gains on sale of securities available-for-sale	351	—	396	1,032
Bank-owned life insurance	658	(582)	830	(1,128)
Other	1,313	5,113	2,296	5,141
Total noninterest income	$8,013	$10,439	$14,593	$16,502
As a % of average interest earning assets (1)	0.93%	1.31%	0.86%	1.04%

Noninterest expense:
Salaries and employee benefits	$12,129	$11,745	$24,944	$23,550
Occupancy and equipment costs	2,438	2,406	4,769	4,699
Advertising and marketing costs	410	449	923	855
Data processing costs	1,536	1,525	3,064	3,010
Deposit services costs	2,532	2,417	4,555	4,662
Loan services costs
Loan processing	151	186	279	297
Foreclosed assets	(33)	92	725	87
Other operating costs	1,490	2,047	2,479	2,968
Professional services costs
Legal & accounting services	483	673	1,129	1,219
Director's costs	725	—	308	—
Other professional service	832	259	2,039	402
Stationery & supply costs	125	116	265	201
Sundry & tellers	150	198	481	336
Total noninterest expense	$22,968	$22,113	$45,960	$42,286
As a % of average interest earning assets (1)	2.68%	2.78%	2.72%	2.67%
(1)	Annualized

Noninterest Income:

Total noninterest income decreased by $2.4 million, or 23%, for the quarter ended June 30, 2023 as compared to the same quarter in 2022 and decreased $1.9 million, or 12% for the comparable year-to-date periods. These declines were due mostly to a decline in gains and recoveries recognized in 2022 as compared to 2023.

Other service charges and fees on deposit accounts decreased by $0.2 million, or 4%, to $5.7 million in the second quarter of 2023 as compared to the second quarter of 2022. This service charge income was $0.4 million lower, or 13% in the first six months of 2023, as compared to the same period in 2022. These decreases in the quarterly and year-to-date comparisons are primarily a result of decreased overdraft income and lower interchange fees.

 BOLI income increased by $1.2 million for the second quarter of 2023 as compared to the second quarter of 2022, and $2.0 million for the first half of 2023 as compared to the same period in 2022. The variance is due mostly to fluctuations in underlying values of assets in the separate account BOLI policies that are designed to have similar assets to those in the deferred compensation plans. Thus, the higher values in BOLI policies are offset by higher deferred compensation expense reflected primarily in director fees expense. At June 30, 2023, there was $43.3 million in traditional BOLI policies and $9.4 million in separate account BOLI policies associated with the deferred compensation plans.

In the “other” category of noninterest income there was a $3.8 million decrease in the second quarter of 2023 as compared to the second quarter of 2022, and a $2.8 million decrease in the first six months of 2023 as compared to the same period in 2022. The quarterly and year-to-date comparison includes $3.2 million in non-recurring gains in 2022 resulting from the sale of Visa B stock of $2.6 million and a small business investment company fund investment of $0.6 million, as well as $0.4 million in life insurance proceeds, a $1.0 million recovery of prior year legal expenses, and a $0.2 million gain from a recovery on an acquired loan. In 2023 for the quarterly and year-to-date period the Company did recognize non-recurring gains of $0.2 million and $.5 million respectively in life insurance proceeds and $0.4 million and $0.7 million respectively in variable rate SBA loan fund income.

Noninterest Expense:

Total noninterest expense increased by $0.9 million, or 4%, in the second quarter of 2023 relative to the second quarter of 2022, and by $3.7 million, or 9%, in the first six months of 2023 as compared to the first six months of 2022. The higher costs for the first six months of 2023 as compared to 2022 are primarily due to higher salary and benefit costs, an increase in deferred compensation (although this was mostly offset by a corresponding decrease in noninterest income), and higher foreclosure costs in 2023.

Salaries and Benefits were $0.4 million, or 3%, higher in the second quarter of 2023 as compared to the second quarter of 2022 and $1.4 million, or 6% higher for the first six months of 2023 compared to the same period in 2022. The reason for this increase is primarily due to increased salary expense and benefit costs associated with those salaries for new lending teams and certain management staff for both the quarterly and year-to-date comparisons. Furthermore, health insurance costs increased in 2023 for the Company and are trending 13% higher in the year-to-date comparisons. Overall full-time equivalent employees were 501 at June 30, 2023, as compared to 491 at December 31, 2022 and 504 at June 30, 2022.

Occupancy expenses were relatively unchanged for the second quarter and were up $0.1 million or 1% for the first half of 2023 as compared to the same periods in 2022.

Other noninterest expense increased $0.4 million, or 6% for the second quarter 2023 as compared to the second quarter in 2022, and increased $2.2 million, or 16% for the first half of 2023 as compared to the same period in 2022. FDIC assessment costs increased for the both the quarterly and year-to-date comparisons by $0.4 million; there were increases in deferred compensation expense for directors of $0.9 million for the quarterly comparison and $1.4 million for the year-to-date comparison, which is linked to the changes in life insurance income, increasing $1.2 million for the quarterly comparison and $2.0 million for the year-to-date comparison. There were also increases in debit card processing and ATM network costs for both the quarterly and year-to-date comparisons due to a branding change from Mastercard to Visa and the subsequent conversion costs related to that change. Those conversion charges are estimated to be $0.5 million for both the quarterly and year-to-date comparisons. Additionally, we incurred a $0.3 million loss from a 2017 event that is reflected in noninterest expense. These increases were partially offset in both the quarterly and year-to-date comparisons by decreases in recruitment costs associated with new hires in 2022, decreased postage costs, and costs associated with restitution payments made to customers in 2022 for customers charged nonsufficient fund fees on represented items due to a change in the rules related to such items by the Federal Deposit Insurance Corporation. . For the year-to-date comparison there was also elevated foreclosed assets costs for the first half of 2023 as compared to the same period in 2022, due to the foreclosure and then subsequent sale one large credit in the first quarter of 2023.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 26.2% of pre-tax income in the second quarter of 2023 relative to 26.3% in the second quarter of 2022, and 25.0% of pre-tax income for the first half of 2023 relative to 26.6% for the same period in 2022. The changes in effective tax rate for both the quarterly and year-to-date comparisons is due to the volatility in the Corporate Owned Life Insurance asset value associated with our non-qualified deferred compensation plans. In the second quarter and first half of 2023, the investments associated with the non-qualified deferred compensation plans increased in value, generating non-taxable income for the second quarter, and first half of 2023 while decreasing in value in the second quarter and first half of 2022 resulting in a non-deductible expense.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $1.4 billion, or 36% of total assets at June 30, 2023, and $1.3 billion, or 35% of total assets at December 31, 2022. The increase was primarily due to purchases of U.S. government agency securities and AAA and AA tranches of adjustable rate collateralized loan obligations.

The Company carries “available for sale” investments at their fair market values and “held to maturity” investments at amortized cost net of allowance for credit losses. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable. The expected effective duration was 1.6 years for available-for-sale investments and 6.3 years for held-to-maturity investments at June 30, 2023, as compared to 1.8 years for available-for-sale investments and 6.4 years for held-to-maturity investments at December 31, 2022.

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

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2023		December 31, 2022
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$107,559	7.93%	$50,599	3.98%
Mortgage-backed securities	111,757	8.24%	122,532	9.63%
State and political subdivisions	192,885	14.22%	205,980	16.20%
Corporate bonds	52,288	3.86%	57,435	4.52%
Collateralized loan obligations	563,049	41.53%	498,377	39.19%
Total available for sale	1,027,538	75.78%	934,923	73.51%
Held to maturity
U.S. government agencies	5,764	0.43%	6,047	0.48%
Mortgage-backed securities	149,495	11.02%	157,473	12.38%
State and political subdivisions	173,219	12.77%	173,361	13.63%
Total held to maturity	328,478	24.22%	336,881	26.49%
Total securities	$1,356,016	100.00%	$1,271,804	100.00%

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, customer repurchase agreements, and other purposes as required or permitted by law totaled $482.0 million at June 30, 2023 and $183.5 million at December 31, 2022, leaving $0.9 million in unpledged debt securities at June 30, 2023 and $1.1 billion at December 31, 2022. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $359.5 million at June 30, 2023 and $43.1 million at December 31, 2022.

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both June 30, 2023 and December 31, 2022 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of June 30, 2023 and December 31, 2022 was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	US Government Agencies are supported by the full faith and credit-worthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either June 30, 2023 or December 31, 2022.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either June 30, 2021 or December 31, 2022.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both June 30, 2023 and December 31, 2022 noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. On a quarterly basis management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both June 30, 2023 and December 31, 2022 management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly, these metrics include credit quality, reserve adequacy, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of June 30, 2023 and December 31, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both June 30, 2023 and December 31, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads due to changes in supply or demand, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

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

Loan Distribution

(dollars in thousands, unaudited)

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Real estate:
Other construction/land	15,960	0.77%	18,358	0.90%
1-4 family - closed-end	409,838	19.79%	417,093	20.55%
Equity lines	18,000	0.87%	21,638	1.07%
Multi-family residential	91,482	4.42%	91,485	4.51%
Commercial real estate - owner occupied	312,700	15.10%	323,895	15.96%
Commercial real estate - non-owner occupied	911,009	43.98%	891,195	43.91%
Farmland	92,966	4.49%	113,594	5.60%
Total real estate	1,851,955	89.42%	1,877,258	92.49%
Agricultural	31,365	1.51%	28,194	1.39%
Commercial and industrial	96,299	4.65%	77,694	3.83%
Mortgage warehouse lines	110,616	5.34%	65,439	3.22%
Consumer loans	4,229	0.20%	4,232	0.21%
Total loans	2,094,464	101.12%	2,052,817	101.14%
Allowance for credit losses on loans	(23,010)	(1.12)%	(23,060)	(1.14)%
Total loans, net	$2,071,454	100.00%	$2,029,757	100.00%

Net loans at $2.1 billion, increased $41.7 million during the first six months of 2023 with an overall 2% change year-to-date. The net change did have offsetting components with the larger fluctuations being a $45.2 million increase in mortgage warehouse line utilization, a $19.8 million increase in non-owner occupied commercial real estate and an $18.6 million increase in commercial and industrial loan. Unfavorable larger loan variances include a $20.7 million decrease in farmland, and an $11.2 million decrease in owner-occupied commercial real estate.

As indicated in the loan roll forward below, new credit extended for the second quarter of 2023 decreased $82.5 million and for the first half of 2023 decreased $52.5 million over the same periods in 2022. For the six months ended 2023, we had $74.2 million in loan paydowns and maturities, along with a $45.2 million increase in mortgage warehouse line utilization and a $19.2 million decrease in line of credit utilization.

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:			For the six months ended:
	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Gross loans beginning balance	$2,033,968	$2,052,940	$1,983,331	$2,052,940	$1,989,726
New credit extended	37,030	52,609	119,553	89,639	142,096
Loan purchases	—	—	46,364	—	173,082
Changes in line of credit utilization	6,622	(25,790)	(17,837)	(19,168)	(37,390)
Change in mortgage warehouse	42,145	3,033	956	45,178	(43,049)
Pay-downs, maturities, charge-offs and amortization (1)	(25,374)	(48,824)	(109,705)	(74,198)	(201,803)
Gross loans ending balance	2,094,391	2,033,968	2,022,662	2,094,391	2,022,662

Over the past two years, the Company has strategically focused on reducing concentrations in commercial real estate, especially amongst areas management deemed to be higher risk such as construction and, office real estate. At June 30, 2023 the total regulatory CRE ratio of total CRE over Tier 1 Capital plus allowance was 243%, compared to 249% for the linked quarter and 246% at December 31, 2022 which positions us well for growth. Further, the overall level of construction and land development lending had declined from 18% of regulatory capital plus allowance for credit losses at June 30, 2021, to 4% of regulatory capital plus allowance for credit losses at June 30, 2023. Overall committed non-owner occupied office real estate is 8.5% of total commitments at June 30, 2023. The office real estate loans are adjustable rates with most rate adjustments occurring beyond two years. During the next twenty four months, we have 43 office commercial real estate loans totaling $37.0 million that have scheduled interest rate resets. The Bank’s practice is to make commercial real estate loans with an “at origination” loan-to-value of 65% or lower using conservative underwriting standards. Over the past two years, noting the affect the pandemic had on the office building sector, new production of commercial real estate loans in this segment have been discouraged, resulting in reduced loan originations.

Regarding line utilization, unused commitments, excluding mortgage warehouse and overdraft lines, were $216.0 million at June 30, 2023, compared to $219.7 million at December 31, 2022. Total utilization excluding mortgage warehouse and overdraft lines was 59% at both June 30, 2023 and December 31, 2022. Mortgage warehouse utilization was 26% at June 30, 2023, compared to 10% at December 31, 2022.

It should be noted that the mortgage warehouse lines were moved to repurchase agreement lines that provide stronger credit protection to the Company, as well as more favorable regulatory capital treatment as these repurchase lines are not considered off-balance sheet commitments.

PPP loans continue to decline as borrowers receive forgiveness on these loans. There were ten loans for $0.5 million outstanding at June 30, 2023, compared to fourteen loans for $1.8 million at December 31, 2022.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, in addition to foreclosed assets which is primarily OREO, but can include other foreclosed assets.

Nonperforming assets

(dollars in thousands, unaudited)

	June 30, 2023	December 31, 2022	June 30, 2022
Nonperforming Loans:
Real estate:
1-4 family - closed-end	$372	$629	$745
Equity lines	98	59	62
Commercial real estate - owner occupied	125	—	379
Farmland	73	15,812	19,301
Total Real Estate nonperforming loans	668	16,500	20,487
Agriculture	66	2,855	8,444
Commercial and industrial	407	217	814
Consumer loans	—	7	—
Total Nonperforming Loans	1,141	19,579	29,745

Foreclosed assets	—	—	2
Total Nonperforming Assets	$1,141	$19,579	$29,747
Nonperforming loans as a % of total gross loans	0.05%	0.95%	1.47%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.05%	0.95%	1.47%

Total nonperforming assets, comprised of nonaccrual loans and foreclosed assets, decreased by $18.4 million to $1.1 million for the first half of 2023. The Company's ratio of nonperforming loans to gross loans decreased to 0.05% at June 30, 2023 from 0.95% at December 31, 2022. The significant decrease resulted from a decrease in nonaccrual loan balances, primarily as a result of the foreclosure and sale of one loan relationship in the dairy industry consisting of four separate loans in the first quarter of 2023. All the Company's nonperforming assets are individually evaluated for credit loss quarterly and management believes the established allowance for credit loss on such loans is appropriate.

There were no foreclosed assets at June 30, 2023 and December 31, 2022, however when the Company does own foreclosed assets, they are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value. In January 2023, the Company foreclosed on $18.1 million of loans and the properties were sold prior to March 31, 2023.

An action plan is in place for each of our non-accruing loans and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $1.9 million in loans past due 30-89 days at June 30, 2023. This is a decrease of $0.3 million over the balance at December 31, 2022. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

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

The Company's allowance for credit losses on loans was $23.0 million at June 30, 2023, and $23.1 million at December 31, 2022, and $22.8 million at June 30, 2022. The allowance was 1.10% of total loans at June 30, 2023, 1.12% of total loans at December 31, 2022, and 1.13% of total loans at June 30, 2022. Management's detailed analysis indicates that the Company's allowance for credit losses on loan should be sufficient to cover credit losses for the life of the loans outstanding as of June 30, 2023, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the credit loss allowance for loans. A separate allowance of $0.8 million for potential credit losses inherent in unused commitments is included in other liabilities at June 30, 2023, unchanged from December 31, 2022. As mentioned previously a $0.9 million one-time adjustment was recorded to the reserve for unfunded commitments on January 1, 2022 upon the implementation of CECL.

The following table summarizes activity in the credit allowance for losses on loans for the noted periods:

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the year ended
	June 30,	June 30,	June 30,	June 30,	December 31,
Balances:	2023	2022	2023	2022	2022
Average gross loans outstanding during period (1)	$2,054,736	$2,011,868	$2,044,302	$1,981,947	$2,006,283
Gross Loans outstanding at end of period	$2,094,391	$2,022,662	$2,094,391	$2,022,662	$2,052,940

Allowance for credit losses on loans:
Balance at beginning of period	$23,090	$22,530	$23,060	$14,256	$14,256
Adoption of ASC 326	—	—	—	9,454	9,454
Provision charged to expense	77	2,548	327	3,148	10,898
Charge-offs
Real estate
Commercial real estate- non-owner occupied	—	1,911	—	1,911	1,911
Farmland	—	—	1,248	1,958	4,418
Total real estate	—	1,911	1,248	3,869	6,329
Agricultural	—	212	29	212	4,787
Commercial and industrial	52	86	361	159	322
Consumer loans	472	314	866	612	1,396
Total	$524	$2,523	$2,504	$4,852	$12,834
Recoveries
Real estate
Other construction/land	—	—	—	259	260
1-4 family - closed-end	—	1	205	86	87
Equity lines	—	12	—	12	12
Commercial real estate- owner occupied	17	—	17	—	—
Farmland	—	—	257	—	—
Total real estate	17	13	479	357	359
Agricultural	34	—	1,059	—	—
Commercial and industrial	46	62	69	82	163
Consumer loans	270	172	520	357	764
Total	$367	$247	$2,127	$796	$1,286
Net loan charge offs (recoveries)	$157	$2,276	$377	$4,056	$11,548
Balance at end of period	$23,010	$22,802	$23,010	$22,802	$23,060

RATIOS
Net charge-offs (recoveries) to average Loans (annualized)	0.03%	0.45%	0.04%	0.41%	0.58%
Allowance for credit losses on Loans to gross Loans at end of period	1.10%	1.13%	1.10%	1.13%	1.12%
Net loan charge-offs (recoveries) to allowance for credit losses on Loans at end of period	0.68%	9.98%	1.64%	17.79%	50.08%
Net loan charge-offs (recoveries) to provision for credit losses on Loans	203.90%	89.32%	115.29%	128.84%	105.96%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s credit allowance for losses on loans at June 30, 2023 represents Management’s best estimate of expected losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $613.8 million at June 30, 2023 and $895.6 million at December 31, 2022, representing approximately 29% of gross loans outstanding at June 30, 2023 and 44% at December 31, 2022. Included in unused commitments are mortgage warehouse lines which are mostly in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $319.4 million at June 30, 2023 and $594.6 million at December 31, 2022. The decline in unused commitments during 2023 is primarily due to a decline in mortgage warehouse lines as the Company strategically reduced availability under the lines while increasing the number of lines outstanding. Unused commitments exclusive of mortgage warehouse lines and overdraft lines of credit, have decreased $3.7 million or 2% for the first six months of 2023 and are due to a decrease in new lines of credit. The Company also had undrawn letters of credit issued to customers totaling $6.0 million at both June 30, 2023 and December 31, 2022. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain local agency deposits which totaled $100.8 million at June 30, 2023. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into investments or loans, subject to the bank’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $100.4 million at June 30, 2023 relative to $72.8 million at December 31, 2022.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.4 million during the first half of 2023, to $22.1 million. This decline was primarily a result of normal depreciation, the disposal of obsolete equipment, net of new purchases.

Goodwill was $27.4 million at June 30, 2023, unchanged during the first half of 2023. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. A Goodwill impairment test was last performed during the fourth quarter 2022 and determined that no impairment existed. During the first half of 2023, overall bank stock prices declined significantly after the liquidity events that led to the voluntary liquidation of one California bank, the failure of a $200 billion California Bank (second largest bank failure in history) and the failure of a $100 billion bank in New York. Given those events management felt it prudent to perform a valuation in the first quarter of 2023 in light of the slide in the Company’s stock price relative to the entire banking sector. After performing such valuation, management concluded that no impairment of the Company existed at March 31, 2023. Management will continue to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test.

Bank-owned life insurance, with a balance of $52.7 million at June 30, 2023, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$1,066,498	36.54%	$1,088,199	38.23%
Interest bearing demand deposits	138,494	4.74%	150,875	5.30%
NOW	445,768	15.27%	490,707	17.24%
Savings	415,793	14.25%	456,980	16.06%
Money market	124,835	4.28%	139,795	4.91%
Time	552,371	18.92%	399,608	14.04%
Brokered deposits	175,000	6.00%	120,000	4.22%
Total deposits	$2,918,759	100.00%	$2,846,164	100.00%

Deposit balances grew by $72.6 million, or 3%, during the first half of 2023 to $2.9 billion at June 30, 2023. Core non-maturity deposits decreased $135.2 million, or 6%, for the first half of 2023, while customer time deposits increased by $152.8 million, or 38%. Brokered deposits increased $55.0 million during the first half of 2023, or 45%; to take advantage of preferential pricing over other forms of borrowed funds. Overall noninterest-bearing deposits as a percent of total deposits decreased to 36.5% at June 30, 2023, compared to 38.2% at December 31, 2022, and from 39.3% at June 30, 2022.

Overall uninsured deposits are estimated to be approximately $799.7 million, or 27% of total deposit balances, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $225 million of combined pass-through FDIC insurance per customer which would more than cover each of the Bank’s deposit customers if such customer desired to have such pass-through insurance. The Bank maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At June 30, 2023, the Company had approximately 121,000 accounts and the 25 largest deposit balance customers had balances of less than 11% of overall deposits. During the second quarter of 2023, except for seasonality fluctuations in the normal course of business there has been no change in the composition of our 25 largest deposit balance customers.

OTHER INTEREST-BEARING LIABILITIES

The Company’s non-deposit borrowings may, at any given time, include fed funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank, advances from the Federal Reserve Bank, securities sold under agreements to repurchase, subordinated notes and/or junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on unsecured lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line consists of both a secured and unsecured component. The secured component depends on the level of pledged collateral.

Total non-deposit interest-bearing liabilities decreased by $70.9 million, during the first half of 2023 primarily due to an overnight increase in long term FHLB borrowings. This was a strategic decision to take advantage of longer term pricing as a partial on-balance sheet match to longer term loans due to the current inverted yield curve and to provide longer-term interest rate risk mitigation.

Customer repurchase agreements declined from $109.2 million at December 31, 2022 to $73.7 million at June 30, 2023. Customer repurchase agreements provide collateral for customers that sweep excess deposit balances each day into a separate repurchase agreement account where the Company effectively sells certain government bonds to customers daily and then repurchase the same bonds on the next business day. Although these accounts are not deposits and are not FDIC insured, they provide customers with larger account balances the ability to have their account secured with collateral.

Other borrowings increased $106.2 million to $325.2 million at June 30, 2023 from $219.0 million at December 31, 2022 and consist of overnight borrowings from correspondent banks and the FHLB.

Long-term debt at June 30, 2023 consisted of $49.3 million of subordinated debt. This remained relatively unchanged from December 31, 2022. Subordinated debentures related to $35.6 million of trust preferred securities at June 30, 2023 and $35.5 million at December 31, 2022. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the Secured Overnight Financing Rate (SOFR), effective June 30, 2023.

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $49.6 million at June 30, 2023 as compared to $45.1 million at December 31, 2022, an increase of $4.5 million or 10%. The increase was primarily driven by investment securities that have not settled as of June 30, 2023.

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

The Company continues to have substantial liquidity though unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio was flat at 72% at both June 30, 2023 and December 31, 2022. At June 30, 2023, and December 31, 2022, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	June 30, 2023	December 31, 2022
Cash and cash equivalents	$103,483	$77,131
Unpledged investment securities	872,991	1,097,164
Excess pledged securities	359,510	43,096
FHLB borrowing availability	656,318	718,842
Unsecured lines of credit	339,785	237,000
Funds available through fed discount window	256,846	42,278
Totals	$2,588,933	$2,215,511

The Company did not participate in the new Federal Reserve Bank Term Funding Program. Unpledged investment securities include $286.0 million of CLOs. As CLOs have a rate that resets every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower rate fixed term securities such as US government bonds or municipal bonds. During the first half of 2023, the Bank sold a few CLOs at a modest gain and expects to continue to utilize the CLO portfolio for both interest rate risk management and liquidity purposes.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at June 30, 2023 and December 31, 2022. Other sources of liquidity include the brokered deposit market, deposit listing services, Intrafi, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio and net loans to deposits were 32.2% and 71.8%, respectively, at June 30, 2023, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at June 30, 2023, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of June 30, 2023, the holding company maintained a cash balance of $18.7 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC.

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

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	June 30, 2023		June 30, 2022
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	(6.1)%	$(7,322)	9.5%	$11,559
+300	(4.4)%	$(5,297)	7.5%	$9,053
+200	(2.0)%	$(2,428)	5.6%	$6,778
+100	(0.4)%	$(448)	3.3%	$3,939
Base
-100	(2.1)%	$(2,493)	(6.9)%	$(8,316)
-200	(2.9)%	$(3,542)	(15.9)%	$(19,279)
-300	(5.6)%	$(6,762)	N/A	N/A
-400	(8.2)%	$(9,866)	N/A	N/A

For the period ending June 30, 2023, management believes that the Company was liability sensitive, with net income decreasing in a rising and declining rate scenarios.

The shift from being asset sensitive at June 30, 2022 to slightly liability sensitive at June 30, 2023, is primarily due to the change in assumption regarding low cost deposits and loan betas. At June 30, 2023, it was assumed that over twelve months, a small portion of low-cost deposits would shift into higher cost deposits thus making the company slightly liability sensitive. In addition, based on the magnitude of rate changes, interest rates on new loans did not increase at the rates modeled in 2022 and therefore, the beta on loan yields was lowered in modeling interest rate risk in 2023. Further, the Company has more variable rate liabilities at June 30, 2023 including overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings and in customer time deposits tied to the prime interest rate. Any change in interest rate in the model would expect to decrease net interest income. At June 30, 2023, the Company had $245.2 million in overnight borrowings as compared to none at June 30, 2022. At June 30, 2022, the Company had $78.7 million in overnight cash held with the Federal Reserve bank as compared to $2.2 million at June 30, 2023.

The change in net interest income is similar for the up 100, 200, 300, and 400 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to decline by $0.4 million, or .4%, relative to a stable interest rate scenario, with the unfavorable variance increasing as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates, net interest income would drop $2.5 million or a negative variance of 2%. The change in net interest income in the down 200 basis point scenario is a decrease of $3.5 million or 3%. As a significant portion of the Company’s deposits remain in noninterest bearing accounts or low-cost deposit accounts, in a down rate scenario, these rates would not change or only change slightly. All interest rate shock scenarios are within our internal policy guidelines, and we will continue to monitor our interest rate risk profile and implement remedial changes if deemed appropriate.

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

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank where we model the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). The most significant impact to net interest income in the net interest income simulations is the reduction or migration of low-cost deposits.

The modeled economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time, as is evident in the tables below for the periods ending June 30, 2023 and 2022, respectively, as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

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

Our EVE decreased in the past twelve months primarily from an increase in decay rates on certain non-maturity deposit accounts which significantly lowered the deposit values. The tables below show estimated changes in the Company’s EVE as modeled under different interest rate scenarios relative to the base case:

	June 30, 2023		June 30, 2022
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	6.3%	$34,167	13.4%	$95,479
+300	5.9%	$32,129	10.9%	$77,821
+200	5.1%	$27,774	8.2%	$58,626
+100	3.0%	$16,449	3.6%	$25,282
Base
-100	(4.4)%	$(23,843)	(18.9)%	$(134,337)
-200	(20.1)%	$(109,063)	(38.6)%	$(274,465)
-300	(17.5)%	$(95,249)	N/A	N/A
-400	(5.9)%	$(31,839)	N/A	N/A

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

CAPITAL RESOURCES

The Company had total shareholders’ equity of $309.6 million at June 30, 2023, comprised of $110.1 million in common stock, $4.9 million in additional paid-in capital, $251.1 million in retained earnings, and accumulated other comprehensive loss of $56.5 million. At the end of 2022, total shareholders’ equity was $303.6 million. The increase in equity during the first half of 2023 is due to net income of $18.7 million, offset by a $7.0 million dividend paid to shareholders, $6.5 million in share repurchases, and a $0.1 million favorable swing in other comprehensive income/(loss) due principally to changes in investment securities' fair value. The remaining difference is related to stock options exercised and restricted stock compensation recognized during the first half of 2023.

The Company approved a new share repurchase program on October 20, 2022 (the 2023 Share Repurchase Plan) that was effective upon the expiration of the prior 2021 Share Repurchase Plan on October 31, 2022. The 2023 Share Repurchase Plan authorizes 630,000 shares to be repurchased and expires on October 31, 2023. Under the 2023 Share Repurchase Program, there were 381,566 shares repurchased in the first half of 2023.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	June 30,	December 31,	to be	Community Bank
	2023	2022	Well Capitalized (1)	Leverage Ratio (2)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	10.86%	10.99%	9.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	10.03%	10.30%	9.00%	N/A
(1)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(2)	If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.
(3)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first half of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Stock Repurchases
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2023 - April 30, 2023	10,313	$16.47	10,313	473,269
May 1, 2023 - May 31, 2023	181,325	15.98	181,325	291,944
June 1, 2023 - June 30, 2023	43,510	16.83	43,510	248,434
Total	235,148	$16.16	235,148

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
10.1	Salary Continuation Agreement for James C. Holly (5)*
10.2	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.6	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.7	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.8	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.9	2007 Stock Incentive Plan (9)
10.10	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.11	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.14	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.15	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
10.16	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.17	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.18	2017 Stock Incentive Plan (13)*
10.19	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.21	Employment agreement dated as of November 15, 2019 for Christopher Treece, Chief Financial Officer (15)*
10.22	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, Chief Administrative Officer (16)*
10.23	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (17)*
10.24	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (18)*
10.25	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (19)*
10.26	Split Dollar Agreement for Albert Berra (20)*
10.27	10b5-1 Plan for Susan Abundis
10.28	2023 Equity Based Compensation Plan (21) *
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on May 25, 2022 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021 and incorporated herein by reference.
(5)	Filed as Exhibit 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as Exhibits 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.
(19)	Filed as Exhibit 10.25 to the form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference.
(20)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023 and incorporated herein by reference.
(21)	Filed as Exhibit 4.1 to the form S-8 filed with the SEC on June 15, 2023 and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 3, 2023	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

August 3, 2023	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

August 3, 2023	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer