Form 10-Q
period 2023-09-30
SIERRA BANCORP
filed 2023-11-02
CIK 1130144

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 1, 2023, the registrant had 14,701,933 shares of common stock outstanding, including 176,492 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2023	December 31, 2022
ASSETS	(unaudited)	(audited)
Cash and due from banks	$84,655	$72,803
Interest-bearing deposits in banks	3,887	4,328
Total cash & cash equivalents	88,542	77,131
Investment securities
Available-for-sale, net of zero allowance for credit losses at September 30, 2023 and December 31, 2022	1,010,377	934,923

Held-to-maturity, (fair value of $290,956 at September 30, 2023 and $328,011 at December 31, 2022)	323,560	336,944
Allowance for credit losses on held-to-maturity securities	(16)	(63)
Net, investment securities held-to-maturity	323,544	336,881

Loans:
Gross loans	2,100,810	2,052,940
Deferred loan costs (fees), net	163	(123)
Allowance for credit losses on loans	(23,060)	(23,060)
Net loans	2,077,913	2,029,757
Premises and equipment, net	21,926	22,478
Goodwill	27,357	27,357
Other intangible assets, net	1,618	2,275
Bank-owned life insurance	51,332	52,169
Other assets	136,271	125,619
Total assets	$3,738,880	$3,608,590

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,059,878	$1,088,199
Interest-bearing	1,809,842	1,757,965
Total deposits	2,869,720	2,846,164
Repurchase agreements	94,865	109,169
Other borrowings	317,000	219,000
Long-term debt	49,281	49,214
Subordinated debentures	35,615	35,481
Allowance for credit losses on unfunded loan commitments	600	840
Other liabilities	62,940	45,140
Total liabilities	3,430,021	3,305,008

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 14,702,079 and 15,170,372 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	109,638	112,928
Additional paid-in capital	4,934	4,148
Retained earnings	256,201	243,082
Accumulated other comprehensive loss, net	(61,914)	(56,576)
Total shareholders' equity	308,859	303,582
Total liabilities and shareholders' equity	$3,738,880	$3,608,590

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$24,915	$21,833	$71,736	$64,211
Taxable securities	14,375	7,646	39,848	15,613
Tax-exempt securities	2,679	2,346	8,233	5,926
Federal funds sold and other	415	103	861	466
Total interest income	42,384	31,928	120,678	86,216
Interest expense
Deposits	8,767	1,761	22,710	3,105
Federal funds purchased and repurchase agreements	817	71	3,335	231
Federal Home Loan Bank advances	3,522	319	6,692	319
Long-term debt	429	427	1,286	1,284
Subordinated debentures	762	439	2,120	1,024
Total interest expense	14,297	3,017	36,143	5,963
Net interest income	28,087	28,911	84,535	80,253
(Benefit) provision for credit losses	(33)	1,259	157	4,184
Net interest income after provision for credit losses	28,120	27,652	84,378	76,069
Noninterest income
Service charges and fees on deposit accounts	6,055	6,008	17,127	17,464
Net gains on sale of securities available-for-sale	—	—	396	1,032
Increase (decrease) in cash surrender value of life insurance	558	(23)	1,388	(1,252)
Other income	1,149	627	3,444	5,870
Total noninterest income	7,762	6,612	22,355	23,114
Noninterest expense
Salaries and employee benefits	12,623	11,521	37,567	35,070
Occupancy and equipment costs	2,482	2,470	7,251	7,170
Other	7,457	7,005	23,704	21,042
Total noninterest expense	22,562	20,996	68,522	63,282
Income before taxes	13,320	13,268	38,211	35,901
Provision for income taxes	3,435	3,333	9,656	9,355
Net income	$9,885	$9,935	$28,555	$26,546

PER SHARE DATA
Book value	$21.01	$19.56	$21.01	$19.56
Cash dividends	$0.23	$0.23	$0.69	$0.69
Earnings per share basic	$0.68	$0.66	$1.93	$1.77
Earnings per share diluted	$0.68	$0.66	$1.93	$1.76
Average shares outstanding, basic	14,583,132	14,954,503	14,762,231	14,968,242
Average shares outstanding, diluted	14,636,477	15,014,048	14,791,696	15,046,883

Total shareholders' equity (in thousands)	$308,859	$295,072	$308,859	$295,072
Shares outstanding	14,702,079	15,085,675	14,702,079	15,085,675
Dividends paid (in thousands)	$3,407	$3,471	$10,361	$10,449

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$9,885	$9,935	$28,555	$26,546
Other comprehensive (loss) gain, before tax:
Unrealized loss on securities:
Unrealized holding loss arising during period	(7,670)	(14,994)	(7,182)	(101,432)
Less: reclassification adjustment for gains included in net income (1)	—	—	(396)	(1,032)
Other comprehensive loss, before tax	(7,670)	(14,994)	(7,578)	(102,464)
Income tax benefit related to items of other comprehensive loss, net of tax	2,267	4,433	2,240	30,292
Other comprehensive loss, net of tax:	(5,403)	(10,561)	(5,338)	(72,172)
Comprehensive income (loss)	$4,482	$(626)	$23,217	$(45,626)
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. There were no income tax expenses associated with the reclassification adjustment for the three months ended September 30, 2023 and 2022. Income tax expenses associated with the reclassification adjustment for the nine months ended September 30, 2023 and 2022 were $0.1 million and $0.3 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, June 30, 2022	15,090,792	$111,727	$4,585	$233,179	$(50,444)	$299,047
Net income	—	—	—	9,935	—	9,935
Other comprehensive loss, net of tax	—	—	—	—	(10,561)	(10,561)
Stock options exercised, net of shares surrendered for cashless exercises	5,400	458	(397)	—	—	61
Restricted stock surrendered due to employee tax liability	(9,965)	(74)	—	(147)	—	(221)
Restricted stock forfeited / cancelled	(552)	—	—	—	—	—
Stock based compensation - stock options	—	—	18	—	—	18
Stock based compensation - restricted stock	—	—	264	—	—	264
Cash dividends - $0.23 per share	—	—	—	(3,471)	—	(3,471)
Balance, September 30, 2022	15,085,675	$112,111	$4,470	$239,496	$(61,005)	$295,072

Balance, June 30, 2023	14,811,736	$110,097	$4,887	$251,119	$(56,511)	$309,592
Other comprehensive loss, net of tax	—	—	—	—	(5,403)	(5,403)
Restricted shares withheld for taxes	(10,129)	(76)	—	(136)	—	(212)
Restricted stock vested in period	—	374	(374)	—	—	—
Stock based compensation - stock options	—	—	16	—	—	16
Stock based compensation - restricted stock	—	—	405	—	—	405
Stock repurchase	(99,528)	(740)	—	(1,260)	—	(2,000)
Excise tax on stock repurchase	—	(17)	—	—	—	(17)
Cash dividends - $0.23 per share	—	—	—	(3,407)	—	(3,407)
Balance, September 30, 2023	14,702,079	$109,638	$4,934	$256,201	$(61,914)	$308,859

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2021	15,270,010	$113,007	$3,910	$234,410	$11,167	$362,494
Cumulative change in accounting principle	—	—	—	(7,315)	—	(7,315)
Net income	—	—	—	26,546	—	26,546
Other comprehensive loss, net of tax	—	—	—	—	(72,172)	(72,172)
Stock options exercised, net of shares surrendered for cashless exercises	10,600	512	(398)	—	—	114
Restricted stock surrendered due to employee tax liability	(11,161)	(83)	—	(170)	—	(253)
Restricted stock forfeited / cancelled	(1,212)	—	—	—	—	—
Stock based compensation - stock options	—	—	66	—	—	66
Stock based compensation - restricted stock	—	—	892	—	—	892
Stock repurchase	(182,562)	(1,325)	—	(3,526)	—	(4,851)
Stock issued-acquisition	—	—	—	—	—	—
Cash dividends - $0.69 per share	—	—	—	(10,449)	—	(10,449)
Balance, September 30, 2022	15,085,675	$112,111	$4,470	$239,496	$(61,005)	$295,072

Balance, December 31, 2022	15,170,372	$112,928	$4,148	$243,082	$(56,576)	$303,582
Net income	—	—	—	28,555	—	28,555
Other comprehensive income, net of tax	—	—	—	—	(5,338)	(5,338)
Restricted stock granted	29,064	—	—	—	—	—
Restricted shares withheld for taxes	(11,893)	(89)	—	(159)	—	(248)
Restricted stock forfeited / cancelled	(4,370)	—	—	—	—	—
Restricted stock vested in period	—	454	(454)	—	—	—
Stock based compensation - stock options	—	—	53	—	—	53
Stock based compensation - restricted stock	—	—	1,187	—	—	1,187
Stock repurchase	(481,094)	(3,574)	—	(4,916)	—	(8,490)
Excise tax on stock repurchase	—	(81)	—	—	—	(81)
Cash dividends - $0.69 per share	—	—	—	(10,361)	—	(10,361)
Balance, September 30, 2023	14,702,079	$109,638	$4,934	$256,201	$(61,914)	$308,859

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$28,555	$26,546
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(396)	(1,032)
(Gain) loss on disposal of fixed assets	(15)	6
Gain on sale on foreclosed assets	—	(8)
Writedowns on foreclosed assets	—	91
Stock based compensation expense	1,240	958
Provision for credit losses on loans	444	4,360
(Benefit) provision for credit losses on held-to-maturity securities	(47)	18
Depreciation and amortization	1,787	1,910
Net amortization on securities premiums and discounts	2,199	2,934
Net accretion of premiums/discounts for loans acquired	(232)	(149)
(Increase) decrease in cash surrender value of life insurance policies	(1,388)	1,251
Amortization of core deposit intangible	657	758
Increase in interest receivable and other assets	(1,880)	(18,017)
Decrease in other liabilities	17,560	15,506
Deferred income tax benefit	(347)	(2,397)
Decrease in value of restricted bank equity securities	291	332
Excise tax on stock repurchases	(81)	—
Amortization of debt issuance costs	67	55
Net amortization of partnership investment	453	338
Net cash provided by operating activities	48,867	33,460
Cash flows from investing activities:
Maturities and calls of securities available for sale	65,581	7,663
Proceeds from sales of securities available for sale	25,676	26,408
Purchases of securities available for sale	(197,153)	(450,984)
Principal pay downs on securities available for sale	34,445	60,198
Net purchases of FHLB stock	(1,929)	(336)
Loan originations and payments, net	(67,519)	(36,286)
Purchases of premises and equipment	(1,112)	(899)
Proceeds from sale of premises and equipment	26	—
Proceeds from sales of foreclosed assets	19,151	10
Purchase of bank-owned life insurance	(99)	(19)
Liquidation of bank-owned life insurance	—	11
Increase in partnership investment	(5,000)	(7,562)
Proceeds from BOLI death benefit	2,324	859
Net cash used in investing activities	(125,609)	(400,937)
Cash flows from financing activities:
Increase in deposits	23,556	103,896
Increase in Fed funds purchased	10,000	—
Increase in short-term Federal Home Loan Bank advances	8,000	103,100
Proceeds from long-term Federal Home Loan Bank advances and other debt	80,000	—
(Decrease) increase in customer repurchase agreements	(14,304)	5,075
Cash dividends paid	(10,361)	(10,449)
Repurchases of common stock	(8,738)	(5,108)
Stock options exercised	—	118
Net cash provided by financing activities	88,153	196,632

Increase (decrease) in cash and cash equivalents	11,411	(170,845)
Cash and cash equivalents
Beginning of period	77,131	257,528
End of period	$88,542	$86,683
Supplemental disclosure of cash flow information:
Interest paid	$33,993	$5,958
Income taxes paid	$7,455	$8,946
Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	$15,406	$—

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of September 30, 2023, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature, but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch, and maintains ATMs at all but one of our branch locations as well as at seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, commercial real estate, and mortgage warehouse lending. In addition, in February 2020 the Bank opened a loan production office which is currently located in Roseville, CA. To support organic growth in the agricultural lending sector the Bank also opened a loan production office in Templeton, CA in April 2022. The Company had total assets of $3.7 billion at September 30, 2023, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.9 billion at September 30, 2023, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through November 2, 2023 and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2022 have been reclassified to be consistent with the reporting for 2023, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”).

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

On April 1, 2022 the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from available-for-sale to held-to maturity. On October 1, 2022, a similar transfer of $198.3 million securities from available for sale to held-to-maturity was completed.  Because of the implicit and explicit guarantees of the Federal Government on the Agency and Mortgage-Backed securities there is no expectation of future losses on any of these securities.  The Bank’s municipal bonds moved to the held-to-maturity designation all have credit ratings considered investment grade or equivalent. A discounted-cash-flow reserve calculation was performed upon the transfer of these securities into the held-to-maturity designation and is updated on a quarterly basis. As of September 30, 2023, it was determined that the allowance for credit losses related to held-to-maturity securities is minimal given that most held-to-maturity securities are U.S. Government sponsored or are highly rated municipal securities.

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

On October 9, 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification of Initiative.” ASU 2023-06 amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (the “Codification”). The ASU was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” The new guidance is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. ASU 2023-06 applies to all reporting entities within the scope of the amended subtopics. Note that some of the amendments introduced by the ASU are technical corrections or clarifications of the FASB’s current disclosure or presentation requirements. The effective date for each amendment of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The Company will apply the amendments in ASU 2023-06 prospectively after the effective dates. The adoption of this standard is not expected to have a significant effect on the Company’s financial statements.

Note 4 – Share Based Compensation

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 210,800 shares granted under the 2017 Plan and options to purchase 132,649 shares that were granted under the 2007 Plan were still outstanding as of September 30, 2023, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which awards may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of September 30, 2023 was unchanged. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilizes a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.4 million was reflected in the Company’s income statement during the third quarter of 2023 and $0.3 million during the third quarter of 2022, as expense related to stock options and restricted stock awards. For the first nine months of 2023 and 2022, the charges totaled $1.2 million and $1.0 million, respectively.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 29,064 shares granted to employees of the Company during the first nine months of 2023. As of September 30, 2023, there was $2.2 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 1.9 years.

The Company’s restricted stock award activity for the nine months ended September 30, 2023 and 2022 is summarized below (unaudited):

	Nine months ended September 30,
	2023		2022
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	175,619	$21.42	165,131	$21.72
Granted	29,064	21.50	—	—
Vested	(23,675)	19.17	(37,748)	19.20
Forfeited	(4,370)	22.79	(1,212)	27.16
Unvested shares, September 30,	176,638	$21.72	126,171	$22.45

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

The Company’s stock option activity during the nine months ended September 30, 2023 and 2022 are summarized below (dollars in thousands, except per share data, unaudited):

	Nine months ended September 30,
	2023				2022
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	352,249	$25.06		$348	415,870	$24.15		$1,338
Exercised	—	$—		$—	(5,600)	$11.22		$56
Forfeited/Expired	(8,800)	$26.56		$3	(32,381)	$27.32		$—
Outstanding at September 30,	343,449	$25.02	4.48	$167	377,889	$24.07	5.13	$470
Exercisable at September 30,	319,649	$24.86	4.35	$167	336,489	$23.69	4.88	$470
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on September 30, 2023. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 14,583,132 weighted average shares outstanding during the third quarter of 2023 and 14,954,503 during the third quarter of 2022, while there were 14,762,231 weighted average shares outstanding during the first nine months of 2023 and 14,968,242 during the first nine months of 2022.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the third quarter of 2023, calculations under the treasury stock method resulted in the equivalent of 53,345 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 278,374 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the third quarter of 2022 the equivalent of 59,545 shares were added in calculating diluted earnings per share, while 303,387 anti-dilutive stock options were not factored into the computation. Likewise, for the first nine months of 2023 the equivalent of 29,465 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 326,036 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 78,641 shares and non-inclusion of 299,404 anti-dilutive options in calculating diluted earnings per share for first nine months of 2022.

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

	September 30, 2023	December 31, 2022
Commitments to extend credit	$543,722	$889,517
Standby letters of credit	$5,124	$6,037

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: mortgage warehouse lines, home equity lines of credit, commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit, unsecured personal lines of credit and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse lines which are in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $254.4 million at September 30, 2023 and $594.6 million at December 31, 2022. The decline in unused mortgage warehouse commitments is due to the Company strategically reducing total exposure on certain individual lines while increasing the number of overall mortgage warehouse lines.

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

At September 30, 2023, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	September 30, 2023
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$88,542	$88,542	$—	$—	$88,542
Investment securities available-for-sale	1,010,377	—	958,142	52,235	1,010,377
Investment securities held-to-maturity	323,544	—	290,956	—	290,956
Loans, net held for investment	2,077,913	—	—	1,933,957	1,933,957

Financial liabilities:
Deposits	2,869,720	1,059,878	1,811,832	—	2,871,710
Repurchase agreements	94,865	—	94,865	—	94,865
Other borrowings	317,000	—	314,364	—	314,364
Long-term borrowings	49,281	—	41,122	—	41,122
Subordinated debentures	35,615	—	31,183	—	31,183

	December 31, 2022
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$77,131	$77,131	$—	$—	$77,131
Investment securities available for sale	934,923	—	877,488	57,435	934,923
Investment securities held-to-maturity	336,881	—	328,011	—	328,011
Loans, net held for investment	2,011,616	—	—	1,909,822	1,909,822
Individually evaluated collateral dependent loans	18,141	—	18,141	—	18,141

Financial liabilities:
Deposits	2,846,164	1,088,199	1,756,443	—	2,844,642
Repurchase agreements	109,169	—	109,169	—	109,169
Other borrowings	219,000	—	219,000	—	219,000
Long-term borrowings	49,214	—	42,775	—	42,775
Subordinated debentures	35,481	—	37,171	—	37,171

For financial asset categories that were carried on our balance sheet at fair value as of September 30, 2023 and December 31, 2022, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2023, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$107,084	$—	$107,084	$—
Mortgage-backed securities	—	102,951	—	102,951	—
State and political subdivisions	—	178,314	—	178,314	—
Corporate bonds	—	—	52,235	52,235	—
Collateralized loan obligations	—	569,793	—	569,793	—
Total available-for-sale securities	$—	$958,142	$52,235	$1,010,377	$—

	Fair Value Measurements at December 31, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$50,599	$—	$50,599	$—
Mortgage-backed securities	—	122,532	—	122,532	—
State and political subdivisions	—	205,980	—	205,980	—
Corporate bonds	—	—	57,435	57,435	—
Collateralized loan obligations	—	498,377	—	498,377	—
Total available-for-sale securities	$—	$877,488	$57,435	$934,923	$—

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Collateralized Loan Obligations		Corporate Bonds
	2023	2022	2023	2022
Balance of recurring Level 3 assets at January 1,	$—	$195,707	$57,435	$27,530
Total gains or losses for the period:
Included in other comprehensive income	—	—	(5,200)	—
Purchases	—	—	—	26,806
Transfers out of Level 3	—	(195,707)	—	—
Balance of recurring Level 3 assets at September 30,	$—	$—	$52,235	$54,336

All of the Company’s collateralized loan obligations with a fair value of $195.7 million as of January 1, 2022 were transferred from Level 3 to Level 2 during the first quarter of 2022 because observable market data became available due to a significant increase in trading volume for these securities during that time.

The Company had no assets reported at fair value on a nonrecurring basis at September 30, 2023. Assets reported at fair value on a nonrecurring basis at September 30, 2022 are summarized in the table below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at December 31, 2022, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Real estate:
Farmland	$—	$15,391	$—	$15,391
Total real estate	—	15,391	—	15,391
Other commercial	—	2,750	—	2,750
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$18,141	$—	$18,141
Foreclosed assets	$—	$—	$—	$—
Total assets measured on a nonrecurring basis	$—	$18,141	$—	$18,141

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

The amortized cost, estimated fair value, and allowance for credit losses of available-for-sale and held-to-maturity investment securities are as follows:

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited)

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$108,385	$—	$(1,301)	$—	$107,084
Mortgage-backed securities	112,464	30	(9,543)	—	102,951
State and political subdivisions	209,198	12	(30,896)	—	178,314
Corporate bonds	65,244	—	(13,009)	—	52,235
Collateralized loan obligations	574,051	838	(5,096)	—	569,793
Total available-for-sale securities	$1,069,342	$880	$(59,845)	$—	$1,010,377

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$5,557	$—	$(854)	$4,703	$—
Mortgage-backed securities	145,658	—	(17,622)	128,036	—
State and political subdivisions	172,345	16	(14,144)	158,217	(16)
Total held-to-maturity securities	$323,560	$16	$(32,620)	$290,956	$(16)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$50,625	$49	$(75)	$—	$50,599
Mortgage-backed securities	129,948	—	(7,416)	—	122,532
State and political subdivisions	223,810	607	(18,437)	—	205,980
Corporate bonds	65,164	10	(7,739)	—	57,435
Collateralized loan obligations	515,032	60	(16,715)	—	498,377
Total available-for-sale securities	$984,579	$726	$(50,382)	$—	$934,923

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$6,047	$—	$(621)	$5,426	$—
Mortgage-backed securities	157,473	—	(9,915)	147,558	—
State and political subdivisions	173,424	1,603	—	175,027	(63)
Total held-to-maturity securities	$336,944	$1,603	$(10,536)	$328,011	$(63)

The Company reassessed classification of certain investments and effective April 1, 2022 the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from the available-for-sale designation to the held-to-maturity designation. On October 1, 2022, a similar transfer of $198.3 million securities from available for sale to held-to-maturity was completed. The securities were transferred at their fair value as of the transfer date, with the related unrealized gain or loss as of the date of transfer included in the amortized cost basis of the transferred security and subject to amortization or accretion over each security’s remaining life. An unrealized loss of $28.9 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of September 30, 2023 and is included in accumulated other comprehensive income, net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income each increasing over time.

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

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable is included in other assets on the Company’s balance sheet and as of September 30, 2023, measured at $12.1 million and $1.7 million for available-for-sale securities and held-to-maturity securities, respectively. Accrued interest receivable as of December 31, 2022, on these same classes of investment securities measured at $9.3 million and $2.7 million, respectively. During the third quarter and first nine months of 2023, no interest receivable on available-for-sale or held-to-maturity securities was reversed against interest income and the Company did not have any held-to-maturity debt securities past due.

As of September 30, 2023, an allowance for credit losses of $0.02 million had been established on the Bank’s held-to-maturity portfolio, which is a decrease of $0.04 million from the December 31, 2022 allowance for credit losses of $0.06 million.

The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by NRSRO credit rating:

Held-To-Maturity by Credit Rating

(dollars in thousands, unaudited)

	Held-To-Maturity
	September 30, 2023	December 31, 2022
State and political subdivisions
AAA/Aaa	$57,802	$57,833
AA/Aa	113,054	115,040
A/A2	544	551
Not rated	946	—
Total	$172,346	$173,424

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

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		September 30, 2023
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	29	$(1,180)	$103,205	$(121)	$3,879	$(1,301)	$107,084
Mortgage-backed securities	332	—	27	(9,543)	98,911	(9,543)	98,938
State and political subdivisions	303	(2,601)	50,842	(28,295)	119,290	(30,896)	170,132
Corporate bonds	51	(407)	5,089	(12,602)	47,146	(13,009)	52,235
Collateralized loan obligations	53	(77)	53,389	(5,019)	391,724	(5,096)	445,113
Total available-for-sale	768	$(4,265)	$212,552	$(55,580)	$660,950	$(59,845)	$873,502

		December 31, 2022
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	8	$(75)	$27,550	$—	$—	$(75)	$27,550
Mortgage-backed securities	340	(7,108)	119,260	(308)	3,227	(7,416)	122,487
State and political subdivisions	252	(15,732)	147,635	(2,705)	9,807	(18,437)	157,442
Corporate bonds	52	(7,644)	54,636	(95)	405	(7,739)	55,041
Collateralized loan obligations	60	(10,152)	309,102	(6,563)	169,743	(16,715)	478,845
Total available-for-sale	712	$(40,711)	$658,183	$(9,671)	$183,182	$(50,382)	$841,365

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Proceeds from sales, calls and maturities of securities available for sale	$2,100	$3,540	$91,257	$34,071
Gross gains on sales, calls and maturities of securities available for sale	—	—	396	1,032
Gross losses on sales, calls and maturities of securities available for sale	—	—	—	—
Net gains on sale of securities available for sale	$—	$—	$396	$1,032

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2023, and December 31, 2022 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	September 30, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$586	$581	$145	$145
Maturing after one year through five years	39,384	38,576	2,458	2,369
Maturing after five years through ten years	158,089	143,086	19,021	16,780
Maturing after ten years	184,768	155,390	156,278	143,626
Securities not due at a single maturity date:
Mortgage-backed securities	112,464	102,951	145,658	128,036
Collateralized loan obligations	574,051	569,793	—	—
Total	$1,069,342	$1,010,377	$323,560	$290,956

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$12,141	$12,184	$672	$666
Maturing after one year through five years	21,013	20,831	2,059	2,032
Maturing after five years through ten years	119,649	111,513	19,048	17,431
Maturing after ten years	186,796	169,486	157,692	160,324
Securities not due at a single maturity date:
Mortgage-backed securities	129,948	122,532	157,473	147,558
Collateralized loan obligations	515,032	498,377	—	—
Total	$984,579	$934,923	$336,944	$328,011

At September 30, 2023, the Company’s investment portfolio included 485 municipal bonds issued by 395 different government municipalities and agencies located within 36 different states, with an aggregate fair value of $336.5 million. The largest exposure to any single municipality or agency was a combined $4.8 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 51 subordinated debentures issued by bank holding companies totaling $52.2 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	September 30, 2023		December 31, 2022
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$150,035	$131,691	$153,209	$146,667
California	64,661	55,450	65,758	60,701
Washington	20,524	5,622	21,635	21,312
Other (29 & 26 states, respectively)	96,787	100,590	102,336	100,480
Total general obligation bonds	332,007	293,353	342,938	329,160

Revenue bonds
State of issuance
Texas	9,194	8,051	9,216	8,840
California	3,793	3,539	3,788	3,673
Washington	4,054	3,199	4,083	3,490
Other (29 & 15 states, respectively)	32,495	28,389	37,209	35,844
Total revenue bonds	49,536	43,178	54,296	51,847
Total obligations of states and political subdivisions	$381,543	$336,531	$397,234	$381,007

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	September 30, 2023		December 31, 2022
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$20,183	$17,356	$21,246	$19,977
Lease	6,082	5,608	7,035	7,250
Sewer	6,544	5,883	6,560	6,405
Sales tax revenue	4,105	3,652	4,123	3,934
Local or GTD housing	1,035	775	3,040	2,951
Other (9 and 10 sources, respectively)	11,587	9,904	12,292	11,330
Total revenue bonds	$49,536	$43,178	$54,296	$51,847

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

The Company currently has investments in five different LIHTC fund limited partnerships made in 2014, 2015, two in 2022, and one in 2023, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act. We utilize the cost method of accounting for our LIHTC fund investments, under which we initially record on our balance sheet an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement reflects tax credits and any other tax benefits from these investments “below the line” within our income tax provision, while the initial book value of the investment is amortized on the proportional amortization method as a “below the line” expense, over the time period in which the tax credits and tax benefits are expected to be received.

As of September 30, 2023, our total LIHTC investment book balance was $14.6 million, which includes $11.2 million in remaining commitments for additional capital contributions. There were $0.4 million in tax credits derived from our LIHTC investments that were recognized during the nine months ended September 30, 2023, and “below the line” amortization expense of $0.5 million associated with those investments was recorded for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on loans of $5.3 million and $6.4 million at September 30, 2023 and December 31, 2022, respectively is included in other assets on the Company’s balance sheet.

The following table presents loans by class as of September 30, 2023 and December 31, 2022. The December 31, 2022 balance in residential real estate loans reflects year-to-date 2022 loan purchases of $173.1 million. The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level.

Loan Distribution
(dollars in thousands, unaudited)
	September 30, 2023	December 31, 2022
Real estate:
Residential real estate	$418,734	$437,446
Commercial real estate	1,334,663	1,311,158
Other construction/land	7,368	18,412
Farmland	90,993	113,394
Total real estate	1,851,758	1,880,410
Other commercial	137,407	102,967
Mortgage warehouse lines	107,584	65,439
Consumer loans	4,061	4,124
Subtotal	2,100,810	2,052,940
Net deferred loan fees and costs	163	(123)
Loans, amortized cost basis	2,100,973	2,052,817
Allowance for credit losses	(23,060)	(23,060)
Net Loans	$2,077,913	$2,029,757

The Company places loans on nonaccrual status when management has determined that the full repayment of principal and collection of contractually agreed upon interest is unlikely or when the loan in question has become delinquent more than 90 days. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. For loans with an interest reserve, i.e., where loan proceeds are advanced to the borrower to make interest payments, all interest recognized from the inception of the loan is reversed when the loan is placed on nonaccrual. Once a loan is on nonaccrual status subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Generally, loans are not restored to accrual status until the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

The following tables present the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of September 30, 2023 and December 31, 2022:

Nonaccrual Loans
(dollars in thousands, unaudited)
	September 30, 2023
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$446	$—	$446	$—
Total real estate	446	—	446	—
Other commercial	335	—	335	1,115
Consumer loans	—	—	—	—
Total	$781	$—	$781	$1,115

	December 31, 2022
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$688	$—	$688	$—
Farmland	15,812	—	15,812	—
Total real estate	16,500	—	16,500	—
Other commercial	2,909	163	3,072	940
Consumer loans	—	7	7	—
Total	$19,409	$170	$19,579	$940

The Company did not recognize any interest on nonaccrual loans during the three and nine months ended September 30, 2023, and would have recognized an additional $0.004 million and $0.06 million, respectively, in interest income on nonaccrual loans had those loans not been designated as nonaccrual. Due to loans being placed on nonaccrual status, during the third quarter and first nine months of 2023, $0.001 million and $0.3 million respectively, of interest receivable on loans was reversed against interest income .

The following table presents the amortized cost basis of collateral-dependent loans by class as of September 30, 2023, and December 31, 2022:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	September 30, 2023		December 31, 2022
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$152	$—	$688	$—
Farmland	67	—	15,812	—
Total real estate	219	—	16,500	—
Other commercial	—	—	3,043	39
Total Loans	$219	$—	$19,543	$39

During the first nine months of 2023 the amortized cost balance of collateral-dependent loans declined by $19.3 million due to the foreclosure and subsequent sale of Farmland and other Commercial collateral related to a single borrower during the first quarter of 2023, as well as declines resulting from upgrades and payoffs. The weighted average loan-to-value ratio of collateral dependent loans was 12% at September 30, 2023.  There were no collateral dependent loans in the process of foreclosure as of September 30, 2023.

The following tables presents the aging of the amortized cost basis in past-due loans, according to class, as of September 30, 2023 and December 31, 2022:

Past Due Loans
(dollars in thousands, unaudited)
	September 30, 2023
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$51	$—	$98	$149	$419,791	$419,940
Commercial real estate	208	—	—	208	1,331,686	1,331,894
Other construction/land	—	—	—	—	7,376	7,376
Farmland	—	—	—	—	91,217	91,217
Total real estate	259	—	98	357	1,850,070	1,850,427
Other commercial	469	43	1,325	1,837	136,949	138,786
Mortgage warehouse lines	—	—	—	—	107,584	107,584
Consumer loans	35	2	—	37	4,139	4,176
Total Loans	$763	$45	$1,423	$2,231	$2,098,742	$2,100,973

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$1,294	$87	$179	$1,560	$437,171	$438,731
Commercial real estate	—	—	—	—	1,308,328	1,308,328
Other construction/land	—	—	—	—	18,358	18,358
Farmland	522	97	15,393	16,012	97,582	113,594
Total real estate	1,816	184	15,572	17,572	1,861,439	1,879,011
Other commercial	19	134	3,718	3,871	100,264	104,135
Mortgage warehouse lines	—	—	—	—	65,439	65,439
Consumer loans	15	—	—	15	4,217	4,232
Total Loans	$1,850	$318	$19,290	$21,458	$2,031,359	$2,052,817

Loan Modifications

The Company may agree to different types of concessions when modifying a loan. There were no modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral, or term extension, during the three or nine months ended September 30, 2023. There were no payment defaults on loans previously modified in the preceding 12 months for either of the periods ending September 30, 2023 and 2022. The Company had no additional funds committed on loans which have been modified to borrowers experiencing financial difficulty.

For the three and nine months ended September 30, 2022, there were no new Troubled Debt Restructures (TDR) and no modifications of existing TDRs.

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

The following tables present the amortized cost of loans by credit quality classification in addition to loan vintage as of September 30, 2023 and December 31, 2022:

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$—	$106,878	$232,300	$7,662	$1,998	$51,555	$13,455	$2,244	$416,092
Special mention	—	—	—	—	—	2,617	51	340	3,008
Substandard	—	—	—	—	—	548	124	168	840
Subtotal	—	106,878	232,300	7,662	1,998	54,720	13,630	2,752	419,940
Commercial real estate
Pass	94,660	276,945	58,990	486,033	51,884	256,619	23,366	—	1,248,497
Special mention	3,368	—	—	42,759	3,026	6,606	—	—	55,759
Substandard	—	—	—	15,856	—	11,782	—	—	27,638
Subtotal	98,028	276,945	58,990	544,648	54,910	275,007	23,366	—	1,331,894
Other construction/land
Pass	—	—	—	3,702	648	1,715	1,311	—	7,376
Substandard	—	—	—	—	—	—	—	—	—
Subtotal	—	—	—	3,702	648	1,715	1,311	—	7,376
Farmland
Pass	2,743	29,650	11,908	3,531	1,683	25,537	3,753	400	79,205
Special mention	—	—	—	—	—	2,927	—		2,927
Substandard	—	—	—	—	—	9,085	—		9,085
Subtotal	2,743	29,650	11,908	3,531	1,683	37,549	3,753	400	91,217
Other commercial
Pass	29,405	11,894	3,121	6,872	4,768	10,347	62,711	3,888	133,006
Special mention	—	—	80	2,841	1	39	144	437	3,542
Substandard	—	—	60	—	33	—	1,809	336	2,238
Subtotal	29,405	11,894	3,261	9,713	4,802	10,386	64,664	4,661	138,786
Mortgage warehouse lines
Pass	—	—	—	—	—	—	107,584	—	107,584
Subtotal	—	—	—	—	—	—	107,584	—	107,584
Consumer loans
Pass	1,457	271	134	102	77	199	1,831	—	4,071
Special mention	—	—	—	17	7	35	1	—	60
Substandard	43	2	—	—	—	—	—	—	45
Subtotal	1,500	273	134	119	84	234	1,832	—	4,176
Total	$131,676	$425,640	$306,593	$569,375	$64,125	$379,611	$216,139	$7,813	$2,100,973

Gross Charge-Offs	1,376	38	250	—	50	1,305	25		3,044

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$107,744	$239,044	$7,814	$2,066	$10,723	$49,282	$15,970	$1,825	$434,468
Special mention	—	—	—	—	89	1,584	36	970	2,679
Substandard	—	—	—	—	31	1,201	—	352	1,584
Subtotal	107,744	239,044	7,814	2,066	10,843	52,067	16,006	3,147	438,731
Commercial real estate
Pass	276,728	62,764	474,494	56,419	82,595	221,447	22,158	—	1,196,605
Special mention	296	—	73,002	3,068	—	7,299	—	—	83,665
Substandard	—	—	14,733	—	7,144	6,181	—	—	28,058
Subtotal	277,024	62,764	562,229	59,487	89,739	234,927	22,158	—	1,308,328
Other construction/land
Pass	—	—	14,896	734	955	1,010	693	—	18,288
Substandard	—	—	70	—	—	—	—	—	70
Subtotal	—	—	14,966	734	955	1,010	693	—	18,358
Farmland
Pass	30,346	12,941	4,504	1,819	9,418	24,175	3,976	420	87,599
Special mention	—	—	—	—	7,045	3,042	—	—	10,087
Substandard	—	—	—	—	3,417	12,491	—	—	15,908
Subtotal	30,346	12,941	4,504	1,819	19,880	39,708	3,976	420	113,594
Other commercial
Pass	7,478	6,350	7,913	6,028	5,178	10,579	47,998	167	91,691
Special mention	—	129	3,067	44	—	1,616	3,773	660	9,289
Substandard	1	2,798	28	—	28	133	—	167	3,155
Subtotal	7,479	9,277	11,008	6,072	5,206	12,328	51,771	994	104,135
Mortgage warehouse lines
Pass	—	—	—	—	—	—	65,439	—	65,439
Subtotal	—	—	—	—	—	—	65,439	—	65,439
Consumer loans
Pass	1,162	203	138	127	4	375	2,148	—	4,157
Special mention	5	—	35	16	—	—	11	—	67
Substandard	8	—	—	—	—	—	—	—	8
Subtotal	1,175	203	173	143	4	375	2,159	—	4,232
Total	$731,138	$399,934	$1,182,393	$132,361	$237,201	$616,060	$189,029	$4,981	$2,052,817

CECL replaces the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans as of December 31, 2021 management elected not to transition these loans into the PCD designation. As of September 30, 2023 the Company had no loans categorized as PCD.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates.  The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code regression models utilized upon implementation of CECL on January 1, 2022, and as of September 30, 2023, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Management selected the National Unemployment Rate as the driver of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

Although collectively evaluated reserves are generally calculated separately at the call code or loan class level, management has grouped loan classes with similar risk characteristics into the following portfolio segments: Residential Real Estate, Commercial Real Estate, Farmland & Agricultural Production, Commercial & Industrial, Mortgage Warehouse and Consumer loans. Loans secured by Residential Real Estate have a different profile from loans secured by Commercial Real Estate. Generally, the borrowers for Residential Real Estate loans are consumers whereas borrowers for Commercial Real Estate are often businesses. The COVID-19 pandemic illustrated how these different categories of real estate loans were subject to different risks, which was exacerbated by the widespread work-from-home model adopted by many companies during and since the pandemic. Farmland and Agricultural Production loans are included in a single segment as these loans are often times to the same borrowers, facing the same risks relating to commodity prices, water supply and drought conditions in addition to other environmental concerns. Commercial & Industrial loans are separated into a unique segment given the uniqueness of these loans, which are often revolving and secured by other business assets as opposed to real estate. Mortgage warehouse loans are also unique in the Company’s portfolio and warrant separate presentation as an individual portfolio segment, given the specific nature of these constantly revolving lines to mortgage originators and also attributable to a very limited loss history, even after consideration of peer data. Finally, the Company splits out Consumer loans as a separate segment as a result of the small balance, homogeneous terms that characterize these loans.

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of September 30, 2023, the only loans that Management considered to have different risk characteristics from other loans sharing the same Federal Call Report code were loans designated nonaccrual.

The following tables present the activity in the allowance for credit losses by portfolio segment for the quarters ended September 30, 2023 and 2022:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, June 30, 2023	$3,037	$17,373	$497	$1,676	$144	$283	$23,010
Charge-offs	—	—	—	(116)	—	(425)	(541)
Recoveries	—	—	54	170	—	250	474
Provision for credit losses	(115)	501	40	(481)	(36)	208	117
Ending allowance balance:	$2,922	$17,874	$591	$1,249	$108	$316	$23,060

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, June 30, 2022	$3,593	$17,319	$376	$1,133	$41	$340	$22,802
Charge-offs	—	—	—	(85)	—	(371)	(456)
Recoveries	—	—	—	36	—	196	232
Provision for credit losses	(262)	249	1,034	67	6	118	1,212
Ending allowance balance:	$3,331	$17,568	$1,410	$1,151	$47	$283	$23,790

There were no significant changes in the Company’s loan portfolio ACL in the third quarter of 2023.

The following tables present the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2023 and 2022:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2022	$3,251	$17,732	$458	$1,233	$72	$314	$23,060
Charge-offs	—	—	(1,277)	(476)	—	(1,292)	(3,045)
Recoveries	205	17	1,370	239	—	770	2,601
Provision for credit losses	(534)	125	40	253	36	524	444
Ending allowance balance:	$2,922	$17,874	$591	$1,249	$108	$316	$23,060

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2021	$1,909	$9,052	$1,202	$1,060	$512	$521	$14,256
Impact of adopting ASC 326	611	9,628	(480)	358	(421)	(242)	9,454
Charge-offs	—	(1,911)	(2,170)	(244)	—	(984)	(5,309)
Recoveries	99	259	—	118	—	553	1,029
Provision for credit losses	712	539	2,858	(141)	(44)	436	4,360
Ending allowance balance:	$3,331	$17,567	$1,410	$1,151	$47	$284	$23,790

There were no significant changes in the Company’s loan portfolio ACL in the first nine months of 2023.

Note 11 – Goodwill

The following table discloses changes in the carrying value of goodwill for the nine months ended September 30, 2023 and 2022 (dollars in thousands, unaudited):

	Nine months ended September 30,
	2023	2022
Net carrying value at beginning of period	$27,357	$27,357

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bank of the Sierra (the “Bank”) is the only subsidiary of the Company that meets the materiality criteria necessary to be deemed an operating segment, and because the Company exists primarily for the purpose of holding the stock of the Bank we have determined that only one unified operating segment or reporting unit (the consolidated Company) exists. The fair value of the consolidated Company is its market capitalization, as determined by quoted prices in active markets, plus a sales control premium, as determined by analyzing recent mergers and acquisitions. If the Company’s market capitalization plus a control premium exceeds recorded shareholders’ equity (the book value), it can be reasonably presumed that no impairment exists. Therefore, it was determined that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment at September 30, 2023.

Note 12 – Borrowings and Other Arrangements

The following table summarizes the Company’s other borrowings as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Fed funds purchased (1)	$135,000	5.12%	$125,000	4.08%
Short-term FHLB advance (2)	102,000	5.35%	94,000	3.44%
Long-term FHLB advance (2)	80,000	3.91%	—	—
Total other borrowings	$317,000	5.00%	$219,000	3.67%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased (1) – The Company had unsecured available lines of credit with correspondent banks and the Federal Home Loan Bank for short-term borrowings totaling $362.8 million at September 30, 2023 and $237.0 million at December 31, 2022. In general, interest rates on these lines approximate the federal funds target rate. At September 30, 2023, $75.0 million of the federal funds purchased were from the Federal Home Loan Bank.

Secured Federal Home Loan Bank Borrowings (2) – At September 30, 2023 and December 31, 2022, the Company had secured available lines of credit with the FHLB totaling $657.5 million and $718.8 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Reserve Line of Credit – The Company has an available line of credit with the Federal Reserve Bank of San Francisco secured by certain loans and investments. At September 30, 2023 and December 31, 2022 the Company had borrowing capacity under this line totaling $383.9 million and $42.3 million, respectively. We had no outstanding borrowings on this line of credit as of September 30, 2023 and December 31, 2022. The increase in this line was due to the pledging of certain Collateralized Loan Obligations.

Repurchase Agreements – Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. Repurchase agreements totaled $94.9 million at September 30, 2023 relative to a balance of $109.2 million at December 31, 2022.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term SOFR until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, at September 30, 2023, was $49.3 million and December 31, 2022 was $49.2 million.

Subordinated Debentures - Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the Secured Overnight Financing Rate (SOFR), effective June 30, 2023. At September 30, 2023, and December 31, 2022 the Company’s trust preferred securities totaled $35.6 million and $35.5 million, respectively.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized when incurred as noninterest income and gains on the sale of OREO which is classified as noninterest expense. These gains were immaterial for each of the three and nine months ended September 30, 2023 and 2022. The following table presents the Company’s sources of noninterest income for the three and nine month periods ended September 30, 2023 and 2022. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended September 30,		Nine months ended September 30,		For the year ended December 31,
	2023	2022	2023	2022	2022
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,375	$1,273	$3,929	$3,973	$5,227
Other service charges on deposits	2,642	2,494	7,057	7,033	9,331
Debit card interchange income	2,038	2,241	6,141	6,458	8,533
Gain (loss) on limited partnerships(1)	—	64	—	(162)	253
Dividends on equity investments(1)	275	189	772	619	843
Unrealized (losses) gains recognized on equity investments(1)	—	—	(291)	(332)	(332)
Net gains on sale of securities(1)	—	—	396	1,032	1,487
Other(1)	1,432	351	4,351	4,493	5,428
Total noninterest income	$7,762	$6,612	$22,355	$23,114	$30,770
Percentage of noninterest income not within scope of ASC 606.	21.99%	9.13%	23.39%	24.44%	24.96%

(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	risks associated with fluctuations in interest rates, including the impact on other comprehensive income (loss), the ability for customers to repay on floating or adjustable rates loans, and the impact on costs of deposits and funding, the impact on interest income on earning assets, and the impact on fair value of longer-term assets;
●	risks associated with inflation (including efforts by the Federal Open Market Committee of the Federal Reserve Bank to control the same);
●	the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions;
●	liquidity risks, including the ability to effectively manage the potential loss of deposits, the ability to maintain funding lines of credit; and the loss of value of unencumbered investment securities;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	reductions in the market value of available-for-sale securities that could result if interest rates increase, or an issuer has real or perceived financial difficulties;
●	the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks;
●	operational risks including the ability to detect and prevent errors and fraud;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;

●	the Company’s ability to successfully deploy new technology and manage cyber security risks;
●	the Company’s ability to maintain a satisfactory rating under the Community Reinvestment Act;
●	the risk to the Company’s operations and ability to serve customers due to the inability of a vendor to meet its service level agreements;
●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the effects of severe weather events, pandemics, other public health crises, acts of war or terrorism, and other external events;
●	the success of acquisitions or branch expansions, closures or consolidations;
●	risks associated with the multitude of or changes to current and prospective laws and regulations, and related interpretations, to which the Company is and will be subject; and
●	Our ability to remediate, on a timely basis, our material weakness in our control over financial reporting relating to the call report classification of loans for certain real estate secured loans miscoded.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2023 compared to Third Quarter 2022

Third quarter 2023 net income was $9.9 million, unchanged from the third quarter of 2022 and $0.68 per diluted share in the third quarter of 2023 as compared to $0.66 per diluted share in the third quarter of 2022. The Company’s annualized return on average equity was 12.62% and annualized return on average assets was 1.04% for the quarter ended September 30, 2023, compared to 12.84% and 1.13%, respectively, for the same quarter in 2022. The primary drivers behind the variance in third quarter net income are as follows:

●	Net interest income decreased $0.8 million or 3%. This was mostly due to a 33 bp decrease in net interest margin. There was a $231.9 million increase in average interest-earning assets with an increased yield of 94 bps, however this was more than offset by a $335.4 million increase in interest-bearing liabilities at 184 bps higher cost.

●	Noninterest income increased $1.2 million or 17% primarily due to a $0.6 million increase in bank-owned life insurance, $0.3 million in life insurance proceeds and a $0.2 million increase in service charges on deposit accounts.

●	Total noninterest expense increased $1.6 million, or 7%, in the third quarter of 2023 as compared to the third quarter of 2022. Salaries and Benefits were $1.1million, or 10%, higher in the third quarter of 2023 as compared to the third quarter of 2022 as we added new lending teams and certain management staff, and other noninterest expense increased $0.5 million, primarily driven by a $0.6 million unfavorable variance in directors deferred compensation expense, linked to the changes in BOLI income, higher FDIC assessment costs, increased marketing costs associated with a deposit acquisition campaign and elevated debit card losses. These increased expenses were partially offset by lower costs in core processing, debit card processing and ATM network costs.

First Nine Months 2023 compared to First Nine Months of 2022

Net income for the first nine months of 2023 was $28.6 million, or $1.93 per diluted share, compared to $26.5 million, or $1.76 per diluted share for the same period in 2022. The Company’s annualized return on average equity was 12.41% and annualized return on average assets was 1.03% for the nine months ended September 30, 2023, compared to a return on equity of 10.98% and return on assets of 1.03% for the nine months ended September 30, 2022. The primary drivers behind the variance in year-to-date net income are as follows:

●	The provision for credit losses was $0.2 million, a decrease of $4.0 million due to a decrease in specific reserves on individual loans as well as lower net loan charge-offs.

●	Net interest income increased $4.3 million or 5%. The increase is primarily due to rate increases on interest-earning assets which were partially offset by rate increases on both existing and new interest-bearing liabilities.

●	Noninterest income decreased by $0.8 million, or 3%. In 2022 there was a $1.0 million recovery of prior year legal expenses, a $1.0 million gain on the sale of investment securities, and a $3.2 million gain on the sale of other assets with no like corresponding event in 2023. Positively impacting the first nine months of 2023 there was a $2.8 million positive variance in deferred compensation BOLI and a $0.4 million increase in life insurance proceeds.

●	Noninterest expense increased $5.2 million, or 8%, due mostly to the increases in salary expense from annual performance increases along with new commercial and ag loan production teams and a negative variance in director’s deferred compensation expense which is linked to the favorable changes in bank-owned life insurance income described above.

FINANCIAL CONDITION SUMMARY

September 30, 2023 relative to December 31, 2022

The Company’s assets totaled $3.7 billion at September 30, 2023, an increase of $130.3 million, or 3.8% from December 31, 2022. The following provides a summary of key balance sheet changes during the first nine months of 2023:

●	Investment securities increased $62.1 million, or 5%, to $1.3 billion primarily due to strategic purchases of high quality AAA and AA rated, collateralized loan obligations and government agency securities.

●	Gross loans increased $47.9 million predominantly due to a $42.2 million increase in mortgage warehouse line utilization. In addition, C&I loans increased, but were partially offset by a decline in Farmland loans due to a foreclosure of a single dairy relationship in early 2023.

●	Deposits increased by $23.6 million, or 1%. The growth in deposits came mostly from a $45.0 million increase in brokered deposits primarily acquired prior to March 2023 as part of the Company’s interest rate risk management and liquidity strategy.

●	Short-term borrowings increased $3.7 million to $331.9 million at September 30, 2023 from $328.2 million at December 31, 2022 while long-term borrowings in the form of long-term FHLB advances increased $80.0 million for the first nine months of 2023, taken out as a partial on-balance sheet match against longer term production loans.

Total capital of $308.9 million at September 30, 2023 reflects an increase of $5.3 million, or 2%, relative to year-end 2022. The Company’s regulatory Tier 1 leverage ratio was 10.12% at September 30, 2023 as compared to 10.30% at December 31, 2022. The increase in equity during the first nine months of 2023 was due to the addition of $28.6 million in net income, offset by a $5.3 million unfavorable swing in accumulated other comprehensive income/loss, due principally to changes in investment securities’ fair value, $8.5 million in share repurchases, and $10.4 million in dividends paid. The remaining difference is related to the impact of restricted stock.

EARNINGS PERFORMANCE

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is noninterest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as BOLI, equity investments, and investment gains. The majority of the Company’s noninterest expense is comprised of operating costs that facilitate offering a full range of banking services to our customers.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $28.1 million, for the third quarter of 2023, a $0.8 million decrease, or 3% over the third quarter of 2022, but increased $4.3 million, or 5%, to $84.5 million for the first nine months of 2023 relative to the same period in 2022.

Net interest income for the comparative year-to-date periods increased $4.3 million due primarily to the change in mix of interest-earning assets, moderated by an increase in interest rates paid on interest-bearing liabilities. There was a $64.0 million, or 3% increase in average loan and lease balances yielding 36 basis points higher for the same period, while average investment balances increased $157.0 million yielding 239 basis points higher for the same period as many investments are floating rate. Average interest-bearing liabilities increased $333.3 million, of which $47.1 million is an increase in deposit balances, $174.3 million is overnight or short-term borrowings, while $51.1 million is long term FHLB borrowings. The cost of interest-bearing liabilities was 171 bps higher for the comparative periods. The net impact of the mix and rate change was a 2 basis point decrease in our net interest margin for the nine-months ending September 30, 2023 as compared to the same period in 2022.

Interest expense was $14.3 million for the third quarter of 2023, an increase of $11.3 million, relative to the third quarter of 2022. For the first nine months of 2023, compared to the same period in 2022, interest expense increased $30.2 million to $36.1 million. The significant increase in interest expense is attributable to an unfavorable shift in interest-bearing liabilities and the impact of recent interest rate increases, as the average balance of deposits, including lower cost core deposits decreased $93.2 million while higher cost borrowed funds and wholesale brokered deposits increased by $352.7 million in the third quarter of 2023 as compared to the third quarter of 2022. For the year-to-date comparisons the increase is attributable to a shift from lower cost transaction accounts to higher cost time accounts as well as an increase in borrowed funds. For the first nine months of 2023, higher cost customer time deposits increased $218.9 million, wholesale brokered deposits increased $106.6 million and borrowed funds increased $247.5 million, while lower cost or no cost deposits decreased $278.4 million. Future interest expense could be adversely affected if the shift from lower cost transaction accounts to higher cost accounts continues in the current interest rate environment.

The Company had $1.3 billion in adjustable and variable rate loans and $569.8 million in floating rate collateralized loan obligations, as compared to $414.7 million in floating rate CDs and $35.6 million in floating rate trust preferred securities at September 30, 2023. $245.3 million of the Company’s adjustable and variable rate loans have the ability to reprice in the next twelve months.

The Company continues to offer variable rate CDs which are indexed to prime. These variable rate CDs increased $85.4 million or 26%, to $414.7 million at September 30, 2023, as compared to $329.3 million at December 31, 2022. Due to the increases in the prime rate during 2022 and 2023, interest expense on variable rate CDs has increased $14.0 million for the first nine months of 2023 over the first nine months of 2022. These CDs require a minimum balance and pay a rate that is 375 – 600 basis points below the Wall Street Journal Prime rate, with a 20 basis point minimum rate.

Our net interest margin was 3.30% for the third quarter of 2023, as compared to 3.39% for the linked quarter and 3.63% for the third quarter of 2022. While the yield of interest-earning assets increased 21 basis points for the third quarter of 2023 as compared to the linked quarter, the cost of interest-bearing liabilities increased 27 basis points for the same period of comparison. The average balance of interest-earning assets increased $24.7 million for the linked quarter while the increase in interest-bearing liabilities was $9.0 million for the same period. The shift in deposit balances from lower cost transaction accounts to higher cost time certificates and overnight borrowed funds exacerbates the margin compression in the linked quarter.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	September 30, 2023			September 30, 2022
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$23,760	$415	6.93%	$21,845	$103	1.87%
Taxable	1,005,372	14,375	5.67%	851,683	7,646	3.56%
Non-taxable	345,645	2,679	3.89%	336,567	2,346	3.50%
Total investments	1,374,777	17,469	5.25%	1,210,095	10,095	3.51%

Loans:(3)
Real estate	1,854,055	20,764	4.44%	1,862,738	19,808	4.22%
Agricultural	37,096	649	6.94%	29,724	274	3.66%
Commercial	90,348	1,392	6.11%	75,482	973	5.11%
Consumer	4,303	87	8.02%	4,228	132	12.39%
Mortgage warehouse lines	100,549	2,004	7.91%	46,969	623	5.26%
Other	2,381	19	3.17%	2,349	23	3.88%
Total loans	2,088,732	24,915	4.73%	2,021,490	21,833	4.28%
Total interest-earning assets (4)	3,463,509	42,384	4.94%	3,231,585	31,928	4.00%
Other earning assets	17,355			15,717
Non-earning assets	275,883			255,529
Total assets	$3,756,747			$3,502,831

Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$141,745	$413	1.16%	$197,731	$131	0.26%
NOW	427,278	68	0.06%	531,205	80	0.06%
Savings accounts	408,158	69	0.07%	485,167	73	0.06%
Money market	127,649	194	0.60%	151,816	25	0.07%
Time deposits	557,504	6,514	4.64%	313,764	1,377	1.74%
Brokered deposits	162,065	1,509	3.69%	63,529	75	0.47%
Total interest-bearing deposits	1,824,399	8,767	1.91%	1,743,212	1,761	0.40%
Borrowed funds:
Repurchase agreements	83,222	53	0.25%	113,933	70	0.24%
Other borrowings	330,221	4,286	5.15%	45,597	320	2.78%
Long-term debt	49,268	429	3.45%	49,182	427	3.44%
Subordinated debentures	35,590	762	8.49%	35,409	439	4.92%
Total borrowed funds	498,301	5,530	4.40%	244,121	1,256	2.04%
Total interest-bearing liabilities	2,322,700	14,297	2.44%	1,987,333	3,017	0.60%
Demand deposits - noninterest-bearing	1,064,962			1,140,840
Other liabilities	58,340			67,603
Shareholders' equity	310,745			307,055
Total liabilities and shareholders' equity	$3,756,747			$3,502,831
Interest income/interest-earning assets			4.94%			4.00%
Interest expense/interest-earning assets			1.64%			0.37%
Net interest income and margin(5)		$28,087	3.30%		$28,911	3.63%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan (costs) fees and loan acquisition FMV amortization were $(0.3) million and $0.1 million for the quarters ended September 30, 2023 and 2022, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the nine months ended			For the nine months ended
	September 30, 2023			September 30, 2022
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$21,504	$861	5.35%	$120,359	$466	0.52%
Taxable	991,302	39,848	5.37%	783,384	15,613	2.66%
Non-taxable	353,173	8,233	3.95%	305,212	5,926	3.29%
Total investments	1,365,979	48,942	5.00%	1,208,955	22,005	2.61%

Loans:(3)
Real estate	1,860,504	61,491	4.42%	1,820,568	57,792	4.24%
Agricultural	31,232	1,578	6.76%	31,376	809	3.45%
Commercial	81,397	3,564	5.85%	84,301	3,351	5.31%
Consumer	4,260	263	8.25%	4,313	545	16.89%
Mortgage warehouse lines	79,438	4,779	8.04%	52,650	1,626	4.13%
Other	2,443	61	3.34%	2,066	88	5.69%
Total Loans	2,059,274	71,736	4.66%	1,995,274	64,211	4.30%
Total interest-earning assets (4)	3,425,253	120,678	4.80%	3,204,229	86,216	3.66%
Other earning assets	16,680			15,675
Non-earning assets	271,949			235,516
Total assets	$3,713,882			$3,455,420
Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$145,316	$731	0.67%	$207,319	$357	0.23%
NOW	454,900	214	0.06%	540,078	243	0.06%
Savings accounts	431,143	196	0.06%	477,904	210	0.06%
Money market	128,856	291	0.30%	152,912	71	0.06%
Time Deposits	520,105	17,043	4.38%	301,173	2,052	0.91%
Brokered deposits	167,782	4,235	3.37%	61,189	172	0.38%
Total interest-bearing deposits	1,848,102	22,710	1.64%	1,740,575	3,105	0.24%
Borrowed funds:
Repurchase agreements	88,707	199	0.30%	110,505	228	0.28%
Other borrowings	262,755	9,828	5.00%	15,480	322	2.78%
Long-term debt	49,246	1,286	3.49%	49,162	1,284	3.49%
Subordinated debentures	35,545	2,120	7.97%	35,365	1,024	3.87%
Total borrowed funds	436,253	13,433	4.12%	210,512	2,858	1.82%
Total interest-bearing liabilities	2,284,355	36,143	2.12%	1,951,087	5,963	0.41%
Demand deposits - noninterest-bearing	1,062,114			1,122,556
Other liabilities	59,674			58,393
Shareholders' equity	307,739			323,384
Total liabilities and shareholders' equity	$3,713,882			$3,455,420
Interest income/interest-earning assets			4.80%			3.66%
Interest expense/interest-earning assets			1.41%			0.25%
Net interest income and margin(5)		$84,535	3.39%		$80,253	3.41%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan (costs) fees and loan acquisition FMV amortization were $(0.7) million and $0.9 million for the nine months ended September 30, 2023 and 2022, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2023 over 2022				2023 over 2022
	Increase (decrease) due to				Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$9	$279	$24	$312	$(383)	$4,353	$(3,575)	$395
Taxable	1,380	4,531	818	6,729	4,144	15,877	4,214	24,235
Non-taxable	16	263	54	333	1,179	1,189	(61)	2,307
Total investments (1)	1,405	5,073	896	7,374	4,940	21,419	578	26,937
Loans:
Real estate	(92)	1,053	(5)	956	1,268	2,379	52	3,699
Agricultural	68	246	61	375	(4)	777	(4)	769
Commercial	192	190	37	419	(115)	340	(12)	213
Consumer	2	(46)	(1)	(45)	(7)	(278)	3	(282)
Mortgage warehouse	711	313	357	1,381	827	1,542	784	3,153
Other	—	(4)	—	(4)	16	(36)	(7)	(27)
Total loans (1)	881	1,752	449	3,082	1,985	4,724	816	7,525
Total interest-earning assets (1)	$2,286	$6,825	$1,345	$10,456	$6,925	$26,143	$1,394	$34,462
Liabilities
Interest-bearing deposits:
Demand deposits	$(37)	445	(126)	$282	$(107)	$686	(205)	$374
NOW	(16)	5	(1)	(12)	(38)	11	(2)	(29)
Savings accounts	(12)	9	(1)	(4)	(21)	8	(1)	(14)
Money market	(4)	206	(33)	169	(11)	274	(43)	220
Time deposits	1,070	2,289	1,778	5,137	1,492	7,817	5,682	14,991
Brokered deposits	116	517	801	1,434	300	1,372	2,391	4,063
Total interest-bearing deposits (1)	1,117	3,471	2,418	7,006	1,615	10,168	7,822	19,605
Borrowed funds:
Repurchase agreements	(19)	3	(1)	(17)	(45)	20	(4)	(29)
Other Borrowings	1,997	272	1,697	3,966	5,144	257	4,105	9,506
Long-term debt	1	1	—	2	1	1	—	2
Subordinated debt	2	319	2	323	5	1,085	6	1,096
Total borrowed funds (1)	1,981	595	1,698	4,274	5,105	1,363	4,107	10,575
Total interest-bearing liabilities (1)	3,098	4,066	4,116	11,280	6,720	11,531	11,929	30,180
Net interest income (1)	$(812)	$2,759	$(2,771)	$(824)	$205	$14,612	$(10,535)	$4,282
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the third quarter of 2023 relative to the third quarter of 2022 was an unfavorable $0.8 million; this is primarily from an unfavorable volume variance of $3.1 million in interest-bearing liabilities, as the average balance of interest-bearing liabilities increased $335.4 million from the comparative quarter. There was a favorable rate variance of $2.8 million from the comparative quarter since the weighted average yield on interest-earning assets more than offset the increase in the average yield unfavorable variance on interest-bearing liabilities. There was an unfavorable mix variance of $2.8 million primarily from the shift in customer deposit transaction accounts into higher cost variable rate time certificates combined with a higher level of borrowed funds. The Company’s net interest margin for the third quarter of 2023 was 3.30%, as compared to 3.63% for the third quarter of 2022.

The volume variance calculated for the first nine months of 2023 relative to the first nine months of 2022 reflects a favorable variance of $0.2 million, a favorable rate variance of $14.6 million, and an unfavorable mix variance of $10.5 million. There were increases in loan and investment security balances for a favorable volume variance of $6.9 million which was mostly offset by a $6.7 million increase in interest-bearing liabilities. There was a positive rate variance on interest-earning assets of $26.1 million for the first nine months of 2023 partially offset by a $11.5 million rate increase in interest-earning liabilities. The Company’s net interest margin for the first nine months of 2023 was 3.39%, as compared to 3.41% in the first nine months of 2022.

At September 30, 2023, approximately 4% of our total portfolio, or $81.3 million, consists of variable rate loans. At September 30, 2023, our outstanding fixed rate loans represented 38% of our loan portfolio. The remaining 58% of our loan portfolio at September 30, 2023 consists of adjustable-rate loans; 67% of these loans (approximately $819.2 million) will not have the ability to reprice for at least another 3 years. These loans are typically adjustable every five years after the initial adjustment. Approximately $100.6 million of these adjustable-rate loans have the ability to reprice in the fourth quarter of 2023, which will have a positive impact on earnings.

Cash balances for the quarterly comparisons have stabilized but for the year-to-date comparison have decreased, which had a positive impact on our net interest margin since cash balances earn considerably lower yields than other earning assets. Average cash and due from banks was $23.8 million, an increase of $1.9 million for the third quarter of 2023 as compared to the same period last year, and was $98.9 million lower for the first nine months of 2023 as compared to the same period in 2022.

Overall average investment securities increased by $162.8 million for the third quarter of September 30, 2023, as compared to September 30, 2022, and increased by $255.9 million for the first nine months of 2023 as compared to the same period in 2022. For the quarter ending September 30, 2023, over the same period for 2022, average non-taxable securities increased $9.1 million and taxable securities increased $153.7 million. For the first nine months of 2023 over the same period in 2022, average non-taxable securities increased $48.0 million and taxable securities increased $207.9 million. The overall investment portfolio had a tax-equivalent yield of 5.07% at September 30, 2023, with an average life of 7.07 years and average effective duration of 1.6 years for available-for-sale securities. Approximately $569.8 million of the investment securities reprice every 90 days and $52.2 million are subordinated debt with an initial fixed rate period of 5 years and floating thereafter.

Interest expense was $14.3 million for the third quarter of 2023, an increase of $11.3 million, relative to the third quarter of 2022. For the first nine months of 2023, compared to the same period in 2022, interest expense increased $30.2 million to $36.1 million. The significant increase in interest expense is attributable to an unfavorable shift in interest-bearing liabilities and the impact of interest rate increases, as the average balance of deposits, including lower cost core deposits decreased $93.2 million while higher cost borrowed funds and wholesale brokered deposits increased by $352.7 million in the third quarter of 2023 as compared to the third quarter of 2022. For the year-to-date comparisons the increase is attributable to a shift from lower cost transaction accounts to higher cost time accounts, as well as an increase in borrowed funds. For the first nine months of 2023, higher cost customer time deposits increased $218.9 million wholesale brokered deposits increased $106.6 million and borrowed funds increased $247.5 million, while lower cost or no cost deposits decreased $278.4 million.

Average noninterest-bearing demand deposits decreased $75.9 million or 7% for the third quarter of 2023 as compared to the third quarter of 2022 and decreased $60.4 million or 5% for the first nine months of 2023 as compared to the first nine months of 2022.

PROVISION FOR CREDIT LOSSES ON LOANS

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans. The Company recorded a benefit related to a credit loss provision for loans of $0.03 million in the third quarter of 2023 relative to a provision for credit losses on loans of $1.3 million in the third quarter of 2022 and a $0.2 million provision for credit losses on loans in the first nine months of 2023 as compared to $4.2 million in the same period in 2022. The Company's $1.3 million decrease in the provision for credit losses on loans in the third quarter of 2023 as compared to the third quarter of 2022, and the $4.0 million decrease for the first nine months of 2023 as compared to the same period in 2022 was favorably impacted by lower charge-offs of loans. The decrease in net charge-offs in the first nine months of 2023 was primarily related to a single office building loan relationship that was sold at a discount due to an increased risk of default that would have likely led to a prolonged collection period and a single dairy loan relationship.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded net loan charge-offs of $0.1 million in the third quarter of 2023 as compared to $0.2 million for the third quarter of 2022 and $0.4 million in the first nine months of 2023 as compared to $4.3 million for the comparative period in 2022.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three and nine-month periods ended September 30, 2023, and 2022:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Noninterest income:	2023	2022	2023	2022
Service charges and fees on deposit accounts	$6,055	$6,008	$17,127	$17,464
Net gains on sale of securities available-for-sale	—	—	396	1,032
Bank-owned life insurance	558	(23)	1,388	(1,252)
Other	1,149	627	3,444	5,870
Total noninterest income	$7,762	$6,612	$22,355	$23,114
As a % of average interest-earning assets (1)	0.89%	0.81%	0.87%	0.96%

Noninterest expense:
Salaries and employee benefits	$12,623	$11,521	$37,567	$35,070
Occupancy and equipment costs	2,482	2,470	7,251	7,170
Advertising and marketing costs	723	466	1,646	1,322
Data processing costs	1,369	1,564	4,433	4,574
Deposit services costs	2,048	2,450	6,603	7,112
Loan services costs
Loan processing	174	128	452	426
Foreclosed assets	(60)	(3)	665	84
Other operating costs	765	912	3,244	3,879
Professional services costs
Legal & accounting services	493	535	1,623	1,753
Director's costs	732	(143)	1,733	(1,192)
Other professional service	707	855	2,053	2,306
Stationery & supply costs	148	114	414	315
Sundry & tellers	358	127	838	463
Total noninterest expense	$22,562	$20,996	$68,522	$63,282
As a % of average interest-earning assets (1)	2.58%	2.58%	2.67%	2.64%
(1)	Annualized

Noninterest Income:

Total noninterest income increased $1.2 million, or 17%, for the quarter ended September 30, 2023, as compared to the same quarter in 2022, and decreased $.08 million, or 3% for the year-to-date period ended September 30, 2023 as compared to the same period in 2022. Service charges and fees on deposit accounts increased by $0.1 million, or 1%, to $6.1 million in the third quarter of 2023 as compared to the third quarter of 2022. This service charge income was $0.3 million lower, or 2% in the first nine months of 2023, as compared to the same period in 2022. These decreases in the quarterly and year-to-date comparisons are primarily due to decreases in ATM and debit card income.

BOLI income increased by $0.6 million for the third quarter of 2023 as compared to the third quarter of 2022, and $2.6 million for the first nine months of 2023 as compared to the same period in 2022. The variance is due mostly to fluctuations in underlying values of assets in the separate account BOLI policies that are designed to have similar assets to those in the deferred compensation plans. Thus, the higher values in BOLI policies are offset by higher deferred compensation expense reflected primarily in director fees expense. At September 30, 2023, there was $41.5 million in traditional BOLI policies and $9.9 million in separate account BOLI policies associated with the deferred compensation plans.

In the “other” category of noninterest income there was a $0.5 million increase in the third quarter of 2023 as compared to the third quarter of 2022, and a $2.4 million decrease in the first nine months of 2023 as compared to the same period in 2022. The quarterly comparison was positively impacted by an increase in life insurance proceeds for $0.3 million, and $0.4 million in quarterly income from an equity investment in an SBA loan fund. The year-to-date increases were unfavorably impacted by a $1.0 million gain on the sale of debt securities, $3.6 million from gains on the sale of other assets, and the recovery of prior period legal expenses in 2022 with no like sales or recoveries in 2023. Partially offsetting these 2022 events was year-to-date income from an equity investment in an SBA Loan fund for $1.0 million.

Noninterest Expense:

Total noninterest expense increased by $1.6 million, or 7%, in the third quarter of 2023 relative to the third quarter of 2022, and by $5.2 million, or 8%, for the first nine months of 2023 as compared to the same period in 2022. Salaries and Benefits were $1.1 million, or 10%, higher in the third quarter of 2023 as compared to the third quarter of 2022 and $2.5 million, or 7%, higher for the first nine months of 2023 compared to the same period in 2022. The reason for this increase is primarily due to increased salary expense due to the hiring of new lending teams and management staff for both the quarterly and year-to-date comparisons. There were 487 full-time equivalent employees at September 30, 2023 as compared to 491 at December 31, 2022 and 500 at September 30, 2022.

Occupancy expenses were relatively unchanged for the third quarter and the first nine-months of 2023 as compared to the same periods in 2022.

Other noninterest expense increased $0.5 million, or 6%, for the third quarter 2023 as compared to the third quarter in 2022, and increased $2.7 million, or 13% for the first nine months of 2023 as compared to the same period in 2022. The variances for the third quarter of 2023 compared to the same period in 2022 was primarily driven by a $0.6 million unfavorable variance in directors deferred compensation expense, linked to the changes in BOLI income, higher FDIC assessment costs, increased marketing costs associated with a deposit acquisition campaign and elevated debit card losses due to a conversion of debit card systems. These increased expenses were partially offset by lower costs in core processing, debit card processing and ATM network costs. For the year-over-year comparison, the categories of increase were the same as with the quarterly comparison, along with a $0.2 million decrease in deposit statement costs offset by increased foreclosed asset costs related to the foreclosure and subsequent sale of one large loan relationship in the first quarter of 2023.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 25.8% of pre-tax income in the third quarter of 2023 relative to 25.1% in the third quarter of 2022, and 25.3% of pre-tax income for the first nine months of 2023 relative to 26.1% for the same period in 2022. The change in the effective tax rate for the quarter ended September 30, 2023 as compared to the same quarter in 2022 was due to a decrease in available tax credits. The change in effective tax rate for the year-to-date comparisons is due to the volatility in the Corporate Owned Life Insurance asset value associated with our non-qualified deferred compensation plans. In the third quarter and first nine months of 2023, the investments associated with the non-qualified deferred compensation plans increased in value, generating non-taxable income for the third quarter, and first nine months of 2023 while decreasing in value in the third quarter and first nine months of 2022 resulting in a non-deductible expense.

BALANCE SHEET ANALYSIS

EARNING ASSETS

The Company’s interest-earning assets are comprised of loans and investments, including overnight investments and surplus balances held in interest-earning accounts in our Federal Reserve Bank account. The composition, growth characteristics, and credit quality of both of those components are significant determinants of the Company’s financial condition. Investments are analyzed in the section immediately below, while the loan portfolio and other factors affecting earning assets are discussed in the sections following investments.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $1.3 billion, or 36% of total assets at September 30, 2023, and $1.3 billion, or 35% of total assets at December 31, 2022. The increase was primarily due to purchases of U.S. government agency securities and AAA and AA tranches of adjustable rate collateralized loan obligations.

The Company carries “available for sale” investments at their fair market values and “held to maturity” investments at amortized cost net of allowance for credit losses. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable. The expected effective duration was 1.6 years for available-for-sale investments and 6.7 years for held-to-maturity investments at September 30, 2023, as compared to 1.8 years for available-for-sale investments and 6.4 years for held-to-maturity investments at December 31, 2022.

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

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2023		December 31, 2022
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$107,084	8.03%	$50,599	3.98%
Mortgage-backed securities	102,951	7.72%	122,532	9.63%
State and political subdivisions	178,314	13.37%	205,980	16.20%
Corporate bonds	52,235	3.92%	57,435	4.52%
Collateralized loan obligations	569,793	42.70%	498,377	39.18%
Total available for sale	1,010,377	75.74%	934,923	73.51%
Held to maturity
U.S. government agencies	5,557	0.42%	6,047	0.48%
Mortgage-backed securities	145,658	10.92%	157,473	12.38%
State and political subdivisions	172,329	12.92%	173,361	13.63%
Total held to maturity	323,544	24.26%	336,881	26.49%
Total securities	$1,333,921	100.00%	$1,271,804	100.00%

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, customer repurchase agreements, and other purposes as required or permitted by law totaled $477.4 million at September 30, 2023 and $183.5 million at December 31, 2022, leaving $0.9 million in unpledged debt securities at September 30, 2023 and $1.1 billion at December 31, 2022. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $326.3 million at September 30, 2023 and $43.1 million at December 31, 2022.

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both September 30, 2023 and December 31, 2022 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of September 30, 2023 and December 31, 2022 was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	US Government Agencies are supported by the full faith and credit-worthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either September 30, 2023 or December 31, 2022.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either September 30, 2023 or December 31, 2022.

●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both September 30, 2023 and December 31, 2022 noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. On a quarterly basis management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both September 30, 2023 and December 31, 2022 management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly, these metrics include credit quality, reserve adequacy, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of September 30, 2023 and December 31, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both September 30, 2023 and December 31, 2022 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads due to changes in supply or demand, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

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

Loan Distribution

(dollars in thousands, unaudited)

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Real estate:
Residential real estate	$419,940	20.21%	$438,731	21.61%
Commercial real estate	1,331,894	64.10%	1,308,328	64.47%
Other construction/land	7,376	0.35%	18,358	0.90%
Farmland	91,217	4.39%	113,594	5.60%
Total real estate	1,850,427	89.04%	1,879,011	92.57%
Other commercial	138,786	6.68%	104,135	5.13%
Mortgage warehouse lines	107,584	5.18%	65,439	3.22%
Consumer loans	4,176	0.20%	4,232	0.21%
Total loans	2,100,973	101.11%	2,052,817	101.14%
Allowance for credit losses on loans	(23,060)	(1.11)%	(23,060)	(1.14)%
Total loans, net	$2,077,913	100.00%	$2,029,757	100.00%

Gross loans at $2.1 billion, increased $48.2 million during the first nine months of 2023 with an overall 2% change year-to-date. The net change did have offsetting components with the larger fluctuations being a $42.1 million increase in mortgage warehouse line utilization, a $22.7 million increase in commercial real estate, and a $35.5 million increase in other commercial loans. Unfavorable larger loan variances include an $18.7 million decrease in residential real estate, a $22.4 million decrease in farmland and an $11.0 million decrease in other construction.

As indicated in the loan roll forward below, new credit extended for the third quarter of 2023 decreased $14.0 million and for the first nine months of 2023 decreased $66.4 million over the same periods in 2022. For the nine months ended 2023, we had $111.2 million in loan paydowns and maturities, along with a $42.1 million increase in mortgage warehouse line utilization and a $41.7 million decrease in line of credit utilization.

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:			For the nine months ended:
	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Gross loans beginning balance	$2,094,391	$2,033,968	$2,022,662	$2,052,940	$1,989,726
New credit extended	68,980	37,030	82,958	158,619	225,054
Loan purchases	—	—	—	—	173,082
Changes in line of credit utilization	(22,517)	6,622	(7,811)	(41,685)	(45,201)
Change in mortgage warehouse	(3,032)	42,145	(11,581)	42,146	(54,630)
Pay-downs, maturities, charge-offs and amortization (1)	(37,012)	(25,374)	(65,864)	(111,210)	(267,667)
Gross loans ending balance	2,100,810	2,094,391	2,020,364	2,100,810	2,020,364
(1)	Includes $1.6 million from the sale of a performing loan during the second quarter of 2022.

Over the past two years, the Company has strategically focused on reducing concentrations in commercial real estate, especially amongst areas management deemed to be higher risk such as construction and office real estate. At September 30, 2023 the total regulatory CRE ratio of total CRE over Tier 1 Capital plus allowance was 243%, compared to 243% for the linked quarter and 246% at December 31, 2022 which positions us well for growth. Further, the overall level of construction and land development lending had declined to 2% of regulatory capital plus allowance for credit losses at September 30, 2023. Overall committed non-owner occupied commercial real estate is 253% of regulatory capital plus allowance for credit losses and is 13.6% of total commitments at September 30, 2023. Office real estate loans are 48% of regulatory capital plus allowance for credit losses and are adjustable rates with most rate adjustments occurring beyond two years. During the next twenty-four months, we have 43 office commercial real estate loans totaling $40.9 million that have scheduled interest rate resets. The Bank’s practice is to make commercial real estate loans with an “at origination” loan-to-value of 65% or lower using conservative underwriting standards. Over the past two years, noting the affect the pandemic had on the office building sector, new production of commercial real estate loans in this segment have been discouraged, resulting in reduced loan originations.

Regarding line utilization, unused commitments, excluding mortgage warehouse and overdraft lines, were $216.8 million at September 30, 2023, compared to $219.7 million at December 31, 2022. Total utilization excluding mortgage warehouse and overdraft lines was 60% at September 30, 2023 and 59% at December 31, 2022. Mortgage warehouse utilization was 30% at September 30, 2023, compared to 10% at December 31, 2022.

It should be noted that the mortgage warehouse lines were moved to repurchase agreement lines that provide stronger credit protection to the Company, as well as more favorable regulatory capital treatment as these repurchase lines are not considered off-balance sheet commitments.

PPP loans continue to decline as borrowers receive forgiveness on these loans. There were nine loans for $0.4 million outstanding at September 30, 2023, compared to fourteen loans for $1.8 million at December 31, 2022.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, in addition to foreclosed assets which is primarily OREO, but can include other foreclosed assets.

Nonperforming assets

(dollars in thousands, unaudited)

	September 30, 2023	December 31, 2022	September 30, 2022
Nonperforming Loans:
Real estate:
Residential real estate	$446	$688	$546
Farmland	—	15,812	18,270
Total Real Estate nonperforming loans	446	16,500	18,816
Other commercial	335	3,072	7,956
Consumer loans	—	7	—
Total Nonperforming Loans	781	19,579	26,772

Foreclosed assets	—	—	—
Total Nonperforming Assets	$781	$19,579	$26,772
Nonperforming loans as a % of total gross loans	0.04%	0.95%	1.33%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.04%	0.95%	1.33%

Total nonperforming assets, comprised of nonaccrual loans and foreclosed assets, decreased by $18.8 million to $0.8 million for the first nine months of 2023. The Company's ratio of nonperforming loans to gross loans decreased to 0.4% at September 30, 2023 from 0.95% at December 31, 2022. The decrease resulted from a decrease in non-accrual loan balances, primarily as a result of the foreclosure and sale of one loan relationship in the dairy industry consisting of four separate loans in the first quarter of 2023. All the Company's nonperforming assets are individually evaluated for credit loss quarterly and management believes the established allowance for credit loss on such loans is appropriate.

There were no foreclosed assets at September 30, 2023 and December 31, 2022, however, when the Company does own foreclosed assets, they are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value. In January 2023, the Company foreclosed on $18.1 million of loans and the properties were sold prior to March 31, 2023.

An action plan is in place for each of our non-accruing loans and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $1.9 million in loans past due 30-89 days at September 30, 2023. This is a decrease of $0.3 million over the balance at December 31, 2022. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

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

The Company's allowance for credit losses on loans was $23.1 million both at September 30, 2023, and December 31, 2022, and $23.8 million at September 30, 2022. The allowance was 1.10% of total loans at September 30, 2023, 1.12% of total loans at December 31, 2022, and 1.18% of total loans at September 30, 2022. Management's detailed analysis indicates that the Company's allowance for credit losses on loan should be sufficient to cover credit losses for the life of the loans outstanding as of September 30, 2023, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the credit loss allowance for loans. A separate allowance of $0.6 million for potential credit losses inherent in unused commitments is included in other liabilities at September 30, 2023, down $0.2 million from December 31, 2022. As mentioned previously, a $0.9 million one-time adjustment was recorded to the reserve for unfunded commitments on January 1, 2022, upon the implementation of CECL.

The following table summarizes activity in the credit allowance for losses on loans for the noted periods:

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the year ended
	September 30,	September 30,	September 30,	September 30,	December 31,
Balances:	2023	2022	2023	2022	2022
Average gross loans outstanding during period (1)	$2,088,732	$2,021,490	$2,059,274	$1,995,274	$2,006,283
Gross Loans outstanding at end of period	$2,100,810	$2,020,364	$2,100,810	$2,020,364	$2,052,940

Allowance for credit losses on loans:
Balance at beginning of period	$23,010	$22,802	$23,060	$14,256	$14,256
Adoption of ASC 326	—	—	—	9,454	9,454
Provision charged to expense	117	1,212	444	4,360	10,898
Charge-offs
Real estate
Commercial real estate	—	—	—	1,911	1,911
Farmland	—	—	1,248	1,958	4,418
Total real estate	—	—	1,248	3,869	6,329
Other commercial	115	84	505	456	5,109
Consumer loans	426	372	1,292	984	1,396
Total	$541	$456	$3,045	$5,309	$12,834
Recoveries
Real estate
Residential real estate	$—	$—	$205	$99	$99
Commercial real estate	—	—	17	—	—
Other construction/land	—	—	—	259	260
Farmland	—	—	257	—	—
Total real estate	—	—	479	358	359
Other commercial	224	36	1,352	118	163
Consumer loans	250	196	770	553	764
Total	$474	$232	$2,601	$1,029	$1,286
Net loan charge offs	$67	$224	$444	$4,280	$11,548
Balance at end of period	$23,060	$23,790	$23,060	$23,790	$23,060

RATIOS
Net charge-offs to average Loans (annualized)	0.01%	0.04%	0.03%	0.29%	0.58%
Allowance for credit losses on Loans to gross Loans at end of period	1.10%	1.18%	1.10%	1.18%	1.12%
Net loan charge-offs to allowance for credit losses on Loans at end of period	0.29%	0.94%	1.93%	17.99%	50.08%
Net loan charge-offs to provision for credit losses on Loans	57.26%	18.48%	100.00%	98.17%	105.96%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s credit allowance for losses on loans at September 30, 2023 represents Management’s best estimate of expected losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $548.8 million at September 30, 2023 and $895.6 million at December 31, 2022, representing approximately 44% of gross loans outstanding at September 30, 2023 and 44% at December 31, 2022. Included in

unused commitments are mortgage warehouse lines which are mostly in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $254.4 million at September 30, 2023 and $594.6 million at December 31, 2022. The decline in unused commitments during 2023 is primarily due to a decline in mortgage warehouse lines as the Company strategically reduced availability under the existing lines while increasing the number of lines outstanding. Unused commitments exclusive of mortgage warehouse lines and overdraft lines of credit, have decreased $2.9 million or 1% for the first nine months of 2023 and are due to a decrease in new lines of credit. The Company also had undrawn letters of credit issued to customers totaling $6.0 million at both September 30, 2023 and December 31, 2022. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain local agency deposits which totaled $72.6 million at September 30, 2023. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into investments or loans, subject to the bank’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $88.5 million at September 30, 2023 relative to $72.8 million at December 31, 2022.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.6 million during the first nine months of 2023, to $21.9 million. This decline was primarily a result of normal depreciation, the disposal of obsolete equipment, net of new purchases.

Goodwill was $27.4 million at September 30, 2023, unchanged during the first nine months of 2023. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. The annual goodwill impairment test was last performed on October 1, 2023, and it was determined that no impairment existed. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2024.

Bank-owned life insurance, with a balance of $51.3 million at September 30, 2023, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$1,059,878	36.94%	$1,088,199	38.23%
Interest-bearing demand deposits	134,117	4.67%	150,875	5.30%
NOW	427,140	14.88%	490,707	17.24%
Savings	400,940	13.97%	456,980	16.06%
Money market	130,914	4.56%	139,795	4.91%
Time	551,731	19.23%	399,608	14.04%
Brokered deposits	165,000	5.75%	120,000	4.22%
Total deposits	$2,869,720	100.00%	$2,846,164	100.00%

Deposit balances grew by $23.6 million, or 1%, during the first nine months of 2023 to $2.9 billion at September 30, 2023. Core non-maturity deposits decreased $173.6 million, or 7%, for the first nine months of 2023, while customer time deposits increased by $152.1 million, or 38% due mostly to an increase in variable rate CD accounts by existing customers seeking higher interest rates on their deposits. Brokered deposits increased $45.0 million during the first nine months of 2023, or 38%; to take advantage of preferential pricing over other forms of borrowed funds. Overall noninterest-bearing deposits as a percent of total deposits decreased to 36.9% at September 30, 2023, compared to 38.2% at December 31, 2022, and from 38.8% at September 30, 2022.

Overall uninsured deposits are estimated to be approximately $830.3 million, or 29% of total deposit balances, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $225 million of combined pass-through FDIC insurance per customer which would more than cover each of the Bank’s deposit customers if such customer desired to have such pass-through insurance. The Bank maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At September 30, 2023, the Company had approximately 121,000 accounts and the 25 largest deposit balance customers had balances of approximately 12% of overall deposits. During the second and third quarters of 2023, except for seasonality fluctuations in the normal course of business there has been no change in the composition of our 25 largest deposit balance customers.

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

Total non-deposit interest-bearing liabilities increased by $83.9 million, during the first nine months of 2023 primarily due to an increase in long term FHLB borrowings. This was a strategic decision to take advantage of longer term pricing as a partial on-balance sheet match to longer term loans due to the current inverted yield curve and to provide longer-term interest rate risk mitigation.

Customer repurchase agreements declined from $109.2 million at December 31, 2022 to $94.9 million at September 30, 2023. Customer repurchase agreements provide collateral for customers that sweep excess deposit balances each day into a separate repurchase agreement account where the Company effectively sells certain government bonds to customers daily and then repurchase the same bonds on the next business day. Although these accounts are not deposits and are not FDIC insured, they provide customers with larger account balances the ability to have their account secured with collateral.

Overnight and short-term borrowings increased $18.0 million to $237.0 million at September 30, 2023 from $219.0 million at December 31, 2022 and consist of overnight borrowings from correspondent banks and the FHLB, and short-term FHLB borrowings.

Long-term debt at September 30, 2023 consisted of $49.3 million of subordinated debt. This remained relatively unchanged from December 31, 2022. Subordinated debentures related to $35.6 million of trust preferred securities at September 30, 2023 and $35.5 million at December 31, 2022. Trust preferred securities are variable rate instruments benchmarked against the Secured Overnight Financing Rate (SOFR).

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $62.9 million at September 30, 2023 as compared to $45.1 million at December 31, 2022, an increase of $17.8 million or 39%. The increase was primarily driven by ICS transactions that have not settled as of September 30, 2023.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

The Company continues to have substantial liquidity though unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio was 73% at September 30, 2023 and 72% at December 31, 2022.

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

At September 30, 2023, and December 31, 2022, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	September 30, 2023	December 31, 2022
Cash and cash equivalents	$88,542	$77,131
Unpledged investment securities	854,730	1,097,164
Excess pledged securities	326,343	43,096
FHLB borrowing availability	657,548	718,842
Unsecured lines of credit	362,785	237,000
Funds available through fed discount window	383,943	42,278
Totals	$2,673,891	$2,215,511

The Company did not participate in the Federal Reserve Bank Term Funding Program in 2023. Unpledged investment securities include $290.5 million of CLOs. As CLOs have a rate that resets every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower rate fixed term securities such as US government bonds or municipal bonds. During the first nine months of 2023, the Bank sold a few CLOs at a modest gain and expects to continue to utilize the CLO portfolio for both interest rate risk management and liquidity purposes.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at September 30, 2023 and December 31, 2022. Other sources of liquidity include the brokered deposit market, deposit listing services, Intrafi, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio and net loans to deposits were 31.5% and 71.8%, respectively, at September 30, 2023, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at September 30, 2023, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of September 30, 2023, the holding company maintained a cash balance of $14.7 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 which was filed with the SEC.

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

To identify areas of potential exposure to interest rate changes, we utilize commercially available modeling software to perform monthly earnings simulations and calculate the Company’s market value of portfolio equity under varying interest rate scenarios. The model imports relevant information for the Company’s financial instruments and incorporates Management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Assumptions regarding deposit betas in the up cycles can range from 25 to 100% and from 0 to 50% in the down cycles depending on the deposit type. Deposit decay rate assumptions range from 5 to 10% and are based on historical averages. Prepayment speeds are based on three year historical averages. Various rate scenarios consisting of key rate and yield curve projections are then applied in order to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

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

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	September 30, 2023		September 30, 2022
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	(2.2)%	$(2,606)	6.4%	$8,374
+300	(1.6)%	$(1,880)	5.0%	$6,497
+200	(0.9)%	$(1,132)	3.6%	$4,729
+100	(0.4)%	$(520)	2.2%	$2,917
Base
-100	(3.2)%	$(3,872)	(5.6)%	$(7,353)
-200	(5.0)%	$(6,062)	(11.9)%	$(15,551)
-300	(9.1)%	$(11,051)	N/A	N/A
-400	(13.4)%	$(16,227)	N/A	N/A

For the period ending September 30, 2023, management believes that the Company was liability sensitive, with net income decreasing in a rising and declining rate scenarios.

The shift from being asset sensitive at September 30, 2022 to slightly liability sensitive at September 30, 2023, is primarily due to the change in assumptions regarding low cost deposits and loan betas. The base scenarios utilize a dynamic balance sheet based on expected growth.

At September 30, 2023, it was assumed that over twelve months, a portion of low-cost deposits would shift into higher cost deposits thus making the company slightly liability sensitive. Thus, as rates increase, more deposits will shift into higher-cost deposits. In addition, based on the magnitude of rate changes, interest rates on new loans did not increase at the rates modeled in 2022. To address this, the beta on loan yields was lowered in modeling interest rate risk in 2023, which has the impact of lowering the effect of future rate increases on interest income. Further, the Company has more variable rate liabilities at September 30, 2023 including overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings and in customer time deposits tied to the prime interest rate. Any change in interest rate in the model would expect to decrease net interest income. At September 30, 2023, the Company had $331.9 million in overnight and short term borrowings as compared to $215.1 million at September 30, 2022.

The change in net interest income is similar for the up 100, 200, 300, and 400 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to decline by $0.5 million, or 0.4%, relative to a stable interest rate scenario, with the unfavorable variance increasing as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates, net interest income would drop $3.9 million or a negative variance of 3%. The change in net interest income in the down 200 basis point scenario is a decrease of $6.1 million or 5%. As a significant portion of the Company’s deposits remain in noninterest-bearing accounts or low-cost deposit accounts, in a down rate scenario, these rates would not change or only change slightly. However, floating rate earning assets (loans and deposits) would reprice downward more than the decline in floating rate liabilities. All interest rate shock scenarios are within our internal policy guidelines, and we will continue to monitor our interest rate risk profile and implement remedial changes if deemed appropriate.

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

The modeled economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate fluctuations. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at anticipated replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time, as is evident in the tables below for the periods ending September 30, 2023 and 2022, respectively, as the Company’s balance sheet evolves and interest rate and yield curve assumptions are updated.

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates in the current rate environment.

Our EVE decreased in the past twelve months primarily from an increase in decay rates on certain non-maturity deposit accounts which significantly lowered the deposit values. The tables below show estimated changes in the Company’s EVE as modeled under different interest rate scenarios relative to the base case:

	September 30, 2023		September 30, 2022
Immediate change in Interest Rates (basis points)	% Change in Fair Value of Equity	$ Change in Fair Value of Equity	% Change in Fair Value of Equity	$ Change in Fair Value of Equity
+400	9.0%	$46,030	9.3%	$68,762
+300	8.1%	$41,401	7.7%	$56,711
+200	6.8%	$35,006	5.4%	$39,603
+100	4.2%	$21,321	2.4%	$17,782
Base
-100	(3.8)%	$(19,482)	(14.4)%	$(106,169)
-200	(18.7)%	$(95,916)	(31.1)%	$(229,698)
-300	(22.0)%	$(112,501)	N/A	N/A
-400	(9.5)%	$(48,392)	N/A	N/A

The table shows that our EVE is modeled to deteriorate in declining rate scenarios but should benefit from a parallel shift upward in the yield curve. The rate of increase in EVE accelerates the higher interest rates rise. This increase in sensitivity is caused by the increase in gross deposits, namely, an increase in noninterest-bearing deposits which become more valuable as interest rates rise. We also run stress scenarios for the unconsolidated Bank’s EVE to simulate the possibility of adverse movement in loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular, with material unfavorable variances occurring relative to the standard simulations shown above as decay rates are increased. Furthermore, while not as extreme as the variances produced by increasing non-maturity deposit decay rates, EVE also displays a relatively high level of sensitivity to unfavorable changes in deposit rate betas in rising interest rate scenarios.

The potential percentage change in EVE in all rate shock interest rate scenarios is within our internal policy guidelines. We continue to monitor our interest rate risk profile and implement remedial changes if deemed appropriate.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $308.9 million at September 30, 2023, comprised of $109.6 million in common stock, $4.9 million in additional paid-in capital, $227.6 million in retained earnings, and accumulated other comprehensive loss of $61.9 million. At the end of 2022, total shareholders’ equity was $303.6 million. The increase in equity during the first nine months of 2023 is due to net income of $28.6 million, offset by a $10.4 million dividend paid to shareholders, $8.5 million in share repurchases, and a $5.3 million unfavorable swing in other comprehensive income/(loss) due principally to changes in investment securities' fair value. The remaining difference is related to stock options and restricted stock during the first nine months of 2023.

The Company approved a new share repurchase program on October 20, 2022 (the 2023 Share Repurchase Plan) that was effective upon the expiration of the prior 2021 Share Repurchase Plan on October 31, 2022. The 2023 Share Repurchase Plan authorizes 630,000 shares to be repurchased and expires on October 31, 2023. Under the 2023 Share Repurchase Program, there were 481,094 shares repurchased in the first nine months of 2023.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	September 30,	December 31,	to be	Community Bank
	2023	2022	Well Capitalized (1)	Leverage Ratio (2)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	11.05%	10.99%	9.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	10.12%	10.30%	9.00%	N/A
(1)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(2)	If the subsidiary bank’s Leverage Ratio exceeds the minimum ratio under the Community Bank Leverage Ratio Framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s Leverage Ratio falls below the minimum under the Community Bank Leverage Ratio Framework.
(3)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period.

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

PART I – FINANCIAL INFORMATION

Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting, described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its Chief Executive and Chief Financial Officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgment in evaluating its controls and procedures.

Following the close of the quarter ended September 30, 2023, Senior Management of the Company self-identified certain errors relating to the miscoding of certain real estate loans for Call report purposes, a report that our banking subsidiary is required to file on a quarterly basis. Within the sub-categories of loans, 21 loans were coded incorrectly for Call report purposes and are currently on the balance sheet at 9/30/2023 for $58.8 million (out of $2.1 billion) in gross loans, some of which offset one another; 19 loans for $56.1 million were all reclassified within partially offsetting real estate secured categories and two loans for $2.7 million were originally coded inadvertently by purpose code instead of collateral code causing a reclassification from the commercial and industrial loan category to commercial real estate. The coding errors were considered by Management to be quantitatively material to loan classification detail provided in our Notes to previously filed Financial Statements. Although there was a control for verifying sub-categorization of Call report loan categories, the control in place did not detect the miscoding. Management determined that a key lending control was not operating effectively due to training issues of loan operations personnel, and thus was an operating deficiency rather than a design deficiency.

Management’s Plan to Remediate the Material Weakness

As a result of this material weakness, we have initiated and will continue to implement remediation measures, including, but not limited to, correcting the discovered errors in Call report sub-categorization of loans, increasing training on our existing internal controls that should have prevented the incorrect coding, and enhancing those internal controls. The Company completed a review of Call report categorization to discover any other improperly coded loans. As of this filing, Management believes that materially all previously incorrectly coded loans are now correctly coded. The Company has reassigned the responsibility for oversight of this control and added a compensating control of a monthly review for proper coding of all loans over $250,000 by someone independent of both the person assigning the coding of the loan and the person reviewing the loan during the boarding process. Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP. The material weakness will not be considered fully remediated, however, until the applicable enhanced controls operate for a sufficient period of time and management has concluded, through testing, that the Company’s controls are operating effectively.

Changes in Internal Controls

Except for the material weakness noted above, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In October 2023, the Board approved the 2023 Share Repurchase Plan by authorizing 1,000,000 shares of common stock for repurchase and expires on October 31, 2024. There were 481,094 shares purchased under the 2022 Share Repurchase Plan which had authorized 630,000 shares of common stock for repurchase and expired on October 31, 2023.

Stock Repurchases
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2023 - July 31, 2023	—	$—	—	248,434
August 1, 2023 - August 31, 2023	61,821	$20.07	61,821	186,613
September 1, 2023 - September 30, 2023	37,707	$20.01	37,707	148,906
Total	99,528	$20.04	99,528

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
10.1	Salary Continuation Agreement for James C. Holly (5)*
10.2	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.6	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.7	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.8	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.9	2007 Stock Incentive Plan (9)
10.10	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.11	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.14	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.15	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
10.16	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.17	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.18	2017 Stock Incentive Plan (13)*
10.19	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.21	Employment agreement dated as of November 15, 2019 for Christopher Treece, Chief Financial Officer (15)*
10.22	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, Chief Administrative Officer (16)*
10.23	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (17)*
10.24	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (18)*
10.25	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (19)*
10.26	Split Dollar Agreement for Albert Berra (20)*
10.27	10b5-1 Plan for Susan Abundis (22)
10.28	2023 Equity Based Compensation Plan (21) *
10.29	Employment agreement dated as of August 25, 2023 for Natalia Coen, Chief Risk Officer (23)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on May 25, 2022 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021 and incorporated herein by reference.
(5)	Filed as Exhibit 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as Exhibits 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.
(19)	Filed as Exhibit 10.25 to the form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference.
(20)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023 and incorporated herein by reference.
(21)	Filed as Exhibit 4.1 to the form S-8 filed with the SEC on June 15, 2023 and incorporated herein by reference.
(22)	Filed as Exhibit 10.27 to the form 10-Q filed with the SEC on August 3, 2023 and incorporated herein by reference.
(23)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023 and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 2, 2023	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

November 2, 2023	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

November 2, 2023	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer