Form 10-K
period 2023-12-31
SIERRA BANCORP
filed 2024-03-22
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $251 million, based on the closing price reported to the registrant on that date of $16.97 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of March 1, 2024 was 14,788,121.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1.       BUSINESS

General

The Company

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”). The Company has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of December 31, 2023, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise. At December 31, 2023, the Company had consolidated assets of $3.7 billion (including gross loans of $2.1 billion), liabilities totaling $3.4 billion (including deposits of $2.8 billion), and shareholders’ equity of $338.1 million. The Company’s liabilities include $35.7 million in debt obligations due to its trust subsidiaries, related to TRUPS issued by those entities.

The Bank

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. An agricultural loan production office was opened in 2022.

The Bank now maintains administrative offices, loan production offices, and 35 full-service branches in the following California locations:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue
Bakersfield:	Bakersfield California Office 4456 California Ave	Bakersfield Riverlakes Office 4060 Coffee Road	Bakersfield Ming Office 8500 Ming Avenue
Bakersfield East Hills Office 2501 Mt. Vernon Avenue
California City:	California City Office 8031 California City Blvd.
Clovis:	Clovis Office 1835 East Shaw Avenue
Delano:	Delano Office 1126 Main Street

Dinuba:	Dinuba Office 401 East Tulare Street
Exeter:	Exeter Office 1103 West Visalia Road
Farmersville:	Farmersville Office 400 West Visalia Road
Fillmore:	Fillmore Office 527 Sespe Avenue
Fresno:	Fresno Palm Office 7391 North Palm Avenue	Fresno Shaw Office 636 East Shaw Avenue	Fresno Sunnyside Office 5775 E. Kings Canyon Rd.
Hanford:	Hanford Office 427 West Lacey Boulevard
Lindsay:	Lindsay Office 142 South Mirage Avenue
Lompoc:	Lompoc Office 705 West Central Avenue
Ojai:	Ojai Office 402 West Ojai Avenue
Paso Robles:	Paso Robles Office 1207 Spring Street
Pismo Beach:	Pismo Beach Office 1401 Dolliver Street
Roseville:	Loan Production Office 915 Highland Point Dr., Ste. 160
Reedley:	Reedley Office 1095 West Manning Ave.
San Luis Obispo:	San Luis Obispo Office 500 Marsh Street
Santa Barbara:	Santa Barbara Office 21 East Carrillo Street
Santa Paula:	Santa Paula Office 901 East Main Street
Selma:	Selma Office 2450 McCall Avenue
Tehachapi:	Tehachapi Downtown Office 224 West “F” Street

Templeton: Three Rivers:	Commercial Credit Center 613 South Main Street Three Rivers Office 40884 Sierra Drive	Templeton Regional Office 624 South Main Street
Tulare:	Tulare Office 246 East Tulare Avenue	Tulare Prosperity Office 1430 East Prosperity Avenue
Ventura:	Ventura Office 89 South California Street
Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street
Woodlake:	Woodlake Office 232 N. Valencia Boulevard

Complementing the Bank’s stand-alone offices are specialized lending units which include our Commercial and Industrial, Mortgage Warehouse, and Real Estate lending divisions. Our Commercial team focuses on a variety of commercial lending including agricultural loans. We also have ATMs at all but one of our branch locations and nine non-branch locations. Furthermore, the Bank is a member of the Allpoint network, which provides our deposit customers with surcharge-free access to over 55,000 ATMs across the United States, Puerto Rico, Mexico, Canada, Australia and the United Kingdom, and customers have access to electronic point-of-sale payment alternatives nationwide via the Pulse network. We provide multiple account access options to meet both new and existing customer needs: an online account opening platform;  online banking with bill-pay and mobile banking capabilities, including mobile check deposit; online lending solutions for consumers and small businesses; a customer service center that is accessible by toll-free telephone during business hours; and an automated telephone banking system that is generally accessible 24 hours a day, seven days a week. We offer a variety of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and payroll services for business customers.

Our chief products and services relate to extending loans and accepting deposits. Our lending activities cover real estate, commercial (including small business), mortgage warehouse, agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial real estate, which includes both owner-occupied and non-owner occupied properties including office, retail, and hotel/motels, but we also offer commercial construction loans, multifamily and agricultural credit facilities among other types of real estate loans. As noted above, gross loans totaled $2.1 billion at December 31, 2023 and the percentage of our total loan portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (86.7%); (ii)other commercial loans, including agricultural production and SBA loans (7.5%);  (iii) mortgage warehouse loans (5.6%); and (iv) consumer loans (0.2%). Interest, fees, and other income on real-estate secured loans, which is by far the largest segment of our portfolio, totaled $82.2 million, or 59% of net interest plus other income in 2023, and $77.7 million, or 60% of net interest plus other income in 2022.

In addition to loans, we offer a wide range of deposit products and services for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. We attract deposits throughout our market area via referrals from existing customers and, direct-mail campaigns by offering  a customer-oriented product mix, competitive pricing, convenient locations, drive-through banking, and multiple delivery channels. We strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2023, the Company had 120,701 deposit accounts down from 122,596 at December 31, 2022. Total deposits of $2.8 billion at December 31, 2023 remained unchanged from December 31, 2022.

Our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and enable us to improve our competitive position with the development of new products and services. The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty. We hold no patents or licenses (other than licenses required by bank regulatory agencies), franchises, or concessions. We are not dependent on a single customer or group of related customers for a material portion of our core deposits. Loan categories that could be considered to be concentrations include commercial real estate loans (63.4%); with the most concentrated segments in retail (15.0%), office space (9.6%) and loans in the hotel industry (8.3%).

Our efforts to comply with government and regulatory mandates on consumer protection and privacy, anti-money laundering, and other initiatives have resulted in significant ongoing expense to the Bank, including compliance staffing costs and other expenses associated with compliance-related software. However, as far as can be determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of environmental regulation at the federal, state, or local level. The Company is not involved with chemicals or toxins that might have an adverse effect on the environment, thus its primary exposure to environmental legislation is through lending activities. The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Note 2 to the consolidated financial statements.

Competition

The banking business in California is generally highly competitive. Continued consolidation within the banking industry, including many bank transactions within our market in 2023, has heightened competition in recent periods. There are also a number of unregulated companies targeted at profitable customer segments competing for business in our markets. Many of those companies are able to compete across geographic boundaries and provide meaningful alternatives to banking products and services. These competitive trends are likely to continue.

With respect to commercial bank competitors, our business is dominated by a relatively small number of major banks operating a large number of offices within our geographic footprint. Based on June 30, 2023, FDIC combined market share data for the 27 cities within which the Company currently maintains branches, the largest portion of deposits belongs to Wells Fargo Bank with (20.6%) of total combined deposits, followed by Bank of America (17.4%), JPMorgan Chase (15.4%), and U.S. Bank (6.3%). Bank of the Sierra ranked fifth on the 2023 market share list with 5.1% of total deposits.

In Tulare County, however, where the Bank was originally formed, we ranked first for deposit market share with 21.6% of total deposits at June 30, 2023 and had the largest number of branch locations (13), including our online branch. The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and allocate their resources to regions of highest yield and demand. They can also offer certain services we do not provide directly, although wet may offer these indirectly through correspondent institutions, and by virtue of their greater capitalization those banks have legal lending limits substantially higher than ours. For loan customers whose needs exceed our legal lending limits, we may arrange for the sale, or participation, of some of the balances to financial institutions that are not within our geographic footprint.

In addition to other banks our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, asset management groups, mortgage banking firms and internet companies. Innovative technologies have lowered traditional barriers of entry and enabled many of these companies to offer products and services  previously considered traditional banking offerings, and we have witnessed increased competition from companies that circumvent the banking system by facilitating payments via the internet, mobile devices, prepaid cards, and other means.

Strong competition for deposits and loans among financial institutions and non-banks including financial technology firms,  affects financial product interest rates and terms offered to customers. Mergers between financial institutions have created additional pressures within the financial services industry to streamline operations, reduce expenses, and increase revenues to remain competitive. Competition is also impacted by federal and state interstate banking laws which permit banking organizations to expand into other states. The relatively large California market has been particularly attractive to out-of-state institutions.

For years we have countered rising competition by offering a broad array of products with flexibility in structure and terms that cannot always be matched by our competitors. We also offer our customers community-oriented, personalized service, and rely on local promotional activity and personal contact by our employees. As noted above, layered onto our traditional personal-contact banking philosophy are technology-driven initiatives to improve customer access and convenience.

Human Capital

As of December 31, 2023, the Company had 491 full-time and 41 part-time employees. On a full-time equivalent (“FTE”) basis staffing stood at 485 at December 31, 2023, down from 491 at December 31, 2022.

At December 31, 2023, the population of our workforce was as follows:

Gender	% of Total
Women	75%
Men	25%

Ethnicity	% of Total
Asian	5%
Black or African American	1%
Hispanic or Latino	50%
Native Hawaiian or Other Pacific Islander	0%
Two or more races	5%
White	38%
Unspecified	1%

The Company recognizes  a diverse workforce brings fresh perspectives that help strengthen and improve how we serve our communities. In addition, flexible working arrangements have been found to create efficiencies while promoting employee health and safety. At December 31, 2023 the Company had 46 employees working remotely and 157 working in hybrid arrangements.

The Company has long been committed to comprehensive and competitive compensation and benefits programs as we recognizes we operate in intensely competitive environments for talent. On January 1, 2022, the Company increased its minimum wage to $20 per hour in an effort to attract and retain skilled and highly trained employees. Community banking is often considered a relationship banking model rather than a purely transactional banking model. Therefore, our  employees are critical to the Company’s ability to develop and grow relationships with its clients. Recruiting talent within the Company’s footprint has always been a fundamental strategy whenever possible and is facilitated by actively participating in and holding community job fairs.  Furthering our  philosophy to attract and retain a pool of talented and motivated employees who will continue to advance the purpose and contribute to the Company’s overall success, compensation and benefits programs include: an equity-based compensation plan, health/dental/vision insurances, supplemental insurance, life insurance, 401(K) plan, benefits under the Family Medical Leave Act, workers’ compensation, paid vacation and sick days, holiday pay, training/education, and leave for bereavement, military service and jury duty.

The Company invests in its employees’ future by sponsoring and prioritizing continued education throughout its employee ranks. The Company requires certain of its employees and directors to participate in educational activities and training curriculum to stay current on industry-related topics, including compliance, human resource, cyber and other enterprise risks. In addition, we provide opportunities for employees to improve or maintain their skills in their current position as well as to enhance skills for future opportunities. The Company's employees are notified periodically of available internal course offerings and educational seminars run by outside parties, including but not limited to the American Bankers Association and Bankers Compliance Group. Employees are also encouraged to continue their higher education at accredited colleges and universities and may receive assistance from the Company for their participation.

In order to develop a workforce that aligns with the Company’s corporate values, we regularly sponsors local community events so our employees can better integrate themselves in our communities. Through community outreach activities, the

Company seeks to foster employee well-being and personal and professional development. The Company’s employees’ desire for active community involvement enables the Company to sponsor a number of local community events and initiatives, including holiday toy and food drives, and tree plantings in fire damaged areas of the National Forest in partnership with One Tree Planted and the Sequoia conservancy in Sequoia National Park.

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

Under certain conditions, the Federal Reserve has the authority to restrict the payment of cash dividends by a bank holding company as an unsafe and unsound banking practice and may require a bank holding company to obtain the approval of the Federal Reserve prior to purchasing or redeeming its own equity securities. The Federal Reserve also has the authority to regulate the debt of bank holding companies.

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

Capital Simplification for Qualifying Community Banking Organization

The federal banking agencies published a final rule on November 13, 2019, that provided a simplified measure of capital adequacy for qualifying community banking organizations. A qualifying community banking organization that opts into the community bank leverage ratio framework and maintains a leverage ratio greater than nine percent will be considered to have met the minimum capital requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject (see below for further discussion of the requirements for well capitalized and the Prompt Corrective Action framework).

A qualifying community banking organization with a leverage ratio of greater than nine percent may opt into the community bank leverage ratio framework if it has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures, which are not unconditionally cancelable, of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of five percent or less of total consolidated assets. Further, the bank must not be an advance approaches banking organization. The final rule became effective January 1, 2020 and banks meeting the qualifying criteria could elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The Company and the Bank met the criteria outlined in the final rule and opted into the community bank leverage ratio framework in the first quarter 2020.

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

Our Common Equity Tier 1 capital includes common stock, additional paid-in capital, and retained earnings, less the following: disallowed goodwill and intangibles, disallowed deferred tax assets, and any insufficient additional capital to cover the deductions.  The Company has elected to exclude accumulated other comprehensive income (“AOCI”) from regulatory capital. In addition, all the Company’s trust preferred securities qualify for treatment as Tier 1 Capital, subject to a limit of 25% of Tier 1 capital.

Tier 1 capital is generally defined as the sum of core capital elements, less the following: goodwill and other intangible assets, accumulated other comprehensive income, disallowed deferred tax assets, and certain other deductions. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program and the Emergency Capital Investment Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) “restricted” core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements. Tier 2 capital includes the following supplemental capital elements: (i) allowance for credit losses on loans (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of Tier 2 capital is capped at 100% of Tier 1 capital.

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

Based on our capital levels at December 31, 2023 and 2022, the Company and the Bank met all capital adequacy requirements to which they are subject, utilizing the Capital Simplification for Qualifying Community Bank Organization. For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

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

As of December 31, 2023 and 2022, both the Company and the Bank qualified as well capitalized for regulatory capital purposes, utilizing the Capital Simplification for Qualifying Community Bank Organization.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Legislation and regulations enacted and implemented since 2008 in response to the U.S. economic downturn and financial industry instability continue to impact most institutions in the banking sector. Most provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), enacted in 2010, are now effective and have been fully implemented.

In the Dodd-Frank Wall Street Reform and Consumer Protection Act, Congress directed the Bureau to adopt regulations governing the collection of small business lending data. Section 1071 of the Dodd-Frank Act amended the Equal Credit Opportunity Act (ECOA) to require financial institutions to compile, maintain, and submit to the Bureau certain data on applications for credit for women-owned, minority-owned, and small businesses. Congress enacted section 1071 for the purpose of facilitating enforcement of fair lending laws and enabling communities, governmental entities, and creditors to identify business and community development needs and opportunities for women-owned, minority-owned, and small businesses. Consistent with section 1071, covered financial institutions are required to collect and report to the CFPB data on applications for credit for small businesses, including those that are owned by women or minorities. The rule also addresses an approach to privacy interests and the publication of section 1071 data; shielding certain demographic data from underwriters and other persons.

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

Deposit Insurance

The Bank’s deposits are insured up to maximum applicable limits under the Federal Deposit Insurance Act (generally $250,000 per depositor), and the Bank is subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (the “DIF”). In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reached 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act. In August 2016 the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016 and assessment rates for most institutions were adjusted downward, but institutions with $10 billion or more in assets were assessed a quarterly surcharge which will continue until the reserve ratio reaches the statutory minimum of 1.35%. Furthermore, the restoration plan proposed an increase in the DRR to 2.00% of estimated insured deposits as a long-term goal for the fund. On September 30, 2018, the DIF ratio reached 1.36%. Because the ratio exceeded 1.35%, two deposit insurance assessment changes occurred under FDIC regulations: surcharges on large banks (total consolidated assets of $10 billion or more) ended, with the last surcharge on large banks being collected on December 28, 2018; and, banks with total consolidated assets of less than $10 billion were awarded credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. Bank of the Sierra received credits to reduce our FDIC assessments. On October 18, 2022 the FDIC adopted a final rule to increase the base deposit insurance rate uniformly by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC also concurrently maintained the Designated Reserve Ratio (DRR) for the DIF at 2.00% for 2023. The increase in assessment rate is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.

We are generally unable to control the amount of premiums we are required to pay for FDIC deposit insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums, which could have a material adverse effect on our earnings and/or on the value of, or market for, our common stock.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low-and moderate-income (“LMI”) neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank most recently received a “satisfactory” CRA assessment rating in August 2022.

On October 24, 2023, the Federal Reserve Board along with the FDIC and OCC issued a final rule amending the three-decade-old CRA regulations. The final rule updates the CRA regulations to achieve the following goals: encourage banks to expand access to credit, investment, and banking services in LMI communities; adapt to changes in the banking industry, including internet and mobile banking; provide greater clarity and consistency in the application of the CRA regulations;

and tailor CRA evaluations and data collection to bank size and type. The final rule’s effective date is April 1, 2024, except for amendment nos. 26, 49 and 71, which are effective on various dates from April 1, 2024, through January 1, 2031. The Company is continuing to monitor challenges to the CRA regulations by various trade groups and other interested parties.

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

In June 2018, the California Consumer Privacy Act (“CCPA”) was signed into law, creating new privacy rights for Californians and significant new data protection obligations for businesses. The CCPA went into effect January 1, 2020. California’s Office of the Attorney General has enforcement authority. The CCPA added required notices about personal information we collect, use, share, and disclose for business purposes. The CCPA provides California residents rights regarding their personal information specifically related to exercising access, data portability and deletion rights. There are also California breach notification and disclosure requirements. In November 2020, the California Privacy Rights Act (CPRA)  ballot initiative, amending the CCPA which includes additional privacy protections for consumers, was passed. The majority of the CPRA’s provisions were in force January 1, 2023, with a look-back to January 2022.

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

On July 26, 2023, the Securities and Exchange Commission (SEC) approved the new cybersecurity disclosure rules for public companies. The new rule requires disclosure of a material cybersecurity event on Form 8-K within four days of such materiality determination, which must be made “without unreasonable delay”, although it provides a limited exception for delay if the U.S. Attorney General determines that immediate disclosure would pose a substantial risk to national security or public safety.

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve’s Regulation E, governs transfers initiated through automated teller machines (“ATMs”), point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions unless the customer affirmatively opts into the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check automated clearinghouse (“ACH”)

and recurring debit card transactions. In November 2010 the FDIC issued its Overdraft Payment Supervisory Guidance on automated overdraft payment programs, to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations. Additionally in August 2022 the FDIC issued guidance on assessing multiple re-presentment NSF fees of the same unpaid transaction. This guidance included their supervisory approach when a violation of law is identified, as well as expectations for full corrective action. In 2022, the Company proactively issued $0.7 million in restitution payments to customers charged nonsufficient fund fees in the past five years for representments. As of the third quarter of 2022, the Company  no longer charged customers for nonsufficient fund (NSF) fees. The Company also increased the discretionary overdraft privilege amount for both commercial and consumer customers, but limited the number of daily overdraft fees to four per day (previously five per day) and  no longer charged a fee for continuous overdrafts (previously a $35 charge after the 10th consecutive day an account is in an overdraft position). These changes to our NSF fees, overdraft fees and discretionary overdraft privilege program did not expected have a material impact on deposit fee income. The Company continuously evaluates its overdraft practices and monitors potential and final  legislative and regulatory changes, as well as regulatory guidance related to overdrafts.

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

The Bank continues to be subject to numerous other federal and state consumer protection laws that extensively govern its relationship with its customers. Those laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Servicemembers Civil Relief Act, the Americans with Disabilities Act, and respective state-law counterparts to these laws, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other laws require disclosures including the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and otherwise subject the Company to substantial regulatory oversight.

On June 9, 2022, the DFPI’s proposed commercial financing disclosure regulations were approved and became effective on December 9, 2022. The regulations require commercial financing providers to disclose certain information to assist small businesses in making more informed decisions, including the amount of funding the small business will receive, the Annual Percentage Rate calculated for the transaction, the term, details related to prepayment policies and an average monthly cost.

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

Identity Theft

Under the Fair and Accurate Credit Transactions Act (the “FACT Act”), the Bank is required to develop and implement a written Identity Theft Prevention Program to detect, prevent and mitigate identity theft “red flags” in connection with certain existing accounts or the opening of certain accounts. Under the FACT Act, the Bank is required to adopt reasonable policies and procedures to (i) identify relevant red flags for covered accounts and incorporate those red flags into the program; (ii) detect red flags that have been incorporated into the program; (iii) respond appropriately to any red flags that are detected to prevent and mitigate identity theft; and (iv) ensure the program is updated periodically, to reflect changes in risks to customers or to the safety and soundness of the financial institution or creditor from identity theft. The Bank maintains a program to meet FACT Act requirements.

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

USA Patriot Act of 2001

The impact of the USA Patriot Act of 2001 (the “Patriot Act”) on financial institutions has been significant and wide ranging. The Patriot Act substantially enhanced anti-money laundering and financial transparency laws, and required certain regulatory authorities to adopt rules that promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with  higher risk, including foreign individuals and entities. The Patriot Act also requires all financial institutions to establish an anti-money laundering programs. The Bank is committed to maintaining adequate Bank Secrecy Act compliance staff and system resources to conduct the appropriate level of account due diligence, suspicious activity-monitoring, and reporting to fulfill the anti-money laundering requirements of the Patriot Act, as well as regulatory rules guidance issued by Financial Crimes Enforcement Network and federal and state banking regulators.

Incentive Compensation

In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to help ensure banking organizations do not undermine their own safety and soundness by encouraging excessive risk-taking. The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The regulatory agencies will review, as part of their regular risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.”  Where appropriate, the regulatory agencies will take supervisory or enforcement action to address perceived deficiencies in an institution’s incentive compensation arrangements or related risk-management, control, and governance processes. The Company believes that it is in full compliance with the regulatory guidance on incentive compensation policies.

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the Nasdaq, to implement listing standards that require public companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error was either corrected or left uncorrected in the current period.  The final rule required us to adopt a clawback policy within 60 days after such listing standard became effective and file the policy as an exhibit in our Annual Report on Form 10-K.  Please see exhibit 97.1 for a copy of our policy.

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

Commercial Real Estate Lending Concentrations

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis of the institution’s CRE concentration risk. The guidelines, as amended, are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines, as amended, establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of Tier 1 risk-based capital plus allowance for credit losses on loans; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of Tier 1 risk-based capital plus allowance for credit losses on loans, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period.  At December 31, 2023, the Bank’s total construction, land development and other land loans represented 1% of Tier 1 risk-based capital plus allowance for credit losses on loans.  At December 31, 2023, the Bank’s total CRE loans as defined in the regulatory guidelines represented 243% of Tier 1 risk-based capital plus allowance for credit losses on loans.  The Bank and its board of directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the risk management of CRE under the guidelines.

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

Economic conditions are currently stressed given higher interest rates and persistent inflation, although conditions appear relatively stable in most of our local markets. Adverse developments, such as, continued inflation, health epidemics or pandemics (or expectations about them) interest rate volatility, international trade disputes, oil price volatility, the level of U.S. debt, including the debt ceiling (and the potential inability to raise the debt ceiling), and global economic conditions, could depress business and/or consumer confidence levels, negatively impact real estate values, and otherwise lead to economic weakness which could have one or more of the following undesirable effects on our business:

●	a rapid decrease in low-cost or noninterest bearing deposits;
●	a lack of demand for loans or other products and services offered by us;
●	an inability to retain and recruit employees due to competition for labor;
●	increased competition for loans or other earning assets;
●	a decline in the value of our loans or other assets secured by real estate;
●	a decline in the value of fixed-rate investment securities which could lead to a reduction in capital due to declines in other comprehensive income/(loss);
●	an increase in the reliance on wholesale funding;
●	a credit impairment of our investment securities; or
●	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in higher levels of nonperforming assets, net charge-offs and provisions for credit losses.

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

In addition, different parts of the yield curve could change by different amounts causing the yield curve to steepen, flatten, or invert. The continued inversion of the yield curve could further negative impact  the Company’s earnings over time. Changes in market interest rates could have a material adverse effect on the Company’s asset quality based on borrowers’ ability to repay at higher rates, loan origination volume, financial condition, results of operations, and cash flows. This interest rate risk can arise from Federal Reserve Board monetary policies, as well as other economic, regulatory and competitive factors that are beyond our control. Rising interest rates have decreased the value of the Company’s held-to-maturity and available for sale securities portfolio, and certain fixed-rate loans and the Company would realize losses if it were required to sell such securities or loans to meet liquidity needs.  As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly, as well as the value of certain fixed-rate loans. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses. Unaccreted unrealized losses that existed at the time securities were transferred to held-to maturity and unrealized losses on available-for-sale securities are  reflected in the Company’s accumulated other comprehensive income/(loss). Changes to unrealized losses after securities were transferred to held-to-maturity and unrealized losses on loans are not reflected in accumulated other comprehensive income/(loss).

Challenges in the agricultural industry could have an adverse effect on our customers and their ability to make payments to us, particularly in view of severe weather events in California and disruptions involving international trade. Difficulties experienced by the agricultural industry have led to relatively high levels of nonperforming assets in previous economic cycles. This is due to the fact that a considerable portion of our borrowers are involved in, or are impacted to some extent by, the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities.

The markets for agricultural products can be adversely impacted by increased supply from overseas competition, a drop in consumer demand, tariffs and numerous other factors. In recent periods in particular, retaliatory tariffs levied by certain countries in response to tariffs imposed by the US Government on imports from those countries have created a high degree of uncertainty and disruption in the agricultural community in California, due to the level of goods that are exported. The ripple effect of any resulting drop in commodity prices could lower borrower income and depress collateral values. Weather patterns are also of critical importance to row crop, tree fruit, and citrus production. A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power and could lead to higher unemployment throughout the San Joaquin Valley.  In recent years, the state of California experienced the worst drought in its recorded history, and it is difficult to predict if the drought will resume and how long it might last. Another looming issue that could have a major impact on the agricultural industry involves water availability and distribution rights. If the amount of water available to agriculture becomes increasingly scarce as a result of diversion to other uses or limitations on agricultural use, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

Another significant drop in oil prices could have an adverse impact on our customers and their ability to make payments to us, particularly in areas such as Kern County where oil production is a key economic driver. As we have experienced in the past, a drop in oil prices could lead to declines in property values and property taxes, particularly in Kern County, which is home to about three quarters of California’s oil production. The Company does not have direct exposure to oil producers, and our exposure via loans outstanding to borrowers involved in servicing oil companies totaled only $5.3 million at December 31, 2023. However, if cash flows are disrupted for our energy-related borrowers, or if other borrowers are indirectly impacted and/or non-oil property values decline, our level of nonperforming assets and loan charge-offs could increase. Furthermore, economic multipliers to a contracting oil industry include the prospects of a depressed residential housing market and a drop in commercial real estate values.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer and investor confidence in the banking system.  The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank, and sale of First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional and community banks like the Company.  These market developments have negatively impacted customer confidence in the safety and soundness of regional and community banks.  As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations.  Additionally, these recent events have, and could continue to, adversely impact the market price and volatility of the Company’s common stock independent from the Company’s actual underlying financial performance.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability. The banking business in our market areas is highly competitive with respect to virtually all products and services, which may limit our ability to attract and retain banking customers. In California generally, and in our service areas specifically, major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with economies of scale that result in relatively low operating costs. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services via the internet. Due to deposit declines from a higher rate environment, competition for deposits has become more fierce and new deposits generally have a higher cost. Recent advances in technology and other changes have allowed parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Additionally, the use of blockchain and related technology may cause further disintermediation away from banks. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of customer deposits and the fee income generated by those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Moreover, some customers continue to be concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. The bank offers accounts to customers that provide multi-million-dollar FDIC insurance using the IntraFi network of banks to offer reciprocal fully FDIC insured accounts through the Insured Cash Sweep (“ICS”) or Certificate of Deposit Account Registry System (“CDARS”). At December 31, 2023, the Bank estimates it had uninsured deposits of $816 million. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. Competition can also make it more difficult for us to continue increasing the size of our loan portfolio and deposit base and could cause us to rely more heavily on wholesale borrowings which are generally more expensive than retail deposits.

We may not be able to continue to attract and retain employees, and our efforts to compete for talent may reduce our profitability.  The Company recognizes that community banking is based on relationships and a core part of the Company’s service strategy is to recruit and develop employees that build these relationships with customers, vendors, and other employees. In addition to offering a competitive base salary or wage, the company offers comprehensive benefits, including training. Due to continued turnover, the Company increased its minimum wage to $20 per hour effective January 1, 2022, in an effort to attract and retain employees at all levels. The Company’s employees are critical to the Company’s ability to develop and grow relationships with its clients. Recruiting talent within the Company’s footprint has always been a fundamental strategy whenever possible but has been recently complemented with offering existing and new employee’s opportunities for remote and/or hybrid work arrangements if possible. However, we recognize that competition for talent by both banks and non-banks is fierce and that our overall expenses may be negatively affected by higher per employee costs or by higher-cost temporary staff or consultants. The competitive market for talent could also result in gaps of experience in certain areas or lower staffing levels which could result in a reduced ability to serve our customers.

The value of the securities in our investment portfolio may be negatively affected by market disruptions, adverse credit events or fluctuations in interest rates, which could have a material adverse impact on capital levels. Our available-for-sale investment securities are reported at their estimated fair values, and fluctuations in fair values can result from changes in market interest rates, rating agency actions, issuer defaults, illiquid markets and limited investor demand, among other things.  Under current accounting rules we directly increase or decrease accumulated other comprehensive income in shareholders’ equity by the amount of the change in fair value, net of the tax effect. Because of the size of our fixed income bond portfolio relative to total assets, a relatively large increase in market interest rates, in particular, could result in a material drop in fair values and, by extension, our capital. For the year ended December 31, 2023, we had total other comprehensive gains of $20.6 million, net of tax, primarily as a result of a decline in unrealized losses in our securities portfolio. The Company has a significant amount of Collateralized Loan Obligations; a change in credit events, demand or other factors could decrease the spread to the index which could have a negative impact in the value of those bonds. Non-government and non-US agency investment securities that have an amortized cost in excess of their current fair value at the end of a reporting period are also evaluated for potential credit impairment. If such credit impairment is indicated, the difference between the amortized cost and the fair value of those securities will be recorded as a charge in our income statement, which could also have a material adverse effect on our results of operations and capital levels.

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title. Approximately 86.7% of our loan portfolio at December 31, 2023, consisted of real estate loans. In the normal course of business we may foreclose and take title to real estate collateral and could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Section 1.02 Risks Related to our Loans

Concentrations of real estate loans have negatively impacted our performance in the past and could subject us to further risks in the event of another real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2023, 86.7% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio had real estate collateral as a secondary source of repayment or as an abundance of caution. Loans on commercial buildings represented approximately 63.4% of all real estate loans, while construction/development and land loans were 0.3%, loans secured by residential properties accounted for 19.8%, and loans secured by farmland were 3.2% of real estate loans. The Company’s $8.0 million balance of nonperforming assets at December 31, 2023, is mostly comprised of nonperforming secured real estate loans .

In past recessionary periods, the residential real estate market experienced significant deflation in property values and foreclosures occurred at relatively high rates. While residential real estate values in our market areas appear to have stabilized, if they were to slide again, or if commercial real estate values were to decline materially, the Company could experience additional migration into nonperforming assets. An increase in nonperforming assets could have a material adverse effect on our financial condition and results of operations by reducing our income and increasing our expenses. Deterioration in real estate values might also further reduce the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of more natural disasters like those California has experienced recently, including fires, flooding, and earthquakes, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks. Commercial and agricultural real estate, commercial construction and land development, and commercial and industrial loans (including agricultural production loans but excluding mortgage warehouse loans), which comprised approximately 66.9% of our total loan portfolio as of December 31, 2023, expose the Company to a greater risk of loss than residential real estate and consumer loans, which were a smaller percentage of the total loan portfolio. Further office properties within commercial real estate have been stressed by the surge in interest rates and exacerbated by the increase in vacancies. In the next three years, $63.5 million or 25.1% of our office real estate loans have the ability to reprice. The potential inability of our borrowers to service debt at higher rates expose us to greater risk of loss than we have seen in the past several years. Commercial real estate and land development loans typically involve relatively large balances to a borrower or a group of related borrowers, and an adverse development with respect to a larger commercial loan relationship would expose us to greater risk of loss than would issues involving a smaller residential mortgage loan or consumer loan.

Moreover, banking regulators closely scrutinize commercial real estate (“CRE”) loans due to risks relating to the cyclical nature of the real estate market and risks for lenders with high concentrations of such loans. The regulators require banks with relatively high levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing.  If the CRE concentration risk is not properly managed, it could result in higher allowances for possible loan losses. Expectations for higher capital levels have also emerged. Any required increase in our allowance for credit losses on loans could adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact financial performance measures including earnings per share and return on equity.

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

Repayment of our commercial loans is often dependent on the cash flows of the borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2023, we had $157.8 million, or 7.5% of total loans, in commercial loans (including SBA loans and agricultural production loans but excluding mortgage warehouse loans). Commercial lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily extended based on the cash flows of the borrowers, and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of such collateral in the event of default is often an insufficient source of repayment for multiple reasons, including uncollectible accounts receivable and obsolete or special-purpose inventories, among others.

Nonperforming assets adversely affect our results of operations and financial condition and can take significant time to resolve. Our nonperforming loans may return to elevated levels, which would negatively impact earnings, possibly in a material way depending on the severity. We do not record interest income on non-accrual loans, thereby adversely affecting income levels. Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to record the collateral at its fair market value less estimated selling costs, which may result in charges against our allowance for credit losses on loans if that value is less than the book value of the related loan. Additionally, our noninterest expense has risen materially in adverse economic cycles due to the costs of reappraising adversely classified assets, write-downs on foreclosed assets resulting from declining property values, operating costs related to foreclosed assets, legal and other costs associated with loan collections, and various other expenses that would not typically be incurred in a normal operating environment. A relatively high level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We have utilized various techniques such as loan sales, workouts and restructurings to manage our problem assets. Deterioration in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires a significant commitment of time from Bank staff, which can be detrimental to their performance of other responsibilities. There can be no assurance that we will avoid increases in nonperforming loans in the future.

We may experience credit losses in excess of our allowance for such losses. We endeavor to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. At December 31, 2023, we established an allowance for estimated credit losses on loans in our accounting records based on:

●	historical experience with our loans and those of peer banks;
●	our evaluation of reasonable and supportable economic forecasts;

●	consideration of the composition, including quality, mix and size of the overall loan portfolio;
●	review of nonperforming loans and related reserve requirements
●	expected timeline for repayment of existing loans, considering expected contractual cash flows in addition to expectations around prepayments; and
●	evaluation of qualitative factors not given adequate consideration in the computation of quantitative reserves

As of January 1, 2022, we adopted the provisions of ASU 2016-13 (commonly referred to as “CECL”) with an adjustment to equity, net of taxes for the difference between the allowance for loan losses and the allowance for credit losses. Therefore, on January 1, 2022, the Company recorded a $10.4 million increase in the allowance for credit losses, which includes a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes. See Note 2 to the consolidated financial statements under “Recent Accounting Pronouncements” for additional details on ASU 2016-13 and its impact on the Company.

The allowance for credit losses can be affected by changes in economic forecasts, especially national employment rates; changes in actual loan prepayment speeds, actual levels of charge-offs, changes to the level of nonaccrual loans, and changes to management’s estimate of items not otherwise considered as part of the quantitative calculation of the allowance. At any given date, we maintain an allowance for credit losses on loans that we believe is adequate to absorb specifically identified expected losses as well as any other losses of principal which is not expected to be collected over the contractual life of the loans, adjusted for expected prepayments. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any given time there may be loans in our portfolio that could result in losses but have not been identified as nonperforming or potential problem loans. We cannot be sure that we will identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on loans that have been so identified. In addition, the FDIC and the DFPI, as part of their supervisory functions, periodically review our allowance for credit losses on loans. Such agencies may identify additional considerations for us to address with respect to our allowance for credit losses which may cause us to increase our allowance for credit losses.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the collateral. In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of the appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of the collateral backing a loan may be less than supposed, and if a default occurs, we may not recover the entire outstanding balance of the loan via the liquidation of such collateral.

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

There are risks resulting from the extensive use of models. We rely on quantitative models to measure risks and estimate certain financial values. Models may be used to measure interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, assisting with identifying compliance risk, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models could result in business decisions made based on the use of models being adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes and new experiences or events which are not part of historical experience could significantly increase model imprecision and reliability. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables upon which we rely. Our reliance on models continues to increase as rules, guidance and expectations change including the additional model used in the determination of our allowance for credit losses, which we implemented when we adopted ASU 2016-13 on January 1, 2022.

Section 1.05 Risks Related to our Growth Strategy

Growing by acquisition entails integration and certain other risks, and our financial condition and results of operations could be negatively affected if our expansion efforts are unsuccessful, or we fail to manage our growth effectively. In addition to organic growth and the establishment of de novo branches, over the past several years we have engaged in expansion through acquisitions of branches and whole institutions. We may reestablish this growth strategy, within our current footprint and/or via geographic expansion, but there are risks associated with any such expansion. Those risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, being unable to profitably deploy assets acquired in the transaction, and regulatory compliance risks. To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on earnings per share and share ownership. If the subsidiary’s CRA rating is downgraded to less than satisfactory in the future, it could negatively affect the Company’s acquisition strategy as the CRA requires the banking agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies.

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

Our expenses could increase as a result of increases in FDIC insurance premiums or other regulatory assessments. The FDIC charges insured financial institutions a premium to maintain the DIF at a certain level. In the event that deteriorating economic conditions increase bank failures, the FDIC ensures payments of deposits up to insured limits from the DIF. In 2022, the FDIC announced an increase in rates in 2023, resulting in an increase in the Bank’s FDIC insurance assessments. There can be no assurance that the FDIC will not further increase assessment rates in the future or that the Bank will not be subject to higher assessment rates due to a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

Previously enacted and potential future regulations could have a significant impact on our business, financial condition and results of operations. Dodd-Frank, which was enacted in 2010, is having a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in Dodd-Frank will be implemented over time, and most will be facilitated by the enactment of regulations over the course of several years. Given the uncertainty associated with the implementation of Dodd-Frank provisions, the full extent to which they will impact our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

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

We derive fee income from charging customers for fees that could be subject to increased scrutiny by the regulators.  There has been increased scrutiny of certain fees, including overdrafts, charged to consumers in recent years. Changes to the Company’s overdraft practices due to changes in regulations or rules impact the collection of overdraft or insufficient fund fees could negatively impact the Company’s earnings.  In 2023, the Company recognized $5.3 million of income from overdraft fees which could be impacted due to changes in the way overdraft fees are charged. In addition, the Company has a significant level of income from money service businesses. In 2023, the Company recognized approximately $1.9 million in service charges and fees related to money service businesses, in addition to analysis fees earned. Changes in regulatory oversight of money service businesses could negatively impact the  number of money service businesses we serve and the related income from such customers.

Section 1.07 Risks Related to our Common Stock

You may not be able to sell your shares at the times and in the amounts you want if the price of our stock fluctuates significantly or the trading market for our stock is not active. The market price of our common stock could be impacted by a number of factors, many of which are outside our control. Although our stock has been listed on Nasdaq for many years and our trading volume has increased in recent periods, trading in our stock does not consistently occur in high volumes and the market for our stock cannot always be characterized as active. Thin trading in our stock may exaggerate fluctuations in the stock’s value, leading to price volatility in excess of that which would occur in a more active trading market. In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price in the future include but are not necessarily limited to the following:

●	actual or anticipated fluctuations in our operating results and financial condition;
●	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
●	failure to meet analysts’ revenue or earnings estimates;
●	speculation in the press and social media, or investment community;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	actions by shareholders;
●	sales of our equity or equity-related securities, or the perception that such sales may occur;
●	fluctuations in the trading volume of our common stock;
●	fluctuations in the stock prices, trading volumes, and operating results of our competitors;
●	market conditions in general and, in particular, for the financial services industry;
●	proposed or adopted regulatory changes or developments;
●	regulatory action against us;
●	actual, anticipated or pending investigations, proceedings, or litigation that involve or affect us; and
●	domestic and international economic factors unrelated to our performance.

The stock market and, more specifically, the market for financial institution stocks, has experienced significant volatility over the past several years. As a result, the market price of our common stock has at times been unpredictable and could be in the future, as well. The capital and credit markets have also experienced volatility and disruption over the past several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and adversely impacted credit availability for certain issuers without regard to the issuers’ underlying financial strength.

Future acquisitions may dilute shareholder ownership and value, especially tangible book value per share. We periodically evaluate opportunities to acquire other financial institutions and/or bank branches and could incorporate such acquisitions as part of our future growth strategy. Such acquisitions may involve cash, debt, and/or equity securities. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value per common share may occur in connection with any future acquisitions. To the extent we issue capital stock in connection with such transactions, the share ownership of our existing shareholders may be diluted.

The Company relies heavily on the payment of dividends from the Bank. At December 31, 2023, the holding company had $10.4 million in cash available. While this cash is sufficient to cover cash flow needs over the course of the next several quarters the Company’s long-term ability to meet debt service requirements and pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. If (i) any capital requirements are increased; and/or (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This would reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid, and the frequency and amount of such dividends will also depend on the financial condition and performance of the Bank and the decision of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options or issuance of restricted stock. The shares of our common stock do not have preemptive rights, which means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue up to 24,000,000 shares of common stock, and as of December 31, 2023, we had 14,793,832 shares of common stock outstanding. Except for certain limitations imposed by Nasdaq, nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. Furthermore, when our directors and officers exercise in-the-money stock options or receive restricted stock units, your ownership in the Company is diluted. As of December 31, 2023, there were outstanding options to purchase an aggregate of 343,449 shares of our common stock with an average exercise price of $25.02 per share. There were also 238,179 shares of restricted stock units outstanding which vest over periods ranging from one year to five years from initial issuance. At the same date there were an additional 292,581 shares available to grant under our 2023 Stock Incentive Plan, which replaced the Company’s 2017 Stock Incentive Plan.

The holders of our debentures have rights that are senior to those of our shareholders. In 2004 we issued $15,464,000 of junior subordinated debt securities due March 17, 2034, and in 2006 we issued an additional $15,464,000 of junior subordinated debt securities due September 23, 2036, in order to supplement regulatory capital. Moreover, the Coast Bancorp acquisition included $7,217,000 of junior subordinated debt securities due December 15, 2037. All of these junior subordinated debt securities are senior to the shares of our common stock. As a result, we must make interest payments on the debentures before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution or liquidation, the holders of debt securities must be paid in full before any distributions may be made to the holders of our common stock. In addition, we have the right to defer interest payments on the junior subordinated debt securities for up to five years, during which time no dividends may be paid to holders of our common stock. In the event the Bank is unable to pay dividends to us, we may be unable to pay the amounts due to the holders of the junior subordinated debt securities and thus would be unable to declare and pay any dividends on our common stock.

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

In recent periods there has been a rise in fraudulent electronic activity, security breaches, and cyber-attacks, including in the banking sector. Some financial institutions have reported breaches of their websites and systems which have involved sophisticated and targeted attacks intended to misappropriate sensitive or confidential information, destroy or corrupt data, disable or degrade service, disrupt operations and/or sabotage systems. These breaches can remain undetected for an extended period. Furthermore, our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications that may appear to be legitimate messages sent by the Bank, in attempts to misappropriate passwords, card numbers, bank account information or other personal information or to introduce viruses or malware to personal computers. Information security risks for financial institutions have increased in part because of new technologies, mobile services and other web-based products used to conduct financial and other business transactions, as well as the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. The secure maintenance and transmission of confidential information, as well as the secure and reliable execution of transactions over our systems, are essential to protect us and our customers and to maintain our customers’ confidence. Despite our efforts to identify, contain and mitigate these threats through detection and response mechanisms, product improvement, the use of encryption and authentication technology, and customer and employee education, such attempted fraudulent activities directed against us, our customers, and third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve.

We also face risks related to cyber-attacks and other security breaches in connection with debit card transactions, which typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on third party service providers to conduct certain other aspects of our business operations, and face similar risks relating to them. While we require regular security assessments from those third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or security breach.

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

We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third-party vendors are sources of operational and informational security risk to us, including risks associated with cyber-attacks. If these vendors encounter a cyber-attack, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

If our information systems were to experience a system failure, our business and reputation could suffer. We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to minimize service disruptions by protecting our computer equipment, systems, third-party relationships, and network infrastructure from physical damage due to fire, power loss, telecommunications failure or a similar catastrophic event. We have protective measures in place to prevent or limit the effect of the failure or interruption of our information systems and will continue to upgrade our security technology and update procedures to help prevent such events. However, if such failures or interruptions were to occur, they could result in damage to our reputation, a loss of customers, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

Our cybersecurity risk management program, a critical component of our overall enterprise risk management program, is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, Center for Internet Security Controls, regulatory guidance, and other industry standards. These frameworks provide a risk-based model for organizations to identify and manage cyber risks inherent to their business model.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. Using people, processes, and technology, we employ a variety of preventative and detective tools designed to monitor, alert, contain, and/or block suspicious activity. We design and implement controls designed to mitigate cyber risk, including ongoing education and training for employees and customers, preparedness simulations and tabletop exercises, and recovery and resilience tests. We actively monitor email for malicious phishing email campaigns and monitor remote connections. Additionally, we maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers.

Our Incident Response Plan, coordinated through the Senior Information Security Officer, provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification and escalation. The Incident Response Plan includes key members of executive and senior leadership, facilitates coordination across multiple parts of our organization, and is evaluated regularly.

We perform regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists, and engage independent auditors to periodically review our cybersecurity program, including our process, systems, and control effectiveness, and provide recommendations to continuously strengthen our program. Additionally, management conducts both bottom-up and top-down enterprise risk assessments, which include cyber security risk, and continuously monitors industry and government threat intelligence to identify emerging risks and ensure continued program effectiveness. For additional discussion, on cybersecurity risk, see Item 1A. Risk Factors, section 1.08 “Unauthorized disclosure of sensitive or confidential information, whether through a cyber-attack, or breach of our computer systems or any other means, severely harm our business.”

Governance

The Senior Information Security Officer, Director of Information Technology (IT), and Director of Information Services are responsible for managing our cybersecurity risk program. The Director of IT and Director of Information Services report to the Chief Administrative Officer and are responsible for designing and maintaining the company’s network security architecture, as well as the day-to-day management of key components of our cybersecurity risk program, including identity access management, vulnerability and patch management, intrusion prevention systems, and threat intelligence. The Senior Information Security Officer (ISO) reports to the Chief Risk Officer and provides guidance, oversight, monitoring, and challenge of first line activities. The ISO is responsible for the development and management of our information security program, which includes cybersecurity risk assessments, incident response, third-party risk management, and testing of first line activities.

Our Board of Directors and Executive Officer Committee have delegated oversight authority to a management-level IT/Operations Committee, which is comprised of executive and senior management leadership with cybersecurity technical and/or regulatory expertise. The IT/Operations Committee meets quarterly and has primary responsibility and oversight for risk management strategies related to technology, information security, cybersecurity, fraud, privacy, business continuity, and resilience. The ISO and Director of IT present Information Security and Information Technology reporting, including updates on the external threat environment and our cybersecurity program, including our performance in identifying, preventing, detecting, mitigating, and remediating cybersecurity threats. This information is subsequently reported up to the Board Risk Committee.

The Board Risk Committee is responsible for oversight of the Company’s enterprise risk management program, which encompasses information technology, information security and cybersecurity. This includes management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The Board Risk Committee also has oversight of and establishment of risk appetite guidance through the approval of Policies and Programs including the information security and cybersecurity programs. Annual independent assessments of the Company’s cybersecurity program which are completed by external parties with the required expertise are also presented to the Board Risk Committee. The Chief Administrative Officer and Chief Risk Officer report to the Board and/or Board Risk Committee on cybersecurity risks and other matters reviewed by the IT/Operations Committee. Senior officers from IT or Information Security discuss cybersecurity matters that arise between Committee and Board meetings with the Chief Administrative Officer and/or the Chief Risk Officer, who will share these with the Company’s Executive Officers and Board members, as appropriate.

ITEM 2.      PROPERTIES

The Company’s administrative headquarters is housed in a 37,000 square foot, three-story office building located at 86 North Main Street, Porterville, California, and our main office consists of a one-story brick building located at 90 N. Main Street, Porterville, California, adjacent to our administrative headquarters. Both of those buildings are situated on unencumbered property owned by the Company. In December 2023 the Company sold and leased back 11 branch locations. Subsequent to the close of this transaction, the Company now owns unencumbered property on which six of our other offices are located, namely the following branches: California City, Farmersville, Lompoc, San Luis Obispo, Tulare, and Visalia Mooney. The remaining branches, as well as our technology center, loan production offices in Roseville and Templeton, and remote ATM locations, are leased from unrelated parties. Management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

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

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information available via public sources:

	Sale Price of the Company's		Approximate Trading
Calendar	Common Stock		Volumes
Quarter End	High	Low	Shares
March 31, 2023	22.48	17.03	2,101,200
June 30, 2023	18.35	15.01	3,174,700
September 30, 2023	22.32	16.30	1,959,800
December 31, 2023	20.29	16.75	1,499,100

(b)     Holders

As of January 31, 2024 there were an estimated 8,403 shareholders of the Company’s Common Stock. There were 685 registered holders of record on that date; and per Broadridge, an investor communication company, there were 7,733 beneficial holders with shares held under a street name, including “objecting beneficial owners” whose names and addresses are unavailable. Since some holders maintain multiple accounts, it is likely that the above numbers overstate the actual number of the Company’s shareholders.

(c)     Dividends

The Company paid cash dividends totaling $13.7 million, or $0.92 per share in 2023 and $13.9 million, or $0.92 per share in 2022, which represents 39% of annual net earnings for 2023 and 41% for 2022. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, in the past when many of our peers elected to suspend dividend payments, the Company’s Board determined that we should continue to pay a certain level of dividends without regard to peer payout ratios, as long as our core operating performance was adequate and policy or regulatory restrictions did not preclude such payments. That said, no assurance may be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

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

(d)     Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2023 with respect to stock options and restricted stock units outstanding, and available under our 2023 Equity Compensation Plan and the now-terminated 2017 and 2007 Stock Incentive Plans, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Vesting of Restricted Stock Units	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	238,179	343,449	$25.02	292,581

(e)     Performance Graph

Below is a five-year performance graph comparing the cumulative total return on the Company’s common stock to the cumulative total returns of the Nasdaq Composite Index (a broad equity market index), the S&P Bank Index, and the S&P $1 billion to $5 billion Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2018 and the reinvestment of dividends.

Total Return Performance
Index Value
300
250
200
150
100
50
Sierra Bancorp
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks Index
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Sierra Bancorp	100.00	124.58	106.27	124.92	101.71	113.35
Nasdaq Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P U.S. SmallCap Banks Index	100.00	125.46	113.94	158.62	139.85	140.55
S&P U.S. BMI Banks Index	100.00	137.36	119.83	162.92	135.13	147.41

Source: S&P Global Market Intelligence

(f)     Stock Repurchases

In October 2023, the Board approved the 2023 Share Repurchase Plan by authorizing 1,000,000 shares of common stock for repurchase beginning at the end of the expiration of the current share repurchase program on October 31, 2023 and expiring on October 31, 2024. There were no stock repurchase transactions during the fourth quarter of 2023. 1,000,000 shares of common stock authorized under the 2023 Share Repurchase Plan were available for repurchase at the end of 2023.

ITEM 6.	[RESERVED]

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2023 and 2022, and the results of operations for each year in the three-year period ended December 31, 2023. The discussion is best read in conjunction with the Company’s consolidated financial statements and the notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATMENTS

Statements contained in this report or incorporated by reference that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company’s expectations, intentions, beliefs, or strategies regarding the future. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. All forward-looking statements concerning economic conditions, growth rates, income, expenses, or other values which are included in this document are based on information available to the Company on the date noted, and the Company assumes no obligation to correct, revise, or update any such forward-looking statements. It is important to note that the Company’s actual results could materially differ from those in such forward-looking statements, and you should not place undue reliance on these forward-looking statements. Risk factors and the Company’s ability to manage that risk could cause actual results to differ materially from those in forward-looking statements include but are not limited to those outlined previously in Item 1A.

Critical Accounting Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States and prevailing practices within the banking industry. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year’s balances to conform to classifications used in 2023.  Actual results may differ from those estimates under divergent conditions.

Critical accounting estimates are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting estimates deal primarily with the following areas: the establishment of an allowance for credit losses on loans, as explained in detail in Note 2 to the consolidated financial statements and in the “Provision for Credit Losses on Loans” and “Allowance for Credit Losses on Loans” sections of this discussion and analysis; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and Goodwill which is evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in Note 2 to the consolidated financial statements and in the “Other Assets” section of this discussion and analysis. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to those areas.

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data
(dollars in thousands, except per share data)
	As of and for the years ended December 31,
Operating Data	2023	2022	2021
Net interest income	$112,405	$109,615	$109,026
Credit loss expense	$3,681	$10,667	$(3,650)
Noninterest income	$30,400	$30,770	$28,079
Noninterest expense	$92,660	$84,803	$83,556
Provision for income taxes	$11,620	$11,256	$14,187
Net income	$34,844	$33,659	$43,012
Selected Balance Sheet Summary
Total loans, net	$2,066,884	$2,029,757	$1,973,605
Total assets	$3,729,799	$3,608,590	$3,371,014
Total deposits	$2,761,223	$2,846,164	$2,781,572
Total liabilities	$3,391,702	$3,305,008	$3,008,520
Total shareholders' equity	$338,097	$303,582	$362,494
Net loans to total deposits	74.85%	71.32%	70.95%
Per Share Data
Net income per basic share	$2.37	$2.25	$2.82
Net income per diluted share	$2.36	$2.24	$2.80
Book value	$22.85	$20.01	$23.74
Cash dividends	$0.93	$0.93	$0.87
Weighted average common shares outstanding basic	14,706,141	14,955,756	15,241,957
Weighted average common shares outstanding diluted	14,737,870	15,022,755	15,353,445
Key Operating Ratios:
Performance Ratios: (1)
Return on average equity	11.30%	10.66%	12.05%
Return on average assets	0.94%	0.97%	1.29%
Average equity to average assets ratio	8.31%	9.06%	10.72%
Net interest margin (tax-equivalent)	3.37%	3.47%	3.56%
Efficiency ratio (tax-equivalent) (3)	63.90%	60.16%	59.92%
Asset Quality Ratios: (1)
Non-performing loans to total loans	0.38%	0.95%	0.23%
Non-performing assets to total loans and other real estate owned	0.38%	0.95%	0.23%
Net (recoveries) charge-offs to average loans	0.18%	0.58%	(0.01%)
Allowance for credit losses on loans to total loans at period end	1.12%	1.12%	0.72%
Allowance for credit losses on loans to nonaccrual loans	294.30%	117.78%	315.26%
Regulatory Capital Ratios: (2)
Tier 1 capital to adjusted average assets (leverage ratio)	10.32%	10.30%	10.43%
(1)	Asset quality ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.
(2)	For definitions and further information relating to regulatory capital requirements, see “Item 1, Business - Supervision and Regulation - Capital Adequacy Requirements” herein.
(3)	The efficiency ratio is a non-GAAP measure and is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

The Company recognized net income of $34.8 million in 2023 relative to $33.7 million in 2022 and $43.0 million in 2021. Net income per diluted share was $2.36 in 2023, as compared to $2.24 in 2022 and $2.80 for 2021. The Company’s return on average assets and return on average equity were 0.94% and 11.30%, respectively, in 2023, as compared to 0.97% and 10.66%, respectively, in 2022 and 1.29% and 12.05%, respectively, for 2021. The following is a summary of the major factors that impacted the Company’s results of operations for the years presented in the consolidated financial statements.

●	Net interest income improved by 3% in 2023 over 2022, and by 1% in 2022 over 2021, due to both growth and mix of earning assets partially offset by an increase in the cost of interest-bearing liabilities. The increase in average earning assets in 2023 over 2022 was due primarily to purchases of investment securities, augmented with increases in the average balance of loans. The average balance of investment securities increased $213.3 million while average gross loan balances increased $57.7 million. We experienced an increase of $22.4 million in real estate loans, $27.1 million increase in mortgage warehouse line utilization, and a $7.9 million increase in other commercial loans. The positive impact of average asset growth in 2023 along with a 100 basis points increase in yield was negatively impacted by a 161 basis points increase in yield on interest bearing liabilities due to a shift by our customers into higher cost certificates of deposits coupled with an increase in more expensive borrowed funds. The net interest margin in 2023 was 10 basis points lower than 2022.

The increase in average earning assets in 2022 over 2021 was due primarily to purchases of investment securities, partially offset by decreases in the average balance of loans. We experienced an increase of $13.5 million in real estate loans primarily driven by the purchase of $173.1 million in high quality 1-4 family residential real estate loans, while all other loan categories declined due to pay-downs, maturities, charge-offs and reduced credit line utilization. The positive impact of average asset growth in 2022 along with a 15 basis points increase in yield was negatively impacted by a 39 basis points increase in yield on interest bearing liabilities due to certificates of deposits and shifting from a net sold position to a net purchased position. The net interest margin in 2022 was 9 basis points lower than 2021.

●	We recorded a provision for credit losses on loans of $4.1 million in 2023, as compared to a $10.9 million provision in 2022 and $3.7 million benefit in 2021. The Company's $6.8 million favorable decrease in credit loss expense on loans for the year ending 2023 as compared to the same period in 2022, is primarily due to the impact of lower net charge-offs during the year ending 2023. The 2022 provision for credit losses on loans loss benefit arose from the impact of $11.5 million in net charge-offs during the year ending 2022. The elevated net charge-offs were mostly due to two loan relationships; one dairy loan relationship with total charge-offs of $8.7 million and a single office building loan relationship that was sold at a $1.9 million discount due to an increased risk of default that would have likely led to a prolonged collection period.
●	Noninterest income decreased by $0.4 million, or 1%, in 2023, and increased by $2.7 million or 10%, in 2022 over 2021. The year over year decrease in 2023 was negatively impacted by 2022 events that did not recur in 2023, including $3.6 million in gains on the sale of other assets, and the $1.0 million recovery of prior period legal expenses. These unfavorable variances were partially offset by favorable fluctuations in income on bank-owned life insurance (BOLI) with underlying investments mapped directly to the Company’s deferred compensation plan. Also favorably impacting noninterest income was a $15.3 million gain on the sale of Bank owned branch buildings (subsequently leased back), mostly offset by realizing a $14.5 million loss on a securities strategy which identified $196.7 million in available-for-sale securities to be sold in January 2024.

The $2.7 million increase in 2022 as compared to 2021 was primarily due to a $0.7 million increase in service charge income, $1.5 million in gains on the sale of investment securities, a $0.8 million favorable change in other small business partnership expenses, and $3.2 million in gains on the sale of other assets. These favorable variances were partially offset by a $3.7 million unfavorable fluctuation in income on Bank-Owned Life Insurance (BOLI) associated with deferred compensation plans.

●	Noninterest expense increased by $7.9 million, or 9%, in 2023 as compared to 2022, and increased by $1.2 million, or 1%, in 2022 over 2021. The increase in noninterest expense in 2023 was due mostly to a $3.9 million increase in salary and benefits expense for new lending teams and management staff along with reduction in force severance payments as discussed in the quarterly comparison, an unfavorable variance in director’s deferred compensation expense which is linked to the favorable changes in bank-owned life insurance income, mentioned above in the discussion of noninterest income, a $0.8 million increase in FDIC assessment costs and $0.5 million increase in fraud losses primarily due to our debit card conversion from Mastercard to VISA earlier in the year. The increase in noninterest expense in 2022 was due mostly to a $4.6 million increase in salary and benefits expense primarily for new loan production teams and a $0.7 million restitution payment to customers charged nonsufficient fund fees on representments in the past five years, partially offset by lower legal costs, telecommunications, and a positive variance in director’s deferred compensation expense which is linked to the unfavorable changes in bank-owned life insurance income.
●	The Company recorded income tax provisions of $11.6 million, $11.3 million and $14.2 million for the years ending 2023, 2022 and 2021 respectively, or 25% of pre-tax income.

Financial Condition Summary

The Company’s assets totaled $3.7 billion at December 31, 2023 as compared to $3.6 billion at December 31, 2022. Total liabilities were $3.4 billion at December 31, 2023 as compared to $3.3 billion at the end of 2022, and shareholders’ equity totaled $338.1 million at December 31, 2023 compared to $303.6 million at December 31, 2022. The following is a summary of key balance sheet changes during 2023.

●	Total assets increased by $121.2 million, or 3%. This was mostly as a result of a $67.5 million increase in investment securities, a $37.1 million increase in gross loans, and a $15.2 million increase in other assets, net of a $5.6 million decrease in Bank owned premises and equipment.
●	Investment securities increased $67.5 million, or 5%. This increase consisted primarily of increases in AAA tranches of collateralized loan obligations of $72.3 million and in callable government agency securities for $52.2 million, partially offset by decreases in mortgage-backed securities, corporate bonds and state and municipal bonds.
●	Gross loans increased $37.1 million, or 2%. This increase was primarily a result of a $50.6 million increase in mortgage warehouse utilization, $17.1 million increase in commercial real estate, and a $53.3 million increase in other commercial loans. Negatively impacting these positive variances were loan paydowns and maturities resulting in net declines in many categories even with solid loan production. In particular there was a $46.1 million decrease in farmland, $12.2 million decrease in other construction and $25.4 million decrease in residential real estate. Further, SBA PPP loan forgiveness resulted in a $1.3 million decline in loan balances, included in the other commercial loan variance noted above.

●	Other assets increased $15.2 million, or 7%. This increase was mostly from a $18.8 million increase in operating leases from a sale leaseback of branch facilities discussed in “Premises and Equipment”, a $6.3 million increase in other miscellaneous investments including low income housing tax credit funds, partially offset by decreases in prepaid and deferred income taxes.
●	Deposit balances declined $84.9 million, or 3%. Core non-maturity deposits decreased by $255.4 million, or 11%, while customer time deposits increased by $155.5 million, or 39%. Although there has been some attrition, our customers are becoming more rate sensitive in the current higher rate environment and have moved funds from lower or no cost transaction accounts into higher cost time deposits. Wholesale brokered deposits increased by $15.0 million to $135.0 million. Overall noninterest-bearing deposits as a percent of total deposits at December 31, 2023, decreased to 37.0%, as compared to 38.2% at December 31, 2022.
●	Total capital increased by $34.5 million, or 11%, ending the year with a balance of $338.1 million. The increase in equity was primarily due to $34.8 million in net income and a $20.6 million favorable swing in accumulated other comprehensive income (loss) partially offset by $13.7 million in dividends paid, and $8.5 million in share repurchases. The remaining difference is related to stock options exercised and restricted stock activity during the year.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is noninterest income, which primarily consists of customer service charges and fees but also includes non-customer sources such as BOLI and investment gains. The majority of the Company’s noninterest expense is comprised of operating costs that facilitate offering a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income was $112.4 million in 2023 as compared to $109.6 million in 2022 and $109.0 million in 2021. This equates to increases of 3% in 2023 and 1% in 2022. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the acceleration of net deferred loan fees and costs for loans paid off early (including SBA PPP loans forgiven), reversal of interest for loans placed on non-accrual status, and the recovery of interest on loans that had been on non-accrual and were paid off, sold, or returned to accrual status.

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

AVERAGE BALANCES AND RATES
(dollars in thousands, unaudited)
	Year Ended December 31,
	2023			2022			2021
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance(1)	Expense	Rate(2)	Balance(1)	Expense	Rate(2)	Balance(1)	Expense	Rate(2)
Investments:
Interest-earning due from banks	$19,527	$1,054	5.40%	$91,420	$519	0.57%	$269,932	$370	0.14%
Taxable	992,187	54,367	5.48%	808,750	25,789	3.19%	406,790	7,239	1.78%
Non-taxable	348,551	10,909	3.96%	319,682	8,805	3.49%	258,472	6,218	3.05%
Total investments	1,360,265	66,330	5.09%	1,219,852	35,113	3.07%	935,194	13,827	1.66%
Loans: (3)
Real estate	1,854,300	82,174	4.43%	1,831,874	77,708	4.24%	1,818,362	84,074	4.62%
Agricultural	35,724	2,438	6.82%	31,565	1,176	3.73%	42,866	1,598	3.73%
Commercial	85,572	5,096	5.96%	81,798	4,383	5.36%	153,880	7,828	5.09%
Consumer	4,249	348	8.19%	4,301	638	14.83%	4,993	831	16.64%
Mortgage warehouse	81,675	6,658	8.15%	54,606	2,695	4.94%	147,996	4,807	3.25%
Other	2,415	77	3.19%	2,139	106	4.96%	1,485	111	7.47%
Total loans	2,063,935	96,791	4.69%	2,006,283	86,706	4.32%	2,169,582	99,249	4.57%
Total interest earning assets (4)	3,424,200	163,121	4.85%	3,226,135	121,819	3.85%	3,104,776	113,076	3.70%
Other earning assets	16,850			15,685			15,043
Non-earning assets	272,930			243,340			208,665
Total assets	$3,713,980			$3,485,160			$3,328,484

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$143,428	$1,429	1.00%	$195,192	$485	0.25%	$143,171	$331	0.23%
NOW	442,819	289	0.07%	532,692	322	0.06%	597,992	444	0.07%
Savings accounts	419,834	269	0.06%	476,128	278	0.06%	427,803	240	0.06%
Money market	132,748	710	0.53%	150,378	95	0.06%	140,365	111	0.08%
Time deposits	527,965	23,214	4.40%	317,806	4,914	1.55%	333,204	1,039	0.31%
Brokered deposits	163,382	5,643	3.45%	74,917	725	0.97%	81,041	225	0.28%
Total interest bearing deposits	1,830,176	31,554	1.72%	1,747,113	6,819	0.39%	1,723,576	2,390	0.14%
Borrowed funds:
Federal funds purchased	94,815	4,975	5.25%	16,980	693	4.08%	1,561	1	0.06%
Repurchase agreements	90,294	245	0.27%	110,387	319	0.29%	70,443	210	0.30%
Short term borrowings	130,622	7,059	5.40%	30,728	1,057	3.44%	3,625	2	0.06%
Long term FHLB Advances	58,411	2,282	3.91%	—	—	—	—	—	—
Long term debt	49,257	1,715	3.48%	49,172	1,713	3.48%	13,351	468	3.51%
Subordinated debentures	35,567	2,886	8.11%	35,387	1,603	4.53%	35,208	979	2.78%
Total borrowed funds	458,966	19,162	4.18%	242,654	5,385	2.22%	124,188	1,660	1.34%
Total interest bearing liabilities	2,289,142	50,716	2.22%	1,989,767	12,204	0.61%	1,847,764	4,050	0.22%
Noninterest bearing demand deposits	1,057,041			1,121,060			1,064,119
Other liabilities	59,317			58,538			59,723
Shareholders' equity	308,480			315,795			356,878
Total liabilities and shareholders' equity	$3,713,980			$3,485,160			$3,328,484

Interest income/interest earning assets			4.85%			3.85%			3.70%
Interest expense/interest earning assets			1.48%			0.38%			0.14%
Net interest income and margin(5)		$112,405	3.37%		$109,615	3.47%		$109,026	3.56%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)	Loans are gross of the allowance for possible credit losses. Net loan fees have been included in the calculation of interest income. Net loan fees (costs) and loan acquisition FMV amortization were $(0.3) million, $0.9 million, and $4.2 million for the years ended December 31, 2023, 2022, and 2021 respectively.
(4)	Non-accrual loans are slotted by loan type and have been included in total loans for purposes of total interest earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

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

Volume and Rate Variances
(dollars in thousands)
	Years Ended December 31,
	2023 over 2022				2022 over 2021
	Increase(decrease) due to				Increase(decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(408)	$4,416	$(3,473)	$535	$(245)	$1,163	$(769)	$149
Taxable	5,849	18,527	4,202	28,578	7,173	5,713	5,664	18,550
Non-taxable	795	1,200	109	2,104	1,473	902	212	2,587
Total investments	6,236	24,143	838	31,217	8,401	7,778	5,107	21,286

Loans:
Real estate	951	3,472	43	4,466	625	(6,939)	(52)	(6,366)
Agricultural	155	978	129	1,262	(421)	(1)	—	(422)
Commercial	202	488	23	713	(3,667)	418	(196)	(3,445)
Consumer	(8)	(285)	3	(290)	(116)	(90)	13	(193)
Mortgage warehouse	1,336	1,756	871	3,963	(3,034)	2,497	(1,575)	(2,112)
Other	14	(38)	(5)	(29)	49	(38)	(16)	(5)
Total loans	2,650	6,371	1,064	10,085	(6,564)	(4,153)	(1,826)	(12,543)
Total interest earning assets	$8,886	$30,514	$1,902	$41,302	$1,837	$3,625	$3,281	$8,743
Liabilities:
Interest bearing deposits:
Demand	$(129)	$1,460	$(387)	$944	$120	$25	$9	$154
NOW	(54)	25	(4)	(33)	(48)	(83)	9	(122)
Savings accounts	(33)	27	(3)	(9)	27	10	1	38
Money market	(11)	709	(83)	615	8	(22)	(2)	(16)
Time deposits	3,250	9,059	5,991	18,300	(48)	4,113	(190)	3,875
Brokered deposits	856	1,863	2,199	4,918	(17)	559	(42)	500
Total interest bearing deposits	3,879	13,143	7,713	24,735	42	4,602	(215)	4,429

Borrowed funds:
Federal funds purchased	3,177	198	907	4,282	10	63	619	692
Repurchase agreements	(58)	(20)	4	(74)	119	(6)	(4)	109
Short term borrowings	3,436	604	1,962	6,002	15	123	917	1,055
Long-term FHLB Advances	—	—	2,282	2,282	—	—	—	—
Long term debt	3	(1)	—	2	1,256	(3)	(8)	1,245
TRUPS	8	1,269	6	1,283	5	616	3	624
Total borrowed funds	6,566	2,050	5,161	13,777	1,405	793	1,527	3,725
Total interest bearing liabilities	10,445	15,193	12,874	38,512	1,447	5,395	1,312	8,154
Net interest income	$(1,559)	$15,321	$(10,972)	$2,790	$390	$(1,770)	$1,969	$589

Net interest income in 2023 as compared to 2022 was impacted by a favorable rate variance of $15.3 million, partially offset by an unfavorable mix variance of $11.0 million, and an unfavorable volume variance of $1.6 million. For 2022 relative to 2021, net interest income reflects a favorable volume variance of $0.4 million and a favorable mix variance of $2.0 million, partially offset by an unfavorable rate variance of $1.8 million. The 2023 versus 2022 favorable rate variance is due mostly to a 100 basis point increase in the yield on average earning assets, mostly in higher yielding floating rate commercial loan obligations (CLO), partially offset by a 161 basis point increase in interest expense on interest bearing liabilities. The 2023 versus 2022 unfavorable volume variance mostly is due to larger increases in borrowed funds and interest bearing deposits over the increases in average earning assets. There was also an unfavorable mix variance of $11.0 million which was mostly from the shift of non or low interest bearing deposits into higher rate time deposits as customers became more rate sensitive and higher volumes of borrowed funds at higher rates than the increases in rates on new volumes of interest earning assets.  Increases in higher yielding investment securities and an increase in usage of mortgage warehouse lines offset some of the unfavorable mix variance. The 2022 versus 2021 volume variance is due mostly to increases in average balances, resulting from growth in investment portfolio balances, mostly in floating rate CLOs, partially offset by a decline in average loan balances. The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, declined by 10 basis points to 3.37% in 2023 and declined by nine basis points to 3.47% in 2022 as compared to 2021. The net interest margin compression was mostly caused by an increase in rate and volume (mix) of higher cost of interest bearing liabilities over the increase of volume and yield (mix) on interest earning assets in 2023 as compared to 2022. The net interest margin compression in 2022 as compared to 2021 was caused by an unfavorable rate variance of $1.8 million since the weighted average yield on interest-earning assets increased by only 15 basis points and the weighted average cost of interest-bearing liabilities increased by 39 basis points. There was also a favorable mix variance of $2.0 million primarily from the purchase of CLOs at floating higher interest rates, which was partially offset by a decrease in loan balances and an increase in higher cost interest bearing liabilities in 2022 compared to 2021.

Rates paid on non-maturity deposits increased 15 basis points in 2023 over the same period in 2022 as competition for deposits has increased with customers becoming more rate sensitive. Rates paid on non-maturity deposits were approximately the same in 2022 and 2021. Interest bearing demand deposits increased 75 basis points in 2023 over 2022, an indication of the fierce competition for deposits industry-wide, while interest bearing demand accounts increased two basis points in 2022 over 2021. There was a 47 basis point increase in money market accounts in 2023 over 2022, with a two basis point decrease on money market accounts in 2022 over 2021. The weighted average cost of interest-bearing liabilities increased 161 basis points in 2023 and increased 39 basis points in 2022. Customer time deposit rates in 2023 over 2022 increased 285 basis points due to a floating rate time deposit product offered by the Bank along with a 248 basis point increase in the rate paid on brokered deposits. The Bank offers a time deposit product with a rate set to a spread to prime. The current spreads range from prime minus 600 basis points to prime minus 375 basis points subject to a floor.  Two prime rate increases earlier in 2023, added to rate increases on such accounts. Customer time deposit rates in 2022 increased 124 basis points over 2021, due to a floating rate time deposit account previously discussed, along with a 69 basis point increase in the rate paid on brokered deposits.

Short-term borrowings and adjustable-rate trust-preferred securities (“TRUPS”) are also tied to short-term rates which increased during 2023 over 2022 by an unfavorable 168 basis points. In 2022, there was an unfavorable increase of 161 basis points over 2021. During 2021 the cost of these same overnight borrowings and TRUPS were relatively low.

During the year, adjustments to interest income occur due to the following adjustments: interest income recovered upon the resolution of nonperforming loans, the reversal of interest income when a loan is placed on non-accrual status, and accelerated fees or prepayment penalties recognized for early payoffs of loans. Such adjustments totaled $0.9 million of income in 2023, $1.6 million of interest reversals in 2022, and $3.5 million of interest reversals in 2021.

Provision for Loan Losses and Provision for Credit Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans. The Company recorded a provision for credit losses on loans of $4.1 million in 2023; a provision for loan losses of $10.9 million in 2022, and a benefit for loan losses of $3.7 million in 2021. The Company was subject to the adoption of the Current Expected Credit Loss ("CECL") accounting method under FASB Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) and implemented the update on January 1, 2022. Upon implementation the Company recorded a $10.4 million pre-tax increase in the allowance for credit losses, which included a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes. The Company’s $6.8 million favorable decrease for the year ending 2023 compared to the same period in 2022 is primarily due to the impact of lower net charge-offs during the year ending 2023. The Company’s $14.5 million unfavorable increase for the year ending 2022 compared to the same period in 2021 is primarily due to the impact of $11.5 million in net charge-offs during the year ending 2022. The elevated net charge-offs were mostly due to two loan relationships; one dairy loan relationship with total charge-offs of $8.7 million and a single office building loan relationship that was sold at a $1.9 million discount due to an increased risk of default that would have likely led to a prolonged collection period.

With the provision for credit losses on loans recorded in 2023 we were able to maintain our allowance for credit losses on loans at a level that, in Management’s judgment, is adequate to absorb expected credit losses over the remaining contractual life on loans related to individually identified loans as well as expected credit losses over the remaining contractual life in the remaining loan portfolio. Specifically identifiable and quantifiable credit losses on loans are immediately charged off against the allowance. The Company experienced net loan charge offs of $3.6 million in 2023, $11.5 million in 2022 and net loan recoveries of $0.2 million in 2021. The provision for credit losses on loans for 2022 was elevated due to the impact of two loan relationships as previously discussed above. The loan loss (benefit) provision for 2021 was favorably impacted by the following factors: most charge-offs were recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; loss rates for most loan types have been declining, thus having a positive impact on general reserves required for performing loans; and new loans booked have been underwritten using continued tighter credit standards.

The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the credit allowance, are discussed in Note 2 to the consolidated financial statements and below under “Allowance for Credit Losses on Loans.” The process utilized to establish an appropriate allowance for credit losses on loans can result in a high degree of variability in the Company’s provision for credit losses on loans, and consequently in our net earnings.

Noninterest Revenue and Operating Expense

The table below sets forth the major components of the Company’s noninterest revenue and operating expense for the years indicated, along with relevant ratios:

Non-Interest Income/Expense
(dollars in thousands)
	Year Ended December 31,
	2023	2022	2021
NONINTEREST INCOME:
Service charges on deposit accounts	$23,103	$23,100	$22,306
Gain on sale of securities	396	1,487	11
Gain (loss) on sale of fixed assets	15,270	(8)	180
Bank owned life insurance income (loss)	1,767	(996)	2,648
Realized loss on available-for-sale securities	(14,500)	—	—
Other	4,364	7,187	2,934
Total noninterest income	30,400	30,770	28,079
As a % of average interest-earning assets	0.89%	0.95%	0.90%

NONINTEREST EXPENSES:
Salaries and employee benefits	50,977	47,053	42,431
Occupancy and equipment costs	10,160	9,718	9,837
Advertising and marketing costs	2,215	1,729	1,521
Data processing costs	5,831	6,202	5,890
Deposit services costs	8,775	9,492	9,049
Loan services costs
Loan processing	597	550	501
Foreclosed assets	665	84	72
Other operating costs	4,362	4,661	4,497
Professional services costs
Legal and accounting	2,238	2,133	4,794
Director's cost	2,237	113	2,242
Other professional services costs	2,760	1,892	1,773
Stationery and supply costs	531	486	345
Sundry & tellers	1,312	690	604
Total noninterest expense	$92,660	$84,803	$83,556
As a % of average interest-earning assets	2.71%	2.63%	2.69%
Net noninterest income as a % of average interest-earning assets	(1.82%)	(1.67%)	(1.79%)
Efficiency ratio (1) (2)	63.90%	60.15%	59.92%
(1)	Tax Equivalent
(2)	The efficiency ratio is a non-GAAP measure and is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest income in 2023 decreased $0.4 million or 1% over 2022 and, increased $2.7 million, or 10% in 2022 over 2021. Total noninterest income was 0.89% of average interest-earning assets in 2023 as compared to a ratio of 0.95% in 2022. The ratio decreased in 2023 mostly to an increase in interest-earning assets while noninterest income including service charges on deposit accounts were mostly flat.

The principal component of the Company’s noninterest revenue, service charges on deposit accounts were flat in 2023 as compared to 2022, and increased by $0.8 million, or 4%, in 2022 as compared to 2021. This line item is primarily driven by the volume of transaction accounts. As a percent of average transaction account balances, service charge income was 1.4% in 2023, 1.3% in 2022 and 1.2% in 2021. This line item consists of a variety of fees including service charges on corporate accounts, treasury management fees, charges on corporate and consumer accounts including treasury management fees, ATM fees, overdraft income, monthly service charges on certain accounts and debit card interchange.  Overdraft income on both consumer and corporate accounts totaled $5.3 million in 2023; $4.6 million (net of restitution)  in 2022 and $4.9 million in 2021.

Debit card fees (included in service charges on deposit accounts) consists of interchange fees from our customers’ use of debit cards for electronic funds transactions. This category decreased in 2023 over 2022 by $0.2 million but was relatively flat in 2022 and 2021. The unfavorable variance in 2023 was a result of a brand change later in the year from Mastercard to VISA.

BOLI income generally fluctuates based on the market due to the Company’s “separate account” BOLI being invested in assets that closely mirror investments choices of deferred compensation participants. There is also a part of BOLI that is “general account” and receives a standard crediting rate from the carrier which remains relatively stable year over year.  However, the separate-account BOLI used to offset deferred compensation fluctuates significantly from year-to-year as many of our deferred compensation participants are invested in equity-index style funds. In the comparative years ending 2023 over 2022, BOLI income increased $2.8 million; however, in 2022 over 2021, BOLI income decreased $3.6 million. The Company had $9.9 million invested in separate account BOLI at December 31, 2023. This separate account BOLI closely matched participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). Net gains on separate account BOLI totaled $0.9 million in 2023 as compared to net losses of $2.0 million in 2022 and gains of $1.7 million in 2021. This resulted in a favorable variance of $2.9 million for the comparative years ending 2023 as compared to 2022 and an unfavorable variance of $3.7 million for the comparative years ending 2022 as compared to 2021. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus the overall net impact on taxable income tends to be minimal. The Company’s books also reflect a net cash surrender value for general account BOLI of $41.7 million and $43.2 million, respectively for the years ending December 31, 2023 and 2022. General account BOLI produces income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent with $0.9 million of general account BOLI income recorded for the year ending December 31, 2023 and $1.0 million record for the two ending December 31, 2022 and 2021.

Gain on the sale of fixed assets for $15.3 million for the year ending 2023, was due to the sale of 11 Bank owned branch buildings that were subsequently leased back. This transaction and related gain was part of an overall balance sheet restructuring. The Company recognized a $14.5 million loss for the year ending December 31, 2023 on investment securities intended for sale in December 2023 and subsequently sold in January 2024.  This securities strategy identified $196.7 million in bonds yielding 2.61% to be sold in January 2024 at a loss of $14.5 million. The proceeds from the securities strategy went to paydown a portion of other borrowed funds with an average rate of 5.52%. The Company also realized a $0.4 million gain on the sale of securities during the year ending December 31, 2023, a $1.5 million gain for the same period in 2022 from a portfolio restructure to decrease effective duration, taking advance of slight rallies in the Treasury market in early and late 2022, as well as a nominal gain for the same period in 2021.

The other category, decreased $2.8 million to $4.4 million in 2023 and increased to $7.2 million in 2022 from $2.9 million in 2021. The year over year decrease in 2023 over 2022 was a result of 2022 events that did not recur in 2023 including $3.6 million from the sale of other assets, and the recovery of prior period legal expenses.

Total operating expense, or noninterest expense, increased by $7.9 million, or 9%, in 2023 as compared to 2022, and by $1.2 million, or 1%, in 2022 as compared to 2021.

The largest component of noninterest expense, salaries, and employee benefits increased $3.9 million or 8% in 2023 as compared to 2022, and increased $4.6 million, or 11% in 2022 as compared to 2021. The increase in 2023 was due to the strategic hiring of new loan production teams and certain management positions, and standard annual increases to our employee’s base compensation. The Company also incurred severance payments of $0.9 million due to a strategic reduction in force on 14 positions eliminated through efficiencies gained from operational reorganization and the deployment of new technologies, partially offset by a $0.5 million reduction in the bonus accrual. The increase in 2022 was due mostly to the strategic hiring and geographic expansion of new loan production teams, increases to the Company’s minimum wage, and standard annual increases to our employee’s base compensation. Loan origination salaries that were deferred from current expense for recognition over the life of related loans totaled $2.7 million in 2023, $2.3 million in 2022, and $1.1 million for 2021.

Salaries and benefits were 55% of total operating expense in both 2023 and 2022 and were 51% in 2021. The number of full-time equivalent staff employed by the Company totaled 485 at the end of 2023, as compared to 491 at December 31, 2022 and 480 at December 31, 2021. The decrease for the year ending 2023 in FTE was due to the reduction in force as several management positions were eliminated due to operational efficiencies. The increase in FTE during 2022 was due to the strategic hiring of lending and management staff.

Total rent and occupancy expense, including furniture and equipment costs, increased $0.4 million in 2023 as compared to 2022, and decreased $0.1 million in 2022 as compared to 2021. The increase in 2023 was due to a one-time payment of $0.2 million for home office stipends for staff that work remotely and regular rent escalations. The decrease in 2022 over 2021 was due to the consolidation of five branch facilities in 2021. The sale leaseback transaction of 11 Bank-owned buildings discussed in “Premises and Equipment”  is expected to add approximately $0.5 million of rent expense in 2024.

Advertising and promotion costs increased $0.5 million or 28%, in 2023 over 2022, and increased $0.2 million or 14%, in 2022 over 2021. The increase in 2023 was mostly due to a $0.3 million increase in deposit program costs due to a deposit acquisition campaign. The increase in 2022 was due to the resumption of special events as COVID-19 restrictions were lifted.

Data processing costs decreased by $0.4 million or 6% in 2023 as compared to 2022 increased by $0.3 million or 5% in 2022 as compared to 2021. The decrease in 2023 was mostly from a $0.6 million decrease in core processing costs and lower internet banking costs, partially offset by higher Visa conversion costs. The Company renegotiated its core processing contract which resulted in overall savings. The increase in 2022 was primarily from an increase in core processing costs. In late 2022, the Company renegotiated its core processing contract and expects annual savings from this renegotiation of approximately $1.0 million.

Deposit services costs decreased by $0.7 million or 8% in 2023 as compared to 2022 and increased by $0.4 million or 5% in 2022 as compared to 2021. Deposit costs favorable variance in 2023 over 2022 were due to a decrease in deposit statement costs, and lower ATM network costs. Deposit costs were impacted in 2022 by increases in debit card processing due to higher customer activity levels and increased utilization of armored car services. These increases were partially offset by decreases in ATM servicing costs as we replaced most of our ATMs throughout 2021 with newer models that require less maintenance.

Loan services costs are comprised of loan processing costs, and net costs associated with foreclosed assets. Loan processing costs, which include expenses for property appraisals and inspections, loan collections, demand and foreclosure activities, loan servicing, loan sales, and other miscellaneous lending costs, increased by $0.1 million or  9%  in 2023 as compared to 2022 and increased by $0.1 million or 10% in 2022 as compared to 2021. The increase in 2023 was due to a $0.6 million increase in foreclosed asset expenses related to the foreclosure and subsequent sale of one large loan relationship in the first quarter of 2023. The increase in 2022 was primarily due to an increase of $0.1 million in the provision for unfunded commitments. Foreclosed assets costs are comprised of write-downs taken subsequent to reappraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets. There were $0.7 million expenses in 2023 and $0.1 million in expenses in both 2022 and 2021. These costs fluctuate based on market conditions of OREO relative to our holding value, the nature of the underlying properties and the volume of OREO properties in inventory. At the end of 2023, the Company had no OREO properties remaining in inventory.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs. Telecommunications expense was flat at $1.6 million in 2023 as compared to 2022 and decreased by 22% to $1.6 million in 2022 as compared to 2021. The decrease in 2022 was due to the reduction of redundancy in lines during 2021. Postage expense decreased by $0.2 million or 41% in 2023 over 2022 and increased by $0.1 million or 21% in 2022 as compared to 2021. The decrease in 2023 was due to additional disclosure mailings in 2022 that did not recur in 2023. The increase in 2022 was due to deposit account disclosure mailings from the change in our overdraft and NSF fee practices. Other miscellaneous costs under other operating costs was primarily unchanged in 2023 over 2022 but increased by $0.5 million or 25% in 2022 as compared to 2021. The increase in 2022 was primarily due to restitution payments to customers charged nonsufficient fund fees on representments in the past five years.

Total Professional Services costs, which consists of legal and accounting, acquisition, directors fees, and other professional services costs, increased by $3.1 million in 2023 as compared to 2022 and decreased by $4.7 million or 53% in 2022 as compared to 2021. Legal and Accounting costs increased $0.1 million or 5% in 2023 as compared to 2022 and decreased by $2.7 million or 56% in 2022 as compared to 2021. The increase in 2023 was primarily from an increase in audit costs, while the decrease in 2022 was mostly due to a decrease in legal costs and related legal reserves, along with lower costs related to certain audit functions that were previously outsourced. Directors’ costs increased $2.1 million in 2023 as compared to 2022 primarily due to an increase in deferred compensation expense which is linked to the favorable fluctuation in BOLI income, while the decrease in 2022 was mostly from the inverse change in the same categories. Other professional services costs include FDIC assessments and other regulatory expenses, and certain insurance costs among other things. This category increased $0.9 million or 46% in 2023 as compared to 2022 and decreased by $0.1 million or 7% in 2022 as compared to 2021. The increase in 2023 was primarily from an in increase in FDIC assessment expenses.

Employee deferred compensation expense accruals totaled  $0.2 million in 2023, $0.1 million in 2022, and $0.2 million in 2021, and are included in “salaries and employee benefits’ noted above. Directors deferred compensation plan accruals totaled $0.8 million in 2023, and $1.1 million in both 2022 and 2021, and are included in “other professional services” above. As previously mentioned in our discussion of BOLI income, deferred compensation plan accruals are related to separate account BOLI income and losses and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.

Stationery and supply costs were mostly unchanged in 2023 as compared to 2022 but increased by $0.1 million or 41% in 2022 as compared to 2021. The increase in 2022 was primarily from startup costs of new loan production offices.

Sundry and teller costs were $1.3 million in 2023, $0.7 million in 2022,  and $0.6 million in 2021. In 2023, as well as 2022 and 2021, debit card losses are elevated and trending upwards consistent with the higher volume of debit card transactions. These debit card dispute and fraud costs increased in 2023 with our debit card conversion from Mastercard to Visa earlier in the year, and are expected to decline in 2024.

The Company’s tax-equivalent overhead efficiency ratio was 63.9% in 2023, 60.2% in 2022, and 59.9% in 2021. The overhead efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income, with the provision for credit losses on loans and gains/losses excluded from the equation. The Company is continually working on efforts to control costs, as well as increase income which is the denominator of the equation.

Income Taxes

Our income tax provision was $11.6 million, or 25.0% of pre-tax income in 2023, $11.3 million, or 25.1% of pre-tax income in 2022 and $14.2 million, or 24.8% of pre-tax income in 2021. The tax accrual rate was higher in 2023 and in 2022 due to a lower proportion of non-taxable income to taxable income.

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income or loss, and certain book expenses that are not allowed as tax deductions. The Company’s investments in state, county and municipal bonds provided $10.9 million of federal tax-exempt income in 2023, $8.8 million in 2022, and $6.2 million in 2021. Moreover, in addition to life insurance proceeds of $0.9 million in 2023 and $0.4 million in both 2022 and 2021, net increases in the cash surrender value of bank-owned life insurance added $1.8 million to tax-exempt income in 2023, and $2.6 million to tax-exempt income in 2021, but reduced  tax-exempt income by $1.0 million in 2022.

Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. We had a total of $14.4 million invested in low-income housing tax credit funds as of December 31, 2023 and $10.1 million as of December 31, 2022, which are included in other assets rather than in our investment portfolio. Those investments have generated substantial tax credits over the past few years, with about $0.8 million in credits available for the 2023 tax year and $0.5 million in credits available for each of the tax years 2022, and 2021. The credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. We plan to invest in additional tax credit funds in the future, but if the economics of such transactions do not justify continued investments, then the level of low-income housing tax credits will taper off in future years until they are substantially utilized by the end of 2037. That means that even if taxable income stayed at the same level through 2037, our tax accrual rate would gradually increase.

Financial Condition

Assets totaled $3.7 billion at December 31, 2023, an increase of $121.2 million, or 3%, for the year. Assets increased in 2023 primarily as a result of a $67.5 million increase in investment securities, a $37.1 million increase in gross loans, and a $15.2 million increase in other assets, net of a $5.6 million decrease in Bank owned premises and equipment.

Deposits declined $84.9 million, or 3%. Total capital increased by $34.5 million, or 11%. The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

Loan Portfolio

The Company’s loan portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan portfolio are important considerations when reviewing the Company’s financial condition.

The Loan  Distribution table that follows sets forth by loan type the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated. The balances for each loan type include nonperforming loans, if any, but do not reflect any deferred or unamortized loan origination, extension, or commitment fees, or deferred loan origination costs. Although not reflected in the loan totals below and not currently comprising a material part of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan Distribution
(dollars in thousands)
	As of December 31,
	2023	2022	2021	2020	2019
Real estate:
Residential real estate	413,262	438,731	317,151	178,752	250,833
Commercial real estate	1,325,493	1,308,328	1,268,245	1,465,126	811,298
Other construction/land	6,267	18,358	46,556	119,933	196,725
Farmland	67,510	113,594	106,765	129,968	144,063
Total real estate	1,812,532	1,879,011	1,738,717	1,893,779	1,402,919
Other commercial	157,762	104,135	143,311	252,785	165,461
Mortgage warehouse lines	116,000	65,439	101,184	307,679	189,103
Consumer loans	4,090	4,232	4,649	5,721	7,978
Total loans	2,090,384	2,052,817	1,987,861	2,459,964	1,765,461
Allowance for credit losses on loans	(23,500)	(23,060)	(14,256)	(17,738)	(9,923)
Total loans, net	$2,066,884	$2,029,757	$1,973,605	$2,442,226	$1,755,538
Percentage of Total loans
Real estate:
Residential real estate	19.77%	21.37%	15.95%	7.27%	14.21%
Commercial real estate	63.41%	63.73%	63.81%	59.55%	45.95%
Other construction/land	0.30%	0.89%	2.34%	4.88%	11.14%
Farmland	3.23%	5.53%	5.37%	5.28%	8.16%
Total real estate	86.71%	91.52%	87.47%	76.98%	79.46%
Other commercial	7.54%	5.08%	7.21%	10.28%	9.37%
Mortgage warehouse lines	5.55%	3.19%	5.09%	12.51%	10.72%
Consumer loans	0.20%	0.21%	0.23%	0.23%	0.45%
	100.00%	100.00%	100.00%	100.00%	100.00%

The Company’s loan balances increased $37.1 million or 2% in 2023.  The increase was primarily a result of a $50.6 million increase in mortgage warehouse utilization, $17.1 million increase in commercial real estate, and a $53.3 million increase in other commercial loans. Negatively impacting these positive variances were loan paydowns and maturities resulting in net declines in many categories even with solid loan production. In particular there was a $46.1 million decrease in farmland, $12.2 million decrease in other construction and $25.4 million decrease in residential real estate. Further, SBA PPP loan forgiveness resulted in a $1.3 million decline in loan balances, included in the other commercial loan variance noted above.

The increase in 2021 was mostly from the purchase of high quality jumbo mortgage pools early in the year. For 2022, the Company had $173.1 million in loan purchases which were designed as a bridge to organic loan growth with the hiring of loan production teams in both 2023 and 2022. These new loan production teams were hired to develop relationships within our footprint for both loans and deposits. These new loans should provide additional diversification of the loan portfolio and provide floating rate loan products which complement the fixed rate real estate loans. As demonstrated by the expansion of the lending teams both in 2023 and 2022, management remains focused on organic loan growth which totaled $185.3 million and $292.2 million, respectively during the years ending 2023 and 2022. No assurance can be provided with regard to future net growth in aggregate loan balances given occasional surges in prepayments, fluctuations in mortgage warehouse lending and maintaining concentrations in certain sectors within our risk management parameters.

The overall decline in commercial real estate secured loans during 2021 was partially offset by an increase of $149.6 million in 1-4 family residential real estate loans due to the $208.0 million purchase of jumbo mortgage loans during the second half of 2021.

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The guidelines, as amended, are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines, as amended, establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of Tier 1 risk-based capital plus allowance for credit losses loans; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of Tier 1 risk-based capital plus allowance for credit losses on loans, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period. This ratio was 246% at December 31, 2022 and declined to 243% at December 31, 2023. At December 31, 2023, the Bank’s total construction, land development and other land loans represented 1% of Tier 1 risk-based capital plus allowance for credit losses on loans. The Bank believes that it does not have a concentration in CRE loans at December 31, 2023, above the prudential regulatory guidelines note above. The Bank and its board of directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the risk management of CRE under the guidelines.

Loan Maturities

The following table shows the maturity distribution for total loans outstanding as of December 31, 2023, including non-accruing loans, grouped by remaining scheduled principal payments:

Loan Maturities
(dollars in thousands)
	As of December 31, 2023
	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total	Floating Rate: due after one year	Fixed Rate: due after one year
Real estate	$22,482	$139,774	$363,808	$1,287,755	$1,813,819	$630,565	$1,160,772
Agricultural	9,107	41,326	5,185	7	55,625	41,951	4,567
Commercial and industrial	41,392	28,784	29,978	494	100,648	20,501	38,755
Mortgage warehouse lines	116,000	—	—	—	116,000	—	—
Consumer loans	986	1,124	458	1,415	3,983	348	2,649
Total	$189,967	$211,008	$399,429	$1,289,671	$2,090,075	$693,365	$1,206,743

Generally, the Company’s contractual life of loans matches the loan’s amortization period, which is generally 25 years.  Rates on nonresidential loans longer than five years typically adjust starting before ten years and each five years thereafter. For a comprehensive discussion of the Company’s liquidity position, balance sheet repricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.

Unused commitments, excluding mortgage warehouse and overdraft lines, were $205.7 million at December 31, 2023, compared to $219.7 million at December 31, 2022. Total line utilization, excluding mortgage warehouse and overdraft lines, was 62% at December 31, 2023 and 59% at December 31, 2022 and was 53% at December 31, 2023 and 32% at December 31, 2022, including mortgage warehouse lines. Mortgage warehouse utilization increased to 36% at December 31, 2023, as compared to 10% at December 31, 2022. Total mortgage warehouse availability declined to $204.5 million at December 31, 2023 as compared to $594.6 million at December 31, 2022. With current industry volumes down due to decreased purchase and refinance activity we experienced some lenders leaving the Bank and others decreasing their lines of credit to match their current volumes. It is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 20% of gross loans outstanding at December 31, 2023 and 40% at December 31, 2022. The Company also had undrawn letters of credit issued to customers totaling $5.0 million at both December 31, 2023 and 2022. Off-balance sheet obligations pose potential credit risk to the Company, and a $0.5 million reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2023, down $0.3 million from the previous year.  The unused commitments related to mortgage warehouse are unconditionally cancellable at any time. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-K outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

Contractual Obligations

At the end of 2023, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Subordinated debentures	$35,660	$—	$—	$—	$35,660
Long term debt	49,304	—	—	—	49,304
Operating leases	39,539	3,625	6,349	5,282	24,283
Other long-term obligations	14,144	970	930	18	12,226
Total	$138,647	$4,595	$7,279	$5,300	$121,473

Nonperforming Assets

Nonperforming assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets which primarily consists of OREO.

The following table presents comparative data for the Company’s NPAs as of the dates noted:

Nonperforming Assets
(dollars in thousands)
	As of December 31,
	2023	2022	2021	2020	2019
Real estate:
Residential real estate	$414	$688	$1,915	$3,596	$1,221
Commercial real estate	7,457	—	1,234	2,260	3,545
Other construction/land	—	—	—	—	31
Farmland	—	15,812	—	442	258
TOTAL REAL ESTATE	7,871	16,500	3,149	6,298	5,055
Other commercial	114	3,072	1,351	1,276	651
Consumer loans	—	7	22	24	31
TOTAL NONPERFORMING LOANS (1)	$7,985	$19,579	$4,522	$7,598	$5,737

Foreclosed assets	—	—	93	971	800
Total nonperforming assets	$7,985	$19,579	$4,615	$8,569	$6,537
Loans deferred under CARES Act (1)	$—	$—	$10,411	$29,500	$—
Nonperforming loans as a % of total gross loans	0.38%	0.95%	0.23%	0.31%	0.32%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.38%	0.95%	0.23%	0.35%	0.37%
(1)	Loans deferred under the CARES act are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in the table.

NPAs totaled $8.0 million, or 0.4% of gross loans plus foreclosed assets at the end of 2023, down from $19.6 million, or 1.0% of gross loans plus foreclosed assets at the end of 2022. NPAs at the end of 2023 consist primarily of one commercial real estate loan secured by an office building for which foreclosure proceedings have been initiated.  NPAs increased $15.0 million or 324% in 2022.

Nonperforming loans secured by real estate comprised $7.9 million of total nonperforming loans at December 31, 2023, a decrease of $8.6 million, since December 31, 2022. Nonperforming loans secured by real estate at December 31, 2023 is primarily composed of one non-owner occupied commercial real estate loan secured by an office building with a book balance of $7.5 million.

The Company had no foreclosed assets at December 31, 2023 and 2022. When the Company has foreclosed asset, they are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Allowance for Credit Losses/Allowance for Loan Losses

The allowance for credit losses on loans, a contra-asset, is established through a provision for credit losses on loans. The allowance for credit losses on loans is at a level that, in Management’s judgment, is adequate to absorb expected credit losses on loans related to individually identified loans as well as expected credit losses in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off. Note 2 to the consolidated financial statements provides a more comprehensive discussion of the accounting guidance we conform to and the methodology we use to determine an appropriate allowance for credit losses on loans. The Company’s allowance for credit losses on loans was $23.5 million, or 1.12% of gross loans at December 31, 2023, relative to $23.1 million, or 1.12% of gross loans at December 31, 2022. The increase in the allowance resulted from an increase in individual loan reserves, primarily as a result of a downgrade in the fourth quarter of 2023 of one commercial real estate loan on an office building. This increase was partially offset by a five basis point decrease in qualitative reserves. At December 31, 2023, nonaccrual loans totaled $8.0 million compared to $19.6 million at December 31, 2022. All of the Company’s impaired assets are periodically reviewed and are either well-reserved based on current loss expectations or are carried at the fair value of the underlying collateral, net of expected disposition costs. The ratio of the allowance to nonperforming loans was 294% at December 31, 2023, relative to 118% at December 31, 2022, and 315% at December 31, 2021. As described above, a separate allowance of $0.5 million for potential losses inherent in unused commitments is included in other liabilities at December 31, 2023.

The Company recorded a provision for credit losses on loans of $4.1 million in 2023 as compared to $10.9 million in 2022, and a loan loss benefit of $3.7 million in 2021. Our credit allowance for expected losses on individually identified loans increased $1.5 million, 351% during 2023, and decreased $0.2 million, or 36%, during 2022. The allowance for expected losses inherent in the remaining portfolio decreased by $1.1 million, or 5%.

The following table sets forth the Company’s net charge-offs as a percentage to the average loan balances in each loan category, as well as other credit related ratios at or for the periods indicated:

Credit Ratios
(dollars in thousands, unaudited)
	As of and for the years ended December 31,
	2023			2022			2021
	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Real estate:
1-4 family residential construction	$—	$—	—	$—	$5,927	—	$—	$36,245	—
Other construction/land	—	12,270	—	(260)	21,806	(1.19)%	(328)	35,906	(0.91)%
1-4 family - closed-end	(176)	408,309	(0.04)%	(87)	399,435	(0.02)%	67	160,522	0.04%
Equity lines	—	17,879	—	(12)	23,189	(0.05)%	(13)	33,484	(0.04)%
Multi-family residential	—	104,153	—	—	65,785	—	—	57,318	—
Commercial real estate - owner occupied	(17)	308,043	(0.01)%	—	325,354	—	—	350,197	—
Commercial real estate - non-owner occupied	2,266	911,205	0.25%	1,911	884,522	0.22%	(82)	1,021,759	(0.01)%
Farmland	991	92,441	1.07%	4,418	105,856	4.17%	—	122,931	—
Total real estate	3,064	1,854,300	0.17%	5,970	1,831,874	0.33%	(356)	1,818,362	(0.02)%
Agricultural	(1,084)	35,724	(3.03)%	4,788	31,565	15.17%	50	42,866	0.12%
Commercial and industrial	895	87,987	1.02%	159	83,937	0.19%	(64)	155,365	(0.04)%
Mortgage warehouse lines	—	81,675	—	—	54,606	—	—	147,996	—
Consumer loans	743	4,249	17.49%	632	4,301	14.69%	202	4,993	4.05%
Total	$3,618	$2,063,935	0.18%	$11,549	$2,006,283	0.58%	$(168)	$2,169,582	(0.01)%
Allowance for credit losses on loans to gross loans at end of period			1.12%			1.12%			0.72%
Nonaccrual loans to gross loans at end of period			0.38%			0.95%			0.23%
Allowance for credit losses on loans to nonaccrual loans			294.30%			117.78%			315.26%

Provided below is a summary of the allocation of the allowance for credit losses on loans for specific loan categories at the dates indicated. The allocation presented should not be viewed as an indication that charges to the allowance will be incurred in these amounts or proportions, or that the portion of the allowance allocated to a particular loan category represents the total amount available for charge-offs that may occur within that category.

Allocation of Allowance for Credit Losses on Loans
(dollars in thousands)
	As of December 31,
	2023		2022		2021		2020		2019
	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans
Real Estate	$21,505	86.71%	$21,274	91.44%	$11,586	87.47%	$11,766	76.98%	$5,635	79.46%
Other commercial (2)	1,684	13.09%	1,468	8.35%	2,023	12.30%	5,203	22.79%	2,878	20.09%
Consumer loans	311	0.20%	314	0.21%	510	0.23%	720	0.23%	1,278	0.45%
Unallocated	—	—	4	—	137	—	49	—	132	—
Total	$23,500	100.00%	$23,060	100.00%	$14,256	100.00%	$17,738	100.00%	$9,923	100.00%
(1)	Represents percentage of loans in category to total loans
(2)	Includes mortgage warehouse lines

The Company’s allowance for credit losses on loans at December 31, 2023 represents Management’s best estimate of expected losses over the remaining contractual life of loans in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting, or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance. The Company adopted the current expected credit losses methodology on January 1, 2020, under FASB Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) to January 1, 2022. However, as previously noted under the Allowance for Loan Losses section above in March 2020, the Company elected under Section 4014 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act to defer the implementation of CECL. At the time the decision was made, there was a significant change in economic uncertainty on the local, regional, and national levels as a result of local and state stay-at-home orders, as well as relief measures provided at a national, state, and local level. Further, the Company has taken actions to serve our communities during the pandemic, including permitting short-term payment deferrals to current customers, as well as originating bridge loans and SBA PPP loans. Upon adoption of CECL, the Company was required to make an adjustment to equity, net of taxes, equal to the difference between the allowance for credit losses calculated under the CECL method and the allowance for loan losses as calculated under the incurred loss method as of December 31, 2021. Therefore, on January 1, 2022, the Company recorded a $10.4 million increase in the allowance for credit losses, which includes a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes.

Investments

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $1.3 billion, or 36% of total assets at December 31, 2023, as compared to $1.3 billion, or 35% of total assets at December 31, 2022. As noted above, approximately $197 million in investments, with an unrealized loss of $14.5 million, were identified with an intent to sell at December 31, 2022, and were sold in January 2024.

We had no fed funds sold at the end of the reporting periods, and interest-bearing balances held primarily in our Federal Reserve Bank account totaled $3.7 million at December 31, 2023, as compared to $3.2 million at December 31, 2022. The average rate on the interest-bearing balances was 5.40% for 2023.  In an effort to change the mix of lower rate earning assets, the Company worked diligently to identify higher yielding earning assets, within the Company’s risk profile for purchase. With respect to the investment portfolio, the Company purchased $73.2 million of AAA and AA-rated Collateralized Loan Obligations (“CLOs”) bringing the total CLOs to $570.7 million at December 31, 2023. These structured investments complement our fixed rate earning assets, including fixed rate loans, as CLOs have rates that adjust quarterly.

The Company’s investment securities portfolio had a book balance of $1.3 billion at December 31, 2023and December 31, 2022.  The Company carries “available for sale” investments at their fair market values and “held to maturity” investments at amortized cost. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable. The expected effective duration was 1.39 years for available-for-sale investments and 5.9 years for held-to-maturity investments at December 31, 2023,  as compared to 1.83 years for available-for-sale investments and 6.4 years for held-to-maturity investments at December 31, 2022. In early 2024, the Company initiated a strategic securities transaction by selling $196.7 million of bonds. These securities were identified as an intent to be sold at December 31, 2023. This transaction realized a $14.5 million loss in the fourth quarter of 2023. The average yield on these bonds was 2.61% and the proceeds were used to paydown short-term borrowings at an average rate of 5.52%. This transaction is expected to increase our earnings stream beginning in 2024 by increasing net interest income as interest expense on borrowed funds will be reduced by more than the reduction in interest income on the securities sold. In the second and fourth quarters of 2022 the Company transferred $162.1 million and $198.3 million, respectively of “available for sale” investments to “held to maturity.” Those securities were transferred at fair market value on the date of the transfer. The transfer was initiated to reduce the effect of potential future rate increases on accumulated other comprehensive income due to changes in estimated fair value. See Note 3, Investment Securities for additional information.

The following Investment Portfolio table reflects the carrying amount for each primary category of investment securities for the past three years:

Investment Portfolio
(dollars in thousands)
	As of December 31,
	2023		2022		2021
	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$102,749	7.67%	$50,599	3.98%	$1,574	0.16%
Mortgage-backed securities	99,544	7.43%	122,532	9.63%	306,727	31.51%
State and political subdivisions	194,206	14.50%	205,980	16.20%	304,268	31.26%
Corporate bonds	52,040	3.89%	57,435	4.52%	28,529	2.93%
Collateralized loan obligations	570,662	42.61%	498,377	39.18%	332,216	34.13%
Total available for sale	1,019,201	76.10%	934,923	73.51%	973,314	100.00%
Held to maturity
U.S. government agencies	5,522	0.41%	6,047	0.48%	—	—
Mortgage-backed securities	142,295	10.62%	157,473	12.38%	—	—
State and political subdivisions	172,240	12.86%	173,361	13.63%	—	—
Total held to maturity	320,057	23.90%	336,881	26.49%	—	—
Total securities	$1,339,258	100.00%	$1,271,804	100.00%	$973,314	100.00%

Based on an analysis of its available for sale securities with unrealized losses as of December 31, 2023, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of debt securities is expected to recover as payments are received and the debt securities approach maturity.

The following bullets outline additional support for management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of January 1, 2022 and December 31, 2023 was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	U.S. Government Agencies are supported by the full faith and credit-worthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or December 31, 2023.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either January 1, 2022 or December 31, 2023.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both January 1, 2022 and December 31, 2023 noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. On a quarterly basis management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both January 1, 2022 and December 31, 2023 management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly, these metrics include credit quality, reserve adequacy, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of December 31, 2022 and December 31, 2023 management concluded that the unrealized loss position of these securities related primarily to the fluctuation in market conditions, including interest rates and other factors, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution affecting the subordinated debt. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both January 1, 2022 and December 31, 2023 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

In addition, the Company determined there was a $0.02 million credit loss expected on the held-to-maturity debt securities portfolio which was recorded as an allowance for credit losses on held-to-maturity securities.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $543.9 million at December 31, 2023 and $165.8 million at December 31, 2022, leaving $793.0 million in unpledged debt securities at December 31, 2023 and $1.1 billion in unpledged debt securities at December 31, 2022. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $383.0 million at December 31, 2023 and $43.1 million at December 31, 2022.

The table below groups the Company’s investment securities by their remaining time to maturity as of December 31, 2023, and provides weighted average yields for each segment.

Maturity and Yield of Held-to-Maturity Investment Portfolio

(dollars in thousands)

	December 31, 2023
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Mortgage-Backed Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
U.S. government agencies	$—	—	$332	2.91%	$5,385	2.24%	$—	—	$—	—	$5,522	2.36%
Mortgage-backed securities	—	—	7,483	2.68%	—	—	—	—	144,971	2.05%	142,295	2.23%
State and political subdivisions	145	5.65%	2,069	3.58%	14,738	3.00%	173,367	3.41%	—	—	172,256	3.74%
Total securities	$145		$9,884		$20,123		$173,367		$144,971		$320,073

Cash and Due from Banks

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches and our reserve requirement, among other things, and is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds. The Company’s balance of noninterest earning cash and balances due from correspondent banks totaled $73.7 million, or 2% of total assets at December 31, 2023, and $72.8 million, or 2% of total assets at December 31, 2022. The average balance of non-earning cash and due from banks, which can be used to determine trends, was $80.8 million for 2023, $79.3 million for 2022 and $75.7 million for 2021.

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

The following Premises and Equipment table reflects the original cost, accumulated depreciation and amortization, and net book value of fixed assets by major category, for the years noted:

Premises and Equipment
(dollars in thousands)
	As of December 31,
	2023			2022			2021
		Accumulated			Accumulated			Accumulated
		Depreciation			Depreciation			Depreciation
		and	Net Book		and	Net Book		and	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value	Cost	Amortization	Value
Land	$2,694	$—	$2,694	$4,823	$—	$4,823	$4,823	$—	$4,823
Buildings	11,919	5,581	6,338	21,170	11,864	9,306	21,006	11,284	9,722
Furniture and equipment	17,856	13,605	4,251	18,948	14,711	4,237	19,242	14,925	4,317
Leasehold improvements	14,699	11,075	3,624	14,732	10,620	4,112	14,682	9,973	4,709
Total	$47,168	$30,261	$16,907	$59,673	$37,195	$22,478	$59,753	$36,182	$23,571

The net book value of the Company’s premises and equipment was 0.5%  of total assets at December 31, 2023, and 0.6% of total assets at December 31, 2022. Depreciation and amortization included in occupancy and equipment expense totaled $2.2 million in 2023 and $2.4 million in 2022.

In December 2023, the Company sold 11 Bank owned branch buildings with a book value of $4.8 million, for a gain on sale of $15.3 million.  These branch buildings were subsequently leased back to the Company and are reflected in footnote 6 of the Financial Statements.

Other Assets

Goodwill totaled $27.4 million at December 31, 2023, unchanged for the year and other intangible assets were $1.4 million, a decrease of $0.9 million, or 39%, as a result of amortization expense recorded on core deposit intangibles. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment following FASB guidelines and based on those analytics Management has determined that no impairment exists as of December 31, 2023.

The net cash surrender value of bank-owned life insurance policies decreased to $51.6 million at December 31, 2023 from $52.2 million at December 31, 2022, due to certain death benefits paid on former officers of the Company and the decline of BOLI income from net cash surrender values. Refer to the “Noninterest Revenue and Operating Expense” section above for a more detailed discussion of BOLI and the income/expense it generates.

The remainder of other assets consists primarily of right-of-use assets tied to operating leases, accrued interest receivable, deferred taxes, investments in bank stocks, prepaid assets, investments in low-income housing credits, investments in SBA loan funds, and other miscellaneous assets. The total operating lease right-of-use asset recorded on the books is $30.5 million less accumulated amortization of $4.7 million. The bank stocks include Pacific Coast Bankers Bank (PCBB) stock (marked to market value annually) and restricted stock related to the Federal Home Loan Bank of San Francisco (FHLB SF) stock held in conjunction with our FHLB borrowings. Both the PCBB and FHLB SF stock is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

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

Deposit Distribution
(dollars in thousands)
	Year Ended December 31,
	2023	2022	2021	2020	2019
Interest bearing demand deposits	$128,784	$150,875	$129,783	$109,938	$91,212
Noninterest bearing demand deposits	1,020,772	1,088,199	1,084,544	943,664	690,950
NOW	405,163	490,707	614,770	558,407	458,600
Savings	370,806	456,980	450,785	368,420	294,317
Money market	145,591	139,795	147,793	131,232	118,933
Customer time deposits	555,107	399,608	293,897	412,945	464,362
Brokered deposits	135,000	120,000	60,000	100,000	50,000
Total deposits	$2,761,223	$2,846,164	$2,781,572	$2,624,606	$2,168,374

Percentage of Total Deposits
Interest bearing demand deposits	4.66%	5.30%	4.67%	4.19%	4.21%
Noninterest bearing demand deposits	36.98%	38.23%	38.99%	35.95%	31.86%
NOW	14.67%	17.24%	22.10%	21.28%	21.15%
Savings	13.43%	16.06%	16.21%	14.04%	13.57%
Money market	5.27%	4.91%	5.31%	5.00%	5.48%
Customer time deposits	20.10%	14.04%	10.57%	15.73%	21.42%
Brokered deposits	4.89%	4.22%	2.16%	3.81%	2.31%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Deposit balances reflected a decline of $84.9 million, or 3%, in 2023 and $64.6 million, or 2%, in 2022. The 2023 decline in deposits came primarily from a $175.1 million decrease in transaction accounts, an $80.4 million decrease in savings and money market accounts offset by an increase in customer time deposit balances of $155.5 million as customers moved their funds to higher interest-bearing type accounts and a $15.0 million increase in wholesale brokered deposits. The increase in 2022 was primarily from brokered deposits.

Noninterest bearing demand deposit balances were down $67.4 million or 6%; NOW and interest-bearing demand accounts decreased by $107.6 million, or 17% in 2023. Overall non-maturity deposits decreased by $0.3 million, or 11%, to $2.1 billion at December 31, 2023.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth.

The following table presents the estimated deposits exceeding the FDIC insurance limit:

Uninsured Deposits
(dollars in thousands)
	Year Ended December 31,
	2023	2022
Uninsured deposits	$816,206	$919,467

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $162.2 million. The following table presents the maturity distribution of the estimated uninsured time deposits:

Uninsured Time Deposit Maturity Distribution
(dollars in thousands)
	As of December 31, 2023
	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Uninsured time deposits	$88,795	$27,245	$45,196	$1,007	$162,243

See Liquidity and Market Risk Management below in this 10-K for a discussion on liquidity management the Company maintains to meet liquidity needs under unusual conditions such as uncommon deposit outflows of uninsured deposits.

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

Total non-deposit interest-bearing liabilities increased $139.7 million, or 28%, in 2023, due primarily to increases in term FHLB advances. Non-deposit interest-bearing liabilities increased $221.5 million, or 116%, in 2022, due primarily to increases in overnight fed funds purchased, customer repurchase agreements, and FHLB advances. The Company had $130.0 million in overnight fed funds purchased, $25.5 million in overnight FHLB advances, and $205.0 million in term FHLB advances at December 31, 2023 as compared to, $125.0 million in overnight fed funds purchased and $94.0 million in overnight FHLB advances at December 31, 2022. There were no FHLB term advances at December 31, 2022. Repurchase agreements totaled $107.1 million at year-end 2023 relative to a balance of $109.2 million at year-end 2022. As noted above, after year end, the Company sold approximately $197 million in bonds and used the proceeds to pay down overnight and short-term advances. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. The Company had junior subordinated debentures totaling $35.7 million at December 31, 2023 and $35.5 million December 31, 2022, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities. The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016. Long term debt was $49.3 million at December 31, 2023 as compared to $49.2 million for the year ended December 31, 2022. The small increase resulted from the amortization of debt issuance costs.

The details of the Company’s short-term borrowings are presented in the table below, for the years noted:

Short-term Borrowings
(dollars in thousands)
	Year Ended December 31,
	2023	2022	2021
Repurchase Agreements
Balance at December 31	$107,121	$109,169	$106,937
Average amount outstanding	90,294	110,387	70,443
Maximum amount outstanding at any month end	107,121	118,014	106,937
Average interest rate for the year	0.27%	0.29%	0.30%

Fed funds purchased
Balance at December 31	$130,000	$125,000	$—
Average amount outstanding	94,815	16,980	1,561
Maximum amount outstanding at any month end	165,000	125,000	—
Average interest rate for the year	5.25%	4.08%	0.06%

FHLB advances
Balance at December 31	$150,500	$94,000	$—
Average amount outstanding	130,622	30,728	3,625
Maximum amount outstanding at any month end	362,700	103,100	5,000
Average interest rate for the year	5.40%	3.44%	0.06%

Other Noninterest Bearing Liabilities

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities increased by $32.2 million, or 71%, during 2023. The primary reason for this increase was due to the change in the Company’s operating lease liability stemming from the sale leaseback transaction of 11 Bank-owned buildings discussed in “Premises and Equipment”.  The Company also committed funds to a new Small Business Investment Company and a Low Income Housing Tax Credit Fund. An increase in accrued interest payable was also a factor due to the increase in interest rates in 2023.

Capital Resources

The Company had total shareholders’ equity of $338.1 million at December 31, 2023 as compared to $303.6 million at December 31, 2022. The increase of $34.5 million, or 11%, is due to $34.8 million in net income and a $20.6 million favorable swing in accumulated other comprehensive income partially offset by $13.7 million in dividends paid, and $8.5 million in share repurchases. The remaining difference is related to stock options exercised and restricted stock activity during the year.

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

The final rule became effective January 1, 2020 and banks that met the qualifying criteria were able to elect to use the community bank leverage framework starting with the quarter ended March 31, 2020. The Company uses a variety of measures to evaluate its capital adequacy, including the community bank leverage ratio, and risk-based capital and leverage ratios in preceding years, that are calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios at the dates indicated:

	December 31,	To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework) (1)
2023
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	10.32%	9.00%
Bank of the Sierra	11.29%	9.00%

2022
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	10.30%	9.00%
Bank of the Sierra	10.99%	9.00%
(1)	Under interim transition final guidance, the community bank leverage ratio minimum requirement was reduced to 8.5% for calendar year 2021.

At the end of 2023, as our Community Bank Leverage Ratio exceeded 9.0%, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, and our regulatory capital ratios remained above the median for peer financial institutions. We do not foresee any circumstances that would cause the Company or the Bank to be less than “well capitalized,” although no assurance can be given that this will not occur. A more detailed table of regulatory capital ratios, which includes the capital amounts and ratios required to qualify as “well capitalized” as well as minimum capital ratios, appears in Note 16 to the Consolidated Financial Statements in Item 8 herein. For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

The Company also looks at the double leverage ratio, which is a measure of the reliance on the holding company’s borrowings that are injected into the subsidiary Bank as capital.  As holding company borrowings are primarily serviced by the receipt of dividends from the subsidiary Bank, this ratio is monitored as well as cash at the holding company for purposes of servicing the cash needs at the holding company level. This ratio is calculated by dividing subsidiary Bank capital by the holding company/consolidated capital. The Company generally maintains a double leverage ratio of under 125%. The double leverage ratio was 121.2% at December 31, 2023 as compared to 119.9% at December 31, 2022.

Liquidity and Market Risk Management

Liquidity

Liquidity management refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by Management on a quarterly basis, with various stress scenarios applied to assess our ability to meet liquidity needs under unusual or adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored, and we are committed to maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $961.5 million at December 31, 2023. The Company was also eligible to borrow approximately $392.0 million at the Federal Reserve Discount Window based on pledged assets at December 31, 2023. Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2023, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $1.2 billion of the Company’s investment balances, as compared to $1.1 billion at December 31, 2022. Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $127.9 million at December 31, 2023. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

At December 31, 2023 and December 31, 2022, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and Secondary Liquidity Sources	December 31, 2023	December 31, 2022
Cash and due from banks	$78,602	$77,131
Unpledged investment securities	792,965	1,097,164
Excess pledged securities	382,965	43,096
FHLB borrowing availability	586,726	718,842
Unsecured lines of credit	374,785	237,000
Funds available through fed discount window	392,034	42,278
Totals	$2,608,077	$2,215,511

The Company’s primary liquidity ratio and net loans to deposits ratio was 31% and 76%, respectively, at December 31, 2023, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Other liquidity ratios reviewed periodically by Management and the Board include the Community Bank leverage ratio, net change in overnight position and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding). All ratios were within policy guidelines at December 31, 2023, except for the non-core funding dependence ratio. At 25.15% this ratio was 15 basis points above the policy guideline of “less than 25%.” With the “Securities Strategy” completed in January of 2024 it is anticipated that this ratio will come into policy guideline. Nevertheless, management is closely watching all Company liquidity metrics and will take appropriate action if deemed necessary.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, debt servicing, shareholder dividends, and stock repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. At December 31, 2023, the holding company maintained a cash balance of $10.4 million. Management anticipates the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future and the Bank is not subject to any regulatory restrictions for paying dividends to the holding company, other than the legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in this Form 10-K.

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

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration (dollars in thousands):

	December 31, 2023		December 31, 2022
	% Change in Net	$ Change in Net	% Change in Net	$ Change in Net
Immediate Change in Interest Rates (basis points)	Interest Income	Interest Income	Interest Income	Interest Income
+400	6.28%	$8,098	(4.02%)	$(4,829)
+300	4.82%	$6,222	(2.74%)	$(3,291)
+200	3.37%	$4,349	(1.43%)	$(1,717)
+100	1.84%	$2,371	(0.16%)	$(195)
Base
-100	(4.87%)	$(6,278)	(2.76%)	$(3,312)
-200	(9.58%)	$(12,365)	(6.49%)	$(7,796)
-300	(13.85%)	$(17,875)	(9.96%)	$(11,977)
-400	(16.33%)	$(21,078)	(12.83%)	$(15,422)

The simulation for the period ending December 31, 2023, indicates that the Company is slightly asset sensitive, with net interest income increasing in rising rate scenarios and declining in decreasing rate scenarios, with a continued drop in interest rates having the most substantial negative impact. The change in the magnitude of the Company’s asset sensitivity based on its interest rate risk model at December 31, 2023, as compared to December 31, 2022, is due mostly to the decrease in the level of overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings. In addition, adding to our asset sensitivity, variable rate investment securities in the form of CLOs increased $72.3 million along with a change in the mix of fixed rate versus variable rate loans in 2023 as compared to 2022.  At December 31, 2023, the Company had $155.0 million in overnight borrowings as compared to $219.0 million in overnight borrowings at December 31, 2022. The securities strategy mentioned earlier enabled most of the overnight borrowings to be paid off in early January. These overnight borrowings had an average rate of 5.52% while the bonds sold had an average book yield of 2.61%. The Company has approximately $204.5 million of unfunded mortgage warehouse lines at December 31, 2023. If rates decrease, it would be expected that a significant portion of the unfunded mortgage warehouse lines would become funded and thereby, mitigate the impact of lower rates on the balance sheet through higher utilization.

For the period ending December 31, 2022, the simulation indicated that the Company was slightly liability sensitive, with net interest income decreasing in rising and declining rate scenarios, with a continued drop in interest rates having the most substantial negative impact. The change in the magnitude of the Company’s asset sensitivity based on its interest rate risk model at December 31, 2022, as compared to December 31, 2021, is due mostly to the level of overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings and in customer time deposits tied to the prime interest rate. In addition, based on the magnitude of rate changes, interest rates on new loans did not increase at the rates modeled in 2021 and therefore, the beta on loan yields was lowered in modeling interest rate risk in 2022. Any change in interest rate in the model would expect to decrease net interest income. At December 31, 2022, the Company had $219.0 million in overnight borrowings as compared to none at December 31, 2021. At December 31, 2021, the Company had $193.2 million in overnight cash held with the Federal Reserve bank as compared to $3.2 million at December 31, 2022. The Company has approximately $594.6 million of unfunded mortgage warehouse lines at December 31, 2022.

In addition to the net interest income simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). When no balance sheet growth is incorporated and a stable interest rate environment is assumed, projected annual net interest income is about $11.7 million lower, or 9% than in our standard simulation. However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from the declining rate scenarios, in which our net interest income could reduce by 10% in the event of a 300 basis point downward shock.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ report listed below are included herein:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sierra Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sierra Bancorp and its subsidiary (the Company) as of December 31, 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans and Leases

As described in Notes 2 and 4 to the financial statements, the Company’s allowance for credit losses totaled $23.5 million as of December 31, 2023. The allowance for credit losses is calculated under the expected credit loss model and is an estimate of life-of-loan and -lease losses.

The allowance for credit losses for loans and leases consists of a collective reserve evaluation for loans and leases with similar risk characteristics and an individual reserve evaluation for loans and leases without similar risk characteristics. The allowance for the collective reserve evaluation is derived from an estimate of expected loan and lease losses primarily using an expected loss methodology that incorporates certain risk characteristics using either the remaining life or discounted cash flow (DCF) methodology depending on the loan and lease portfolio segment.

The discounted cash flow quantitative reserve methodology incorporates the consideration of probability of default (PD) and loss given default (LGD) assumptions to estimate periodic losses, and LGD is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data. The Company uses a regression analysis that links historical losses of the Company and its peer group to national unemployment rates in order to calculate expected default rates. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average over a four-quarter reversion period on a straight-line basis. For the remaining life quantitative reserve method, the Company’s and peer group’s average historical losses are used to determine the loss rates, and the loss rates are applied to expected loan balances over an estimated remaining life of loans. The estimated remaining life is calculated using the Company’s historical attrition data. Reasonable and supportable forecasts of the national unemployment rate, real growth domestic product and the housing price index are considered through estimation of qualitative reserves on portfolios using the remaining life method.

The quantitative estimates are adjusted to incorporate considerations of current trends and conditions that are not captured in the quantitative credit loss estimates through the use of qualitative or environmental factors (qualitative factors). The qualitative reserve is calculated using a combination of numeric frameworks and management’s judgment in order to determine the risk categorization in each of the qualitative factor. The amount of qualitative reserves is also contingent upon the historical peer, life-of-loan equivalent, loss rate ranges and the relative weighting of qualitative factors according to management’s judgment.

The estimation of the allowance for credit losses involves many inputs and assumptions. These inputs and assumptions include, among others, the selection, evaluation and measurement of the reasonable and supportable forecasts and the qualitative factors discussed above, which require management to apply judgment and that are subject to change as forecasted economic events or internal assessments evolve.

We identified the determination and evaluation of the economic forecasts and qualitative factors of the allowance for credit losses as a critical audit matter because auditing the underlying assumptions and evaluation of the economic forecasts and qualitative factors used in the allowance for credit losses involved a degree of complexity and high degree of auditor judgment.

Our audit procedures related to management’s evaluation and establishment of the economic forecasts and qualitative factors in the allowance for credit losses included the following, among others:

●	We obtained an understanding of the relevant controls related to the evaluation and establishment of the economic forecasts and qualitative factors of the allowance for credit losses and tested such controls for design and operating effectiveness, including controls related to management’s establishment, review and approval of the economic forecasts and qualitative factors and the completeness and accuracy of the underlying data.

●	We tested management’s process and significant judgments in the evaluation and establishment of the economic forecasts, which included:

-	Evaluating management’s considerations and data utilized as a basis for the selection of economic forecasts by tracing data points used to company-provided source documents and assessing the appropriateness of their source.

-	Evaluating the reasonableness of management’s judgments related to the selection of economic forecasts.

●	We tested management’s process and evaluated their judgments and assumptions in the determination of the qualitative factors, which included:

-	Evaluating the reasonableness of management’s selection of data inputs used as a basis for the adjustments related to the qualitative factors, and testing the completeness and accuracy of the data utilized by comparing them to internal and external source data.

o	Evaluating the reasonableness of the qualitative factors assessed by management, including the directional consistency and magnitude of the resulting qualitative component of the allowance for credit losses, as compared to internal and external source data, and how the data correlated with the risk categorization and numeric framework established by management.

/s/RSM US LLP

We have served as the Company's auditor since 2023.

San Francisco, California

March 22, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Sierra Bancorp Porterville, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sierra Bancorp and subsidiary (the Company) as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as Sierra Bancorp’s auditor from 2004 through 2022 (such dates incorporate the acquisition of certain assets of Vavrinek, Trine, Day & Co., LLP by Eide Bailly in 2019).

San Ramon, California

March 9, 2023

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2023 and 2022

(dollars in thousands)

	2023	2022
ASSETS
Cash and due from banks	$73,721	$72,803
Interest bearing deposits in banks	4,881	4,328
Cash and cash equivalents	78,602	77,131
Investment securities
Available-for-sale, net of zero allowance for credit losses	1,019,201	934,923
Held-to-maturity, net of allowance for credit losses of $16 and $63	320,057	336,881
Total investment securities	1,339,258	1,271,804
Loans:
Gross loans	2,090,075	2,052,940
Deferred loan costs (fees), net	309	(123)
Allowance for credit losses on loans	(23,500)	(23,060)
Net loans	2,066,884	2,029,757
Premises and equipment, net	16,907	22,478
Goodwill	27,357	27,357
Other intangible assets, net	1,399	2,275
Company owned life insurance	51,572	52,169
Other assets	147,820	125,619
	$3,729,799	$3,608,590
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,020,772	$1,088,199
Interest bearing	1,740,451	1,757,965
Total deposits	2,761,223	2,846,164
Repurchase agreements	107,121	109,169
Other borrowings	360,500	219,000
Long-term debt	49,304	49,214
Subordinated debentures, net	35,660	35,481
Allowance for credit losses on unfunded loan commitments	510	840
Other liabilities	77,384	45,140
Total liabilities	3,391,702	3,305,008
Commitments and contingent liabilities (Note 14)
Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued; Common stock, no par value; 24,000,000 shares authorized; 14,793,832 and 15,170,372 shares issued and outstanding , respectively	110,446	112,928
Additional paid-in capital	4,581	4,148
Retained earnings	259,050	243,082
Accumulated other comprehensive loss, net of taxes of $14,874 and $23,746	(35,980)	(56,576)
Total shareholders' equity	338,097	303,582
	$3,729,799	$3,608,590

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands, except per share data)

	2023	2022	2021
Interest and dividend income
Loans, including fees	$96,791	$86,706	$99,249
Taxable securities	54,367	25,789	7,239
Tax-exempt securities	10,909	8,805	6,218
Federal funds sold and other	1,054	519	370
Total interest income	163,121	121,819	113,076
Interest expense
Deposits	31,554	6,819	2,390
Other borrowings	14,561	2,069	213
Long-term debt	1,715	1,713	468
Subordinated debentures	2,886	1,603	979
Total interest expense	50,716	12,204	4,050
Net interest income	112,405	109,615	109,026
Provision (benefit) for credit losses on loans	4,058	10,898	(3,650)
Benefit for credit losses on unfunded loan commitments	(330)	(294)	—
(Benefit) provision for credit losses on held-to-maturity securities	(47)	63	—
Net interest income after provision for credit losses	108,724	98,948	112,676
Noninterest income
Service charges on deposits	23,103	23,100	22,306
Net gains on sale of securities available-for-sale	396	1,487	11
Net gains (losses) on sale of fixed assets	15,270	(8)	180
Increase (decrease) in cash surrender value of life insurance	1,767	(996)	2,648
Realized losses on available-for-sale securities	(14,500)	—	—
Other income	4,364	7,187	2,934
Total noninterest income	30,400	30,770	28,079
Noninterest expense
Salaries and employee benefits	50,977	47,053	42,431
Occupancy and equipment	10,160	9,718	9,837
Other	31,523	28,032	31,288
Total noninterest expense	92,660	84,803	83,556
Income before income taxes	46,464	44,915	57,199
Provision for income taxes	11,620	11,256	14,187
Net income	$34,844	$33,659	$43,012
Earnings per share
Basic	$2.37	$2.25	$2.82
Diluted	$2.36	$2.24	$2.80
Weighted average shares outstanding, basic	14,706,141	14,955,756	15,241,957
Weighted average shares outstanding, diluted	14,737,870	15,022,755	15,353,445

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands, except footnotes)

	2023	2022	2021
Net income	$34,844	$33,659	$43,012
Other comprehensive gain (loss), before tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	15,140	(94,689)	(10,265)
Reclassification adjustment for losses (gains) included in net income (1)	14,104	(1,487)	(11)
Other comprehensive gain (loss), before tax	29,244	(96,176)	(10,276)
Income tax (expense) benefit related to items of other comprehensive income	(8,648)	28,433	3,038
Total other comprehensive gain (loss), net of tax	20,596	(67,743)	(7,238)
Comprehensive income (loss)	$55,440	$(34,084)	$35,774
(1)	Amounts are included in net gains on securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expense associated with the reclassification adjustment for the years ended 2023, 2022 and 2021 was $4.2 million, $0.4 million, and 0.003 million respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands, except per share data)

	Common Stock
					Accumulated
			Additional		Other
			Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Gain (Loss)	Equity
Balance, January 1, 2021	15,388,423	113,384	3,736	208,371	18,405	343,896
Net Income	—	—	—	43,012	—	43,012
Other comprehensive loss, net of tax	—	—	—	—	(7,238)	(7,238)
Stock options exercised, net of shares surrendered for cashless exercises	25,452	422	(141)	—	—	281
Restricted stock granted	73,912	680	(680)	—	—	—
Restricted stock surrendered due to employee tax liability	(12,122)	(89)	—	(203)	—	(292)
Restricted stock forfeited / cancelled	(18,217)	—	—	—	—	—
Stock based compensation - stock options	—	—	118	—	—	118
Stock based compensation - restricted stock	—	—	877	—	—	877
Stock repurchase	(187,438)	(1,390)	—	(3,538)	—	(4,928)
Cash dividends - $0.87 per share	—	—	—	(13,232)	—	(13,232)
Balance, December 31, 2021	15,270,010	113,007	3,910	234,410	11,167	362,494
Cumulative effect of change in accounting principle	—	—	—	(7,315)	—	(7,315)
Net Income	—	—	—	33,659	—	33,659
Other comprehensive loss, net of tax	—	—	—	—	(67,743)	(67,743)
Stock options exercised, net of shares surrendered for cashless exercises	29,640	1,360	(1,046)	—	—	314
Restricted stock granted	70,465	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(15,309)	(114)	—	(227)	—	(341)
Restricted stock forfeited / cancelled	(1,872)	—	—	—	—	—
Stock based compensation - stock options	—	—	84	—	—	84
Stock based compensation - restricted stock	—	—	1,200	—	—	1,200
Stock repurchase	(182,562)	(1,325)	—	(3,526)	—	(4,851)
Cash dividends - $0.92 per share	—	—	—	(13,919)	—	(13,919)
Balance, December 31, 2022	15,170,372	112,928	4,148	243,082	(56,576)	303,582
Net Income	—	—	—	34,844	—	34,844
Other comprehensive gain, net of tax	—	—	—	—	20,596	20,596
Restricted stock granted	129,904	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(19,317)	(145)	—	(246)	—	(391)
Restricted stock forfeited / cancelled	(6,033)	—	—	—	—	—
Restricted stock vested in period	—	1,316	(1,316)	—	—	—
Stock based compensation - stock options	—	—	69	—	—	69
Stock based compensation - restricted stock	—	—	1,680	—	—	1,680
Stock repurchase	(481,094)	(3,574)	—	(4,916)	—	(8,490)
Excise tax on stock repurchases	—	(79)	—	—	—	(79)
Cash dividends - $0.92 per share	—	—	—	(13,714)	—	(13,714)
Balance, December 31, 2023	14,793,832	$110,446	$4,581	$259,050	$(35,980)	$338,097

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$34,844	$33,659	$43,012
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(396)	(1,487)	(11)
Realized loss on available-for-sale securities	14,500	—	—
Loss (gain) on disposal of fixed assets	(15,270)	8	(180)
Gain on sale of foreclosed assets	—	(8)	(153)
Writedown of foreclosed assets	—	91	174
Stock based compensation expense	1,749	1,284	995
Provision (benefit) for credit losses on loans	4,058	10,898	(3,650)
(Benefit) provision for credit losses on held-to-maturity securities	(47)	63	—
Depreciation and amortization	2,356	2,536	3,237
Net amortization on securities premiums and discounts	2,872	3,519	4,914
Accretion of discounts for loans acquired and net deferred loan fees	(311)	(279)	(411)
(Increase) decrease in cash surrender value of life insurance policies	(1,905)	996	(2,648)
Amortization of core deposit intangible	876	1,000	1,032
(Increase) decrease in interest receivable and other assets	(20,525)	(29,283)	6,435
Increase in other liabilities	31,835	9,481	1,602
Deferred income tax (benefit) provision	(2,343)	311	85
Decrease (increase) in equity securities	291	332	(2,523)
Net amortization of partnership investment	661	451	746
Net cash provided by operating activities	53,245	33,572	52,656
Cash flows from investing activities:
Maturities and calls of securities available for sale	71,065	11,003	10,390
Proceeds from sales of securities available for sale	25,676	45,903	148
Purchases of securities available for sale	(197,153)	(526,498)	(568,174)
Principal paydowns on securities available for sale	45,269	72,831	113,117
Net purchases of FHLB stock	(1,929)	(336)	—
Loan (payments) and originations, net	(60,025)	(76,225)	472,589
Purchases of premises and equipment, net	(1,415)	(1,272)	(371)
Proceeds from sales of fixed assets	20,079	—	1,426
Proceeds from sales of foreclosed assets	19,151	10	950
Purchase of bank owned life insurance	(125)	(24)	(39)
Liquidation of bank-owned life insurance	165	23	—
Proceeds from BOLI death benefit	2,462	1,078	984
Amortization of debt issuance costs	90	73	—
Net increase in partnership investment	(7,000)	(7,562)	(10,400)
Net cash used in investing activities	(83,690)	(480,996)	20,620
Cash flows from financing activities:
(Decrease) increase in deposits	(84,941)	64,592	156,966
Increase (decrease) in fed funds purchased	5,000	125,000	(100,000)
Increase (decrease) in borrowed funds	56,500	94,000	(42,900)
Proceeds from long-term Federal Home Loan Bank advances and other debt	80,000	—	—
(Decrease) increase in repurchase agreements	(2,048)	2,232	67,799
Cash dividends paid	(13,714)	(13,919)	(13,232)
Repurchases of common stock	(8,881)	(5,192)	(5,220)
Stock options exercised	—	314	281
Proceeds from issuance of subordinated debt	—	—	49,141
Net cash provided by financing activities	31,916	267,027	112,835
(Decrease) increase in cash and due from banks	1,471	(180,397)	186,111
Cash and cash equivalents, beginning of year	77,131	257,528	71,417
Cash and cash equivalents, end of year	$78,602	$77,131	$257,528

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands)

	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$48,545	$10,777	$3,649
Income taxes	$10,355	$13,165	$13,554
Supplemental disclosure of noncash investing and financing activities:
Real estate acquired through foreclosure	$15,406	$—	$93
Operating right-of-use asset from branch facilities sale leaseback transaction	$17,859	$—	$—
Operating lease liability from branch facilities sale leaseback transaction	$13,755	$—	$—

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

At December 31, 2023, the Bank operated 35 full service branch offices and an online branch and provides specialized lending services through a dedicated agricultural credit office, Mortgage Warehouse lending divisions, a dedicated loan production office in Roseville, California and an agricultural production office in Templeton, California. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate, construction and mortgage loans. Loans are made in California within the market area of the South Central San Joaquin Valley, the Central Coast, Ventura County and neighboring communities. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2023. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

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

Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for credit losses, income taxes and deferred tax assets and liabilities, and goodwill. In connection with the determination of the allowances for credit losses and other real estate, management obtains independent appraisals for significant properties, evaluates the overall loan portfolio characteristics and delinquencies, and monitors economic conditions.

Reclassifications

Certain amounts in the Consolidated Income Statements for the prior periods have been reclassified to conform to the current presentation. The reclassifications had no effect on net income or stockholders’ equity as previously reported.

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and deposits with other financial institutions with original maturities within 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and fed funds purchased and repurchase agreements.

Securities

Debt securities may be classified as held to maturity and carried at amortized cost when management has the positive ability and intent to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Debt securities classified as available for sale are carried at fair value with unrealized holding gains and losses reported in other comprehensive income, net of tax. Securities designated as held-to-maturity, are carried at the amortized cost basis of the securities in question, which includes purchase premium or discount in addition to any unamortized premium or discount representing the unrealized gain or loss on any individual security at the time it was transferred from the available for sale designation. Notably, the Company has elected the practical expedient under GAAP to exclude accrued interest from the amortized-cost-basis of held-to-maturity securities and does not evaluate accrued interest receivable for an allowance for credit losses because any past due interest receivable on its held-to-maturity portfolio is reversed from income timely.  Accrued interest on held-to-maturity securities and available-for-sale securities continues to be included in other assets on the Company’s balance sheet and measured $2.4 million and $12.3 million, respectively, as of December 31, 2023.

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

For available-for-sale debt securities in an unrealized loss position for which management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available sale debt securities in an unrealized loss position, which don’t meet the previously outlined criteria, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. At December 31, 2023, the Company had no recorded Allowance for Credit Losses on its securities designated as available-for-sale.

Under CECL, held-to-maturity debt securities are evaluated for reserves in the same manner as loans.  On April 1, 2022, the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from available-for-sale to held-to maturity. On October 1, 2022, a similar transfer of $198.3 million securities from available for sale to held-to-maturity was completed. The securities were transferred at their fair value as of the transfer date, with the related unrealized gain or loss as of the date of transfer included in the amortized cost basis of the transferred security and subject to amortization or accretion over each security’s remaining life.  An unrealized loss of $28.4 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of December 31, 2023 and is included in accumulated other comprehensive income, net of tax.  The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income each increasing over time. Because of the implicit and explicit guarantees of the Federal Government on the Agency and Mortgage-Backed securities there is no expectation of future losses on any of these securities and no allowance for credit losses has been established for these securities. The Bank’s municipal bonds moved to the held-to-maturity designation all have credit ratings considered investment grade or equivalent. A discounted-cash-flow reserve calculation was performed upon the transfer of these securities into the held-to-maturity designation and is updated on a quarterly basis.  As of December 31, 2023, an allowance for credit losses of $0.02 million had been established on the Bank’s held-to-maturity portfolio, a slight decrease from the allowance for credit losses of $0.06 million at December 31, 2022.

FHLB Stock and Other Investments

The Bank is a member of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost in other assets, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank’s investment in FHLB stock was approximately $14.7 million at December 31, 2023, and $12.7 million at December 31, 2022.

Loans (Financing Receivables)

Our credit quality classifications of Loans include Pass, Special Mention and Substandard. These classifications are defined in Note 4 to the consolidated financial statements.

Loans are reported on the amortized cost basis. The amortized cost basis of the Company’s loans is comprised of the principal balance outstanding, net of remaining deferred loan fees and costs, purchase premiums and discounts, and also net of any write-downs. Notably, the Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on the Company’s Loans continues to be included in other assets on the Company’s balance sheet and as of December 31, 2023, measured $5.6 million. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized in interest income as an adjustment to yield of the related loans over the contractual life of the loan using both the effective interest and straight-line methods without anticipating prepayments.

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

Generally, the Company places a loan or lease on nonaccrual status and ceases recognizing interest income when it has become delinquent more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. For loans with an interest reserve, i.e., where loan proceeds are advanced to the borrower to make interest payments, all interest recognized from the inception of the loan is reversed when the loan is placed on non-accrual. Once a loan is on non-accrual status subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Generally, loans are not restored to accrual status until the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Due to loans being placed on nonaccrual status, $0.4 million of interest receivable on loans was reversed from interest income for the year ended December 31, 2023.

Allowance for Credit Losses - Loans

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

The ACL for loans is separated between a collective reserve evaluation, for loans where similar risk characteristics exist and an individual reserve evaluation for loans without similar risk characteristics. The collective evaluation of loans is performed at the portfolio segment level, using call code as the primary segmentation key but also considering similarity in quantitative reserve methodology. The Company’s ACL is categorized according to the following portfolio segments: 1-4 Family Real Estate, Commercial Real Estate, Farmland & Agricultural Production, Commercial & Industrial, Mortgage Warehouse, and Consumer. Loans secured by 1-4 family residences have a different profile from loans secured by Commercial Real Estate. Generally, the borrowers for 1-4 Family loans are consumers whereas borrowers for Commercial Real Estate are often businesses. The COVID-19 pandemic illustrated how these different categories of real estate loans were subject to different risks, which was exacerbated by the widespread work-from-home model adopted by many companies during and since the pandemic. Farmland and Agricultural Production loans are included in a single segment as these loans are often times to the same borrowers, facing the same risks relating to commodity prices, water supply and drought conditions in addition to other environmental concerns. Commercial & Industrial loans are separated into a unique segment given the uniqueness of these loans, which are often revolving and secured by other business assets as opposed to real estate. Mortgage warehouse loans are also unique in the Company’s portfolio and warrant separate presentation as an individual portfolio segment, given the specific nature of these constantly revolving lines to mortgage originators and also attributable to a very limited loss history, even after consideration of peer data.  Finally, the Company splits out Consumer loans as a separate segment as a result of the small balance, homogeneous terms that characterize these loans. Management utilizes a discounted cash flow methodology to estimate the quantitative portion of collectively evaluated reserves for the 1-4 Family Real Estate, Commercial Real Estate, Commercial & Industrial and Mortgage Warehouse portfolio segments. Management utilizes a Remaining Life Quantitative Reserve Methodology for the Farmland & Agricultural Production, and Consumer portfolio segments. Within the portfolio segments utilizing the DCF quantitative reserve methodology, management has made the election to adjust the effective interest rate to consider the impact of expected prepayments.

Loans where similar risk characteristics exist are evaluated for the ACL in the collective reserve evaluation. The Company’s policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of December 31, 2023, the Bank’s nonaccrual loans comprised the entire population of loans individually evaluated. The Company’s policy is that nonaccrual loans also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loan should be categorized as collateral dependent. It is the Company’s policy that the only loans where the credit quality has deteriorated to the point where foreclosure is probable are the Company’s nonaccrual loans. Most of the Company’s business activity is with customers located in California within the Southern Central San Joaquin Valley; in the corridor stretching between Santa Paula and Santa Clarita in Southern California, and on the Central Coast. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in those regions. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for credit.

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

Leases

Leases are classified as operating or finance leases at the lease commencement date. The Company leases certain locations classified as operating leases. The Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal. The Company does not record short term leases with an initial lease term of one year or less on the consolidated balance sheets.

At lease inception, the Company determines the lease term by considering the noncancelable lease term and all optional renewal periods that the Company is reasonably certain to renew. The lease term is also used to calculate straight-line lease expense. Leasehold improvements are amortized over the shorter of the useful life and the estimated lease term. The Company’s leases do not contain residual value guarantees or material variable lease payments that will impact the Company's ability to pay dividends or cause the Company to incur additional expenses.

Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis and variable lease expense. Lease expense is included in occupancy and equipment expense on the Company's consolidated statements of income. The Company's variable lease expense includes rent escalators that are based on market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance and other costs associated with the lease. The amortization of the right-of-use asset arising from finance leases is expensed through occupancy and equipment expense.

Foreclosed Assets

Foreclosed assets include real estate and other property acquired in full or partial settlement of loan obligations. Upon acquisition, any excess of the recorded investment in the loan balance over the appraised fair market value, net of estimated selling costs, is charged against the allowance for credit losses on loans. A valuation allowance for losses on foreclosed assets is maintained to provide for subsequent declines in value. The allowance is established through a provision for losses on foreclosed assets which is included in other noninterest expense. Subsequent gains or losses on sales or write-downs resulting from permanent impairments are recorded in other noninterest expense as incurred. Operating costs after acquisition are expensed.

The Company had no foreclosed residential real estate properties recorded at December 31, 2023. At December 31, 2023, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process.

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

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually or more frequently if events and circumstances exist which indicate that an impairment test should be performed. The Company selected October 1, 2023, as the date to perform the annual impairment test for 2023. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was no impairment recognized for the years ended December 31, 2023, 2022, and 2021.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2023, all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

Stock-Based Compensation

At December 31, 2023, the Company had one active stock-based compensation plan, the Sierra Bancorp 2023 Equity Compensation Plan (the “2023 Plan”), which was adopted by the Company’s Board of Directors on March 17, 2023 and approved by the Company’s shareholders on May 24, 2023. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017” Plan), which expired by its own terms on March 16, 2023. Unvested restricted stock and options to purchase shares granted under the 2017 Plan and its predecessor the 2007 Stock Incentive Plan (the “2007” Plan) that remained outstanding were unaffected by that plan’s termination. The 2023 Plan covers 360,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2023 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants.

Compensation cost and director’s expense is recognized for stock options and restricted stock awards issued to employees and directors and is recognized over the required service period, generally defined as the vesting period.

The Company is using the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. The “multiple option” approach for stock options is used to allocate the resulting valuation to actual expense for current period. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option exercise and post-vesting termination behavior. The expected term of stock options granted is based on historical data and represents the period of time that options granted are expected to be outstanding subsequent to vesting, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant. No stock options were granted during the years ended December 31, 2023, 2022 and 2021.

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

In March 2023 the FASB issued, ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 was adopted by the

Company on January 1, 2023, and its adoption did not have a significant effect on the Company’s financial statements.

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

In November 2023 the FASB issued, ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is not expected to have a significant impact on our financial statements.

In December 2023 the FASB issued, ASU 2023-09,“Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2025, though early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on our financial statements.

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

The amortized cost and fair value of the securities available-for-sale and held-to-maturity are as follows (dollars in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$102,823	$23	$(97)	$—	$102,749
Mortgage-backed securities	100,745	21	(1,222)	—	99,544
State and political subdivisions	200,057	572	(6,423)	—	194,206
Corporate bonds	65,273	—	(13,233)	—	52,040
Collateralized loan obligations	573,027	1,113	(3,478)	—	570,662
Total available-for-sale securities	$1,041,925	$1,729	$(24,453)	$—	$1,019,201

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$5,522	$—	$(617)	$4,905	$—
Mortgage-backed securities	142,295	—	(10,441)	131,854	—
State and political subdivisions	172,256	5,909	—	178,165	(16)
Total held-to-maturity securities	$320,073	$5,909	$(11,058)	$314,924	$(16)

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$50,625	$49	$(75)	$—	$50,599
Mortgage-backed securities	129,948	—	(7,416)	—	122,532
State and political subdivisions	223,810	607	(18,437)	—	205,980
Corporate bonds	65,164	10	(7,739)	—	57,435
Collateralized loan obligations	515,032	60	(16,715)	—	498,377
Total available-for-sale securities	$984,579	$726	$(50,382)	$	$934,923

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$6,047	$—	$(621)	$5,426	$—
Mortgage-backed securities	157,473	—	(9,915)	147,558	—
State and political subdivisions	173,424	585	1,018	175,027	(63)
Total held-to-maturity securities	$336,944	$585	$(9,518)	$328,011	$(63)

The Company did not record an ACL on the available-for-sale portfolio at December 31, 2023 or upon the implementation of CECL on January 1, 2022.  As of both dates the Company considers the unrealized loss across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both January 1, 2022 and December 31, 2023 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold.

For the years ended December 31, 2023, 2022, and 2021, proceeds from sales of securities available-for-sale were $25.7 million, $45.9 million, and $0.1 million, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of securities for the years ended were as follows (dollars in thousands):

	December 31,
	2023	2022	2021
Gross gains on sales and calls of securities	$396	$1,487	$11
Gross losses on sales and calls of securities	—	—	—
Net gains (losses) on sales and calls of securities	$396	$1,487	$11

The Company has reviewed all sectors and securities in the portfolio for impairment. During the year ended December 31, 2023 the Company realized gains through earnings from the sale and call of 37 debt securities for $0.4 million. There were no securities sold during 2023 for which a loss was realized. During the year ended December 31, 2022, the Company realized gains through earnings from the sale and call of 54 debt securities for $1.5 million. There were no securities sold during 2022 for which a loss was realized. During the year ended December 31, 2021 the Company realized gains through earnings from the sale and call of 21 debt securities for $0.01 million. There were no securities sold during 2021 for which a loss was realized.

The Company recognized a $14.5 million loss for the year ending December 31, 2023 on investment securities intended for sale and subsequently sold in January 2024. Included in this sale were $4.0 million in U.S. government agencies, $74.8 million in mortgage-backed securities, and $117.9 million in state and political subdivisions.

The following table summarizes available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position, including the number of available-for-sale debt securities in an unrealized loss position, as of the dates indicated below (dollars in thousands):

	December 31, 2023
		Less than twelve months		Twelve months or longer		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	14	$(97)	$46,823	$—	$3,929	$(97)	$50,752
Mortgage-backed securities	321	—	20	(1,222)	94,505	(1,222)	94,525
State and political subdivisions	201	(33)	6,950	(6,390)	125,283	(6,423)	132,233
Corporate bonds	51	(118)	2,316	(13,115)	49,724	(13,233)	52,040
Collateralized loan obligations	47	—	—	(3,478)	393,258	(3,478)	393,258
Total available-for-sale	634	$(248)	$56,109	$(24,205)	$666,699	$(24,453)	$722,808

	December 31, 2022
		Less than twelve months		Twelve months or longer		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	8	$(75)	$27,550	$—	$—	$(75)	$27,550
Mortgage-backed securities	340	(7,108)	119,260	(308)	3,227	(7,416)	122,487
State and political subdivisions	252	(15,732)	147,635	(2,705)	9,807	(18,437)	157,442
Corporate bonds	52	(7,644)	54,636	(95)	405	(7,739)	55,041
Collateralized loan obligations	60	(10,152)	309,102	(6,563)	169,743	(16,715)	478,845
Total available-for-sale	712	$(40,711)	$658,183	$(9,671)	$183,182	$(50,382)	$841,365

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties (dollars in thousands):

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$583	$582	$145	$145
Maturing after one year through five years	40,187	39,916	2,413	2,384
Maturing after five years through ten years	156,541	143,516	19,895	18,350
Maturing after ten years	170,842	164,981	155,325	162,191
Securities not due at a single maturity date:
Mortgage-backed securities	100,745	99,544	142,295	131,854
Collateralized loan obligations	573,027	570,662	—	—
	$1,041,925	$1,019,201	$320,073	$314,924

Securities with amortized costs totaling $570.4 million and carrying values totaling $551.5 million were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2023 (see Note 10).

Securities available-for-sale with amortized costs totaling $186.7 million and estimated fair values totaling $183.5 million were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2022 (see Note 10).

At December 31, 2023, the Company’s investment portfolio included securities issued by 398 different government municipalities and agencies located within 36 states with a fair value of $372.4 million. The largest exposure to any single municipality or agency was $5.3 million (fair value) in four general obligation bonds issued by the City of New York (NY). In addition the Company owned 51 subordinated debentures issued by bank holding companies totaling $52.0 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations (dollars in thousands):

	December 31, 2023		December 31, 2022
General obligation bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Issuance:
Texas	$146,215	$146,589	$153,209	$146,667
California	63,316	61,048	65,758	60,701
Washington	20,212	20,400	21,635	21,312
Other (29 and 29 states, respectively)	94,936	96,606	102,336	100,480
Total general obligation bonds	324,679	324,643	342,938	329,160

Revenue bonds
State of Issuance:
Texas	8,850	8,899	9,216	8,840
California	3,794	3,735	3,788	3,673
Washington	4,035	3,591	4,083	3,490
Other (20 and 20 states, respectively)	30,955	31,503	37,209	35,844
Total revenue bonds	47,634	47,728	54,296	51,847
Total obligations of states and political subdivisions	$372,313	$372,371	$397,234	$381,007

The following table summarizes the amortized cost and fair value of revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the revenue source of repayment for our largest source concentrations (dollars in thousands):

	December 31, 2023		December 31, 2022
Revenue bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Revenue Source:
Water	$19,113	$19,158	$21,246	$19,977
Sewer	6,323	6,380	6,560	6,405
Lease	6,070	6,312	7,035	7,250
Sales tax	4,349	4,010	4,123	3,934
Other (10 and 10 sources, respectively)	11,779	11,868	15,332	14,281
Total revenue bonds	$47,634	$47,728	$54,296	$51,847

4.       LOANS AND ALLOWANCE FOR CREDIT LOSSES

We adopted the new current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2022. Certain prior period credit quality disclosures related to impaired loans and individually and collectively evaluated loans were superseded with the current guidance and have not been included below as of December 31, 2023. Under CECL, disclosures are required on the amortized cost basis, whereas legacy GAAP required presentation on the recorded investment basis, with the primary difference being net deferred fees and costs.  Unless specifically noted otherwise, December 31, 2023 and 2022 disclosures are prepared on the amortized cost basis and December 31, 2021 disclosures present information according to the recorded investment basis.

Accrued interest receivable on loans of $5.6 million and $6.4 million at December 31, 2023 and December 31, 2022 respectively is not included in the loans included in the table below but is included in other assets on the Company’s balance sheet. The December 31, 2022 balance in residential real estate loans reflects year-to-date 2022 loan purchases of $173.1 million. The majority of the disclosures in this footnote are prepared at the class level which combines certain related call report or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level. The following table presents loans by class as of December 31, 2023 and December 31, 2022 (dollars in thousands).

	December 31,
	2023	2022
Real estate:
Residential real estate	412,063	437,446
Commercial real estate	1,328,224	1,311,158
Other construction/land	6,256	18,412
Farmland	67,276	113,394
Total real estate	1,813,819	1,880,410
Other commercial	156,272	102,967
Mortgage warehouse lines	116,000	65,439
Consumer loans	3,984	4,124
Subtotal	2,090,075	2,052,940
Plus (less) net deferred loan fees and costs	309	(123)
Allowance for credit losses on loans	(23,500)	(23,060)
Net loans	$2,066,884	$2,029,757

The following tables present the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	414	—	414	—
Commercial real estate	—	7,457	7,457	—
Farmland	—	—	—	—
Total real estate	414	7,457	7,871	—
Other commercial	114	—	114	14
Consumer loans	—	—	—	—
Total	$528	$7,457	$7,985	$14

	December 31, 2022
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	688	—	688	—
Farmland	15,812	—	15,812	—
Total real estate	16,500	—	16,500	—
Other commercial	2,909	163	3,072	940
Consumer loans	—	7	7	—
Total	$19,409	$170	$19,579	$940

The Company did not recognize any interest on nonaccrual loans during 2023, 2022, or 2021 and would have recognized an additional $0.1 million, $1.0 million, and $0.4 million in interest income on nonaccrual loans for the same periods, respectively, had those loans not been designated as nonaccrual.

The following tables present the amortized cost basis of collateral-dependent loans by class as of December 31, 2022 and 2023 (dollars in thousands):

	December 31, 2023
	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	414	—
Commercial real estate	7,457	1,600
Other construction/land	$—	$—
Farmland	—	—
Total real estate	7,871	1,600
Other commercial	114	—
Mortgage warehouse lines	—	—
Consumer loans	—	—
Total	$7,985	$1,600

	December 31, 2022
	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	688	—
Commercial real estate	—	—
Other construction/land	—	—
Farmland	15,812	—
Total real estate	16,500	—
Other commercial	3,043	39
Mortgage warehouse lines	—	—
Consumer loans	—	—
Total	$19,543	$39

The weighted average loan-to-value ratio of collateral dependent loans was 54% at December 31, 2023 and 67% at December 31, 2022.  There were no collateral dependent loans in the process of foreclosure as of December 31, 2023 and four collateral dependent loans in the process of foreclosure as of December 31, 2022.

The following tables present the aging of the amortized cost basis in past-due loans, according to class, as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	1,768	—	—	1,768	411,494	413,262
Commercial real estate	—	—	—	—	1,325,494	1,325,494
Other construction/land	$—	$—	$—	$—	$6,268	$6,268
Farmland	—	—	—	—	67,510	67,510
Total real estate	1,768	—	—	1,768	1,810,766	1,812,534
Other commercial	158	171	14	343	157,417	157,760
Mortgage warehouse lines	—	—	—	—	116,000	116,000
Consumer loans	47	—	—	47	4,043	4,090
Total loans	$1,973	$171	$14	$2,158	$2,088,226	$2,090,384

	December 31, 2022
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$1,294	$87	$179	$1,560	$437,171	$438,731
Commercial real estate	—	—	—	—	1,308,328	1,308,328
Other construction/land	—	—	—	—	18,358	18,358
Farmland	522	97	15,393	16,012	97,582	113,594
Total real estate	1,816	184	15,572	17,572	1,861,439	1,879,011
Other commercial	19	134	3,718	3,871	100,264	104,135
Mortgage warehouse lines	—	—	—	—	65,439	65,439
Consumer loans	15	—	—	15	4,217	4,232
Total loans	$1,850	$318	$19,290	$21,458	$2,031,359	$2,052,817

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, rate reductions, payment deferral, or term extension. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types on concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: principal forgiveness, rate reductions, payment deferral, and/or term extension.

The following table presents the amortized cost basis of loans at December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	December 31, 2023
	Principal Forgiveness	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Real estate:
Residential real estate	$—	$—	$26	0.01%
Commercial real estate	—	—	148	0.01%
Total real estate	—	—	174	0.01%
Other commercial	—	277	—	0.18%
Consumer loans	—	25	—	0.61%
Total	$—	$302	$174	0.02%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2023:

	December 31, 2023
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Residential real estate	$—	1.25%	14.30
Commercial real estate	$—	5.31%	15.67
Other commercial	$—	—	4.76
Consumer loans	$—	—	7.11

During the year ending December 31, 2023, there were no payment defaults, within a twelve month period of the modification date on loans identified as modifications made to borrowers experiencing financial difficulty.  For purposes of this disclosure the Company defines a payment default as 90 days past due.

In estimating the allowance for credit losses, the Company considers the performance of accruing loans which have been identified as modifications made to borrower’s experiencing financial difficulty in the same way it considers the performance of other collectively evaluated accruing loans.  Loan modifications made to borrowers experiencing financial difficulty which have been placed on nonaccrual status are subject to an individual reserve evaluation.

For the year ended December 31, 2022, under the legacy troubled debt restructuring (TDR) guidance, there were no new TDRs and no modifications of existing TDRs. The tables below summarize TDRs which were modified during the year ended December 31, 2021, by type of concession.

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands)

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

Troubled Debt Restructurings

(dollars in thousand)

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

The Company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during years ending December 31, 2022 and 2021.

Credit Quality

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

The following tables present the amortized cost of loans by credit quality classification in addition to loan vintage as of December 31, 2023 and 2022 (dollars in thousands):

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$-	$104,141	$228,849	$7,611	$1,979	$50,295	$12,797	$2,302	$407,974
Special mention	-	-	1,241	-	-	2,942	20	284	4,487
Substandard	-	-	-	-	-	494	115	192	801
Subtotal	-	104,141	230,090	7,611	1,979	53,731	12,932	2,778	413,262
Commercial real estate
Pass	112,254	275,626	58,310	475,353	51,100	251,163	22,929	-	1,246,735
Special mention	148	-	-	39,654	3,010	8,489	-	-	51,301
Substandard	-	-	-	21,872	-	5,586	-	-	27,458
Subtotal	112,402	275,626	58,310	536,879	54,110	265,238	22,929	-	1,325,494
Other construction/land
Pass	352	-	-	3,646	638	1,632	-	-	6,268
Substandard	-	-	-	-	-	-	-	-	-
Subtotal	352	-	-	3,646	638	1,632	-	-	6,268
Farmland
Pass	6,731	11,645	11,793	2,650	1,652	11,608	2,750	394	49,223
Special mention	-	-	-	840	-	10,471	-	-	11,311
Substandard	-	-	-	-	-	6,976	-	-	6,976
Subtotal	6,731	11,645	11,793	3,490	1,652	29,055	2,750	394	67,510
Other commercial
Pass	18,319	6,501	2,666	6,622	4,534	9,354	101,163	1,171	150,330
Special mention	-	-	273	2,783	-	128	143	3,748	7,075
Substandard	-	-	55	-	-	-	208	92	355
Subtotal	18,319	6,501	2,994	9,405	4,534	9,482	101,514	5,011	157,760
Mortgage warehouse lines
Pass	-	-	-	-	-	-	116,000	-	116,000
Subtotal	-	-	-	-	-	-	116,000	-	116,000
Consumer loans
Pass	1,366	229	102	82	67	177	1,949	-	3,972
Special mention	-	-	-	15	-	35	13	-	63
Substandard	55	-	-	-	-	-	-	-	55
Subtotal	1,421	229	102	97	67	212	1,962	-	4,090
Total	$139,225	$398,142	$303,289	$561,128	$62,980	$359,350	$258,087	$8,183	$2,090,384

Gross charge-offs	2,145	45	250	2,266	81	1,345	489		6,621

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$107,744	$239,044	$7,814	$2,066	$10,723	$49,282	$15,970	$1,825	$434,468
Special mention	-	-	-	-	89	1,584	36	970	2,679
Substandard	-	-	-	-	31	1,201	-	352	1,584
Subtotal	107,744	239,044	7,814	2,066	10,843	52,067	16,006	3,147	438,731
Commercial real estate
Pass	276,728	62,764	474,494	56,419	82,595	221,447	22,158	-	1,196,605
Special mention	296	-	73,002	3,068	-	7,299	-	-	83,665
Substandard	-	-	14,733	-	7,144	6,181	-	-	28,058
Subtotal	277,024	62,764	562,229	59,487	89,739	234,927	22,158	-	1,308,328
Other construction/land
Pass	-	-	14,896	734	955	1,010	693	-	18,288
Substandard	-	-	70	-	-	-	-	-	70
Subtotal	-	-	14,966	734	955	1,010	693	-	18,358
Farmland
Pass	30,346	12,941	4,504	1,819	9,418	24,175	3,976	420	87,599
Special mention	-	-	-	-	7,045	3,042	-	-	10,087
Substandard	-	-	-	-	3,417	12,491	-	-	15,908
Subtotal	30,346	12,941	4,504	1,819	19,880	39,708	3,976	420	113,594
Other commercial
Pass	7,478	6,350	7,913	6,028	5,178	10,579	47,998	167	91,691
Special mention	-	129	3,067	44	-	1,616	3,773	660	9,289
Substandard	1	2,798	28	-	28	133	-	167	3,155
Subtotal	7,479	9,277	11,008	6,072	5,206	12,328	51,771	994	104,135
Mortgage warehouse lines
Pass	-	-	-	-	-	-	65,439	-	65,439
Subtotal	-	-	-	-	-	-	65,439	-	65,439
Consumer loans
Pass	1,162	203	138	127	4	375	2,148	-	4,157
Special mention	5	-	35	16	-	-	11	-	67
Substandard	8	-	-	-	-	-	-	-	8
Subtotal	1,175	203	173	143	4	375	2,159	-	4,232
Total	$731,138	$399,934	$1,182,393	$132,361	$237,201	$616,060	$189,029	$4,981	$2,052,817

CECL replaces the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”).  PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans as of December 31, 2021 management elected not to transition these loans into the PCD designation. As of December 31, 2023 the Company had no loans categorized as PCD.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses.  The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data.  The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates.  The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation.  LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code regression models utilized upon implementation of CECL on January 1, 2022, and as of December 31, 2023, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate.  Management selected the National Unemployment Rate as the driver of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices
●	Changes in international, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, as reflected in forecasts of the Housing Price Index, Real GDP and the National Unemployment Rate (Farmland & Agricultural Production and Consumer segments only)
●	Changes in the nature and volume of the loan portfolio
●	Changes in the experience, ability, and depth of lending management and other relevant staff
●	Changes in the volume and severity of past due, non-accruals loans, and adversely classified loans, as reflected in changes of the relative level of loans classified as substandard and special mention
●	Changes in the quality of the Bank’s loan review processes

●	Changes in the value of underlying collateral for loans not identified as collateral dependent
●	Changes in loan categorization concentrations
●	Other external factors, which include, the influence of peer data on estimated quantitative reserves, expected impact of current and expected inflationary environment, reliance on the National Unemployment rate as opposed to the California unemployment rate in the calculation of quantitative reserves, the expected impact of current and expected geo-political conditions

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2023 and 2022 (dollars in thousands):

	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2021	$1,909	$9,052	$1,202	$1,060	$512	$521	$14,256
Impact of adopting ASC 326	611	9,628	(480)	358	(421)	(242)	9,454
Charge-offs	—	(1,911)	(9,205)	(322)	—	(1,396)	(12,834)
Recoveries	99	260	—	163	—	764	1,286
Provision for credit losses	632	703	8,941	(26)	(19)	667	10,898
Balance, December 31, 2022	$3,251	$17,732	$458	$1,233	$72	$314	$23,060
Charge-offs	(30)	(2,266)	(1,277)	(1,320)	—	(1,728)	(6,621)
Recoveries	205	17	1,370	425	—	986	3,003
Provision for credit losses	(699)	3,071	35	810	102	739	4,058
Balance, December 31, 2023	$2,727	$18,554	$586	$1,148	$174	$311	$23,500

5.       PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,
	2023	2022
Land	$2,694	$4,823
Buildings and improvements	11,919	21,170
Furniture, fixtures and equipment	17,857	18,948
Leasehold improvements	14,699	14,732
Total premises and equipment, gross	47,169	59,673

Less accumulated depreciation and amortization	30,262	37,195
Total premises and equipment, net	$16,907	$22,478

Depreciation and amortization included in occupancy and equipment expense totaled $2.2 million, $2.4 million, and $3.1 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

6.       OPERATING LEASES

The Company leases space under non-cancelable operating leases for 28 branch locations, four off-site ATM locations, one administrative building, three loan production offices and a warehouse. Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs). Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component, but are separately accounted for in occupancy expense. The Company recognized lease expense of $2.3 million for the year ended December 31, 2023 and $2.2 million for the years ended December 31, 2022 and 2021. Most leases include one or more renewal options available to exercise. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no leveraged leases or lease transactions with related parties during the years ending December 31, 2023 and 2022.

In December 2023 the Company completed a sale and leaseback transaction on 11 branch buildings with a book value of $4.8 million, for a gain on sale of $15.3 million. These branch buildings were subsequently leased back to the Company and are reflected in the tables in this footnote. This sale and leaseback transaction resulted in additions to the Company’s right of use asset and operating lease liability of $18.0 million and $13.8 million, respectively at the year ended December 31, 2023. The new leases have an average life of 18 years. There were no sale and leaseback transactions during the year ended December 31, 2022.

At December 31, 2023, the Company’s right-of-use assets and operating lease liabilities were $25.8 million and $21.9 million, respectively. The weighted average remaining lease term for the lease liabilities was 13.3 years, and the weighted average discount rate of remaining payments was 8.4 percent. At December 31, 2022, the Company’s right-of-use assets and operating lease liabilities were $6.9 million and $7.3 million, respectively. The weighted average remaining lease term for the lease liabilities was 5.8 years, and the weighted average discount rate of remaining payments was 4.7 percent for the year ended December 31, 2022. Lease liabilities from new right-of-use assets obtained during the year ending December 31, 2023 and December 31, 2022 were $20.7 million and $3.3 million, respectively. There was $0.2 million, $0.03 million, and $0.008 million in variable lease costs for the years ending December 31, 2023, 2022, and 2021, respectively. Cash paid on operating leases was $2.3 million for both of the years ending December 31, 2023 and 2022, respectively.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2023 are as follows (dollars in thousands):

Year Ending December 31,
2024	$3,625
2025	3,330
2026	3,019
2027	2,907
2028	2,375
Thereafter	24,283
Total undiscounted lease payments	$39,539
Less: imputed interest	(17,593)
Net lease liabilities	$21,946

The Company generally has options to renew its facilities leases after the initial leases expire. The renewal options range from one to ten years.

7.       GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill at the years beginning and ended December 31, 2023, 2022 and 2021 was $27.4 million. There was no acquired goodwill or impairment for the years ended December 31, 2023, 2022 and 2021.

The Company performs its annual goodwill impairment tests annually, or more often if events or circumstances indicate the carrying value may not be recoverable. The annual assessment date was changed to October 1 in 2023 as it was December 31 in 2022, to allow more time for evaluation of impairment.

The  Company performed a Step 1 goodwill impairment assessment as of October 1, 2023 using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level,  exceeded the carrying value. Therefore, goodwill was not impaired as of December 31, 2023 and there was no impairment charges related to the Company’s goodwill recorded during the year ended December 31, 2023.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end (dollars in thousands):

	Years Ended December 31,
	2023		2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$8,401	$7,002	$8,401	$6,126

Aggregate amortization expense was $0.9 million, $1.0 million, and $1.0 million for 2023, 2022, and 2021.

Estimated amortization expense for each of the next five years and thereafter (dollars in thousands):

2024	$781
2025	566
2026	52
2027	—
2028	—
Thereafter	—
Total	$1,399

8.       OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2023	2022
Accrued interest receivable	$20,347	$18,354
Deferred tax assets	28,682	34,984
Investment in qualified affordable housing projects	14,390	10,051
Investment in limited partnerships	4,359	4,359
Investment in SBA loan fund	25,000	25,000
Federal Home Loan Bank stock, at cost	14,657	12,729
Other	40,385	20,142
Total	$147,820	$125,619

The Company holds ownership interests in limited partnerships and limited liability companies that invest in affordable housing, and small business investment companies which are included in other assets. These investments are designed to generate a return primarily through the realization of federal tax credits and deductions, which may be subject to recapture by taxing authorities if compliance requirements are not met, or for CRA credits. The Company accounts for its low income housing investments using the proportional amortization method and management analyzes these investments annually for potential impairment. The Company evaluates its interests in these entities to determine whether it has a variable interest and whether it is required to consolidate these entities. A variable interest is an investment or other interest that will absorb portions of an entity's expected losses or receive portions of the entity's expected residual returns. If the Company determines it has a variable interest in an entity, it evaluates whether such interest is in a Variable Interest Entity (“VIE”). A VIE is broadly defined as an entity where either:

1)	The equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of an entity that most significantly impact the entity's economic performance;
2)	The equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support.

The Company is required to consolidate any VIE when it is determined to be the primary beneficiary of the VIE's operations. A variable interest holder is considered to be the primary beneficiary of a VIE if it has both the power to direct the activities of a VIE that most significantly impact the entity's economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company’s assessment of whether it is the primary beneficiary of a VIE includes consideration of various factors such as:

1) The Company's ability to direct the activities that most significantly impact the entity's economic performance;

2) its form of ownership interest;

3) its representation on the entity's governing body;

4) the size and seniority of its investment, the maximum of which is four percent;

5) its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.

The Company is required to evaluate whether to consolidate a VIE both at inception and on an ongoing basis as changes in circumstances require reconsideration. The Company’s investments in qualified affordable housing projects, and small business investment companies meet the definition of a VIE as the entities are structured such that the limited partner investors lack substantive voting rights. The Company, as a limited partner, is liable only to make the payments due on its subscription and is not liable for the debts, liabilities, contracts or other obligations of the Partnership. The Company had $10.5 million in remaining capital commitments to these partnerships at December 31, 2023. The general partner or managing member has both the power to direct the activities that most significantly impact the economic performance of the entities and the obligation to absorb losses or the right to receive benefits that could be significant to the entities. Accordingly, as a limited partner, the Company is not the primary beneficiary and is not required to consolidate these entities.

The Company accounts for its investment in limited partnerships which invest in small business investment companies under the cost method. Under this method, the investments are initially recorded at their historical cost. Dividends received from these investments is recorded in Other Income in the Income Statement. Management analyzes these investments annually for potential impairment.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these is the Company’s $14.7 million investment in FHLB stock, carried at cost. Quarterly, the FHLB evaluates and adjusts the Company’s minimum stock requirement based on the Company’s borrowing activity and membership requirements. Any stock deemed in excess is automatically repurchased by the FHLB at cost.

9.       DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-ends 2023 and 2022 were $162.2 million and $97.8 million, respectively.

Aggregate annual maturities of time deposits were as follows (dollars in thousands):

Year Ending December 31,
2024	$568,685
2025	17,738
2026	35,897
2027	41,101
2028	25,678
Thereafter	1,008
Total	$690,107

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest bearing demand deposits	$1,429	$485	$331
NOW	289	322	444
Savings	269	278	240
Money market	710	95	111
Time deposits	23,214	4,914	1,039
Brokered Deposits	5,643	725	225
Total	$31,554	$6,819	$2,390

10.       OTHER BORROWING ARRANGEMENTS

At year end, short-term borrowings consisted of the following (dollars in thousands):

	2023
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$90,294	$107,121	0.27%	$107,121	0.27%
Short term borrowings	225,437	280,500	5.34%	219,000	5.34%
Total	$315,731	$387,621		$326,121

	2022
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$110,387	$109,169	0.29%	$118,014	0.29%
Short term borrowings	47,708	219,000	3.67%	219,000	3.67%
Total	$158,095	$328,169		$337,014

At year end, long-term advances from FHLB consisted of the following (dollars in thousands):

	2023			2022
	Amount	Fixed rate	Weighted average interest rate	Amount	Fixed rate	Weighted average interest rate
As of December 31:
Federal Home Loan Bank advances, maturing 2026	$25,000	3.96%	3.96%	$—	—	—
Federal Home Loan Bank advances, maturing 2028	15,000	3.78%	3.78%			—
Federal Home Loan Bank advances, maturing 2026	20,000	4.04%	4.04%	—	—	—
Federal Home Loan Bank advances, maturing 2028	20,000	3.81%	3.81%
Total	$80,000			$—		—

Included in short term borrowings was $25.5 million outstanding in fixed-rate overnight FHLB advances  and $125.0 million in fixed-rate short term FHLB advances at December 31, 2023. At December 31, 2022 there were $94.0 million outstanding in fixed-rate overnight FHLB advances and no fixed-rate short term FHLB advances. Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.3 billion of first mortgage loans under a blanket lien arrangement at year end 2023. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to the total of $930.1 million at year-end 2023, with a remaining borrowing capacity of $485.6 million if sufficient additional collateral was pledged.

The Company had no borrowings at December 31, 2023 and 2022 from the FRB. The Company was eligible to borrow up to $392.0 million from FRB at year end 2023, which was collateralized by $204.4 million in first mortgage loans under a blanket lien arrangement.

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $382.0 million and $362.0 million at December 31, 2023 and 2022, respectively, at fixed interest rates which vary with market conditions. Included in short term borrowings above there was $130.0 million outstanding overnight under these lines of credit at December 31, 2023 and $125.0 million outstanding overnight  at December 31, 2022.

11.     LONG-TERM DEBT

At year-end, long-term debt was as follows (dollars in thousands):

	2023		2022
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Fixed - floating rate subordinated debentures, due 2031 (1)	$50,000	$696	$50,000	$786
	$50,000	$696	$50,000	$786
(1)	3.25% fixed rate for five years then floating rate at 253.5 bps over 3-month term SOFR.

12.     SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2023, all $35.7 million of the Company’s trust preferred securities qualified as Tier 1 capital.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 8.39% (based on 3-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 2.75%), with re-pricing and payments due quarterly.

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

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on

September 23, 2036, bear a current interest rate of 7.02% (based on 3-month CME Term SOFR plus tenor spread adjustment of 0.26261% plus 1.40%), with repricing and payments due quarterly.

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

During the third quarter of 2016, the Company acquired Coast Bancorp Statutory Trust II, which had issued 7,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS IV), with a liquidation value of $1,000 per security, for gross proceeds of $7,000,000. The entire proceeds of the issuance were invested by Trust IV in $7,217,000 of Subordinated Debentures issued by Coast Bancorp with identical maturity, re-pricing and payment terms as the TRUPS IV. The Subordinated Debentures, purchased by Trust IV, represent the sole assets of the Trust IV. Those Subordinated Debentures mature on December 15, 2037, bear a current interest rate of 7.15% (based on 3-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 1.50%), with re-pricing and payments due quarterly.

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

13.     INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal:
Current	$8,470	$6,071	$8,186
Deferred	(1,531)	233	135
Total federal	6,939	6,304	8,321
State:
Current	5,493	4,874	5,916
Deferred	(812)	78	(50)
Total state	4,681	4,952	5,866
Total tax provision	$11,620	$11,256	$14,187

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses on loans	$6,947	$6,817
Deferred compensation	4,440	4,158
Accrued reserves	1,131	1,022
Non-accrual loans	76	241
Lease liability	6,488	2,147
Loan fair value adjustment	172	245
Net operating losses	1,178	1,370
State income tax deduction	1,176	1,005
Other	4,982	1,211
Unrealized losses on securities available-for-sale	15,101	23,746
Total deferred tax assets	41,691	41,962
Deferred tax liabilities:
Deferred loan costs	(1,304)	(1,070)
Right-of-use asset	(7,604)	(2,034)
TRUPS accretion	(735)	(788)
FMV equity securities	(620)	(706)
Prepaids	(791)	(639)
Other	(689)	(517)
Intangibles	(130)	(337)
Premises and equipment	(1,136)	(887)
Total deferred tax liabilities	(13,009)	(6,978)
Net deferred tax assets	$28,682	$34,984

The Company believes that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded.

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax expense at federal statutory rate	$9,758	$9,432	$12,012
Increase (decrease) resulting from:
State franchise tax expense, net of federal tax effect	3,698	3,912	4,634
Tax exempt municipal income	(2,291)	(1,849)	(1,306)
Affordable housing tax credits	16	(530)	(524)
Excess tax benefit of stock-based compensation	22	(50)	(109)
Cash surrender value - life insurance	(371)	209	(556)
Other	788	132	36
Total	$11,620	$11,256	$14,187
Effective tax rate	25.01%	25.06%	24.80%

The Company is subject to federal income tax and income tax of various states. Our federal income tax returns for the years ended December 31, 2020, 2021 and 2022 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2019, 2020, 2021 and 2022 are open to audit by the state authorities.

At December 31, 2023, the Company has net federal net operating loss carry forwards of approximately $3.4 million which expire at various dates from 2031 to 2034. The Company also had California Franchise tax net operating loss carry forwards of approximately $5.4 million which expire at various dates from 2032 to 2036. Net operating loss carry forwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carry forward amounts noted above.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2023, 2022, and 2021, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

14.     COMMITMENTS AND CONTINGENCIES

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $127.9 million. A $125.0 million letter of credit is pledged to secure public deposits at December 31, 2023 and a $2.9 million standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

Federal Reserve Requirements

Historically banks were required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. Effective March 26, 2020 the Federal Reserve Board reduced the reserve requirement to zero percent indefinitely.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2023	2022
Fixed-rate commitments to extend credit	$84,646	$94,248
Variable-rate commitments to extend credit	$397,408	$795,269
Standby letters of credit	$5,040	$6,036

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

Concentration in Real Estate Lending

At December 31, 2023, in management’s judgment the Company had a concentration of loans secured by real estate. At that date, approximately 87% of the Company’s loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 74% of all real estate loans, while loans secured by non-construction residential properties accounted for 23%, and loans secured by farmland were 4% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

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

The Company will establish litigation and legal reserves, where appropriate, in accordance with FASB guidance over loss contingencies (ASC 450). The outcome of litigation and other legal and regulatory matters is inherently uncertain, however, and it is possible that one or more of the legal or regulatory matters currently pending or threatened could have a material adverse effect on our liquidity, consolidated financial position, and/or results of operations.

15.     SHAREHOLDERS’ EQUITY

Share Repurchase Plan

At December 31, 2023, the Company had a 2023 Share Repurchase Plan with an expiration date of October 31, 2024. This share repurchase plan replaced the 2022 Share Repurchase Plan which expired on October 31, 2023. During the year ended December 31, 2023, the Company repurchased 481,094 shares under the 2022 Share Repurchase Plan and no shares under the 2023 Share Repurchase Plan. The total number of shares available for repurchase at December 31, 2023 was 1,000,000. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2023	2022	2021
Basic Earnings Per Share
Net income (dollars in thousands)	$34,844	$33,659	$43,012
Weighted average shares outstanding	14,706,141	14,955,756	15,241,957
Basic earnings per share	$2.37	$2.25	$2.82

Diluted Earnings Per Share
Net income (dollars in thousands)	$34,844	$33,659	$43,012
Weighted average shares outstanding	14,706,141	14,955,756	15,241,957
Effect of dilutive equity awards	31,729	66,999	111,488
Weighted average shares outstanding	14,737,870	15,022,755	15,353,445
Diluted earnings per share	$2.36	$2.24	$2.80

Stock options and unvested restricted stock awards for 298,986, 293,586, and 337,004 shares of common stock were not considered in computing diluted earnings per common share for 2023, 2022, and 2021, respectively, because they were antidilutive.

Stock Options

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 210,800 shares granted under the 2017 Plan and options to purchase 59,800 shares that were granted under the 2007 Plan were still outstanding as of December 31, 2023, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which awards may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of December 31, 2023 was 292,581. All options granted under the 2023, 2017 and 2007 Plans have been or will be granted at an exercise price of not less than 100% of the fair market value of the stock on the date of grant, exercisable in installments as provided in individual stock option agreements. In the event of a “Change in Control” as defined in the Plans, all outstanding options shall become exercisable in full (subject to certain notification requirements), and shall terminate if not exercised within a specified period of time unless such options are assumed by the successor corporation or substitute options are granted. Options also terminate in the event an optionee ceases to be employed by or to serve as a director of the Company or its subsidiaries, and the vested portion thereof must be exercised within a specified period after such cessation of employment or service.

A summary of the Company’s stock option activity follows (shares in thousands, except exercise price):

	2023			2022		2021
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding,
Beginning of year	352	$25.06		416	$24.15	495	$23.67
Exercised or released	—	$—		(30)	$10.59	(33)	$14.64
Granted	—	$—		—	$—	—	$—
Canceled	(9)	$26.56		(32)	$27.32	(45)	$26.36
Expired	—	$—		(2)	$10.21	(1)	$10.58
Outstanding, end of year	343	$25.02	$447	352	$25.06	416	$24.15
Exercisable, end of year (2)	343	$25.02	$447	311	$24.78	355	$23.62
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount changes based on changes in the market value of the Company’s stock.
(2)	The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2023 was 5.2 years and 5.0 years, respectively.

Information related to stock options during each year follows (dollars in thousands, except per share data):

	2023	2022	2021
Weighted-average grant-date fair value per share	$—	$—	$—
Total intrinsic value of stock options exercised	$—	$329	$346
Total fair value of stock options vested	$—	$103	$418

No shares were exercised during the year ended December 31, 2023. $0.3 million in cash was received from the exercise of 29,640 shares during the year ended December 31, 2022, with a related tax benefit of $0.1 million. $0.3 million in cash was received from the exercise of 25,452 shares during the period ended December 31, 2021, with a related tax benefit of $0.1 million. The Company is using the Black-Scholes model to value stock options. In accordance with U.S. GAAP, charges of $0.1 million, $0.1 million, and $0.1 million are reflected in the Company’s income statements for the years ended December 31, 2023, 2022, and 2021, respectively, as pre-tax compensation and directors’ expense related to stock options. The related tax benefit of these options is $0.02 million for the year ended December 31, 2023 and $.03 million for the years ended December 31, 2022 and December 31, 2021.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2023 was $0.1 million, which will be recognized over a weighted average period of 1.0 years.

Restricted Stock Grants

The Company’s restricted stock awards granted under the 2017 Plan and 2023 Plan are non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of restricted stock awards is determined at the time the awards are issued, and different awards may have different vesting terms; provided, however, that no installment of any restricted stock award shall become vested less than one year from the grant date. Restricted stock awards are valued utilizing the fair value of the Company’s stock at the grant date. During the year ending 2023, 129,904 shares were granted to employees and directors of the Company (29,064 under the 2017 Plan and 100,840 under the 2023 Plan). These awards are expensed on a straight-line basis over the vesting period. Compensation expense related to restricted stock units for the years ended December 31, 2023, 2022 and 2021 was $1.7 million, $1.2 million, and $0.9 million respectively, and the recognized income tax benefit related to this expense was $0.4 million, $0.4 million, and $0.3 million, respectively. As of December 31, 2023, there was $3.3 million of unamortized compensation and directors’ cost related to unvested restricted stock awards granted under the 2023 and 2017 plans. That cost is expected to be amortized over a weighted average period of 2.3 years. The total fair value of shares vested during the year ended December 31, 2023, 2022 and 2021 was $1.2 million, $1.3 million and $0.7 million, respectively.

A summary of the Company’s nonvested shares for the year follows (shares in thousands, except grant date fair value):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2023	187	$21.42
Granted	118	19.51
Vested	(61)	21.46
Forfeited	(6)	23.02
Nonvested at December 31, 2023	238	$20.30

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

The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized , significantly undercapitalized , and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end December 31, 2023 and 2022, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categorization.

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

Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. As of December 31, 2023, both the Company and Bank were qualifying community banking organizations as defined by the federal banking agencies and elected to measure capital adequacy under the CBLR framework.

Actual and required capital amounts (dollars in thousands) and ratios are presented below at year end.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
2023	Capital Amount	Ratio	Capital Amount	Ratio
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	$384,936	10.32%	$335,700	9.00%
Bank of the Sierra	$421,041	11.29%	$335,639	9.00%

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations
2022	Capital Amount	Ratio	Capital Amount	Ratio
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	$371,980	10.30%	$325,031	9.00%
Bank of the Sierra	$396,856	10.99%	$324,996	9.00%

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Protection and Innovation, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2023, the maximum amount available for dividend distribution under this restriction was approximately $75.5 million.

17.     BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $4.7 million and $4.9 million for the years ended December 31, 2023 and 2022 and was fully accrued for both years. The expense recognized under these arrangements totaled $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Salary continuation benefits paid to former directors or executives of the Company or their beneficiaries totaled $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans the Company has purchased, or acquired through merger, single premium life insurance policies with cash surrender values totaling $41.7 million and $43.2 million at December 31, 2023 and 2022.

Officer and Director Deferred Compensation Plan

The Company has established a non-qualified deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs and the liability for the plan’s administration and the changes to income earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2023, 2022 and 2021. Although there is no requirement to fund this plan, the Company has purchased life insurance policies with cash surrender values totaling $10.0 million and $9.0 million at December 31, 2023 and 2022, respectively, which are specific account policies with underlying investments similar to the hypothetical investments elected inside the participant deferred compensation accounts.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 80%, 80% and 95% for the years ended December 31, 2023, 2022 and 2021, respectively. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date, and is subject to the approval of the Board of Directors. The Company contributed $1.2 million to the Plan in each of the years ended 2022 and 2021 and contributed $1.3 million to the Plan in 2023.

Starting in 2024, the Company has adopted a safe-harbor plan and will match 100% of the first 1% and 50% of the next 5% of employee contributions each pay period.

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

Noninterest income also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Included in other income:
Amortization of limited partnerships	$—	$253	$(524)
Dividends on equity investments	1,076	843	737
Unrealized gains recognized on equity investments	(291)	(332)	857
Other	3,579	6,423	1,864
Total other noninterest income	$4,364	$7,187	$2,934

19.     OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Legal, audit, professional, and director's fees	$5,293	$3,061	$7,652
Data processing	5,831	6,202	5,890
Advertising and promotional	2,215	1,728	1,521
Deposit services	8,775	9,492	9,049
Stationery and supplies	531	486	345
Telephone and data communication	1,452	1,563	2,013
Loan and credit card processing	597	550	501
Foreclosed assets expense (income), net	665	84	72
Postage	219	373	308
Other	4,003	3,415	2,780
Assessments	1,942	1,078	1,157
Total other noninterest expense	$31,523	$28,032	$31,288

20.     RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank may enter into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$—	$1,067	$1,794
Disbursements	—	4,059	1,983
Amounts repaid	—	(5,150)	(2,548)
Effect of changes in composition of related parties	—	24	(162)
Balance, end of year	$—	$—	$1,067
Undisbursed commitments to related parties	$6	$6	$2,156

Deposits from related parties held by the Bank at December 31, 2023 and 2022 amounted to $4.2 million and $8.1 million, respectively.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2023, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$102,749	$—	$102,749	$—
Mortgage-backed securities	—	99,544	—	99,544	—
State and political subdivisions	—	194,206	—	194,206	—
Corporate bonds	—	—	52,040	52,040	—
Collateralized loan obligations	—	570,662	—	570,662	—
Total available-for-sale securities	$—	$967,161	$52,040	$1,019,201	$—

	Fair Value Measurements at December 31, 2022, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$50,599	$—	$50,599	$—
Mortgage-backed securities	—	122,532	—	122,532	—
State and political subdivisions	—	205,980	—	205,980	—
Corporate bonds	—	—	57,435	57,435	—
Collateralized loan obligations	—	498,377	—	498,377	—
Total available-for-sale securities	$—	$877,488	$57,435	$934,923	$—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2023 and 2022 (dollars in thousands):

	Collateralized Loan Obligations		Corporate Bonds
	2023	2022	2023	2022
Balance of recurring Level 3 assets at January 1,	$—	$195,707	$57,435	$27,530
Total gains or losses for the period:
Included in other comprehensive income	—	—	(5,395)	—
Purchases	—	—	—	29,905
Transfers out of Level 3	—	(195,707)	—	—
Balance of recurring Level 3 assets at December 31,	$—	$—	$52,040	$57,435

The following table present quantitative information about recurring level 3 fair value measurements at December 31, 2023 (dollars in thousands):

				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Corporate Bonds	$52,040	New issue pricing	Risk appetite	N/A	N/A	N/A
		Secondary market pricing	Market volatility
		Credit quality of issuer
		Credit spread

The following table presents quantitative information about recurring level 3 fair value measurements at December 31, 2022 (dollars in thousands):

				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Corporate Bonds	$57,435	New issue pricing	Risk appetite	N/A	N/A	N/A
		Secondary market pricing	Market volatility
		Credit quality of issuer
		Credit spread

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans	$—	$5,889	$—	$5,889

	Year Ended December 31, 2022
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$—	$18,141	$—	$18,141

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2023 and 2022:

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

Loans: Fair values of loans are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018 and estimated using discounted cash flow analyses. The estimation of fair values of loans results in a Level 3 classification as it requires various assumptions and considerable judgement to incorporate factors relevant when selling loans to market participants, such as funding costs, return requirements of likely buyers and performance expectations of the loans given the current market environment and quality of loans.

Mortgage loans: Fair value of mortgage loans, included in the table with loans held for investment, are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018 and estimated using discounted cash flow analyses. The estimation of fair values of mortgage loans results in a Level 3 classification as it requires various assumptions and considerable judgement to incorporate factors relevant when selling loans to market participants, such as funding costs, return requirements of likely buyers and performance expectations of the loans given the current market environment and quality of loans.

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

Carrying amount and estimated fair values of financial instruments not carried at fair value were as follows (dollars in thousands):

	December 31, 2023
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$78,602	$78,602	$—	$—	$78,602
Securities held-to-maturity	320,057	—	314,924	—	314,924
Loans held for investment	2,066,884	—	5,889	1,918,654	1,924,543
Financial Liabilities:

Time deposits	$690,107	$—	$688,222	$—	$688,222
Repurchase agreements	107,121	—	107,121	—	107,121
Other borrowings	360,500	—	360,500	—	360,500
Long-term borrowings	49,304	—	44,097	—	44,097
Subordinated debentures	35,660	—	35,423	—	35,423

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$482,054
Standby letters of credit	5,040

	December 31, 2022
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$77,131	$77,131	$—	$—	$77,131
Securities held-to-maturity	336,881	—	328,011	—	328,011
Loans held for investment	2,029,757	—	18,141	1,909,822	1,927,963
Financial Liabilities:
Time deposits	$519,608	$—	$517,967	$—	$517,967
Repurchase agreements	109,169	—	109,169	—	109,169
Other borrowings	219,000	—	219,000	—	219,000
Long-term borrowings	49,214	—	42,775	—	42,775
Subordinated debentures	35,481	—	37,171	—	37,171

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$889,517
Standby letters of credit	6,036

23.     QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2023 and 2022, the balance of the investment for qualified affordable housing projects totaled $14.4 million and $10.1 million, respectively. These balances are reflected in the other assets line on the consolidated balance sheet. Unfunded commitments related to these investments in qualified affordable housing projects totaled $10.5 million and $7.0 million at December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023, 2021 and 2021, the Company recognized amortization expense on these investments of $0.7 million, $0.5 million, and $0.5 million, respectively which was included within the tax provision using the proportional amortization method on the consolidated statements of income.

Additionally, during the year ended December 31, 2023, the Company recognized $0.6 million in tax credits and other benefits from its investment in affordable housing tax credits and $0.5 million for each of the years ended December 31, 2022 and 2021. The Company had no impairment losses during the years ended December 31, 2023, 2022 and 2021.

24.     REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s sources of Noninterest Income for the twelve months ended December 31, 2023 and 2022. Items outside the scope of ASC 606 are noted as such (dollars in thousands).

	Year Ended December 31,
	2023	2022	2021
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$5,261	$5,227	$4,924
Other service charges on deposits	9,790	7,308	6,922
Debit card interchange income	8,052	8,533	8,485
Gain (loss) on limited partnerships(1)	—	253	(524)
Dividends on equity investments(1)	1,076	843	737
Unrealized (losses) gains recognized on equity investments(1)	(291)	(332)	857
Net gains on sale of securities(1)	396	1,487	11
Other(1)	6,116	7,451	6,667
Total noninterest income	$30,400	$30,770	$28,079
(1)	Not within the scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for on an accrual basis under other provisions of GAAP.

25.     PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2023 and 2022

(dollars in thousands)

	2023	2022
ASSETS
Cash and due from banks	$10,437	$26,099
Investments in bank subsidiary	409,862	363,507
Investment in trust subsidiaries	1,145	1,145
Other assets	4,410	4,162
Total assets	$425,854	$394,913

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$2,793	$6,636
Long-term debt	49,304	49,214
Subordinated debentures	35,660	35,481
Total liabilities	87,757	91,331
Shareholders' equity:
Common stock	115,027	117,076
Retained earnings	259,050	243,082
Accumulated other comprehensive gain, net of taxes	(35,980)	(56,576)
Total shareholders' equity	338,097	303,582
Total liabilities and shareholders' equity	$425,854	$394,913

STATEMENTS OF INCOME

Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands)

	2023	2022	2021
Income:
Dividend from subsidiary	$16,800	$28,000	$3,200
Other operating income	—	—	—
Total income	16,800	28,000	3,200
Expense
Salaries and employee benefits	1,741	1,129	779
Other expenses	6,117	4,550	2,728
Total expenses	7,858	5,679	3,507
Income before income taxes	8,942	22,321	(307)
Income tax benefit	(2,323)	(1,679)	(1,037)
Income before equity in undistributed income of subsidiary	11,265	24,000	730
Equity in undistributed income of subsidiary	23,579	9,659	42,282
Net income	$34,844	$33,659	$43,012

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2023, 2022 and 2021

(dollars in thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$34,844	$33,659	$43,012
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(23,579)	(9,659)	(42,282)
Gain on sale of securities	—	—	—
(Increase) decrease in other assets	1,863	(3,459)	179
Increase (decrease) in other liabilities	(6,117)	4,212	1,263
Net cash provided by operating activities	7,011	24,753	2,172

Cash flows from investing activities:
Investment in subsidiary	—	—	(25,000)
Net cash used by investing activities	—	—	(25,000)

Cash flows from financing activities:
Stock options exercised	—	314	282
Repurchase of common stock	(8,959)	(5,192)	(5,220)
Dividends paid	(13,714)	(13,919)	(13,232)
Issuance of debentures, net	—	—	49,141
Net cash (used) in provided by financing activities	(22,673)	(18,797)	30,971
Net increase in cash and cash equivalents	(15,662)	5,956	8,143
Cash and cash equivalents, beginning of year	26,099	20,143	12,000
Cash and cash equivalents, end of year	$10,437	$26,099	$20,143

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

c
	2023 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$42,444	$42,384	$40,875	$37,419
Interest expense	14,574	14,297	12,558	9,287
Net interest income	27,870	28,087	28,317	28,132
Provision (benefit) for credit losses	3,525	(33)	(70)	260
Noninterest income	8,045	7,762	8,013	6,579
Noninterest expense	24,136	22,562	22,968	22,992
Net income before taxes	8,254	13,320	13,432	11,459
Provision for taxes	1,964	3,435	3,513	2,709
Net income	$6,290	$9,885	$9,919	$8,750

Diluted earnings per share	$0.43	$0.68	$0.67	$0.58
Cash dividend per share	$0.23	$0.23	$0.23	$0.23

	2022 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$35,603	$31,929	$28,206	$26,081
Interest expense	6,240	3,017	1,621	1,325
Net interest income	29,363	28,912	26,585	24,756
Provision for credit losses	6,483	1,259	2,419	600
Noninterest income	7,656	6,612	10,539	6,063
Noninterest expense	21,522	20,996	22,213	20,079
Net income before taxes	9,014	13,269	12,492	10,140
Provision for taxes	1,901	3,334	3,288	2,733
Net income	$7,113	$9,935	$9,204	$7,407

Diluted earnings per share	$0.47	$0.66	$0.62	$0.49
Cash dividend per share	$0.23	$0.23	$0.23	$0.23

27.     SUBSEQUENT EVENTS

Subsequent to year end, $196.7 million of bonds were sold. The bonds had a weighted average book yield of 2.61%. The proceeds from the bond sale were used to pay down short-term borrowings at an average rate of 5.52%. The loss on this transaction of $14.5 million was recognized in 2023 as management had the intent to sell such bonds at December 31, 2023.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of regulatory financial statements in accordance with the Federal Financial Institutions Examination Council’s Instructions for Preparation of Consolidated Reports of Condition and Income, and in accordance with the Board of

Governors of the Federal Reserve System’s Instructions for Preparation of Financial Statements for Bank Holding Companies (Consolidated and Parent Company Only). Based on this assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, Management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2023.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by RSM, US, an independent registered public accounting firm and as of December 31, 2022 has been audited by Eide Bailly, an independent registered public accounting firm, as stated in their reports appearing above in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INPECTIONS

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2024 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2023 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits
Exhibit #	Description

3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of the Company (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (5)*
10.3	Split Dollar Agreement for Kenneth R. Taylor (6)*
10.4	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.5	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.6	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.7	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.8	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.9	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.10	2007 Stock Incentive Plan (9)*
10.11	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.12	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.13	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)*
10.14	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)*
10.15	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (12)*
10.16	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (13)
10.17	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (13)
10.18	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (13)
10.19	2017 Stock Incentive Plan (14)*
10.20	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, and Michael Olague, Chief Banking Officer (15)*
10.22	Employment agreement dated as of November 15, 2019 for Christopher Treece, EVP and CFO (16)*
10.23	Employment agreement dated as of January 17, 2020 for Jennifer Johnson, EVP and CAO (17)*
10.24	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (18)*
10.25	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (19)*
10.26	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (20)*
10.28	Salary Continuation Agreement for James C. Holly (5)*
10.29	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.30	First Amendments to employment agreements dated as of January 19, 2023 for Kevin McPhaill, CEO, Christopher Treece, CFO, Hugh Boyle, CCO, Michael Olague, CBO, and Jennifer Johnson, CAO (21)*
10.31	Split Dollar Agreement for Albert Berra (24)*
10.32	10b5-1 Plan for Susan Abundis (22)
10.33	Employment agreement dated as of August 25, 2023 for Natalia Coen, Chief Risk Officer (23)*
21	Subsidiaries of Sierra Bancorp
23.1	Consent of RSM US LLP
23.2	Consent of Eide Bailly
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
97.1	Incentive Compensation Recovery Policy
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Form 10-K filed with the SEC on March 12, 2021 and incorporated herein by reference.
(4)	Filed as Exhibit 4.1 to the Form 8-K filed with the SEC on September 24, 2021 and incorporated herein by reference.
(5)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(12)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(13)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(15)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(17)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020 and incorporated by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(19)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.
(20)	Filed as Exhibit 10.25 to the Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference.
(21)	Filed as Exhibits 10.1 through 10.5 to the form 8-K filed with the SEC on January 19, 2023 and incorporated herein by reference.
(22)	Filed as Exhibit 10.27 to the form 10-Q filed with the SEC on August 3, 2023 and incorporated herein by reference.
(23)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023 and incorporated herein by reference.
(24)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023 and incorporated herein by reference.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Financial Statement Schedules

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

Dated: March 22, 2024	SIERRA BANCORP,
a California corporation

	By:	/s/ Kevin J. McPhaill
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

Signature	Title	Date

/s/ Susan M. Abundis	Director	March 22, 2024
Susan M. Abundis

/s/ Albert L. Berra	Director	March 22, 2024
Albert L. Berra

/s/ Julie Castle	Director	March 22, 2024
Julie Castle

/s/ Vonn R. Christenson	Director	March 22, 2024
Vonn R. Christenson

/s/ Laurence S. Dutto, PhD	Director	March 22, 2024
Laurence S. Dutto, PhD

/s/ Ermina Karim	Director	March 22, 2024
Ermina Karim
/s/ Michele M. Gil	Director	March 22, 2024
Michele M. Gil

/s/ James C. Holly	Vice Chairman of the Board	March 22, 2024
James C. Holly

/s/ Kevin J. McPhaill	President, Chief Executive	March 22, 2024
Kevin J. McPhaill	Officer & Director
(Principal Executive Officer)

/s/ Lynda B. Scearcy	Director	March 22, 2024
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 22, 2024
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 22, 2024
Gordon T. Woods

/s/ Christopher G. Treece	Executive Vice President &	March 22, 2024
Christopher G. Treece	Chief Financial Officer
(Principal Financial Officer)

/s/ Cindy L. Dabney	Senior Vice President &	March 22, 2024
Cindy L. Dabney	Chief Accounting Officer
(Principal Accounting Officer)