Form 10-K/A
period 2023-12-31
SIERRA BANCORP
filed 2024-03-25
CIK 1130144

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

EXPLANATORY NOTE

Sierra Bancorp (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2023, as originally filed with the Securities and Exchange Commission on March 22, 2024 (the "Annual Report"), solely to correct certain errors in the opinion of RSM on page 67 to correct the date of the report and in Item 9A on page 125 to change the audit firm name. Additionally, the auditor’s opinion on the Internal Control Over Financial Reporting was inadvertently omitted and is now included on page 70. Other than the changes described in the preceding sentence, the Annual Report is unchanged.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 22, 2024, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

San Francisco, California

March 22, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sierra Bancorp

Opinion on the Internal Control Over Financial Reporting

We have audited Sierra Bancorp and its subsidiary’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2023, and the consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2023, of the Company and our report dated March 22, 2024, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/RSM US LLP

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

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by RSM US LLP, an independent registered public accounting firm and as of December 31, 2022 has been audited by Eide Bailly, an independent registered public accounting firm, as stated in their reports appearing above in Item 8, Financial Statements and Supplementary Data.

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