Form 10-Q
period 2024-03-31
SIERRA BANCORP
filed 2024-05-06
CIK 1130144

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 1, 2024, the registrant had 14,595,719 shares of common stock outstanding, including 262,420 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2024	December 31, 2023
ASSETS	(unaudited)	(audited)
Cash and due from banks	$70,908	$73,721
Interest-bearing deposits in banks	48,336	4,881
Total cash & cash equivalents	119,244	78,602
Investment securities
Available-for-sale, net of zero allowance for credit losses	741,789	1,019,201
Held-to-maturity, net of allowance for credit losses of $16 and $16	316,406	320,057
Total investment securities	1,058,195	1,339,258
Loans:
Gross loans	2,156,864	2,090,075
Deferred loan costs, net	214	309
Allowance for credit losses on loans	(23,140)	(23,500)
Net loans	2,133,938	2,066,884
Premises and equipment, net	16,067	16,907
Goodwill	27,357	27,357
Other intangible assets, net	1,180	1,399
Bank-owned life insurance	52,977	51,572
Other assets	144,114	147,820
Total assets	$3,553,072	$3,729,799

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$968,996	$1,020,772
Interest-bearing	1,878,008	1,740,451
Total deposits	2,847,004	2,761,223
Repurchase agreements	121,851	107,121
Other borrowings	80,000	360,500
Long-term debt	49,326	49,304
Subordinated debentures	35,704	35,660
Allowance for credit losses on unfunded loan commitments	540	510
Other liabilities	73,553	77,384
Total liabilities	3,207,978	3,391,702

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 14,645,298 and 15,170,372 shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively	109,295	110,446
Additional paid-in capital	4,815	4,581
Retained earnings	262,906	259,050
Accumulated other comprehensive loss, net	(31,922)	(35,980)
Total shareholders' equity	345,094	338,097
Total liabilities and shareholders' equity	$3,553,072	$3,729,799

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024, and 2023

(dollars in thousands, except per share data, unaudited)

	Three months ended March 31,
	2024	2023
Interest and dividend income
Loans, including fees	$25,426	$22,550
Taxable securities	13,303	11,986
Tax-exempt securities	1,989	2,813
Federal funds sold and other	243	70
Total interest income	40,961	37,419
Interest expense
Deposits	9,645	5,999
Federal funds purchased and repurchase agreements	286	1,560
Federal Home Loan Bank advances	1,127	632
Long-term debt	431	429
Subordinated debentures	755	667
Total interest expense	12,244	9,287
Net interest income	28,717	28,132
Credit loss expense - loans	97	250
Credit loss expense - unfunded commitments	30	10
Net interest income after provision for credit losses	28,590	27,872
Noninterest income
Service charges and fees on deposit accounts	5,726	5,380
Net (loss) gain on sale of securities available-for-sale	(2,883)	45
Net gain on sale of fixed assets	3,799	14
Increase in cash surrender value of life insurance	1,215	172
Realized gain on available-for-sale securities	66	—
Other income	666	968
Total noninterest income	8,589	6,579
Noninterest expense
Salaries and employee benefits	13,197	12,816
Occupancy and equipment costs	3,025	2,330
Other	8,304	7,846
Total noninterest expense	24,526	22,992
Income before taxes	12,653	11,459
Provision for income taxes	3,323	2,708
Net income	$9,330	$8,751

PER SHARE DATA
Book value	$23.56	$20.40
Cash dividends	$0.23	$0.23
Earnings per share basic	$0.64	$0.58
Earnings per share diluted	$0.64	$0.58
Average shares outstanding, basic	14,508,468	14,971,842
Average shares outstanding, diluted	14,553,627	15,002,366

Total shareholders' equity (in thousands)	$345,094	$307,010
Shares outstanding	14,645,298	15,050,740
Dividends paid (in thousands)	$3,396	$3,495

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2024, and 2023

(dollars in thousands, unaudited)

	Three months ended March 31,
	2024	2023
Net income	$9,330	$8,751
Other comprehensive gain, before tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	2,877	756
Less: reclassification adjustment for losses (gains) included in net income (1)	2,883	(45)
Other comprehensive gain, before tax	5,760	711
Income tax expense related to items of other comprehensive gain	(1,702)	(210)
Other comprehensive gain, net of tax:	4,058	501
Comprehensive income	$13,388	$9,252
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expenses associated with the reclassification adjustment for the three months ended March 31, 2024, and 2023, was $0.8 million and $0.01 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024, and 2023

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2022	15,170,372	$112,928	$4,148	$243,082	$(56,576)	$303,582
Net income	—	—	—	8,751	—	8,751
Other comprehensive gain, net of tax	—	—	—	—	501	501
Restricted stock granted	29,064	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(1,764)	(13)	—	(23)	—	(36)
Restricted stock forfeited / cancelled	(514)	—	—	—	—	—
Stock based compensation - stock options	—	—	20	—	—	20
Stock based compensation - restricted stock	—	—	393	—	—	393
Stock repurchase	(146,418)	(1,088)	—	(1,592)	—	(2,680)
Excise tax on stock repurchase	—	(26)	—	—	—	(26)
Cash dividends - $0.23 per share	—	—	—	(3,495)	—	(3,495)
Balance, March 31, 2023	15,050,740	$111,801	$4,561	$246,723	$(56,075)	$307,010

Balance, December 31, 2023	14,793,832	$110,446	$4,581	$259,050	$(35,980)	$338,097
Net income	—	—	—	9,330	—	9,330
Other comprehensive gain, net of tax	—	—	—	—	4,058	4,058
Restricted stock granted	36,114	—	—	—	—	—
Restricted shares withheld for taxes	(5,062)	(38)	—	(63)	—	(101)
Restricted stock forfeited / cancelled	(649)	—	—	—	—	—
Restricted stock vested in period	—	253	(253)	—	—	—
Stock based compensation - stock options	—	—	14	—	—	14
Stock based compensation - restricted stock	—	—	473	—	—	473
Stock repurchase	(178,937)	(1,334)	—	(2,015)	—	(3,349)
Excise tax on stock repurchase	—	(32)	—	—	—	(32)
Cash dividends - $0.23 per share	—	—	—	(3,396)	—	(3,396)
Balance, March 31, 2024	14,645,298	$109,295	$4,815	$262,906	$(31,922)	$345,094

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024, AND 2023

(dollars in thousands, unaudited)

	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$9,330	$8,751
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sales of securities	2,883	(45)
Realized gain on securities transaction	(66)	—
Gain on disposal of fixed assets	(3,799)	(14)
Stock based compensation expense	487	413
Provision for credit losses on loans	97	250
Depreciation and amortization	534	604
Net amortization on securities premiums and discounts	375	743
Net accretion of premiums/discounts for loans acquired	(55)	(124)
Increase in cash surrender value of life insurance policies	(1,215)	(172)
Amortization of core deposit intangible	219	219
Decrease in interest receivable and other assets	1,220	3,185
Decrease in other liabilities	(3,833)	(3,643)
Deferred income tax benefit	(137)	(119)
Decrease in value of restricted bank equity securities	311	291
Amortization of debt issuance costs	22	22
Net amortization of partnership investment	608	166
Net cash provided by operating activities	6,981	10,527
Cash flows from investing activities:
Maturities and calls of securities available for sale	33,713	21,864
Proceeds from sales of securities available for sale	233,187	14,349
Purchase of securities available for sale	—	(149,172)
Principal pay downs on securities available for sale	16,733	11,128
Loan originations and payments, net	(67,096)	(422)
Purchases of premises and equipment	(369)	(413)
Proceeds from sale of premises and equipment	4,518	25
Proceeds from sales of foreclosed assets	—	19,151
Purchase of bank-owned life insurance	(190)	(202)
Proceeds from BOLI death benefit	—	235
Net cash provided by (used in) investing activities	220,496	(83,457)
Cash flows from financing activities:
Increase in deposits	85,781	102,824
(Decrease) increase in Fed funds purchased	(130,000)	25,000
Decrease in short-term Federal Home Loan Bank advances	(150,500)	(27,200)
Increase (decrease) in customer repurchase agreements	14,730	(15,108)
Cash dividends paid	(3,396)	(3,495)
Repurchases of common stock	(3,450)	(2,716)
Net cash (used in) provided by financing activities	(186,835)	79,305

Increase in cash and cash equivalents	40,642	6,375
Cash and cash equivalents
Beginning of period	78,602	77,131
End of period	$119,244	$83,506
Supplemental disclosure of cash flow information:
Interest paid	$13,276	$8,511
Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	$—	$15,406

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”) and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of March 31, 2024, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch and maintains ATMs at all but one of our branch locations as well as at seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, commercial real estate, and mortgage warehouse lending. In addition, in February 2020 the Bank opened a loan production office which is currently located in Roseville, CA. To support organic growth in the agricultural and commercial lending sectors the Bank opened a loan production office in Templeton, CA in April 2022. The Company had total assets of $3.6 billion at March 31, 2024, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts, which totaled $2.8 billion at March 31, 2024, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through May 6, 2024 and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2023 have been reclassified to be consistent with the reporting for 2024, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In March 2023 the FASB issued, ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 was effective for the Company on January 1, 2024, and its adoption did not have a significant effect on the Company’s financial statements.

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

In November 2023 the FASB issued, ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 was adopted by the Company on January 1, 2024, and did not have a significant impact on the financial statements.

In December 2023 the FASB issued, ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for us on January 1, 2025, though early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on the financial statements.

Note 4 – Share Based Compensation

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 191,600 shares granted under the 2017 Plan and options to purchase 130,649 shares that were granted under the 2007 Plan were still outstanding as of March 31, 2024, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which awards may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of March 31, 2024, was 259,913. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

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

Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.5 million was reflected in the Company’s income statement during the first quarter of 2024 and $0.4 million during the first quarter of 2023, as expense related to stock options and restricted stock awards.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 36,114 shares granted to employees of the Company during the first three months of 2024.  As of March 31, 2024, there was $3.4 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 2.3 years.

The Company’s restricted stock award activity for the three months ended March 31, 2024, and 2023 is summarized below (unaudited):

	Three months ended March 31,
	2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	238,179	$20.30	175,619	$21.42
Granted	36,114	19.10	29,064	21.50
Vested	(11,224)	22.57	(3,162)	25.30
Forfeited	(649)	23.10	(514)	27.16
Unvested shares, March 31,	262,420	$20.00	201,007	$21.35

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

The Company’s stock option activity during the three months ended March 31, 2024, and 2023 are summarized below (dollars in thousands, except per share data, unaudited):

	Three months ended March 31,
	2024				2023
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	343,449	$25.02		$447	352,249	$25.06		$348
Forfeited/Expired	(11,000)	$27.43		$—	(2,200)	$27.67		$—
Outstanding at March 31,	332,449	$24.94	3.96	$264	350,049	$25.04	4.99	$33
Exercisable at March 31,	332,449	$24.87	3.90	$264	325,649	$24.89	4.85	$33
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on March 31, 2024. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 14,508,468 weighted average shares outstanding during the first quarter of 2024 and 14,971,842 during the first quarter of 2023.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the first quarter of 2024, calculations under the treasury stock method resulted in the equivalent of 45,159, shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 268,991 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the first quarter of 2023 the equivalent of 30,524 shares were added in calculating diluted earnings per share, while 327,141 anti-dilutive stock options were not factored into the computation.

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

	March 31, 2024	December 31, 2023
Commitments to extend credit	$512,305	$482,054
Standby letters of credit	$4,790	$5,040

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: mortgage warehouse lines, home equity lines of credit, commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit, unsecured personal lines of credit and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse lines which are in the form of repo lines and are unconditionally cancellable.  Unused commitments on mortgage warehouse lines were $206.4 million at March 31, 2024, and $204.5 million at December 31, 2023.

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

At March 31, 2024, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. Fair value disclosures for deposits include demand deposits, which are, by definition, equal to the amount payable on demand at the reporting date. Fair value calculations for loans reflect exit pricing and incorporate our assumptions with regard to the impact of prepayments on future cash flows and credit quality adjustments based on risk characteristics of various financial instruments, among other things. Since the estimates are subjective and involve uncertainties and matters of significant judgment they cannot be determined with precision, and changes in assumptions could significantly alter the fair values presented.

Carrying amounts and estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	March 31, 2024
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$119,244	$119,244	$—	$—	$119,244
Investment securities available-for-sale	$741,789	$—	$687,130	$54,659	$741,789
Investment securities held-to-maturity	$316,406	$—	$306,156	$—	$306,156
Loans, net	$2,133,938	$—	$5,889	$1,975,688	$1,981,577

Financial liabilities:
Deposits	$2,847,004	$968,997	$1,874,287	$—	$2,843,284
Repurchase agreements	$121,851	$—	$121,851	$—	$121,851
Other borrowings	$80,000	$—	$54,786	$—	$54,786
Long-term debt	$49,326	$—	$44,189	$—	$44,189
Subordinated debentures	$35,704	$—	$35,453	$—	$35,453

	December 31, 2023
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$78,602	$78,602	$—	$—	$78,602
Investment securities available-for-sale	$1,019,201	$—	$967,161	$52,040	$1,019,201
Investment securities held-to-maturity	$320,057	$—	$314,924	$—	$314,924
Loans, net	$2,066,884	$—	$5,889	$1,918,654	$1,924,543

Financial liabilities:
Deposits	$2,761,223	$1,020,772	$1,738,566	$—	$2,759,338
Repurchase agreements	$107,121	$—	$107,121	$—	$107,121
Other borrowings	$360,500	$—	$360,500	$—	$360,500
Long-term debt	$49,304	$—	$44,097	$—	$44,097
Subordinated debentures	$35,660	$—	$35,423	$—	$35,423

For financial asset categories that were carried on our balance sheet at fair value as of March 31, 2024, and December 31, 2023, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2024, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$65,437	$—	$65,437	$—
Mortgage-backed securities	—	13,448	—	13,448	—
State and political subdivisions	—	44,675	—	44,675	—
Corporate bonds	—	—	54,659	54,659	—
Collateralized loan obligations	—	563,570	—	563,570	—
Total available-for-sale securities	$—	$687,130	$54,659	$741,789	$—

	Fair Value Measurements at December 31, 2023, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$102,749	$—	$102,749	$—
Mortgage-backed securities	—	99,544	—	99,544	—
State and political subdivisions	—	194,206	—	194,206	—
Corporate bonds	—	—	52,040	52,040	—
Collateralized loan obligations	—	570,662	—	570,662	—
Total available-for-sale securities	$—	$967,161	$52,040	$1,019,201	$—

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Corporate Bonds
	2024	2023
Balance of recurring Level 3 assets at January 1,	$52,040	$57,435
Total gains or losses for the period:
Included in other comprehensive income	2,619	(5,436)
Balance of recurring Level 3 assets at March 31,	$54,659	$51,999

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2024, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Real estate:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	5,889	—	5,889
Other construction/land	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	5,889	—	5,889
Other commercial	—	—	—	—
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$5,889	$—	$5,889
Foreclosed assets	$—	$—	$—	$—
Total assets measured on a nonrecurring basis	$—	$5,889	$—	$5,889

	Fair Value Measurements at December 31, 2023, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Real estate:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	5,889	—	5,889
Other construction/land	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	5,889	—	5,889
Other commercial	—	—	—	—
Consumer loans	—	—	—	—
Total collateral dependent loans	$—	$5,889	$—	$5,889
Foreclosed assets	$—	$—	$—	$—
Total assets measured on a nonrecurring basis	$—	$5,889	$—	$5,889

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

The amortized cost, estimated fair value, and allowance for credit losses of available-for-sale and held-to-maturity investment securities are as follows:

Amortized Cost and Estimated Fair Value

(dollars in thousands, unaudited)

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$65,579	$7	$(149)	$—	$65,437
Mortgage-backed securities	14,181	18	(751)	—	13,448
State and political subdivisions	51,060	81	(6,466)	—	44,675
Corporate bonds	65,303	—	(10,644)	—	54,659
Collateralized loan obligations	563,099	1,478	(1,007)	—	563,570
Total available-for-sale securities	$759,222	$1,584	$(19,017)	$—	$741,789

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$5,033	$—	$(652)	$4,381	$—
Mortgage-backed securities	139,225	—	(12,585)	126,640	—
State and political subdivisions	172,164	2,971	—	175,135	(16)
Total held-to-maturity securities	$316,422	$2,971	$(13,237)	$306,156	$(16)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$102,823	$23	$(97)	$—	$102,749
Mortgage-backed securities	100,745	21	(1,222)	—	99,544
State and political subdivisions	200,057	572	(6,423)	—	194,206
Corporate bonds	65,273	—	(13,233)	—	52,040
Collateralized loan obligations	573,027	1,113	(3,478)	—	570,662
Total available-for-sale securities	$1,041,925	$1,729	$(24,453)	$—	$1,019,201

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$5,522	$—	$(617)	$4,905	$—
Mortgage-backed securities	142,295	—	(10,441)	131,854	—
State and political subdivisions	172,256	5,909	—	178,165	(16)
Total held-to-maturity securities	$320,073	$5,909	$(11,058)	$314,924	$(16)

An unrealized loss of $27.9 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of March 31, 2024, and is included in accumulated other comprehensive income, net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income each increasing over time.

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

The Company elected the practical expedient available under the current expected credit losses (“CECL”) accounting standard to exclude accrued interest receivable from the amortized cost basis of all categorizations of investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable is included in other assets on the Company’s balance sheet and as of March 31, 2024, measured at $9.6 million and $1.7 million for available-for-sale securities and held-to-maturity securities, respectively. Accrued interest receivable as of December 31, 2022, on these same classes of investment securities measured at $9.3 million and $2.7 million, respectively. During the first quarter of 2024, no interest receivable on available-for-sale or held-to-maturity securities was reversed against interest income and the Company did not have any held-to-maturity debt securities past due.

As of March 31, 2024, an allowance for credit losses of $0.02 million had been established on the Bank’s held-to-maturity portfolio, which is unchanged from the December 31, 2023, allowance for credit losses.

The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by NRSRO credit rating:

Held-To-Maturity by Credit Rating

(dollars in thousands, unaudited)

	Held-To-Maturity
	March 31, 2024	December 31, 2023
State and political subdivisions
AAA/Aaa	$57,781	$57,792
AA/Aa	112,901	112,978
A/A2	540	542
Not rated	942	944
Total	$172,164	$172,256

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

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		March 31, 2024
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	14	$(62)	$25,523	$(87)	$27,913	$(149)	$53,436
Mortgage-backed securities	39	—	—	(751)	9,578	(751)	9,578
State and political subdivisions	48	(1)	201	(6,465)	35,646	(6,466)	35,847
Corporate bonds	51	—	—	(10,644)	54,659	(10,644)	54,659
Collateralized loan obligations	29	(378)	133,658	(629)	126,235	(1,007)	259,893
Total available-for-sale	181	$(441)	$159,382	$(18,576)	$254,031	$(19,017)	$413,413

		December 31, 2023
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	14	$(97)	$46,823	$—	$3,929	$(97)	$50,752
Mortgage-backed securities	321	—	20	(1,222)	94,505	(1,222)	94,525
State and political subdivisions	201	(33)	6,950	(6,390)	125,283	(6,423)	132,233
Corporate bonds	51	(118)	2,316	(13,115)	49,724	(13,233)	52,040
Collateralized loan obligations	47	—	—	(3,478)	393,258	(3,478)	393,258
Total available-for-sale	634	$(248)	$56,109	$(24,205)	$666,699	$(24,453)	$722,808

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended March 31,
	2024	2023
Proceeds from sales, calls and maturities of securities available for sale	$266,900	$36,213
Gross gains on sales, calls and maturities of securities available for sale	54	45
Gross losses on sales, calls and maturities of securities available for sale	(17,371)	—
Net (loss) gain on sale of securities available for sale	$(17,317)	$45

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2024, and December 31, 2023 (dollars in thousands), are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

	March 31, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$2,200	$2,202	$145	$145
Maturing after one year through five years	22,034	21,914	2,401	2,358
Maturing after five years through ten years	102,687	92,029	19,362	17,771
Maturing after ten years	55,021	48,626	155,289	159,242
Securities not due at a single maturity date:
Mortgage-backed securities	14,181	13,448	139,225	126,640
Collateralized loan obligations	563,099	563,570	—	—
Total	$759,222	$741,789	$316,422	$306,156

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$583	$582	$145	$145
Maturing after one year through five years	40,187	39,916	2,413	2,384
Maturing after five years through ten years	156,541	143,516	19,895	18,350
Maturing after ten years	170,842	164,981	155,325	162,191
Securities not due at a single maturity date:
Mortgage-backed securities	100,745	99,544	142,295	131,854
Collateralized loan obligations	573,027	570,662	—	—
Total	$1,041,925	$1,019,201	$320,073	$314,924

At March 31, 2024, the Company’s investment portfolio included 227 municipal bonds issued by 191 different government municipalities and agencies located within 28 different states, with an aggregate fair value of $219.8 million. The largest exposure to any single municipality or agency was a combined $5.3 million (fair value) in general obligation bonds issued by the City of New York (NY).  In addition, the Company owned 51 subordinated debentures issued by bank holding companies totaling $54.7 million (fair value).

At December 31, 2023, the Company’s investment portfolio included 485 municipal bonds issued by 398 different government municipalities and agencies located within 36 states, with an aggregate fair value of $372.4 million. The largest exposure to any single municipality or agency was a combined $5.3 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the company owned 51 subordinated debentures issued by bank holding companies totaling $52.0 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	March 31, 2024		December 31, 2023
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$83,196	$82,208	$146,215	$146,589
California	51,523	49,174	63,316	61,048
Other (20 & 26 states, respectively)	63,033	63,238	115,148	117,006
Total general obligation bonds	197,752	194,620	324,679	324,643

Revenue bonds
State of issuance
Texas	5,438	5,393	8,850	8,899
California	3,571	3,496	3,794	3,735
Other (20 & 15 states, respectively)	16,463	16,301	34,990	35,094
Total revenue bonds	25,472	25,190	47,634	47,728
Total obligations of states and political subdivisions	$223,224	$219,810	$372,313	$372,371

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	March 31, 2024		December 31, 2023
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$9,211	$9,064	$19,113	$19,158
Lease	3,932	4,210	6,323	6,380
Sewer	3,607	3,760	6,070	6,312
Sales tax revenue	1,690	1,630	4,349	4,010
Local or GTD housing	1,032	852	—	—
Other (9 and 10 sources, respectively)	6,000	5,674	11,779	11,868
Total revenue bonds	$25,472	$25,190	$47,634	$47,728

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

As of March 31, 2024, our total LIHTC investment book balance was $13.8 million, which includes $10.1 million in remaining commitments for additional capital contributions. There were approximately $0.3 million in tax credits derived from our LIHTC investments that were recognized during the three months ended March 31, 2024, and “below the line” amortization expense of $0.6 million associated with those investments was recorded for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

As of December 31, 2023, our total LIHTC investment book balance was $14.4 million, which includes $10.5 million in remaining commitments for additional capital contributions. There were $0.7 million in tax credits derived from our LIHTC investments that were recognized during the year ended December 31, 2023, and “below the line” amortization expense of $0.7 million associated with those investments was netted against pre-tax noninterest income for the same time period.

The Company’s investments in qualified affordable housing projects, and small business investment companies meet the definition of a variable interest entity as the entities are structured such that the limited partner investors lack substantive voting rights. Pursuant to the FAS standard on the consolidation of variable interest entities, these investments are not reflected on a consolidated basis in the Company’s financial statements.

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

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans, and as a result did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on loans of $6.8 million and $5.6 million at March 31, 2024, and December 31, 2023, respectively is included in other assets on the Company’s balance sheet.

The following table presents loans by class as of March 31, 2024, and December 31, 2023. The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level.

Loan Distribution
(dollars in thousands, unaudited)
	March 31, 2024	December 31, 2023
Real estate:
Residential real estate	$406,443	$412,063
Commercial real estate	1,327,482	1,328,224
Other construction/land	6,115	6,256
Farmland	66,133	67,276
Total real estate	1,806,173	1,813,819
Other commercial	143,448	156,272
Mortgage warehouse lines	203,561	116,000
Consumer loans	3,682	3,984
Subtotal	2,156,864	2,090,075
Net deferred loan fees and costs	214	309
Loans, amortized cost basis	2,157,078	2,090,384
Allowance for credit losses	(23,140)	(23,500)
Net Loans	$2,133,938	$2,066,884

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

The following tables present the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of March 31, 2024, and December 31, 2023:

Nonaccrual Loans
(dollars in thousands, unaudited)
	March 31, 2024
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$95	$—	$95	$—
Commercial real estate	—	7,437	7,437	—
Farmland	6,503	—	6,503	—
Total real estate	6,598	7,437	14,035	—
Other commercial	153	—	153	—
Consumer loans	—	—	—	—
Total	$6,751	$7,437	$14,188	$—

	December 31, 2023
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$414	$—	$414	$—
Commercial real estate	—	7,457	7,457	—
Farmland	—	—	—	—
Total real estate	414	7,457	7,871	—
Other commercial	114	—	114	14
Consumer loans	—	—	—	—
Total	$528	$7,457	$7,985	$14

The Company did not recognize any interest on nonaccrual loans during the three months ended March 31, 2024, and would have recognized an additional $0.003 million in interest income on nonaccrual loans had those loans not been designated as nonaccrual. Due to loans being placed on nonaccrual status, during the three months ended March 31, 2023, $0.04 million of interest receivable on loans was reversed against interest income.

The following table presents the amortized cost basis of collateral-dependent loans by class as of March 31, 2024, and December 31, 2023:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	March 31, 2024		December 31, 2023
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$95	$—	$414	$—
Commercial real estate	7,437	1,548	7,457	1,600
Farmland	6,503	—	—	—
Total real estate	14,035	1,548	7,871	1,600
Other commercial	153	—	114	—
Total Loans	$14,188	$1,548	$7,985	$1,600

During the first three months of 2024 the amortized cost balance of collateral-dependent loans increased by $6.2 million due primarily to a single agriculture real estate secured loan, offset by declines resulting from upgrades and payoffs. The weighted average loan-to-value ratio of collateral dependent loans was 100% at March 31, 2024.  There were no collateral dependent loans in the process of foreclosure as of March 31, 2024.

The following tables presents the aging of the amortized cost basis in past-due loans, according to class, as of March 31, 2024, and December 31, 2023:

Past Due Loans
(dollars in thousands, unaudited)
	March 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$868	$—	$20	$888	$406,727	$407,615
Commercial real estate	507	—	7,437	7,944	1,316,821	1,324,765
Other construction/land	—	—	—	—	6,139	6,139
Farmland	—	6,503	—	6,503	59,844	66,347
Total real estate	1,375	6,503	7,457	15,335	1,789,531	1,804,866
Other commercial	184	1	103	288	144,586	144,874
Mortgage warehouse lines	—	—	—	—	203,561	203,561
Consumer loans	3	—	—	3	3,774	3,777
Total Loans	$1,562	$6,504	$7,560	$15,626	$2,141,452	$2,157,078

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$1,768	$—	$—	$1,768	$411,494	$413,262
Commercial real estate	—	—	—	—	1,325,494	1,325,494
Other construction/land	—	—	—	—	6,268	6,268
Farmland	—	—	—	—	67,510	67,510
Total real estate	1,768	—	—	1,768	1,810,766	1,812,534
Other commercial	158	171	14	343	157,417	157,760
Mortgage warehouse lines	—	—	—	—	116,000	116,000
Consumer loans	47	—	—	47	4,043	4,090
Total Loans	$1,973	$171	$14	$2,158	$2,088,226	$2,090,384

Loan Modifications

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, rate reductions, payment deferral, or term extension. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In some cases, the Company provides multiple types on concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: principal forgiveness, rate reduction, payment deferral, and/or term extension.

The following table presents the amortized cost basis of loans at March 31, 2024 that were both experiencing financial difficulty and modified during the quarter ended March 31, 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

Loans to Borrowers Experiencing Financial Difficulty
(dollars in thousands, unaudited)
	March 31, 2024
	Principal Forgiveness	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Real estate:
Residential real estate	$—	$—	$—	—
Commercial real estate	—	—	—	0.00%
Other construction/land	—	240	—	3.91%
Farmland	—	—	—	—
Total real estate	—	240	—	0.01%
Other commercial	—	170	—	0.12%
Consumer loans	—	—	—	—
Total	$—	$410	$—	0.02%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended March 31, 2024:

Borrower Experiencing Financial Difficulty - Financial Effect
(dollars in thousands, unaudited)
March 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Residential real estate	$—	—	—
Commercial real estate	$—	—	—
Other construction/land	$—	—	3.00
Farmland	$—	—	—
Other commercial	$—	—	3.94
Mortgage warehouse lines	$—	—	—
Consumer loans	$—	—	—

There were no payment defaults on loans previously modified in the preceding 12 months for either of the quarters ending March 31, 2024, and 2023. For the purpose of this disclosure the Company defines a payment default as 90 days past due.

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

The following tables present the amortized cost of loans by credit quality classification in addition to loan vintage as of March 31, 2024, and December 31, 2023:

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans		Total Loans
Residential real estate
Pass	$—	$—	$101,467	$226,926	$7,559	$51,864	$14,070		$2,262	$404,148
Special mention	—	—	—	—	—	2,714	—		279	2,993
Substandard	—	—	—	—	—	240	20		214	474
Subtotal	—	—	101,467	226,926	7,559	54,818	14,090		2,755	407,615
Commercial real estate
Pass	17,809	109,867	273,653	57,509	469,266	292,669	26,133		—	1,246,906
Special mention	—	146	—	—	37,501	12,260	1,500		—	51,407
Substandard	—	—	—	—	21,770	4,682	—		—	26,452
Subtotal	17,809	110,013	273,653	57,509	528,537	309,611	27,633		—	1,324,765
Other construction/land
Pass	240	351	—	—	3,596	1,952	—		—	6,139
Special mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Subtotal	240	351	—	—	3,596	1,952	—		—	6,139
Farmland
Pass	950	6,788	11,535	11,734	2,623	13,554	2,782		387	50,353
Special mention	—	—	—	—	835	8,206	—		—	9,041
Substandard	—	—	—	—	—	6,953	—		—	6,953
Subtotal	950	6,788	11,535	11,734	3,458	28,713	2,782		387	66,347
Other commercial
Pass	891	18,501	6,135	2,476	6,341	12,725	89,409		1,142	137,620
Special mention	16	75	—	250	2,724	21	252		3,743	7,081
Substandard	1	—	—	50	—	103	—		19	173
Subtotal	908	18,576	6,135	2,776	9,065	12,849	89,661		4,904	144,874
Mortgage warehouse lines
Pass	—	—	—	—	—	—	203,561		—	203,561
Subtotal	—	—	—	—	—	—	203,561		—	203,561
Consumer loans
Pass	576	633	195	82	77	250	1,899		—	3,712
Special mention	—	—	—	—	14	3	—		—	17
Substandard	2	46	—	—	—	—	—		—	48
Subtotal	578	679	195	82	91	253	1,899		—	3,777
Total	$20,485	$136,407	$392,985	$299,027	$552,306	$408,196	$339,625		$8,046	$2,157,078
Gross charge-offs	$392	$24	$5	$3	$20	$410	$274	$		$1,128

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

		December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans		Total Loans
Residential real estate
Pass	$—	$104,141	$228,849	$7,611	$1,979	$50,295	$12,797		$2,302	$407,974
Special mention	—	—	1,241	—	—	2,942	20		284	4,487
Substandard	—	—	—	—	—	494	115		192	801
Subtotal	—	104,141	230,090	7,611	1,979	53,731	12,932		2,778	413,262
Commercial real estate
Pass	112,254	275,626	58,310	475,353	51,100	251,163	22,929		—	1,246,735
Special mention	148	—	—	39,654	3,010	8,489	—		—	51,301
Substandard	—	—	—	21,872	—	5,586	—		—	27,458
Subtotal	112,402	275,626	58,310	536,879	54,110	265,238	22,929		—	1,325,494
Other construction/land
Pass	352	—	—	3,646	638	1,632	—		—	6,268
Special mention	—	—	—	—	—	—	—		—	—
Substandard	—	—	—	—	—	—	—		—	—
Subtotal	352	—	—	3,646	638	1,632	—		—	6,268
Farmland
Pass	6,731	11,645	11,793	2,650	1,652	11,608	2,750		394	49,223
Special mention	—	—	—	840	—	10,471	—		—	11,311
Substandard	—	—	—	—	—	6,976	—		—	6,976
Subtotal	6,731	11,645	11,793	3,490	1,652	29,055	2,750		394	67,510
Other commercial
Pass	18,319	6,501	2,666	6,622	4,534	9,354	101,163		1,171	150,330
Special mention	—	—	273	2,783	—	128	143		3,748	7,075
Substandard	—	—	55	—	—	—	208		92	355
Subtotal	18,319	6,501	2,994	9,405	4,534	9,482	101,514		5,011	157,760
Mortgage warehouse lines
Pass	—	—	—	—	—	—	116,000		—	116,000
Subtotal	—	—	—	—	—	—	116,000		—	116,000
Consumer loans
Pass	1,366	229	102	82	67	177	1,949		—	3,972
Special mention	—	—	—	15	—	35	13		—	63
Substandard	55	—	—	—	—	—	—		—	55
Subtotal	1,421	229	102	97	67	212	1,962		—	4,090
Total	$139,225	$398,142	$303,289	$561,128	$62,980	$359,350	$258,087		$8,183	$2,090,384
Gross charge-offs	$2,145	$45	$250	$2,266	$81	$1,345	$489	$		$6,621

CECL replaces the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”).  PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans as of December 31, 2021, management elected not to transition these loans into the PCD designation. As of March 31, 2024, the Company had no loans categorized as PCD.

As noted in footnote 3, on January 1, 2022, the Company implemented CECL and increased our ACL, previously the allowance for loan losses, with a $9.5 million cumulative adjustment.  The Company’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. For purposes of estimating the Company’s ACL, Management generally evaluates collectively evaluated loans by Federal Call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses.  The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data.  The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates.  The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code regression models utilized upon implementation of CECL on January 1, 2022, and as of March 31, 2024, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate.  Management selected the National Unemployment Rate as the driver of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves.  As of March 31, 2024, the only loans that Management considered to have different risk characteristics from other loans sharing the same Federal Call Report code were loans designated nonaccrual.

The following tables present the activity in the allowance for credit losses by portfolio segment for the quarters ended March 31, 2024, and 2023:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2023	$2,727	$18,554	$586	$1,148	$174	$311	$23,500
Charge-offs	—	(20)	(410)	(287)	—	(411)	(1,128)
Recoveries	—	—	—	440	—	231	671
(Benefit) provision for credit losses	(184)	117	379	(456)	131	110	97
Ending allowance balance:	$2,543	$18,651	$555	$845	$305	$241	$23,140

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2022	$3,593	$17,319	$376	$1,133	$41	$340	$22,802
Charge-offs	—	—	—	(85)	—	(371)	(456)
Recoveries	—	—	—	36	—	196	232
(Benefit) provision for credit losses	(262)	249	1,034	67	6	118	1,212
Ending allowance balance:	$3,331	$17,568	$1,410	$1,151	$47	$283	$23,790

There were no significant changes in the Company’s loan portfolio ACL in the first quarter of 2024.

Note 11 – Goodwill

The balance of goodwill at the three months beginning and ended March 31, 2024 and 2023 was $27.4 million. There was no acquired goodwill or impairment for the three months ended March 31, 2024 and 2023.

The Company performs its annual goodwill impairment tests annually, or more often if events or circumstances indicate the carrying value may not be recoverable. The annual assessment date was changed to October 1 in 2023 as it was December 31 in 2022, to allow more time for evaluation of impairment.

The Company performed its annual Step 1 goodwill impairment assessment as of October 1, 2023, using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level, exceeded the carrying value. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2024, and has concluded no such events have occurred. Therefore, goodwill was not impaired as of March 31, 2024, and there were no impairment charges related to the Company’s goodwill recorded during the quarter ended March 31, 2024.

Note 12 – Borrowings and Other Arrangements

The following table summarizes the Company’s other borrowings as of March 31, 2024, and December 31, 2023:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Fed funds purchased (1)	$—	6.60%	$130,000	5.25%
Short-term FHLB advance (2)	—	5.73%	150,500	3.73%
Long-term FHLB advance (2)	80,000	3.91%	80,000	3.91%
Total other borrowings	$80,000	4.62%	$360,500	4.27%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased (1) – The Company had unsecured available lines of credit with correspondent banks and the Federal Home Loan Bank for short-term borrowings totaling $504.8 million at March 31, 2024, and $374.8 million at December 31, 2023. In general, interest rates on these lines approximate the federal funds target rate.

Secured Federal Home Loan Bank Borrowings (2) – At March 31, 2024, and December 31, 2023, the Company had secured available lines of credit with the FHLB totaling $676.8 million and $586.7 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Reserve Line of Credit – The Company has an available line of credit with the Federal Reserve Bank of San Francisco secured by certain loans and investments. At March 31, 2024, and December 31, 2023, the Company had borrowing capacity under this line totaling $376.2 million and $392.0 million, respectively.  The Company had no outstanding borrowings on this line of credit as of March 31, 2024, and December 31, 2022.

Repurchase Agreements – Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. Repurchase agreements totaled $121.9 million at March 31, 2024, relative to a balance of $107.1 million at December 31, 2023.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term SOFR until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, was $49.3 million at March 31, 2024, and December 31, 2023.

Subordinated Debentures - Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the Secured Overnight Financing Rate (SOFR), effective June 30, 2023. At March 31, 2024, and December 31, 2023, the Company’s trust preferred securities totaled $35.7 million.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized when incurred as noninterest income and gains on the sale of OREO which is classified as noninterest expense. These gains were immaterial for each of the three months ended March 31, 2024, and 2023, and the year ended December 31, 2023. The following table presents the Company’s sources of noninterest income. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended March 31,		For the year ended December 31,
	2024	2023	2023
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,324	$1,258	$5,261
Other service charges on deposits	2,454	2,093	9,790
Debit card interchange income	1,948	2,029	8,052
Loss on limited partnerships(1)	—	(166)	—
Dividends on equity investments(1)	375	276	1,076
Unrealized losses recognized on equity investments(1)	(311)	(291)	(291)
Net (loss) gain on sale of securities(1)	(2,883)	45	396
Other(1)	5,682	1,335	6,116
Total noninterest income	$8,589	$6,579	$30,400
Percentage of noninterest income not within scope of ASC 606.	33.33%	18.22%	24.00%

(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

With regard to noninterest income associated with customer contracts, the Company has determined that transaction prices are fixed, and performance obligations are satisfied as services are rendered, thus there is little or no judgment involved in the timing of revenue recognition under contracts that are within the scope of ASC 606.

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933 (“1933 Act”), as amended and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”), as amended.  Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements in order to encourage companies to provide prospective information about their financial performance as long as important factors that could cause actual results to differ significantly from projected results are identified with meaningful cautionary statements.  Words such as “expects,” “anticipates,” “believes,” “projects,” “intends,” and “estimates” or variations of such words and similar expressions, as well as future or conditional verbs preceded by “will,” “would,” “should,” “could” or “may” are intended to identify forward-looking statements. These forward-looking statements are based on certain underlying assumptions and are not guarantees of future performance, as they could be impacted by several potential risks and developments that cannot be predicted with any degree of certainty.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	risks associated with fluctuations in interest rates, including the impact on other comprehensive income, the ability for customers to repay on floating or adjustable rates loans, and the impact on costs and demand of deposits and funding, the impact on interest income on earning assets, the impact on valuations of collateral on our loans, and the impact on fair value of longer-term assets;
●	risks associated with inflation (including efforts by the Federal Open Market Committee of the Federal Reserve Bank to control the same);
●	the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions;
●	liquidity risks, including the ability to effectively manage the potential loss of deposits, the ability to maintain funding lines of credit, and the loss of value of unencumbered investment securities;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks;
●	risks associated with the multitude of or changes to current and prospective banking laws and regulations, and related interpretations, to which the Company is and will be subject;
●	operational risks including the ability to detect and prevent financial reporting errors, operations errors, and fraud;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;

●	the Company’s ability to successfully deploy new technology and manage cyber security risks;
●	the risk to the Company’s operations and ability to serve customers due to the inability of a vendor to meet its service level agreements;
●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the effects of severe weather events, pandemics, other public health crises, acts of war or terrorism, and other external events; and
●	the success of acquisitions or branch expansions, closures or consolidations.

Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2023, and in Item 1A, herein. We do not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2024 compared to First Quarter 2023

First quarter 2024 net income was $9.3 million, a $0.6 million increase or 7%,  from the first quarter of 2023 and $0.64 per diluted share in the first quarter of 2024 as compared to $0.58 per diluted share in the first quarter of 2023. The Company’s annualized return on average equity was 11.09% and annualized return on average assets was 1.06% for the quarter ended March 31, 2024, compared to 11.53% and 0.97%, respectively, for the same quarter in 2023. The primary drivers behind the variance in first quarter net income are as follows:

●	Net income for the first quarter of 2024 increased $0.6 million, or 7%, to $9.3 million due primarily to an increase in net interest income of $0.6 million. Additionally, the favorable change in the credit loss expense on loans and improvements in noninterest income, were mostly offset by higher noninterest expenses.
●	The $0.6 million increase in net interest income for the quarter was driven by a 15 basis point increase in the net interest margin due to higher yields on investments and lower costs of borrowings, partially offset by higher deposit costs.
●	Noninterest income for the first quarter of 2024 as compared to the same period in 2023 increased $2.0 million or 31%. There was a favorable variance of $1.0 million in bank owned life insurance (BOLI), a gain on the sale/leaseback of two bank owned branch buildings for $3.8 million, increases in service charges and fees on deposit accounts for $0.3 million or 6%, offset by a loss on the sale of bonds from a balance sheet restructure for $2.9 million.
●	Total noninterest expense increased $1.5 million, or 7%, in the first quarter of 2024 as compared to the first quarter of 2023. Salaries and Benefits were $0.4 million, or 3%, higher in the first quarter of 2024 as compared to the first quarter of 2023 due to several factors, including merit increases for employees due to annual performance evaluations during the first quarter of 2024, higher payroll taxes in the first quarter. Occupancy expense was up $0.7 million for the first quarter of 2024 as compared to the same quarter last year, due to increased rent expense from the sale/leaseback transaction in December 2023. Other noninterest expense increased $0.5 million, or 6%, in the first quarter of 2024 as compared to the first quarter of 2023. The primary reason for the negative variance was increased directors deferred compensation expense which is linked to the fluctuation in BOLI income although lower advertising expenses in the comparative period mitigated some of this negative variance.

FINANCIAL CONDITION SUMMARY

March 31, 2024 relative to December 31, 2023

The Company’s assets totaled $3.6 billion at March 31, 2024, a decrease of $176.7 million, or 5.0% from December 31, 2023. The following provides a summary of key balance sheet changes during the first three months of 2024:

●	Investment securities decreased $281.1 million, or 21.0%, to $1.1 billion primarily due to the sale of bonds from the strategic securities transaction and balance sheet restructuring.

●	Gross loans increased $66.8 million due to an $87.6 million increase in mortgage warehouse line utilization.

●	Deposits increased by $85.8 million, or 3%. The growth in deposits came from brokered deposits, as overall customer deposits decreased $50.9 million.

●	Other borrowings decreased $280.5 million to $80.0 million at March 31, 2024, from $360.5 million at December 31, 2023, and consists of term FHLB advances. The decline in other borrowings is due mostly to a balance sheet restructuring in which the Company sold bonds with an average book yield of 2.61% to paydown borrowed funds at an average rate of 5.52%.

Total capital of $345.1 million at March 31, 2024, reflects an increase of $7.0 million, or 2%, compared to December 31, 2023. The increase in equity during the first quarter of 2024 is due to net income of $9.3 million, offset by a $3.4 million dividend paid to shareholders, $3.3 million in share repurchases and a $4.1 million favorable swing in other comprehensive income due principally to changes in investment securities’ fair value. The remaining difference is related to equity compensation recognized during the quarter.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $28.7 million for the first quarter of 2024 an increase of $0.6 million, or 2%, as compared to the first quarter of 2023. For the first quarter of 2024 as compared to the same quarter in 2023, the $3.5 million improvement in interest income is due primarily to a $56.8 million increase in average loan balances, as well as a 39 basis point increase in yield. However, this was partially offset by a $3.0 million increase in interest expense due to the movement of deposits from lower cost transaction accounts to higher cost time deposits including wholesale brokered deposits. Deposit costs increased 82 basis points in the first quarter of 2024 as compared to the same quarter in 2023, while there was a 35 basis points decrease in the cost borrowed funds. The net impact of the mix and rate change was a 15 basis point increase in our net interest margin for the quarterly comparison.

Interest expense was $12.2 million for the first quarter of 2024, an increase of $3.0 million, or 32% from the same period in 2023. The unfavorable change in the quarterly comparison was primarily due an increase in rates paid on customer variable rate Certificates of Deposits. The rate on the variable account is tied to a spread to the Wall Street Journal Prime Rate and varies from Prime minus 600 basis points to Prime minus 375 basis points. During the twelve-month period from March 31, 2023, to March 31, 2024, the Prime rate increased 50 basis points.

The Company had $1.5 billion in adjustable and variable rate loans and $563.6 million in floating rate collateralized loan obligations, as compared to $332.3 million in floating rate CDs and $35.7 million in floating rate trust preferred securities at March 31, 2024. The adjustable rate loans have repricing frequencies ranging from 30-days to 10-years. Of the $1.5 billion in adjustable and variable rate loans, $471.8 million of such adjustable and variable rate loans reprice in the next twelve months.

Our net interest margin was 3.62% for the first quarter of 2024, as compared to 3.47% for the quarter ending March 31, 2023. While the yield on interest-earning assets increased 55 basis points for the first quarter of 2024 as compared to the same period in 2023, the cost of interest-bearing liabilities increased 61 basis points for the same period of comparison. Since the change in rate on interest-bearing assets is applied to a larger base than that of interest-bearing liabilities, the result is favorable to the net interest margin even though the increase on the interest-earning asset side is six basis points lower than the increase on the interest bearing liability side.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	March 31, 2024			March 31, 2023
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$16,996	$243	5.75%	$5,312	$70	5.34%
Taxable	893,171	13,303	5.99%	972,051	11,986	5.00%
Non-taxable	244,997	1,989	4.13%	361,328	2,813	4.00%
Total investments	1,155,164	15,535	5.59%	1,338,691	14,869	4.73%

Loans:(3)
Real estate	1,806,185	20,190	4.50%	1,869,112	19,899	4.32%
Agricultural	61,419	1,138	7.45%	28,028	433	6.27%
Commercial	79,208	1,183	6.01%	70,887	993	5.68%
Consumer	3,962	80	8.12%	4,137	87	8.53%
Mortgage warehouse lines	137,421	2,821	8.26%	59,122	1,118	7.67%
Other	2,333	14	2.41%	2,464	20	3.29%
Total loans	2,090,528	25,426	4.89%	2,033,750	22,550	4.50%
Total interest-earning assets (4)	3,245,692	40,961	5.14%	3,372,441	37,419	4.59%
Other earning assets	17,345			15,714
Non-earning assets	270,786			272,496
Total assets	$3,533,823			$3,660,651

Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$137,961	$699	2.04%	$150,139	$129	0.35%
NOW	398,639	84	0.08%	483,645	71	0.06%
Savings accounts	376,335	73	0.08%	457,593	65	0.06%
Money market	137,687	410	1.20%	135,434	25	0.07%
Time deposits	561,941	6,190	4.43%	461,214	4,505	3.96%
Brokered deposits	205,092	2,189	4.29%	162,560	1,204	3.00%
Total interest-bearing deposits	1,817,655	9,645	2.13%	1,850,585	5,999	1.31%
Borrowed funds:
Repurchase agreements	112,385	41	0.15%	103,426	81	0.32%
Other borrowings	119,475	1,372	4.62%	176,725	2,111	4.84%
Long-term debt	49,312	431	3.52%	49,222	429	3.53%
Subordinated debentures	35,677	755	8.51%	35,499	667	7.62%
Total borrowed funds	316,849	2,599	3.30%	364,872	3,288	3.65%
Total interest-bearing liabilities	2,134,504	12,244	2.31%	2,215,457	9,287	1.70%
Demand deposits - noninterest-bearing	990,377			1,070,775
Other liabilities	70,534			66,632
Shareholders' equity	338,408			307,787
Total liabilities and shareholders' equity	$3,533,823			$3,660,651
Interest income/interest-earning assets			5.14%			4.59%
Interest expense/interest-earning assets			1.52%			1.12%
Net interest income and margin(5)		$28,717	3.62%		$28,132	3.47%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan (costs) fees and loan acquisition FMV amortization were $(0.3) million and $(0.1) million for the quarters ended March 31, 2024 and 2023, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended March 31,
	2024 over 2023
	Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$154	$6	$13	$173
Taxable	(973)	2,492	(202)	1,317
Non-taxable	(225)	120	(719)	(824)
Total investments (1)	(1,044)	2,618	(908)	666
Loans:
Real estate	(670)	994	(33)	291
Agricultural	516	86	103	705
Commercial	116	66	8	190
Consumer	(4)	(3)	—	(7)
Mortgage warehouse	1,480	96	127	1,703
Other	(1)	(5)	—	(6)
Total loans (1)	1,437	1,234	205	2,876
Total interest-earning assets (1)	$393	$3,852	$(703)	$3,542
Liabilities
Interest-bearing deposits:
Demand deposits	$(10)	631	(51)	$570
NOW	(12)	30	(5)	13
Savings accounts	(12)	24	(4)	8
Money market	—	379	6	385
Time deposits	984	575	126	1,685
Brokered deposits	315	531	139	985
Total interest-bearing deposits (1)	1,265	2,170	211	3,646
Borrowed funds:
Repurchase agreements	7	(43)	(4)	(40)
Other Borrowings	(683)	(82)	26	(739)
Long-term debt	1	1	—	2
Subordinated debt	3	85	—	88
Total borrowed funds (1)	(672)	(39)	22	(689)
Total interest-bearing liabilities (1)	593	2,131	233	2,957
Net interest income (1)	$(200)	$1,721	$(936)	$585
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the first quarter of 2024 relative to the first quarter of 2023 was an unfavorable $0.2 million; this is primarily from an unfavorable volume variance of $0.6 million in interest-bearing liabilities, as the average balance of time deposits increased $143.3 million from the comparative quarter. There was a favorable rate variance of $1.7 million from the comparative quarter since the weighted average yield on interest-earning assets more than offset the increase in the average yield unfavorable variance on interest-bearing liabilities. There was an unfavorable mix variance of $0.9 million primarily from the sale of bonds with lower yields that has yet to be deployed into higher yielding assets.

The Company’s net interest margin for the first quarter of 2024 was 3.62%, as compared to 3.47% for the first quarter of 2023.

At March 31, 2024, approximately 13% of our total portfolio, or $276.0 million, consists of variable rate loans. At March 31, 2024, our outstanding fixed rate loans represented 32% of our loan portfolio. The remaining 55% of our loan portfolio at March 31, 2024, consists of adjustable-rate loans; 63% of these loans (approximately $1.2 billion) will not have the ability to reprice for at least another 3 years. Our adjustable rate loans have maturities up to 25 years and are generally adjustable every five years after the initial adjustment, which can vary from 5 to 10 years to initial adjustment.  Approximately $165.8 million of these adjustable-rate loans have the ability to reprice in 2024, which is expected to have a positive impact on earnings.

Interest earning cash balances for the quarterly comparisons have increased, which had a positive impact on our net interest margin since cash balances have yielded 5.75%. Average interest earning cash and due from banks was $17.0 million, an increase of $11.7 million for the first quarter of 2024 as compared to the same period last year.

Overall average investment securities decreased by $195.2 million for the first quarter of March 31, 2024, as compared to March 31, 2023, from the sale of lower yielding bonds from a strategic securities transaction, the proceeds of which were used to paydown higher cost borrowings. The overall investment portfolio had a tax-equivalent yield of 5.48% at March 31, 2024, with an average life of 5.85 years and average effective duration of 0.6 years for available-for-sale securities.   Approximately $563.6 million of the investment securities reprice every 90 days and $54.7million are subordinated debt with an initial fixed rate period of 5 years and floating thereafter.

Interest expense was $12.2 million for the first quarter of 2024, an increase of $3.0 million, or 32% from the same period in 2023. The unfavorable variance in the quarterly comparison was primarily due an increase in rates paid on customer variable rate Certificates of Deposits. The rate on the variable account is tied to a spread to the Wall Street Journal Prime Rate and varies from Prime minus 600 basis points to Prime minus 375 basis points. During the twelve-month period from March 31, 2023, to March 31, 2024, the Prime rate increased 50 basis points.

Average noninterest-bearing demand deposits decreased $80.4 million or 8% for the first quarter of 2024 as compared to the first quarter of 2023.

PROVISION FOR CREDIT LOSSES ON LOANS

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans. The Company recorded a provision for credit losses of $0.1 million in the first quarter of 2024, as compared to $0.3 million in the first quarter of 2023. The decrease in provision in the first quarter of 2024 as compared to the same quarter in 2023 was a result of reduced quantitative reserves from an improved economic forecast coupled with lower loan balances in most categories. Some of the calculated reserve reduction was offset by higher net loan charge-offs; however the overall reserve for credit losses was $0.05 million higher at March 31, 2024, as compared to March 31, 2023.

Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance.  The Company recorded net loan charge-offs of $0.5 million in the first quarter of 2024 as compared to $0.2 million for the first quarter of 2023. The Company's $0.2 million decrease in the provision for credit losses on loans in the first quarter of 2024 as compared to the first quarter of 2023 was primarily due to the impact of reduced net loan charge-offs in the first quarter of 2023.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three and nine-month periods ended March 31, 2024, and 2023:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended March 31,
Noninterest income:	2024	2023
Service charges and fees on deposit accounts	$5,726	$5,380
Net (loss) gain on sale of securities available-for-sale	(2,883)	45
Gain on sale of fixed assets	3,799	14
Bank-owned life insurance	1,215	172
Realized gain on available-for-sale securities	66	—
Other	666	968
Total noninterest income	$8,589	$6,579
As a % of average interest-earning assets (1)	1.06%	0.79%

Noninterest expense:
Salaries and employee benefits	$13,197	$12,816
Occupancy and equipment costs	3,025	2,330
Advertising and marketing costs	343	513
Data processing costs	1,509	1,528
Deposit services costs	2,133	2,023
Loan services costs
Loan processing	151	127
Foreclosed assets	—	758
Other operating costs	926	989
Professional services costs
Legal & accounting services	715	646
Director's costs	1,254	275
Other professional service	809	515
Stationery & supply costs	148	141
Sundry & tellers	316	331
Total noninterest expense	$24,526	$22,992
As a % of average interest-earning assets (1)	3.04%	2.76%
(1)	Annualized

Noninterest Income:

Total noninterest income increased by $2.0 million, or 31%, in the first quarter of 2024 as compared to the same quarter in 2023.  The variance was due to a $3.8 million gain on the sale of branch properties that were a part of our sale/leaseback transaction, a $1.0 million increase in BOLI income, a $0.3 million increase in service charges and fees on deposit accounts partially offset by a $2.9 million loss on the sale of lower yielding bonds that were part of a balance sheet restructure.

BOLI income increased by $1.0 million for the first quarter of 2024 as compared to the first quarter of 2023. The variance is due mostly to fluctuations in underlying values of assets in the separate account BOLI policies that are designed to have similar assets to those in the deferred compensation plans. Thus, the higher values in BOLI policies are offset by higher deferred compensation expense reflected primarily in director fees expense. At March 31, 2024, there was $41.9 million in traditional BOLI policies and $11.0 million in separate account BOLI policies associated with the deferred compensation plans.

In the “other” category of noninterest income there was a $0.3 million decrease in the first quarter of 2024 as compared to the first quarter of 2023. The quarterly comparison was negatively impacted by a decrease in life insurance proceeds and a decrease in OREO rental income, as all OREO properties were sold.

Noninterest Expense:

Total noninterest expense increased $1.5 million, or 7%, compared to the first quarter of 2023. The primary driver of higher expense in the first quarter of 2024 is deferred directors’ fees as part of the Company’s deferred compensation plan. The higher deferred compensation expense was offset by higher bank-owned life insurance income.

Salaries and Benefits were $0.4 million, or 3%, higher in the first quarter of 2024 as compared to the first quarter of 2023. The reason for this increase is primarily due to several factors, including merit increases for employees due to annual performance evaluations during the first quarter of 2024, higher payroll taxes in the first quarter. There were 487 full-time equivalent employees at March 31, 2024, as compared to 500 at March 31, 2023.

Occupancy expense was up $0.7 million for the first quarter of 2024 as compared to the same quarter last year. The reason for the increase is mostly due to increased rent expense from the sale/leaseback transaction in December 2023.

Other noninterest expense increased $0.5 million, or 6%, in the first quarter of 2024 as compared to the first quarter of 2023. The primary reason for the negative variance was increased directors deferred compensation expense which is linked to the fluctuation in BOLI income and increased FDIC assessment costs, although lower foreclosed asset operating costs and lower advertising expenses in mitigated some of this negative variance.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 26.3% of pre-tax income in the first quarter of 2024 relative to 23.6% in the first quarter of 2023. The change in the effective tax rate for the quarter ended March 31, 2024, as compared to the same quarter in 2023 was due to tax credits and tax-exempt income representing a smaller percentage of total taxable income.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $1.1 billion, or 30% of total assets at March 31, 2024, and $1.3 billion, or 36% of total assets at December 31, 2023. The increase was due to the sale of bonds from the strategic securities transaction. The bonds sold had an average book yield of 2.61% and were used to paydown borrowed funds at an average rate of 5.52%.

The Company carries “available for sale” investments at their fair market values and “held to maturity” investments at amortized cost net of allowance for credit losses. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable. The expected effective duration was 0.6 years for available-for-sale investments and 6.0 years for held-to-maturity investments at March 31, 2024, as compared to 1.6 years for available-for-sale investments and 6.7 years for held-to-maturity investments at December 31, 2023.

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2024		December 31, 2023
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$65,437	6.18%	$102,749	7.67%
Mortgage-backed securities	13,448	1.27%	99,544	7.43%
State and political subdivisions	44,675	4.22%	194,206	14.50%
Corporate bonds	54,659	5.17%	52,040	3.89%
Collateralized loan obligations	563,570	53.26%	570,662	42.61%
Total available for sale	741,789	70.10%	1,019,201	76.10%
Held to maturity
U.S. government agencies	5,033	0.48%	5,522	0.41%
Mortgage-backed securities	139,225	13.16%	142,295	10.62%
State and political subdivisions	172,148	16.26%	172,240	12.86%
Total held to maturity	316,406	29.90%	320,057	23.90%
Total securities	$1,058,195	100.00%	$1,339,258	100.00%

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the Federal Home Loan Bank and the Federal Reserve Bank, customer repurchase agreements, and other purposes as required or permitted by law totaled $492.5 million at March 31, 2024, and $543.9 million at December 31, 2023, leaving $555.8 million in unpledged debt securities at March 31, 2024, and $793.0 million at December 31, 2023. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $316.9 million at March 31, 2024, and $383.0 million at December 31, 2023.

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both March 31, 2024 and December 31, 2023 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of March 31, 2024 and December 31, 2023, was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	US Government Agencies are supported by the full faith and creditworthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either March 31, 2024, or December 31, 2023.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either March 31, 2024, or December 31, 2023.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both March 31, 2024, or December 31, 2023 noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. On a quarterly basis management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both March 31, 2024 or December 31, 2023 management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly, these metrics include credit quality, reserve adequacy, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of March 31, 2024 or December 31, 2023 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both March 31, 2024 or December 31, 2023 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads due to changes in supply or demand, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

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

Loan Distribution

(dollars in thousands, unaudited)

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Real estate:
Residential real estate	$407,615	18.90%	$413,262	19.77%
Commercial real estate	1,324,765	61.41%	1,325,494	63.41%
Other construction/land	6,139	0.28%	6,268	0.30%
Farmland	66,347	3.08%	67,510	3.23%
Total real estate	1,804,866	83.67%	1,812,534	86.71%
Other commercial	144,874	6.72%	157,760	7.54%
Mortgage warehouse lines	203,561	9.43%	116,000	5.55%
Consumer loans	3,777	0.18%	4,090	0.20%
Total loans	$2,157,078	100.00%	$2,090,384	100.00%

Gross loans at $2.2 billion, increased $66.8 million or 3% during the first three months of 2024. There was an $87.6 million increase in mortgage warehouse line utilization, offset by unfavorable loan variances in all other loan categories, the largest of which were a $12.8 million decrease in other commercial loans and $5.6 million decrease in residential real estate.

As indicated in the loan rollforward below, new credit extended for the first quarter of 2024 decreased $17.6 million over the same period in 2023 but increased $8.3 million for the linked quarter comparisons. For the first three months ended 2024 we had $30.8 million in loan paydowns and maturities, along with a $24.9 million decrease in line of credit utilization, counterbalanced by an $87.6 million increase in mortgage warehouse utilization.

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:
	March 31, 2024	December 31, 2023	March 31, 2023
Gross loans beginning balance	$2,090,075	$2,100,810	$2,052,940
New credit extended	34,966	26,704	52,609
Changes in line of credit utilization	(24,928)	4,377	(25,790)
Change in mortgage warehouse	87,561	8,415	3,033
Pay-downs, maturities, charge-offs and amortization	(30,810)	(50,231)	(48,824)
Gross loans ending balance	$2,156,864	$2,090,075	$2,033,968

Over the past several years, the Company has strategically focused on reducing concentrations in commercial real estate, especially amongst areas management deemed to be higher risk such as construction, office real estate, and hospitality. At March 31, 2024, the total regulatory CRE concentration ratio of total CRE over Tier 1 Capital plus allowance was 248%. Further, the overall level of construction and land development lending had declined to 1% of regulatory capital plus allowance for credit losses at March 31, 2024. At March 31, 2024, our non-owner occupied commercial real estate includes $304 million of retail; $155 million of warehouse/industrial, $186 million of office; and $182 million of hospitality. Approximately 5% of the office real estate matures in less than two years.

Line utilization, unused commitments, excluding mortgage warehouse and overdraft lines, were $234.4 million at March 31, 2024, compared to $203.6 million at December 31, 2023. Total utilization excluding mortgage warehouse and overdraft lines was 58% at March 31, 2024, compared to 53% at December 31, 2023. Mortgage warehouse utilization was 50% at March 31, 2024, compared to 36% at December 31, 2023. The increase in mortgage warehouse utilization during the first quarter of 2024 was due to new customers in the mortgage warehouse product that ramped up their utilization.

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

Nonperforming assets

(dollars in thousands, unaudited)

	March 31, 2024	December 31, 2023	March 31, 2023
Nonperforming Loans:
Real estate:
Residential real estate	$96	$414	$578
Commercial real estate	7,437	7,457	—
Other construction/land	—	—	—
Farmland	6,503	—	77
Total Real Estate nonperforming loans	14,036	7,871	655
Other commercial	152	114	281
Consumer loans	—	—	2
Total Nonperforming Loans	14,188	7,985	938

Foreclosed assets	—	—	—
Total Nonperforming Assets	$14,188	$7,985	$938
Nonperforming loans as a % of total gross loans	0.66%	0.38%	0.05%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.66%	0.38%	0.05%

Total nonperforming assets, comprised of non-accrual loans and foreclosed assets, increased by $6.2 million, or 78%, during the first quarter of 2024. The increase resulted from an increase in non-accrual loans, primarily as a result of one dairy industry real estate secured loan. This loan was written down by $0.4 million and no further allowance for credit losses was deemed necessary on this loan. The Company's ratio of nonperforming assets to loans plus foreclosed assets increased to 0.66% at March 31, 2024, from 0.38% at December 31, 2023, due primarily to the one dairy loan previously mentioned. All of the Company's nonperforming assets are individually evaluated for credit loss quarterly and management believes the established allowance for credit loss on such loans is appropriate.

There were no foreclosed assets at March 31, 2024, and December 31, 2023, however, when the Company does own foreclosed assets, they are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $0.8 million in loans past due 30-89 days at March 31, 2024. This is a decrease of $1.3 million over the balance at December 31, 2023. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

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

The Company's allowance for credit losses on loans was $23.1 million at March 31, 2024, and $23.5 million at December 31, 2023. The allowance was 1.07% of total loans at March 31, 2024, and 1.12% of total loans at December 31, 2023. Management's detailed analysis indicates that the Company's allowance for credit losses on loan should be sufficient to cover credit losses for the life of the loans outstanding as of March 31, 2024, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the credit loss allowance for loans. A separate allowance of $0.8 million for potential credit losses inherent in unused commitments is included in other liabilities at March 31, 2024, down $0.1 million from December 31, 2023.

The following table summarizes activity in the credit allowance for losses on loans for the noted periods:

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the year ended
	March 31,	March 31,	December 31,
Balances:	2024	2023	2023
Average gross loans outstanding during period (1)	$2,090,528	$2,033,750	$2,006,283
Gross Loans outstanding at end of period	$2,156,864	$2,033,968	$2,090,075

Allowance for credit losses on loans:
Balance at beginning of period	$23,500	$23,060	$23,060
Provision charged to expense	97	250	4,058
Charge-offs
Real estate
Residential real estate	—	—	30
Commercial real estate	20	—	2,266
Farmland	410	1,248	1,248
Total real estate	430	1,248	3,544
Other commercial	287	337	1,349
Consumer loans	411	395	1,728
Total	$1,128	$1,980	$6,621
Recoveries
Real estate
Residential real estate	$—	$205	$206
Commercial real estate	—	—	274
Farmland	—	257	—
Total real estate	—	462	480
Other commercial	441	1,048	1,538
Consumer loans	230	250	985
Total	$671	$1,760	$3,003
Net loan charge offs	$457	$220	$3,618
Balance at end of period	$23,140	$23,090	$23,500

RATIOS
Net charge-offs to average Loans (annualized)	0.09%	0.04%	0.18%
Allowance for credit losses on Loans to gross Loans at end of period	1.07%	1.14%	1.12%
Net loan charge-offs to allowance for credit losses on Loans at end of period	1.97%	0.95%	15.40%
Net loan charge-offs to provision for credit losses on Loans	471.13%	88.00%	89.16%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s allowance for credit losses on loans at March 31, 2024 represents Management’s best estimate of expected losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $440.9 million at March 31, 2024, and $408.1 million at December 31, 2023, representing approximately 21% of gross loans outstanding at March 31, 2024, and 20% at December 31, 2023. Included in unused commitments are mortgage warehouse lines which are mostly in the form of repurchase lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $206.4 million at March 31, 2024, and $204.5 million at December 31, 2023, while utilization was 50% and 36% respectively.

The increase in utilization during the first quarter of 2024 was due to new customers in the mortgage warehouse product that ramped up their utilization. Unused commitments exclusive of mortgage warehouse lines and overdraft lines of credit, have increased $30.9 million or 15% for the first three months of 2024 and are due to an increase in new lines of credit. The Company also had undrawn letters of credit issued to customers totaling $4.8 million at March 31, 2024, and $5.0 million at December 31, 2023. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain local agency deposits which totaled $72.4 million at March 31, 2024. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into investments or loans, subject to the bank’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $70.9 million at March 31, 2024, relative to $73.7 million at December 31, 2023.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.8 million during the first three months of 2024, to $16.1 million. This decline was a result of the sale/leaseback of two bank-owned branch locations at a gain of $3.8 million.

Goodwill was $27.4 million at March 31, 2024, unchanged during the first three months of 2024. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. The annual goodwill impairment test was last performed on October 1, 2023, and it was determined that no impairment existed. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2024.

Bank-owned life insurance, with a balance of $53.0 million at March 31, 2024, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$968,997	34.04%	$1,020,772	36.98%
Interest-bearing demand deposits	126,402	4.44%	128,784	4.66%
NOW	406,388	14.27%	405,163	14.67%
Savings	378,057	13.28%	370,806	13.43%
Money market	134,533	4.73%	145,591	5.27%
Time	560,979	19.70%	555,107	20.10%
Brokered deposits	271,648	9.54%	135,000	4.89%
Total deposits	$2,847,004	100.00%	$2,761,223	100.00%

Deposit balances grew by $85.8 million, or 3%, during the first three months of 2024 to $2.9 billion at March 31, 2024. Core non-maturity deposits decreased $56.7 million, or 3%, for the first three months of 2024, while customer time deposits increased by $5.9 million, or 1% due mostly to an increase in variable rate CD accounts by existing customers seeking higher interest rates on their deposits. Brokered deposits increased $136.6 million during the first three months of 2024, or 101%. This was a strategic decision to take advantage of preferential pricing over other forms of borrowed funds. Overall noninterest-bearing deposits as a percent of total deposits decreased to 34.0% at March 31, 2024, compared to 37.0% at December 31, 2023.

Overall uninsured deposits are estimated to be approximately $784.4 million, or 28% of total deposit balances, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $150 million of combined pass-through FDIC insurance which would more than cover each of the Bank’s deposit customers if such customer desired to have such pass-through insurance. The Bank maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At March 31, 2024, the Company had approximately 121,000 accounts and the 25 largest deposit balance customers had balances of less than 13% of overall deposits.

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

Total non-deposit interest-bearing liabilities decreased by $265.7 million, during the first three months of 2024 primarily due to a decrease in overnight fed funds and short term FHLB borrowings. This was a result of a balance sheet restructure in which bonds with a book yield of 2.61% were sold to pay off higher cost borrowed funds at an average rate of 5.52%.

Customer repurchase agreements increased from $107.1 million at December 31, 2023, to $121.9 million at March 31, 2024. Customer repurchase agreements provide collateral for customers that sweep excess deposit balances each day into a separate repurchase agreement account where the Company effectively sells certain government bonds to customers daily and then repurchases the same bonds on the next business day. Although these accounts are not deposits and are not FDIC insured, they provide customers with larger account balances the ability to have their account secured with collateral.

Overnight and short-term borrowings decreased $280.0 million and were paid in full at March 31, 2024, from $280.0 million at December 31, 2023, as mentioned previously as a result of a balance sheet restructure.

Long-term debt at March 31, 2024, consisted of $49.2 million of subordinated debt. This remained relatively unchanged from December 31, 2023. Subordinated debentures related to $35.7 million of trust preferred securities at both March 31, 2024, and December 31, 2023. Trust preferred securities are variable rate instruments benchmarked against the Secured Overnight Financing Rate (SOFR).

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $73.6 million at March 31, 2024, as compared to $77.4 million at December 31, 2023, a decrease of $3.8 million or 5%. The decrease was primarily driven by Insured Cash Sweep (“ICS”) transactions that settled as of March 31, 2024, that were in process at December 31, 2023.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

The Company continues to have substantial liquidity though unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio was 76% at both March 31, 2024, and December 31, 2023.

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

At March 31, 2024, and December 31, 2023, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	March 31, 2024	December 31, 2023
Cash and cash equivalents	$119,244	$78,602
Unpledged investment securities	555,766	792,965
Excess pledged securities	316,889	382,965
FHLB borrowing availability	676,829	586,726
Unsecured lines of credit	504,785	374,785
Funds available through fed discount window	376,216	392,034
Totals	$2,549,729	$2,608,077

Available funding sources detailed above of $2.6 billion represented 90% of total deposits and 325% of estimated uninsured and/or uncollateralized deposits as of March 31, 2024. The Company did not participate in the Federal Reserve Bank Term Funding Program in 2023. Unpledged investment securities include $303.6 million of CLOs. As CLOs have a rate that resets every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower rate fixed term securities such as US government bonds or municipal bonds.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at March 31, 2024, and December 31, 2023. Other sources of liquidity include the brokered deposit market, deposit listing services, Intrafi, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio and gross loans to deposits were 24.09% and 75.8%, respectively, at March 31, 2024, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at March 31, 2024, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of March 31, 2024, the holding company maintained a cash balance of $24.6 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC.

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

To identify areas of potential exposure to interest rate changes, we utilize commercially available modeling software to perform monthly earnings simulations and calculate the Company’s market value of portfolio equity under varying interest rate scenarios. The model imports relevant information for the Company’s financial instruments and incorporates Management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Assumptions regarding deposit betas in the up cycles can range from 25 to 100% and from 0 to 50% in the down cycles depending on the deposit type. Deposit decay rate assumptions range from 5 to 10% and are based on historical averages. Prepayment speeds are based on three-year historical averages. Various rate scenarios consisting of key rate and yield curve projections are then applied in order to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

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

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	March 31, 2024		March 31, 2023
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	8.3%	$10,117	(5.5)%	$(6,530)
+300	6.3%	$7,715	(3.8)%	$(4,554)
+200	4.3%	$5,305	(2.1)%	$(2,562)
+100	2.3%	$2,842	(0.6)%	$(764)
Base
-100	(5.5)%	$(6,777)	(2.6)%	$(3,150)
-200	(10.9)%	$(13,302)	(6.3)%	$(7,478)
-300	(16.1)%	$(19,711)	(7.1)%	(8,450)
-400	(20.2)%	$(24,717)	(9.4)%	(11,223)

For the period ending March 31, 2024, management believes that the Company was asset sensitive, with net income increasing in a rising rate scenario and decreasing in declining rate scenarios.

The shift from being liability sensitive at March 31, 2023 to asset sensitive at March 31, 2024, is due mostly to the decrease in the level of overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings, a decrease in fixed rate bonds (which were sold to payoff higher cost borrowings that reprice daily), combined with an increase in mortgage warehouse line utilization which is very short-term.

The change in net interest income is similar for the up 100, 200, 300, and 400 basis point scenarios.  If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to increase by $2.8 million, or 2.3%, relative to a stable interest rate scenario, with the favorable variance increasing as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates, net interest income would drop $6.8 million or a negative variance of 5.5%. The change in net interest income in the down 200 basis point scenario is a decrease of $13.3 million or 10.9%. As a significant portion of the Company’s deposits remain in noninterest-bearing accounts or low-cost deposit accounts, in a down rate scenario, these rates would not change or only change slightly. However, floating rate earning assets (loans and deposits) would reprice downward more than the decline in floating rate liabilities. All interest rate downward shock scenarios are outside of internal policy guidelines, and all upward rate shock scenarios are within internal policy guidelines. Although interest rate downward shock scenarios are outside of internal policy guidelines, the starting point has also increased as a result of the aforementioned balance sheet restructuring.   Management is currently looking at various balance sheet management strategies to bring our net interest income at risk to a more neutral position which would lower asset sensitivity overall and would lower the negative impact of down rate shocks.

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

CAPITAL RESOURCES

The Company had total shareholders’ equity of $345.1 million at March 31, 2024, comprised of $109.3 million in common stock, $4.8 million in additional paid-in capital, $262.9 million in retained earnings, and accumulated other comprehensive loss of $31.9 million. At the end of 2023, total shareholders’ equity was $338.1 million. The increase in equity during the first quarter of 2024 is due to net income of $9.3 million, offset by a $3.4 million dividend paid to shareholders, $3.3 million in share repurchases and a $4.1 million favorable swing in other comprehensive income/loss due principally to changes in investment securities’ fair value. The remaining difference is related to equity compensation recognized during the quarter.

The Company approved a new share repurchase program in October 2023 that authorized 1,000,000 shares of common stock for repurchase beginning at the end of the expiration of the share repurchase program on October 31, 2023, and expiring on October 31, 2024. Under the 2023 Share Repurchase Program, there were 178,937 shares repurchased in the first three months of 2024 under a Rule 10b5-1 Plan.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	March 31,	December 31,	to be	Community Bank
	2024	2023	Well Capitalized (1)	Leverage Ratio (2)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	11.57%	11.29%	9.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	10.97%	10.32%	9.00%	N/A
(1)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(2)	If the subsidiary bank’s leverage ratio exceeds the minimum ratio under the community bank leverage ratio framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s leverage ratio falls below the minimum under the community bank leverage ratio framework.
(3)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period.

The federal banking agencies provide a simplified measure of capital adequacy for qualifying community banking organizations by allowing such banking organizations to opt into the community bank leverage ratio framework. The Company’s subsidiary has opted into the community bank leverage ratio framework. This means that if the Company’s subsidiary maintains a leverage ratio greater than 9 percent, it will be considered to have met the minimum capital requirements, the capital ratio requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject. A qualifying community banking organization with a leverage ratio of greater than 9 percent may opt into the community bank leverage ratio framework if has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of 5 percent or less of total consolidated assets. Further, the bank must not be an advance approaches banking organization.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first three months of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2023.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   Stock Repurchases

In October 2023, the Board approved the 2023 Share Repurchase Plan by authorizing 1,000,000 shares of common stock for repurchase and expires on October 31, 2024.

Stock Repurchases
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1, 2024 - January 31, 2024	—	—	—	1,000,000
February 1, 2024 - February 29, 2024	59,227	18.83	59,227	940,773
March 1, 2024 - March 31, 2024	119,710	18.59	119,710	821,063
Total	178,937	$18.67	178,937

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
10.1	Salary Continuation Agreement for James C. Holly (5)*
10.2	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Indenture dated as of March 17, 2004, between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.6	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.7	Indenture dated as of June 15, 2006, between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.8	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.9	2007 Stock Incentive Plan (9)
10.10	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.11	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.14	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.15	Indenture dated as of September 20, 2007, between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
10.16	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.17	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.18	2017 Stock Incentive Plan (13)*
10.19	Employment agreements dated as of December 27, 2018, for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.21	Employment agreement dated as of November 15, 2019, for Christopher Treece, Chief Financial Officer (15)*
10.22	Employment agreement dated as of January 17, 2020, for Jennifer Johnson, Chief Administrative Officer (16)*
10.23	Employment agreement dated as of December 14, 2020, for Hugh Boyle, Chief Credit Officer (17)*
10.24	Form Indemnification Agreement dated as of January 28, 2021, for Directors and Executive Officers (18)*
10.25	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (19)*
10.26	Split Dollar Agreement for Albert Berra (20)*
10.27	10b5-1 Plan for Susan Abundis (22)
10.28	2023 Equity Based Compensation Plan (21) *
10.29	Employment agreement dated as of August 25, 2023, for Natalia Coen, Chief Risk Officer (23)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on May 25, 2022, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021, and incorporated herein by reference.
(5)	Filed as Exhibit 10.7 to the Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference.
(6)	Filed as Exhibits 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006, and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004, and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007, and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017, and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018, and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019, and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on January 21, 2020, and incorporated by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020, and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021, and incorporated herein by reference.
(19)	Filed as Exhibit 10.25 to the form 10-Q filed with the SEC on November 3, 2022, and incorporated herein by reference.
(20)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023, and incorporated herein by reference.
(21)	Filed as Exhibit 4.1 to the form S-8 filed with the SEC on June 15, 2023, and incorporated herein by reference.
(22)	Filed as Exhibit 10.27 to the form 10-Q filed with the SEC on August 3, 2023, and incorporated herein by reference.
(23)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023, and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 6, 2024	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 6, 2024	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

May 6, 2024	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer