Form 10-Q
period 2024-06-30
SIERRA BANCORP
filed 2024-08-05
CIK 1130144

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 1, 2024, the registrant had 14,456,695 shares of common stock outstanding, including 262,163 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2024	December 31, 2023
ASSETS	(unaudited)	(audited)
Cash and due from banks	$96,048	$73,721
Interest-bearing deposits in banks	87,942	4,881
Total cash & cash equivalents	183,990	78,602
Investment securities
Available-for-sale, net of allowance for credit losses of $0 and $0	716,787	1,019,201
Held-to-maturity, net of allowance for credit losses of $16 at both periods	312,879	320,057
Total investment securities	1,029,666	1,339,258
Loans:
Gross loans	2,234,528	2,090,075
Deferred loan costs, net	288	309
Allowance for credit losses on loans	(21,640)	(23,500)
Net loans	2,213,176	2,066,884
Premises and equipment, net	16,007	16,907
Goodwill	27,357	27,357
Other intangible assets, net	961	1,399
Bank-owned life insurance	53,431	51,572
Other assets	156,614	147,820
Total assets	$3,681,202	$3,729,799

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$986,927	$1,020,772
Interest-bearing	1,955,483	1,740,451
Total deposits	2,942,410	2,761,223
Repurchase agreements	148,003	107,121
Other borrowings	80,000	360,500
Long-term debt	49,348	49,304
Subordinated debentures	35,749	35,660
Allowance for credit losses on unfunded loan commitments	520	510
Other liabilities	75,152	77,384
Total liabilities	3,331,182	3,391,702

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 14,466,873 and 15,170,372 shares issued and outstanding at June 30, 2024 unaudited, and December 31, 2023, respectively	107,929	110,446
Additional paid-in capital	5,336	4,581
Retained earnings	267,478	259,050
Accumulated other comprehensive loss, net	(30,723)	(35,980)
Total shareholders' equity	350,020	338,097
Total liabilities and shareholders' equity	$3,681,202	$3,729,799

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, and 2023

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$28,518	$24,270	$53,945	$46,821
Taxable securities	12,787	13,488	26,090	25,472
Tax-exempt securities	1,592	2,741	3,581	5,555
Federal funds sold and other	598	376	839	446
Total interest income	43,495	40,875	84,455	78,294
Interest expense
Deposits	11,032	7,943	20,676	13,943
Federal funds purchased and repurchase agreements	68	959	354	2,518
Federal Home Loan Bank advances	1,040	2,536	2,167	3,169
Long-term debt	430	429	861	857
Subordinated debentures	755	691	1,510	1,358
Total interest expense	13,325	12,558	25,568	21,845
Net interest income	30,170	28,317	58,887	56,449
Credit loss expense - loans	921	77	1,018	327
Credit loss (benefit) expense - unfunded commitments	(20)	(100)	10	(137)
Credit loss benefit - debt securities held-to-maturity	—	(47)	—	—
Net interest income after provision for credit losses	29,269	28,387	57,859	56,259
Noninterest income
Service charges and fees on deposit accounts	6,184	5,691	11,909	11,071
Net gain (loss) on sale of securities available-for-sale	—	351	(2,883)	396
Net gain on sale of fixed assets	—	—	3,799
Increase in cash surrender value of life insurance	523	658	1,738	830
Other income	923	1,313	1,656	2,296
Total noninterest income	7,630	8,013	16,219	14,593
Noninterest expense
Salaries and employee benefits	12,029	12,129	25,226	24,944
Occupancy and equipment costs	3,152	2,438	6,177	4,769
Other	7,511	8,401	15,815	16,247
Total noninterest expense	22,692	22,968	47,218	45,960
Income before taxes	14,207	13,432	26,860	24,892
Provision for income taxes	3,944	3,513	7,267	6,222
Net income	$10,263	$9,919	$19,593	$18,670

PER SHARE DATA
Book value	$24.19	$20.90	$24.19	$20.90
Cash dividends	$0.23	$0.23	$0.46	$0.46
Earnings per share basic	$0.72	$0.67	$1.36	$1.26
Earnings per share diluted	$0.71	$0.67	$1.35	$1.26
Average shares outstanding, basic	14,300,267	14,735,568	14,404,368	14,853,052
Average shares outstanding, diluted	14,381,426	14,754,764	14,467,477	14,875,508

Total shareholders' equity (in thousands)	$350,020	$309,592	$350,020	$309,592
Shares outstanding	14,466,873	14,811,736	14,466,873	14,811,736
Dividends paid (in thousands)	$3,352	$3,459	$6,748	$6,954

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, and 2023

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$10,263	$9,919	$19,593	$18,670
Other comprehensive gain (loss), before tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	1,703	(268)	4,580	488
Less: reclassification adjustment for (gains) losses included in net income (1)	—	(351)	2,883	(396)
Other comprehensive gain (loss), before tax	1,703	(619)	7,463	92
Income tax (expense) benefit related to items of other comprehensive gain	(504)	183	(2,206)	(27)
Other comprehensive gain (loss), net of tax:	1,199	(436)	5,257	65
Comprehensive income	$11,462	$9,483	$24,850	$18,735
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expenses associated with the reclassification adjustment for the three months ended June 30, 2024, and 2023, was $0 and $0.01 million, respectively. Income tax (benefits) expenses associated with the reclassification adjustment for the six months ended June 30, 2024 and 2023 were $(0.9) million and $0.1 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2024, and 2023

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, March 31, 2023	15,050,740	$111,801	$4,561	$246,723	$(56,075)	$307,010
Net income	—	—	—	9,919	—	9,919
Other comprehensive loss, net of tax	—	—	—	—	(436)	(436)
Restricted stock forfeited / cancelled	(3,856)	—	—	—	—	—
Restricted stock vested in period	—	80	(80)	—	—	—
Stock-based compensation - stock options	—	—	17	—	—	17
Stock-based compensation - restricted stock	—	—	389	—	—	389
Stock repurchased	(235,148)	(1,746)	—	(2,064)	—	(3,810)
Excise tax on stock repurchased	—	(38)	—	—	—	(38)
Cash dividends - $0.23 per share	—	—	—	(3,459)	—	(3,459)
Balance, June 30, 2023	14,811,736	$110,097	$4,887	$251,119	$(56,511)	$309,592

Balance, March 31, 2024	14,645,298	$109,295	$4,815	$262,906	$(31,922)	$345,094
Net income	—	—	—	10,263	—	10,263
Other comprehensive gain, net of tax	—	—	—	—	1,199	1,199
Restricted stock forfeited / cancelled	(257)	—	—	—	—	—
Stock-based compensation - stock options	—	—	11	—	—	11
Stock-based compensation - restricted stock	—	—	510	—	—	510
Stock repurchased	(178,168)	(1,329)	—	(2,339)	—	(3,668)
Excise tax on stock repurchased	—	(37)	—	—	—	(37)
Cash dividends - $0.23 per share	—	—	—	(3,352)	—	(3,352)
Balance, June 30, 2024	14,466,873	$107,929	$5,336	$267,478	$(30,723)	$350,020

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2022	15,170,372	$112,928	$4,148	$243,082	$(56,576)	$303,582
Net income	—	—	—	18,670	—	18,670
Other comprehensive gain, net of tax	—	—	—	—	65	65
Restricted stock granted	29,064	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(1,764)	(13)	—	(23)	—	(36)
Restricted stock forfeited / cancelled	(4,370)	—	—	—	—	—
Restricted stock vested in period	—	80	(80)	—	—	—
Stock-based compensation - stock options	—	—	37	—	—	37
Stock-based compensation - restricted stock	—	—	782	—	—	782
Stock repurchased	(381,566)	(2,834)	—	(3,656)	—	(6,490)
Excise tax on stock repurchased	—	(64)	—	—	—	(64)
Cash dividends - $0.46 per share	—	—	—	(6,954)	—	(6,954)
Balance, June 30, 2023	14,811,736	$110,097	$4,887	$251,119	$(56,511)	$309,592

Balance, December 31, 2023	14,793,832	$110,446	$4,581	$259,050	$(35,980)	$338,097
Net income	—	—	—	19,593	—	19,593
Other comprehensive gain, net of tax	—	—	—	—	5,257	5,257
Restricted stock granted	36,114	—	—	—	—	—
Restricted shares withheld for taxes	(5,062)	(38)	—	(64)	—	(102)
Restricted stock forfeited / cancelled	(906)	—	—	—	—	—
Restricted stock vested in period	—	253	(253)	—	—	—
Stock-based compensation - stock options	—	—	25	—	—	25
Stock-based compensation - restricted stock	—	—	983	—	—	983
Stock repurchased	(357,105)	(2,663)	—	(4,353)	—	(7,016)
Excise tax on stock repurchased	—	(69)	—	—	—	(69)
Cash dividends - $0.46 per share	—	—	—	(6,748)	—	(6,748)
Balance, June 30, 2024	14,466,873	$107,929	$5,336	$267,478	$(30,723)	$350,020

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024, AND 2023

(dollars in thousands, unaudited)

	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$19,593	$18,670
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sales of securities	2,883	(396)
Realized gain on securities transaction	(66)	—
Gain on disposal of fixed assets	(3,799)	(14)
Stock-based compensation expense	1,008	819
Provision for credit losses on loans	1,018	327
Benefit for credit losses on held-to-maturity securities	—	(47)
Depreciation and amortization	1,057	1,206
Net amortization on securities premiums and discounts	614	1,484
Net accretion of premiums/discounts for loans acquired	(158)	(160)
Increase in cash surrender value of life insurance policies	(1,738)	(830)
Amortization of core deposit intangible	438	438
Increase in interest receivable and other assets	(11,614)	(301)
(Decrease) increase in other liabilities	(2,291)	4,315
Deferred income tax benefit	(289)	(231)
Decrease in value of restricted bank equity securities	293	291
Amortization of debt issuance costs	44	45
Net amortization of partnership investment	608	244
Net cash provided by operating activities	7,601	25,860
Cash flows from investing activities:
Maturities and calls of securities available for sale	35,713	63,481
Proceeds from sales of securities available for sale	233,187	25,676
Purchases of securities available for sale	(29,126)	(197,153)
Principal pay downs on securities available for sale	73,852	22,836
Net purchases of FHLB stock	—	(1,929)
Loan originations and payments, net	(149,884)	(41,864)
Purchases of premises and equipment	(787)	(722)
Proceeds from sale of premises and equipment	4,518	25
Proceeds from sales of foreclosed assets	2,732	—
Purchase of bank-owned life insurance	(175)	(71)
Proceeds from BOLI death benefit	54	345
Net cash provided by (used in) investing activities	170,084	(129,376)
Cash flows from financing activities:
Increase in deposits	181,187	72,595
(Decrease) increase in Fed funds purchased	(130,000)	40,000
Decrease in short-term Federal Home Loan Bank advances	(150,500)	(13,800)
Proceeds from long-term Federal Home Loan Bank advances and other debt	—	80,000
Increase (decrease) in customer repurchase agreements	40,882	(35,447)
Cash dividends paid	(6,748)	(6,954)
Repurchases of common stock	(7,118)	(6,526)
Net cash (used in) provided by financing activities	(72,297)	129,868

Increase in cash and cash equivalents	105,388	26,352
Cash and cash equivalents
Beginning of period	78,602	77,131
End of period	$183,990	$103,483
Supplemental disclosure of cash flow information:
Interest paid	$23,140	$19,536
Income taxes paid	$6,721	$5,155
Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	$2,732	$15,406

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”) and has been the Company’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of June 30, 2024, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch and maintains ATMs at all but one of our branch locations as well as at seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, commercial real estate, and mortgage warehouse lending. To support organic growth in the agricultural and commercial lending sectors the Bank opened a loan production office in Templeton, CA in April 2022. In addition, the Bank maintains an administrative office in Roseville, CA.  Company had total assets of $3.7 billion at June 30, 2024, and for a number of years we have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Company’s deposit accounts, which totaled $2.9 billion at June 30, 2024, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through August 5, 2024 and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2023 have been reclassified to be consistent with the reporting for 2024, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”).

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

Note 4 – Share Based Compensation

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 201,800 shares granted under the 2017 Plan and options to purchase 130,649 shares that were granted under the 2007 Plan were still outstanding as of June 30, 2024, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which awards may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was 360,000 shares, and the number remaining available for grant as of June 30, 2024, was 260,170. The potential dilutive impact of unexercised stock options is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in our income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilized a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.5 million was reflected in the Company’s income statement during the second quarter of 2024 and $0.4 million during the second quarter of 2023, as expense related to stock options and restricted stock awards. For the first half of 2024 and 2023, the charges totaled $1.0 million and $0.8 million, respectively.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 36,114 shares granted to employees of the Company during the first six months of 2024. As of June 30, 2024, there was $2.9 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 plan. That cost is expected to be amortized over a weighted average period of 2.1 years.

The Company’s restricted stock award activity for the six months ended June 30, 2024, and 2023 is summarized below (unaudited):

	Six months ended June 30,
	2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	238,179	$20.30	175,619	$21.42
Granted	36,114	19.10	29,064	21.50
Vested	(11,224)	22.57	(3,162)	25.30
Forfeited	(906)	24.26	(4,370)	22.64
Unvested shares, June 30,	262,163	$20.00	197,151	$21.34

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

The Company’s stock option activity during the six months ended June 30, 2024, and 2023 are summarized below (dollars in thousands, except per share data, unaudited):

	Six months ended June 30,
	2024				2023
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	343,449	$25.02		$447	352,249	$25.06		$348
Exercised	—	$—		$—	—	$—		$—
Forfeited/Expired	(11,000)	$27.43		$—	(4,000)	$27.49		$—
Outstanding at June 30,	332,449	$24.94	3.72	$433	348,249	$25.03	4.74	$23
Exercisable at June 30,	322,249	$24.87	3.65	$433	323,849	$24.87	4.60	$23
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on June 30, 2024. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 14,300,267 weighted average shares outstanding during the second quarter of 2024 and 14,735,568 during the second quarter of 2023, while there were 14,404,368 weighted average shares outstanding during the first six months of 2024 and 14,853,052 during the first six months of 2023.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the second quarter of 2024, calculations under the treasury stock method resulted in the equivalent of 81,159 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 260,924 shares were excluded from the calculation because they were underwater and thus anti-dilutive. For the second quarter of 2023 the equivalent of 19,196 shares were added in calculating diluted earnings per share, while 405,229 anti-dilutive shares were not factored into the computation. Likewise, for the first half of 2024 the equivalent of 63,109 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 265,107 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 22,456 shares and non-inclusion of 364,219 anti-dilutive options in calculating diluted earnings per share for first half of 2023.

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

	June 30, 2024	December 31, 2023
Commitments to extend credit	$548,956	$482,054
Standby letters of credit	$5,290	$5,040

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: mortgage warehouse lines, home equity lines of credit, commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit, unsecured personal lines of credit and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse lines which are in the form of repo lines and are unconditionally cancellable.  Unused commitments on mortgage warehouse lines were $232.4 million at June 30, 2024, and $204.5 million at December 31, 2023.

The allowance for credit losses, (ACL) on unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. The ACL on unfunded loan commitments is located in other liabilities while any related provision expense is recorded as a provision for credit losses.

At June 30, 2024, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Carrying amounts and estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	June 30, 2024
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$183,990	$183,990	$—	$—	$183,990
Investment securities available-for-sale	$716,787	$—	$661,182	$55,605	$716,787
Investment securities held-to-maturity	$312,879	$—	$300,673	$—	$300,673
Loans, net	$2,213,176	$—	$—	$2,065,171	$2,065,171

Financial liabilities:
Deposits	$2,942,410	$986,927	$1,952,419	$—	$2,939,346
Repurchase agreements	$148,003	$—	$120,758	$—	$120,758
Other borrowings	$80,000	$—	$77,782	$—	$77,782
Long-term debt	$49,348	$—	$45,080	$—	$45,080
Subordinated debentures	$35,749	$—	$35,457	$—	$35,457

	December 31, 2023
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$78,602	$78,602	$—	$—	$78,602
Investment securities available-for-sale	$1,019,201	$—	$967,161	$52,040	$1,019,201
Investment securities held-to-maturity	$320,057	$—	$314,924	$—	$314,924
Loans, net	$2,066,884	$—	$5,889	$1,918,654	$1,924,543

Financial liabilities:
Deposits	$2,761,223	$1,020,772	$1,738,566	$—	$2,759,338
Repurchase agreements	$107,121	$—	$74,814	$—	$74,814
Other borrowings	$360,500	$—	$357,900	$—	$357,900
Long-term debt	$49,304	$—	$44,097	$—	$44,097
Subordinated debentures	$35,660	$—	$35,423	$—	$35,423

For financial asset categories that were carried on our balance sheet at fair value as of June 30, 2024, and December 31, 2023, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2024, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$75,415	$—	$75,415	$—
Mortgage-backed securities	—	31,415	—	31,415	—
State and political subdivisions	—	41,887	—	41,887	—
Corporate bonds	—	—	55,605	55,605	—
Collateralized loan obligations	—	512,465	—	512,465	—
Total available-for-sale securities	$—	$661,182	$55,605	$716,787	$—

	Fair Value Measurements at December 31, 2023, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$102,749	$—	$102,749	$—
Mortgage-backed securities	—	99,544	—	99,544	—
State and political subdivisions	—	194,206	—	194,206	—
Corporate bonds	—	—	52,040	52,040	—
Collateralized loan obligations	—	570,662	—	570,662	—
Total available-for-sale securities	$—	$967,161	$52,040	$1,019,201	$—

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Corporate Bonds
	2024	2023
Balance of recurring Level 3 assets at January 1,	$52,040	$57,435
Total gains or (losses) for the period:
Included in other comprehensive income	3,565	(5,147)
Balance of recurring Level 3 assets at June 30,	$55,605	$52,288

There were no assets reported at fair value on a nonrecurring basis at June 30, 2024.

Assets reported at fair value on a nonrecurring basis at December 31, 2023 are summarized below (dollars in thousands, unaudited):

	Fair Value Measurements at December 31, 2023, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral-dependent loans
Real estate:
Residential real estate	$—	$—	$—	$—
Commercial real estate	—	5,889	—	5,889
Other construction/land	—	—	—	—
Farmland	—	—	—	—
Total real estate	—	5,889	—	5,889
Other commercial	—	—	—	—
Consumer loans	—	—	—	—
Total collateral-dependent loans	$—	$5,889	$—	$5,889
Foreclosed assets	$—	$—	$—	$—
Total assets measured on a nonrecurring basis	$—	$5,889	$—	$5,889

The table above includes collateral-dependent loan balances for which a specific reserve has been established or on which a write-down has been taken. Information on the Company’s total collateral-dependent loan balances and specific loss reserves associated with those balances is included in Note 10 below.

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

The amortized cost, estimated fair value, and allowance for credit losses of available-for-sale and held-to-maturity investment securities are as follows:

Amortized Cost and Estimated Fair Value

(dollars in thousands, unaudited)

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$75,577	$4	$(166)	$—	$75,415
Mortgage-backed securities	32,290	21	(896)	—	31,415
State and political subdivisions	48,987	40	(7,140)	—	41,887
Corporate bonds	65,332	—	(9,727)	—	55,605
Collateralized loan obligations	510,860	1,676	(71)	—	512,465
Total available-for-sale securities	$733,046	$1,741	$(18,000)	$—	$716,787

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$5,005	$—	$(467)	$4,538	$—
Mortgage-backed securities	135,815	—	(13,277)	122,538	—
State and political subdivisions	172,075	410	1,112	173,597	(16)
Total held-to-maturity securities	$312,895	$410	$(12,632)	$300,673	$(16)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$102,823	$23	$(97)	$—	$102,749
Mortgage-backed securities	100,745	21	(1,222)	—	99,544
State and political subdivisions	200,057	572	(6,423)	—	194,206
Corporate bonds	65,273	—	(13,233)	—	52,040
Collateralized loan obligations	573,027	1,113	(3,478)	—	570,662
Total available-for-sale securities	$1,041,925	$1,729	$(24,453)	$—	$1,019,201

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$5,522	$—	$(617)	$4,905	$—
Mortgage-backed securities	142,295	—	(10,441)	131,854	—
State and political subdivisions	172,256	5,909	—	178,165	(16)
Total held-to-maturity securities	$320,073	$5,909	$(11,058)	$314,924	$(16)

An unrealized loss of $27.4 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of June 30, 2024, and is included in accumulated other comprehensive income, net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income each increasing over time.

Because of the implicit and explicit guarantees of the Federal Government on the Agency and Mortgage-Backed securities there is no expectation of future losses on any of these securities. The Company’s municipal bonds moved to the held-to-maturity designation all have credit ratings considered investment grade or equivalent. A discounted-cash-flow reserve calculation was performed upon the transfer of these securities into the held-to-maturity designation and is updated on a quarterly basis.

The Company elected the practical expedient available under the current expected credit losses (“CECL”) accounting standard to exclude accrued interest receivable from the amortized cost basis of all categorizations of investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable is included in other assets on the Company’s balance sheet and as of June 30, 2024, measured at $9.4 million and $2.4 million for available-for-sale securities and held-to-maturity securities, respectively. Accrued interest receivable as of December 31, 2023, on these same classes of investment securities measured at $12.3 million and $2.4 million, respectively. During the first half of 2024 and 2023, no interest receivable on available-for-sale or held-to-maturity securities was reversed against interest income and the Company did not have any held-to-maturity debt securities past due.

As of June 30, 2024, an allowance for credit losses of $0.02 million had been established on the Company’s held-to-maturity portfolio, which is unchanged from the December 31, 2023, allowance for credit losses.

The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by nationally recognized statistical rating organizations (“NRSRO”) credit rating:

Held-To-Maturity by Credit Rating

(dollars in thousands, unaudited)

	Held-To-Maturity
	June 30, 2024	December 31, 2023
State and political subdivisions
AAA/Aaa	$57,772	$57,792
AA/Aa	112,826	112,978
A/A2	537	542
Not rated	940	944
Total	$172,075	$172,256

For available-for-sale debt securities in an unrealized loss position for which management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available-sale-debt securities in an unrealized loss position, which do not meet the previously outlined criteria, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.

The following table summarizes available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position, including the number of available-for-sale debt securities in an unrealized loss position, as of the dates indicated below.

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		June 30, 2024
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	17	$(47)	$32,611	$(119)	$34,801	$(166)	$67,412
Mortgage-backed securities	40	(81)	17,153	(815)	9,017	(896)	26,170
State and political subdivisions	52	(3)	1,512	(7,137)	35,104	(7,140)	36,616
Corporate bonds	51	—	—	(9,727)	55,604	(9,727)	55,604
Collateralized loan obligations	6	(27)	36,373	(44)	19,955	(71)	56,328
Total available-for-sale	166	$(158)	$87,649	$(17,842)	$154,481	$(18,000)	$242,130

		December 31, 2023
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	14	$(97)	$46,823	$—	$3,929	$(97)	$50,752
Mortgage-backed securities	321	—	20	(1,222)	94,505	(1,222)	94,525
State and political subdivisions	201	(33)	6,950	(6,390)	125,283	(6,423)	132,233
Corporate bonds	51	(118)	2,316	(13,115)	49,724	(13,233)	52,040
Collateralized loan obligations	47	—	—	(3,478)	393,258	(3,478)	393,258
Total available-for-sale	634	$(248)	$56,109	$(24,205)	$666,699	$(24,453)	$722,808

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Proceeds from sales, calls and maturities of securities available for sale	$2,000	$52,944	$266,900	$89,157
Gross gains on sales, calls and maturities of securities available for sale	—	351	—	396
Gross losses on sales, calls and maturities of securities available for sale	—	—	(2,883)	—
Net (loss) gain on sale of securities available for sale	$—	$351	$($2,883)	$396

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2024, and December 31, 2023 (dollars in thousands), are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

	June 30, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$200	$200	$145	$145
Maturing after one year through five years	24,033	23,784	2,361	2,314
Maturing after five years through ten years	110,772	101,085	19,331	17,837
Maturing after ten years	54,891	47,838	155,243	157,839
Securities not due at a single maturity date:
Mortgage-backed securities	32,290	31,415	135,815	122,538
Collateralized loan obligations	510,860	512,465	—	—
Total	$733,046	$716,787	$312,895	$300,673

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$583	$582	$145	$145
Maturing after one year through five years	40,187	39,916	2,413	2,384
Maturing after five years through ten years	156,541	143,516	19,895	18,350
Maturing after ten years	170,842	164,981	155,325	162,191
Securities not due at a single maturity date:
Mortgage-backed securities	100,745	99,544	142,295	131,854
Collateralized loan obligations	573,027	570,662	—	—
Total	$1,041,925	$1,019,201	$320,073	$314,924

At June 30, 2024, the Company’s investment portfolio included 226 municipal bonds issued by 191 different government municipalities and agencies located within 28 different states, with an aggregate fair value of $215.5 million. The largest exposure to any single municipality or agency was a combined $5.2 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 51 subordinated debentures issued by bank-holding companies totaling $55.6 million (fair value).

At December 31, 2023, the Company’s investment portfolio included 485 municipal bonds issued by 398 different government municipalities and agencies located within 36 states, with an aggregate fair value of $372.4 million. The largest exposure to any single municipality or agency was a combined $5.3 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the company owned 51 subordinated debentures issued by bank-holding companies totaling $52.0 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	June 30, 2024		December 31, 2023
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$83,400	$81,144	$146,215	$146,589
California	51,722	48,693	63,316	61,048
Other (20 & 26 states, respectively)	60,478	60,727	115,148	117,006
Total general obligation bonds	195,600	190,564	324,679	324,643

Revenue bonds
State of issuance
Texas	5,437	5,344	8,850	8,899
California	3,573	3,476	3,794	3,735
Other (20 & 15 states, respectively)	16,452	16,100	34,990	35,094
Total revenue bonds	25,462	24,920	47,634	47,728
Total obligations of states and political subdivisions	$221,062	$215,484	$372,313	$372,371

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	June 30, 2024		December 31, 2023
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$9,206	$8,856	$19,113	$19,158
Lease	3,929	4,180	6,323	6,380
Sewer	3,609	3,765	6,070	6,312
Sales tax revenue	1,689	1,617	4,349	4,010
Local or GTD housing	1,031	848	—	—
Other (9 and 10 sources, respectively)	5,998	5,654	11,779	11,868
Total revenue bonds	$25,462	$24,920	$47,634	$47,728

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

The Company currently has investments in seven different LIHTC fund limited partnerships made in 2014, 2015, two in 2022, one in 2023, and two in the second quarter of 2024, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act. We utilize the cost method of accounting for our LIHTC fund investments, under which we initially record on our balance sheet an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement reflects tax credits and any other tax benefits from these investments “below the line” within our income tax provision, while the initial book value of the investment is amortized on the proportional amortization method as a “below the line” expense, over the time period in which the tax credits and tax benefits are expected to be received.

As of June 30, 2024, our total LIHTC investment book balance was $23.4 million, which includes $19.4 million in remaining commitments for additional capital contributions. There were approximately $0.8 million in tax credits derived from our LIHTC investments that were recognized during the six months ended June 30, 2024, and “below the line” amortization expense of $1.0 million associated with those investments was recorded for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

The Company’s investments in qualified affordable housing projects, and small business investment companies meet the definition of a variable interest entity as the entities are structured such that the limited partner investors lack substantive voting rights. Pursuant to the FASB standard on the consolidation of variable interest entities, these investments are not reflected on a consolidated basis in the Company’s financial statements.

Note 10 – Loans and Allowance for Credit Losses

The ACL on the loan portfolio is a valuation allowance deducted from the recorded balance in loans. Under CECL the ACL represents principal which is not expected to be collected over the contractual life of the loans, adjusted for expected prepayment. The ACL is increased by a provision for credit losses charged to expense, and by principal recovered on charged-off balances. It is reduced by principal charge-offs. The amount of the allowance is based on management’s evaluation of the collectability of the loan portfolio, using information from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.  Adjustments are also made for changes in risk profile, credit concentrations, historical trends, and other economic conditions.

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans, and as a result did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on loans of $7.0 million and $5.6 million at June 30, 2024, and December 31, 2023, respectively is included in other assets on the Company’s balance sheet.

The following table presents loans by class as of June 30, 2024, and December 31, 2023. The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level.

Loan Distribution
(dollars in thousands, unaudited)
	June 30, 2024	December 31, 2023
Real estate:
Residential real estate	$396,819	$412,063
Commercial real estate	1,316,754	1,328,224
Other construction/land	5,971	6,256
Farmland	80,807	67,276
Total real estate	1,800,351	1,813,819
Other commercial	156,650	156,272
Mortgage warehouse lines	274,059	116,000
Consumer loans	3,468	3,984
Subtotal	2,234,528	2,090,075
Net deferred loan fees and costs	288	309
Loans, amortized cost basis	2,234,816	2,090,384
Allowance for credit losses	(21,640)	(23,500)
Net Loans	$2,213,176	$2,066,884

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

The following tables present the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of June 30, 2024, and December 31, 2023:

Nonaccrual Loans
(dollars in thousands, unaudited)
	June 30, 2024
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$67	$—	$67	$—
Farmland	6,370	—	6,370	—
Total real estate	6,437	—	6,437	—
Other commercial	36	—	36	—
Total	$6,473	$—	$6,473	$—

	December 31, 2023
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$414	$—	$414	$—
Commercial real estate	—	7,457	7,457	—
Total real estate	414	7,457	7,871	—
Other commercial	114	—	114	14
Total	$528	$7,457	$7,985	$14

The Company did not recognize any interest on nonaccrual loans during the three or six months ended June 30, 2024, and would have recognized an additional $0.3 million in interest income on nonaccrual loans during the second quarter and first half of 2024 had those loans not been designated as nonaccrual. Due to loans being placed on nonaccrual status, during the second quarter and first half 2024, $0.001 million and $0.1 million respectively, of interest receivable on loans was reversed against interest income.

The following table presents the amortized cost basis of collateral-dependent loans by class as of June 30, 2024, and December 31, 2023:

Collateral-Dependent Loans
(dollars in thousands, unaudited)
	June 30, 2024		December 31, 2023
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$67	$—	$414	$—
Commercial real estate	—	—	7,457	1,600
Farmland	6,370	—	—	—
Total real estate	6,437	—	7,871	1,600
Other commercial	—	—	114	—
Total Loans	$6,437	$—	$7,985	$1,600

During the first six months of 2024 the amortized cost balance of collateral-dependent loans decreased by $1.5 million due primarily to a single agriculture real estate secured loan, offset by the foreclosure and subsequent sale of an office real estate loan. The weighted average loan-to-value ratio of collateral-dependent loans was 89% at June 30, 2024.  There were no collateral-dependent loans in the process of foreclosure as of June 30, 2024.

The following tables presents the aging of the amortized cost basis in past due loans, according to class, as of June 30, 2024, and December 31, 2023:

Past Due Loans
(dollars in thousands, unaudited)
	June 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$58	$324	$—	$382	$397,582	$397,964
Commercial real estate	2,654	—	—	2,654	1,311,474	1,314,128
Other construction/land	—	—	—	—	5,990	5,990
Farmland	—	—	6,370	6,370	74,622	80,992
Total real estate	2,712	324	6,370	9,406	1,789,668	1,799,074
Other commercial	134	—	36	170	157,953	158,123
Mortgage warehouse lines	—	—	—	—	274,058	274,058
Consumer loans	2	—	—	2	3,559	3,561
Total Loans	$2,848	$324	$6,406	$9,578	$2,225,238	$2,234,816

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$1,768	$—	$—	$1,768	$411,494	$413,262
Commercial real estate	—	—	—	—	1,325,494	1,325,494
Other construction/land	—	—	—	—	6,268	6,268
Farmland	—	—	—	—	67,510	67,510
Total real estate	1,768	—	—	1,768	1,810,766	1,812,534
Other commercial	158	171	14	343	157,417	157,760
Mortgage warehouse lines	—	—	—	—	116,000	116,000
Consumer loans	47	—	—	47	4,043	4,090
Total Loans	$1,973	$171	$14	$2,158	$2,088,226	$2,090,384

Loan Modifications

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, rate reductions, payment deferral, or term extension. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

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

The following tables present the amortized cost basis of loans at June 30, 2024 that were both experiencing financial difficulty and modified during the three and six months ended June 30, 2024, by class and by type of modification. There were no modifications of loans to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands, unaudited):

Three months ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Real estate:
Residential real estate	$—	$—	$—	$—	—
Commercial real estate	—	—	—	—	—
Other construction/land	—	—	—	—	—
Farmland	—	—	—	—	—
Total real estate	—	—	—	—	—
Other commercial	—	—	—	—	—
Consumer loans	—	—	—	—	—
Total	$—	$—	$—	$—	—

	Six months ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Real estate:
Residential real estate	$—	$—	$—	$—	—
Commercial real estate	—	—	—	—	—
Other construction/land	—	—	233	—	3.88%
Farmland	—	—	—	—	—
Total real estate	—	—	233	—	0.01%
Other commercial	—	—	182	—	0.12%
Consumer loans	—	—	—	—	—
Total	$—	$—	$415	$—	0.02%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2024 (dollars in thousands, unaudited):

Three months ended June 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Residential real estate	$—	—	—
Commercial real estate	$—	—	—
Other construction/land	$—	—	—
Farmland	$—	—	—
Other commercial	$—	—	—
Mortgage warehouse lines	$—	—	—
Consumer loans	$—	—	—

Six months ended June 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Residential real estate	$—	—	—
Commercial real estate	$—	—	—
Other construction/land	$—	—	3.00
Farmland	$—	—	—
Other commercial	$—	—	3.72
Mortgage warehouse lines	$—	—	—
Consumer loans	$—	—	—

There were no payment defaults on loans previously modified in the preceding 12 months for either of the quarters ending June 30, 2024, and 2023. For the purpose of this disclosure the Company defines a payment default as 90 days past due. The Company had no additional funds committed on loans which have been modified to borrowers experiencing financial difficulty.

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention and substandard to characterize and qualify the associated credit risk. Loans classified as “loss” are immediately charged off. The Company uses the following definitions of risk classifications:

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

The following tables present the amortized cost of loans by credit quality classification in addition to loan vintage as of June 30, 2024, and December 31, 2023:

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021		2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$—	$—	$98,232	$224,920		$7,510	$50,641	$10,115	$3,204	$394,623
Special mention	—	—	—	—		—	2,715	—	24	2,739
Substandard	—	—	—	—		—	397	19	186	602
Subtotal	—	—	98,232	224,920		7,510	53,753	10,134	3,414	397,964
Commercial real estate
Pass	37,359	111,203	272,303	56,848		471,595	282,363	26,327	—	1,257,998
Special mention	—	144	—	—		23,463	9,656	1,500	—	34,763
Substandard	—	—	—	—		14,252	7,115	—	—	21,367
Subtotal	37,359	111,347	272,303	56,848		509,310	299,134	27,827	—	1,314,128
Other construction/land
Pass	850	351	—	—		3,545	1,245	—	—	5,990
Special mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	—	—		—	—	—	—	—
Subtotal	850	351	—	—		3,545	1,245	—	—	5,990
Farmland
Pass	13,803	6,886	11,386	11,592		2,608	11,266	7,290	380	65,211
Special mention	—	—	—	—		830	8,139	—	—	8,969
Substandard	—	—	—	—		—	6,812	—	—	6,812
Subtotal	13,803	6,886	11,386	11,592		3,438	26,217	7,290	380	80,992
Other commercial
Pass	1,584	18,367	5,775	2,298		5,799	10,921	105,429	1,025	151,198
Special mention	16	—	—	226		2,665	14	277	3,682	6,880
Substandard	—	—	—	40		—	—	—	5	45
Subtotal	1,600	18,367	5,775	2,564		8,464	10,935	105,706	4,712	158,123
Mortgage warehouse lines
Pass	—	—	—	—		—	—	274,058	—	274,058
Subtotal	—	—	—	—		—	—	274,058	—	274,058
Consumer loans
Pass	741	510	162	69		80	208	1,774	—	3,545
Special mention	—	11	2	—		—	—	—	—	13
Substandard	3	—	—	—		—	—	—	—	3
Subtotal	744	521	164	69		80	208	1,774	—	3,561
Total	$54,356	$137,472	$387,860	$295,993		$532,347	$391,492	$426,788	$8,506	$2,234,816
Gross charge-offs	$754	$25	$5	$3	-	$2,468	$413	$274	$—	$3,942

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

CECL replaces the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans as of December 31, 2021, management elected not to transition these loans into the PCD designation. As of June 30, 2024, the Company had no loans categorized as PCD.

As noted in Note 3, on January 1, 2022, the Company implemented CECL and increased our ACL, previously the allowance for loan losses, with a $9.5 million cumulative adjustment. The Company’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. For purposes of estimating the Company’s ACL, Management generally evaluates collectively evaluated loans by Federal Call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code regression models utilized upon implementation of CECL on January 1, 2022, and as of June 30, 2024, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Management selected the National Unemployment Rate as the driver of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (“FOMC”) forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices
●	Changes in international, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, as reflected in forecasts of the Housing Price Index, Real GDP and the National Unemployment Rate (Farmland & Agricultural Production and Consumer segments only)
●	Changes in the nature and volume of the loan portfolio
●	Changes in the experience, ability, and depth of lending management and other relevant staff
●	Changes in the volume and severity of past due, nonaccruals loans, and adversely classified loans, as reflected in changes of the relative level of loans classified as substandard and special mention

●	Changes in the quality of the Company’s loan review processes
●	Changes in the value of underlying collateral for loans not identified as collateral-dependent
●	Changes in loan categorization concentrations
●	Other external factors, which include, the influence of peer data on estimated quantitative reserves, residual COVID-19 related risk, expected impact of current and expected inflationary environment, reliance on the National Unemployment rate as opposed to the California unemployment rate in the calculation of quantitative reserves, the expected impact of current and expected geo-political conditions

The qualitative portion of the Company’s reserves on collectively evaluated loans are calculated using a combination of numeric frameworks and management judgement, to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative reserves is also contingent upon the historical peer, life-of-loan-equivalent, loss rate ranges and the relative weighting of Q-factors according to management’s judgment.

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

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves.  As of June 30, 2024, the only loans that Management considered to have different risk characteristics from other loans sharing the same Federal Call Report code were loans designated nonaccrual.

The following tables present the activity in the allowance for credit losses by portfolio segment for the quarters ended June 30, 2024, and 2023:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, March 31, 2024	$2,543	$18,651	$555	$845	$305	$241	$23,140
Charge-offs	—	(2,448)	—	(40)	—	(326)	(2,814)
Recoveries	60	—	—	103	—	230	393
(Benefit) provision for credit losses	(81)	463	82	(94)	380	171	921
Ending allowance balance:	$2,522	$16,666	$637	$814	$685	$316	$21,640

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, March 31, 2023	$3,243	$17,799	$501	$1,206	$82	$259	$23,090
Charge-offs	—	—	—	(52)	—	(472)	(524)
Recoveries	—	17	34	46	—	270	367
(Benefit) provision for credit losses	(206)	(443)	(38)	476	62	226	77
Ending allowance balance:	$3,037	$17,373	$497	$1,676	$144	$283	$23,010

The following tables present the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2024 and 2023:

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2023	$2,727	$18,554	$586	$1,148	$174	$311	$23,500
Charge-offs	—	(2,468)	(410)	(326)	—	(738)	(3,942)
Recoveries	60	—	—	543	—	461	1,064
(Benefit) provision for credit losses	(265)	580	461	(551)	511	282	1,018
Ending allowance balance:	$2,522	$16,666	$637	$814	$685	$316	$21,640

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2022	$3,251	$17,732	$458	$1,233	$72	$314	$23,060
Charge-offs	—	—	(1,277)	(360)	—	(867)	(2,504)
Recoveries	205	17	1,316	69	—	520	2,127
(Benefit) provision for credit losses	(419)	(376)	—	734	72	316	327
Ending allowance balance:	$3,037	$17,373	$497	$1,676	$144	$283	$23,010

Note 11 – Goodwill

The balance of goodwill at the three and six months beginning and ended June 30, 2024 and 2023 was $27.4 million. There was no acquired goodwill or impairment for the three or six months ended June 30, 2024 and 2023.

The Company performs its annual goodwill impairment tests annually, or more often if events or circumstances indicate the carrying value may not be recoverable. The annual assessment date was changed to October 1 in 2023 as it was December 31 in 2022, to allow more time for evaluation of impairment.

The Company performed its annual Step 1 goodwill impairment assessment as of October 1, 2023, using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level, exceeded the carrying value. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2024, and has concluded no such events have occurred. Therefore, goodwill was not impaired as of June 30, 2024, and there were no impairment charges related to the Company’s goodwill recorded during the three or six months ended June 30, 2024.

Note 12 – Borrowings and Other Arrangements

The following table summarizes the Company’s other borrowings as of June 30, 2024, and December 31, 2023:

	June 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Federal funds purchased	$—	—	$130,000	5.25%
Short-term FHLB advance	—	—	150,500	3.73%
Long-term FHLB advance	80,000	3.91%	80,000	3.91%
Total other borrowings	$80,000	4.45%	$360,500	4.27%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased – The Company had unsecured available lines of credit with correspondent banks and the FHLB for short-term borrowings totaling $504.8 million at June 30, 2024, and $374.8 million at December 31, 2023. In general, interest rates on these lines approximate the federal funds target rate.

Secured FHLB Borrowings – At June 30, 2024, and December 31, 2023, the Company had secured available lines of credit with the FHLB totaling $672.3 million and $586.7 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Reserve Line of Credit – The Company has an available line of credit with the Federal Reserve Bank (“FRB”) of San Francisco secured by certain loans and investments. At June 30, 2024, and December 31, 2023, the Company had borrowing capacity under this line totaling $348.4 million and $392.0 million, respectively. The Company had no outstanding borrowings on this line of credit as of June 30, 2024, and December 31, 2023.

Repurchase Agreements – Repurchase agreements represent “sweep accounts,” where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. Repurchase agreements totaled $148.0 million at June 30, 2024, relative to a balance of $107.1 million at December 31, 2023.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term Secured Overnight Financing Rate (“SOFR”) until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, was $49.3 million at June 30, 2024, and December 31, 2023.

Subordinated Debentures - Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the SOFR, effective June 30, 2023. At June 30, 2024, and December 31, 2023, the Company’s trust preferred securities totaled $35.7 million.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income and gains on the sale of OREO which is classified as noninterest expense. These gains were immaterial for each of the three months ended June 30, 2024, and 2023, and the year ended December 31, 2023. The following table presents the Company’s sources of noninterest income. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended June 30,		For the six months ended June 30,		For the year ended December 31,
	2024	2023	2024	2023	2023
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,354	$1,296	$2,678	$2,553	$5,261
Other service charges on deposits	2,719	3,748	5,173	5,842	9,790
Debit card interchange income	2,111	647	4,059	2,676	8,052
Gain on limited partnerships(1)	—	166	—	—	—
Dividends on equity investments(1)	320	220	695	496	1,076
Unrealized losses recognized on equity investments(1)	—	—	(311)	(291)	(291)
Net gain (loss) on sale of securities(1)	—	351	(2,883)	396	396
Other(1)	1,126	1,585	6,808	2,921	6,116
Total noninterest income	$7,630	$8,013	$16,219	$14,593	$30,400
Percentage of noninterest income not within scope of ASC 606.	18.95%	28.98%	26.57%	24.13%	24.00%
(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	risks associated with fluctuations in interest rates, including the impact on other comprehensive income, the ability for customers to repay on floating or adjustable rates loans, and the impact on costs and demand of deposits and funding, the impact on interest income on earning assets, the impact on valuations of collateral on our loans, and the impact on fair value of longer-term assets;
●	risks associated with inflation (including efforts by the FOMC of the FRB to control the same);
●	the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions;
●	liquidity risks, including the ability to effectively manage the potential loss of deposits, the ability to maintain funding lines of credit, and the loss of value of unencumbered investment securities;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks;
●	risks associated with the multitude of or changes to current and prospective banking laws and regulations, and related interpretations, to which the Company is and will be subject;
●	operational risks including the ability to detect and prevent financial reporting errors, operations errors, and fraud;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;

●	the Company’s ability to successfully deploy new technology and manage cyber security risks;
●	the risk to the Company’s operations and ability to serve customers due to the inability of a vendor to meet its service level agreements;
●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the effects of severe weather events, pandemics, other public health crises, acts of war or terrorism, and other external events; and
●	the success of acquisitions or branch expansions, closures or consolidations.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2024 compared to Second Quarter 2023

Second quarter 2024 net income was $10.3 million, a $0.3 million increase or 3%, from the second quarter of 2023 and $0.71 per diluted share in the second quarter of 2024 as compared to $0.67 per diluted share in the second quarter of 2023. The Company’s annualized return on average equity was 11.95% and annualized return on average assets was 1.14% for the quarter ended June 30, 2024, compared to 13.06% and 1.07%, respectively, for the same quarter in 2023. The primary drivers behind the increase in second quarter net income are as follows:

●	Net income increased by $0.3 million, or 3%, to $10.3 million due to higher net interest income and lower noninterest expenses partially offset by an increase in the provision for credit losses, and lower noninterest income.
●	The $1.9 million, or 7%, increase in net interest income was driven by a 30 basis points increase in net interest margin. A $180.9 million decrease in other borrowed funds due to the strategic securities transaction and balance sheet restructuring in early 2024 along with higher loan yields were the primary drivers of the net interest margin increase.
●	Noninterest income decreased $0.4 million, primarily from nonrecurring gains on the sale of investments in the second quarter of 2023.
●	Noninterest expense improved due to a strategic internal reorganization in the fourth quarter of 2023 which optimized our team structure, and better aligned our resources and processes.

First Half 2024 compared to First Half 2023

Net income for the first half of 2024 was $19.6 million, or $1.35 per diluted share, compared to $18.7 million, or $1.26 per diluted share for the same period in 2023. The Company’s annualized return on average equity was 11.52% and annualized return on average assets was 1.10% for the six months ended June 30, 2024, compared to a return on equity of 12.30% and return on assets of 1.02% for the six months ended June 30, 2023. The primary drivers behind the variance in year-to-date net income are as follows:

●	The provision for credit losses on loans was $1.0 million, an increase of $0.7 million, due to higher net charge-offs.
●	Net interest income increased by $2.4 million, or 4%, due mostly to the strategic decision to sell off lower yielding bonds in the fourth quarter of 2023 and the first quarter of 2024, which generated cash used partially to pay off higher cost borrowed funds.

●	Noninterest income increased $1.6 million, or 11%, primarily from an increase in service charges on deposit accounts, and a $0.9 million positive variance in Bank Owned Life Insurance (BOLI) income tied to our nonqualified deferred compensation plan.
●	Noninterest expense increased $1.3 million, or 3% primarily due to increased rent expense from the sale/leaseback transactions in fourth quarter of 2023 and first quarter of 2024.

FINANCIAL CONDITION SUMMARY

June 30, 2024 relative to December 31, 2023

The Company’s assets totaled $3.7 billion at June 30, 2024, a decrease of $48.6 million, or 1.0% from December 31, 2023. The following provides a summary of key balance sheet changes during the first six months of 2024:

●	Investment securities decreased $309.6 million, or 23.0%, to $1.0 billion primarily due to the sale of bonds from the strategic securities transaction and balance sheet restructuring.

●	Gross loans increased $144.5 million, or 7%, due to a $158.1 million increase in mortgage warehouse loans, and a $13.5 million increase in farmland loans, partially offset by smaller declines in other categories. Specifically, there was a $27.0 million decrease in non-agricultural real estate loans, a $0.4 million decline in other commercial loans and a $0.5 million reduction in consumer loans. In addition to strong favorable growth in mortgage warehouse, new credit extended, including new fundings on non-mortgage warehouse lines of credit, was $75.3 million YTD 2024 vs $89.6 million YTD 2023.

●	Deposits increased by $181.2 million, or 7%. The growth in deposits came primarily from brokered deposits, as overall customer deposits decreased $30.4 million. Brokered deposits added in 2024 had a term of one year or less and were used to fund increases in mortgage warehouse balances in 2024.
●	Other interest-bearing liabilities decreased $239.6 million mostly from a decrease in overnight borrowings facilitated by the strategic balance sheet restructuring in the first quarter of 2024.

●	Total capital of $350.0 million at June 30, 2024, reflects an increase of $11.9 million, or 4%, compared to December 31, 2023. The increase in equity during the first half of 2024, is due to net income of $19.6 million, offset by a $6.7 million dividend paid to shareholders, $7.1 million in share repurchases and a $5.3 million favorable swing in other comprehensive income due principally to changes in investment securities’ fair value. The remaining difference is related to equity compensation recognized during the first half of 2024.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $30.2 million for the second quarter of 2024, a $1.9 million increase, or 7% over the second quarter of 2023, and increased $2.4 million, or 4%, to $58.9 million for the first six months of 2024 relative to the same period in 2023. This increase in interest income for the quarterly comparison was due primarily to an increase in interest income on loans of $4.2 million, augmented by a $0.8 million decrease in interest expense due to the reduction in borrowed funds facilitated by a balance sheet restructuring, partially offset by a related decline in interest income on investments of $1.6 million, or 10%, due to the sale of low yielding investments.

For the second quarter of 2024, although the balance of average interest-earning assets was $106.2 million lower, the yield was 71 basis points higher as compared to the same period in 2023. There was a 23 basis point increase in the cost of our interest-bearing liabilities for the same period, which offset some of the higher yields on the asset side.

Net interest income for the comparative year-to-date periods increased $2.4 million, due to the strategic decision to change the mix on interest earning assets, selling off lower yielding bonds in the fourth quarter of 2023 and first quarter of 2024, moderated by an increase in interest rates paid on interest-bearing liabilities. There was a $112.5 million, or 6%, increase in average loan balances yielding 41 basis points higher for the same period, while average investment balances decreased $229.1 million, yielding 69 basis points higher for the same period. Average interest-bearing liabilities decreased $83.7 million, mostly in borrowed funds. The cost of interest-bearing liabilities was 41 basis points higher for the comparative periods. The favorable net impact of the mix and rate change was a 23 basis point increase in our net interest margin for the six-months ending June 30, 2024 as compared to the same period in 2023.

Interest expense was $13.3 million for the second quarter of 2024, an increase of $0.8 million, relative to the second quarter of 2023. For the first six months of 2024, compared to the first six months of 2023, interest expense increased $3.7 million, to $25.6 million. The increase in interest expense is primarily attributable to an increase in interest rates paid on certain time deposits, and a shift in deposits to higher interest rate accounts partially offset by lower balances on other borrowings. There was an unfavorable shift in the deposit mix in the second quarter of 2024 as compared to the same period in 2023 due to increased demand from customers for higher rates. Higher cost customer time deposits increased by $23.0 million, and wholesale brokered deposits increased by $129.3 million, while lower cost and noninterest bearing deposits decreased by $181.4 million. A $128.9 million decrease in borrowed funds mitigated some of the unfavorable shift for the quarterly comparison. For the first half of 2024, as compared to the same period in 2023, customer time deposits increased $61.6 million, and wholesale brokered deposits increased $85.9 million, while borrowed funds decreased $88.7 million, and other deposits decreased $218.7 million.

The Company had $1.5 billion in adjustable and variable rate loans and $519.9 million in floating rate bonds, as compared to $316.6 million in floating rate CDs and $35.7 million in floating rate trust preferred securities at June 30, 2024. The adjustable-rate loans have repricing frequencies ranging from 30-days to 10-years. Of the $1.5 billion in adjustable and variable rate loans, $610.7 million of such adjustable and variable rate loans reprice in the next twelve months.

Our net interest margin was 3.69% for the second quarter of 2024, and 3.39% for the second quarter of 2023, an increase of 30 basis points, and 3.66% for the first half of 2024, as compared to 3.43% for the first half of 2023, an increase of 23 basis points. While the yield of interest-earning assets increased 71 basis points for the second quarter of 2024, the cost of interest-bearing liabilities increased 23 basis points for the same period of comparison. The average balance of interest-earning assets decreased $106.2 million, while the decrease in interest-bearing liabilities was $86.0 million for the same period. The decrease in higher cost borrowed funds over the increase in yield on interest-earning assets improved the net interest margin in the second quarter of 2024 over the same period in 2023.

For the year-to-date comparison the increase in net interest margin of 23 basis points comes from an increase in yield on interest-earning assets of 50 basis points partially offset by an increase in interest rates paid on interest-bearing liabilities of 41 basis points. The increase in yield on interest earning assets is over a much larger volume base than of interest-bearing liabilities reflecting the positive change in the net interest margin for the first half of 2024.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	June 30, 2024			June 30, 2023
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$43,407	$598	5.54%	$35,236	$376	4.28%
Taxable	866,270	12,787	5.94%	996,117	13,488	5.43%
Non-taxable	199,942	1,592	4.05%	352,718	2,741	3.95%
Total investments	1,109,619	14,977	5.58%	1,384,071	16,605	5.02%

Loans:(3)
Real estate	1,802,190	20,463	4.57%	1,858,512	20,827	4.49%
Agricultural	75,825	1,406	7.46%	28,472	496	6.99%
Commercial	77,224	1,174	6.11%	82,743	1,179	5.72%
Consumer	3,698	79	8.59%	4,339	88	8.13%
Mortgage warehouse lines	261,768	5,382	8.27%	78,187	1,658	8.51%
Other	2,291	14	2.46%	2,483	22	3.55%
Total loans	2,222,996	28,518	5.16%	2,054,736	24,270	4.74%
Total interest-earning assets (4)	3,332,615	43,495	5.30%	3,438,807	40,875	4.85%
Other earning assets	17,058			16,952
Non-earning assets	286,020			267,433
Total assets	$3,635,693			$3,723,192

Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$131,510	$733	2.24%	$144,156	$190	0.53%
NOW	398,001	148	0.15%	454,395	76	0.07%
Savings accounts	371,961	80	0.09%	428,222	62	0.06%
Money market	139,507	476	1.37%	123,571	72	0.23%
Time deposits	563,526	6,051	4.32%	540,540	6,022	4.47%
Brokered deposits	307,995	3,544	4.63%	178,728	1,521	3.41%
Total interest-bearing deposits	1,912,500	11,032	2.32%	1,869,612	7,943	1.70%
Borrowed funds:
Repurchase agreements	131,478	66	0.20%	79,694	65	0.33%
Other borrowings	98,731	1,042	4.24%	279,633	3,430	4.92%
Long-term debt	49,335	430	3.51%	49,247	429	3.49%
Subordinated debentures	35,723	755	8.50%	35,547	691	7.80%
Total borrowed funds	315,267	2,293	2.93%	444,121	4,615	4.17%
Total interest-bearing liabilities	2,227,767	13,325	2.41%	2,313,733	12,558	2.18%
Demand deposits - noninterest-bearing	978,602			1,050,668
Other liabilities	83,886			54,139
Shareholders' equity	345,438			304,652
Total liabilities and shareholders' equity	$3,635,693			$3,723,192
Interest income/interest-earning assets			5.30%			4.85%
Interest expense/interest-earning assets			1.61%			1.46%
Net interest income and margin(5)		$30,170	3.69%		$28,317	3.39%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan (costs) fees and loan acquisition FMV amortization were $(0.3) million and $(0.3) million for the quarters ended June 30, 2024 and 2023, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the six months ended			For the six months ended
	June 30, 2024			June 30, 2023
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$30,202	$839	5.57%	$20,357	$446	4.42%
Taxable	879,720	26,090	5.95%	984,150	25,472	5.22%
Non-taxable	222,469	3,581	4.09%	356,999	5,555	3.97%
Total investments	1,132,391	30,510	5.57%	1,361,506	31,473	4.88%

Loans:(3)
Real estate	1,804,187	40,653	4.53%	1,863,783	40,726	4.41%
Agricultural	68,622	2,544	7.46%	28,251	929	6.63%
Commercial	78,216	2,357	6.06%	76,848	2,172	5.70%
Consumer	3,830	160	8.40%	4,239	176	8.37%
Mortgage warehouse lines	199,595	8,203	8.26%	68,707	2,776	8.15%
Other	2,312	28	2.44%	2,474	42	3.42%
Total Loans	2,156,762	53,945	5.03%	2,044,302	46,821	4.62%
Total interest-earning assets (4)	3,289,153	84,455	5.22%	3,405,808	78,294	4.72%
Other earning assets	17,202			16,336
Non-earning assets	278,403			269,950
Total assets	$3,584,758			$3,692,094
Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$134,736	$1,431	2.14%	$147,131	$319	0.44%
NOW	398,320	232	0.12%	468,939	147	0.06%
Savings accounts	374,148	153	0.08%	442,826	127	0.06%
Money market	138,597	886	1.29%	129,470	96	0.15%
Time Deposits	562,733	12,241	4.37%	501,096	10,528	4.24%
Brokered deposits	256,543	5,733	4.49%	170,688	2,726	3.22%
Total interest-bearing deposits	1,865,077	20,676	2.23%	1,860,150	13,943	1.51%
Borrowed funds:
Repurchase agreements	121,932	106	0.17%	91,495	146	0.32%
Other borrowings	109,103	2,415	4.45%	228,463	5,541	4.89%
Long-term debt	49,324	861	3.51%	49,235	857	3.51%
Subordinated debentures	35,700	1,510	8.51%	35,523	1,358	7.71%
Total borrowed funds	316,059	4,892	3.11%	404,716	7,902	3.94%
Total interest-bearing liabilities	2,181,136	25,568	2.36%	2,264,866	21,845	1.95%
Demand deposits - noninterest-bearing	984,489			1,060,666
Other liabilities	77,210			60,351
Shareholders' equity	341,923			306,211
Total liabilities and shareholders' equity	$3,584,758			$3,692,094
Interest income/interest-earning assets			5.22%			4.72%
Interest expense/interest-earning assets			1.56%			1.29%
Net interest income and margin(5)		$58,887	3.66%		$56,449	3.43%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $(0.7) million and $(0.4) million for the six months ended June 30, 2024 and 2023, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended June 30,				Six months ended June 30,
	2024 over 2023				2024 over 2023
	Increase (decrease) due to				Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$88	$109	$25	$222	$216	$119	$58	$393
Taxable	(1,759)	1,216	(158)	(701)	(2,704)	3,715	(393)	618
Non-taxable	(1,187)	67	(29)	(1,149)	(2,093)	191	(72)	(1,974)
Total investments (1)	(2,858)	1,392	(162)	(1,628)	(4,581)	4,025	(407)	(963)
Loans:
Real estate	(632)	276	(8)	(364)	(1,302)	1,270	(41)	(73)
Agricultural	825	32	53	910	1,327	119	169	1,615
Commercial	(80)	80	(5)	(5)	39	143	3	185
Consumer	(13)	5	(1)	(9)	(17)	2	(1)	(16)
Mortgage warehouse	3,892	(50)	(118)	3,724	5,287	49	91	5,427
Other	(2)	(7)	1	(8)	(3)	(12)	1	(14)
Total loans (1)	3,990	336	(78)	4,248	5,331	1,571	222	7,124
Total interest-earning assets (1)	$1,132	$1,728	$(240)	$2,620	$750	$5,596	$(185)	$6,161
Liabilities:
Interest-bearing deposits:
Demand deposits	$(16)	612	(53)	$543	$(27)	$1,244	(105)	$1,112
NOW	(9)	93	(12)	72	(22)	126	(19)	85
Savings accounts	(8)	30	(4)	18	(20)	54	(8)	26
Money market	9	350	45	404	7	731	52	790
Time deposits	256	(218)	(9)	29	1,295	372	46	1,713
Brokered deposits	1,100	536	387	2,023	1,372	1,088	547	3,007
Total interest-bearing deposits (1)	1,332	1,403	354	3,089	2,605	3,615	513	6,733
Borrowed funds:
Repurchase agreements	42	(25)	(16)	1	49	(67)	(22)	(40)
Other Borrowings	(2,219)	(479)	310	(2,388)	(2,895)	(484)	253	(3,126)
Long-term debt	1	—	—	1	1	3	—	4
Subordinated debt	3	61	—	64	7	144	1	152
Total borrowed funds (1)	(2,173)	(443)	294	(2,322)	(2,838)	(404)	232	(3,010)
Total interest-bearing liabilities (1)	(841)	960	648	767	(233)	3,211	745	3,723
Net interest income (1)	$1,973	$768	$(888)	$1,853	$983	$2,385	$(930)	$2,438
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the second quarter of 2024 relative to the second quarter of 2023 was a favorable $2.0 million; this is primarily from a favorable loan volume variance of $4.0 million augmented by a favorable reduction in other borrowed funds. There was a favorable rate variance of $0.8 million from the comparative quarter since the weighted average yield on interest-earning assets more than offset the increase in the average yield unfavorable variance on interest-bearing liabilities. There was an unfavorable mix variance of $0.9 million primarily from the sale of bonds with lower yields that has yet to be deployed into higher yielding assets combined with higher interest rates paid on customer time and brokered deposits. The Company’s net interest margin for the second quarter of 2024 was 3.69%, as compared to 3.39% for the second quarter of 2023.

The volume variance calculated for the first six months of 2024 relative to the first six months of 2023 reflects a favorable variance of $1.0 million, a favorable rate variance of $2.4 million, and an unfavorable mix variance of $0.9 million. There were increases in loan balances for a favorable volume variance of $5.3 million which was mostly offset by a $4.6 million decrease in investments, due to the balance sheet restructure in 2023. There was a $2.8 million decrease in borrowed funds, partially offset by a $2.6 million increase in interest-bearing deposits. There was a positive rate variance on interest earning assets of $5.6 million for the first six months of 2024 partially offset by a $3.2 million rate increase in interest earning liabilities. The Company’s net interest margin for the first half of 2024 was 3.66%, as compared to 3.43% in the first half of 2023.

At June 30, 2024, approximately 15% of our total portfolio, or $342.7 million, consists of variable rate loans. At June 30, 2024, our outstanding fixed rate loans represented 31% of our loan portfolio. The remaining 54% of our loan portfolio at June 30, 2024, consists of adjustable-rate loans; 30% of these loans (approximately $355.0 million) will not have the ability to reprice for at least another 3 years. Our adjustable-rate loans have maturities up to 25 years and are generally adjustable every five years after the initial adjustment, which can vary from 5 to 10 years to initial adjustment. Approximately $170.9 million of these adjustable-rate loans have the ability to reprice in 2024, which is expected to have a positive impact on earnings as most of these adjustable-rate loans were made when rates were lower.

Interest earning cash balances for the quarter and year-to-date comparisons have increased and have a positive impact on our net interest margin since cash balances have been earning approximately 5.5%. Average cash and due from banks was $43.4 million, an increase of $26.4 million for the second quarter of 2024 as compared to the same period last year, and was $9.8 million higher for the first half of 2024 as compared to the same period in 2023.

Overall average investment securities decreased by $282.6 million for the second quarter of June 30, 2024, as compared to June 30, 2023, and decreased by $239.0 million for the first half of 2024, from the sale of lower yielding bonds from a strategic securities transaction, the proceeds of which were used to paydown higher cost borrowings. The overall investment portfolio had a tax-equivalent yield of 5.43% at June 30, 2024, with an average life of 6.08 years and average effective duration of 0.8 years for available-for-sale securities. Approximately $519.9 million of the investment securities reprice every 90 days and $49.3 million are subordinated debt with an initial fixed rate period of 5 years and floating thereafter.

Interest expense was $13.3 million for the second quarter of 2024, an increase of $0.8 million, relative to the second quarter of 2023. For the first six months of 2024, compared to the first six months of 2023, interest expense increased $3.7 million, to $25.6 million. The increase in interest expense is primarily attributable to an increase in interest rates paid on certain time deposits, and a shift in deposits to higher interest rate accounts partially offset by lower balances on other borrowings. There was an unfavorable shift in the deposit mix in the second quarter of 2024 as compared to the same period in 2023 due to increased demand from customers for higher rates. Higher cost customer time deposits increased by $23.0 million, and wholesale brokered deposits increased by $129.3 million, while lower cost and noninterest bearing deposits decreased by $181.4 million. Mitigating some of the unfavorable shift there was also a $128.9 million decrease in borrowed funds for the quarterly comparison. For the first half of 2024, as compared to the same period in 2023, customer time deposits increased $61.6 million, and wholesale brokered deposits increased $85.9 million, while borrowed funds decreased $88.7 million, and other deposits decreased $218.7 million. Average noninterest-bearing demand deposits decreased $72.1 million or 7% for the second quarter of 2024 as compared to the second quarter of 2023 and decreased $76.2 million or 7% for the first half of 2024 as compared to the first half of 2023.

PROVISION FOR CREDIT LOSSES ON LOANS

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded a provision for credit losses of $0.9 million in the second quarter of 2024, as compared to $0.1 million in the second quarter of 2023, and a year-to-date provision for credit losses on loans of $1.0 million in 2024, as compared to $0.3 million in the same period for 2023. The Company's $0.8 million increase in the provision for credit losses on loans in the second quarter of 2024, as compared to the second quarter of 2023, and the $0.7 million year to date increase in the provision for credit losses on loans, compared to the same period in 2023, was primarily due to the impact of $2.9 million in net charge-offs in the first six months of 2024, with only $0.4 million in net charge-offs for the first six months of 2023. The increase in net charge-offs in the second quarter of 2024 was primarily related to a single office building which was subsequently foreclosed upon and sold.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

The following table provides details on the Company’s noninterest income and noninterest expense for the three and six-month periods ended June 30, 2024, and 2023:

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended June 30,		For the six months ended June 30,
Noninterest income:	2024	2023	2024	2023
Service charges and fees on deposit accounts	$6,184	$5,691	$11,909	$11,071
Net gain (loss) on sale of securities available-for-sale	—	351	(2,883)	396
Gain on sale of fixed assets	—	—	3,799	—
Bank-owned life insurance	523	658	1,738	830
Other	923	1,313	1,656	2,296
Total noninterest income	$7,630	$8,013	$16,219	$14,593
As a % of average interest-earning assets (1)	0.92%	0.93%	0.99%	0.86%

Noninterest expense:
Salaries and employee benefits	$12,029	$12,129	$25,226	$24,944
Occupancy and equipment costs	3,152	2,438	6,177	4,769
Advertising and marketing costs	338	410	680	923
Data processing costs	1,680	1,536	3,189	3,064
Deposit services costs	2,019	2,532	4,152	4,555
Loan services costs
Loan processing	89	151	240	279
Foreclosed assets	—	(33)	—	725
Other operating costs	1,094	1,490	2,021	2,479
Professional services costs
Legal & accounting services	714	483	1,240	1,129
Director's costs	646	725	1,899	308
Other professional service	582	832	1,582	2,039
Stationery & supply costs	115	125	263	265
Sundry & tellers	234	150	549	481
Total noninterest expense	$22,692	$22,968	$47,218	$45,960
As a % of average interest-earning assets (1)	2.74%	2.68%	2.89%	2.72%
(1)	Annualized

Noninterest Income:

Total noninterest income decreased by $0.4 million, or 5%, for the quarter ended June 30, 2024, as compared to the same quarter in 2023 and increased $1.6 million, or 11% for the comparable year-to-date periods. The quarterly comparison decrease primarily resulted from a $0.4 million non-recurring bond sale gain in 2023. The year-to-date increase reflects a $2.9 million loss on the sale of investment securities in 2024, offset by a $3.8 million gain on the sale/leaseback of bank owned branch locations. There were $0.5 million in life insurance proceeds in 2023, with no like amount in 2024. These favorable variances to the year-to-date comparisons were augmented by a $1.2 million increase in the value of separate account corporate-owned life insurance assets tied to non-qualified deferred compensation plans.

The Company maintains a non-qualified deferred compensation plan for officers and directors, which allows the participant to defer a portion of their earnings tax-free. Participants are allowed to choose different hypothetical investment alternatives to determine their individualized return on their deferred compensation. The Company has chosen to offset the cost of this liability with a Corporate Owned Life Insurance Policy (“COLI”) which is funded based on deferral elections from the participants. Although the COLI is not directly tied to the deferred compensation plan, the COLI is invested in similar fund types as those selected by the participants. There is some inefficiency in net earnings of the COLI asset as compared to the deferred compensation liability created by the cost of insurance, differences in balances, and differences in individual fund performance. During the second quarter, and first six-months of 2024, earnings from the COLI was $0.3 million, and $1.3 million, respectively while additional expense from the related deferred compensation liability was $0.3 million, and $1.4 million, respectively. Most of such expense is reported as Professional Fees under Directors Fees as such expense is related to deferral of past directors’ fees. Specifically, $0.3 million for the quarterly comparison, and $1.2 million for the year-to-date comparison, respectively, is reflected as directors’ fees as part of the overall Professional Fees expense line item. The tax benefit of having tax-free earnings with tax-deductible expense was $0.2 million during the second quarter of 2024, and $0.8 million for the first six-months of 2024.

Service charges on customer deposit account income decreased by $0.5 million, or 9%, to $6.2 million in the second quarter of 2024 as compared to the second quarter of 2023 and $0.8 million higher, or 8%, in the first six months of 2024, as compared to the same period in 2023. These increases in the quarterly and year-to-date comparisons are primarily a result of higher interchange and ATM fees, along with increased service charges on analysis accounts.

In the “other” category of noninterest income there was a $0.4 million decrease in the second quarter of 2024 as compared to the second quarter of 2023, and a $0.7 million decrease in the first six months of 2024 as compared to the same period in 2023. The quarterly comparison was negatively impacted by a decrease in life insurance proceeds and a decrease in limited partnership income. The year-to-date comparison was also negatively impacted by a decrease in life insurance proceeds as well as a decrease in OREO rental income, as all OREO properties were sold.

Noninterest Expense:

Total noninterest expense favorably declined by $0.3 million, or 1%, in the second quarter of 2024 relative to the second quarter of 2023, but increased by $1.3 million, or 3%, in the first six months of 2024 as compared to the first six months of 2023.

Salaries and benefits were $0.1 million, or 1%, lower in the second quarter of 2024 as compared to the second quarter of 2023 and were $0.3 million, or 1% higher for the first six months of 2024, compared to the same period in 2023. The reason for the decrease in the quarterly comparison is due to a strategic decision to improve operational efficiencies. The increase in the year-over-year comparison is primarily due to increases related to annual performance evaluations. Overall full-time equivalent employees were 501 at June 30, 2024, as compared to 489 at December 31, 2023, and 502 at June 30, 2023. Included in full-time equivalent employees at June 30, 2024 were 18 summer interns and temporary employees.

Occupancy expenses increased by $0.7 million, and $1.4 million for the second quarter, and the first half of 2024 as compared to the same periods in 2023. The reason for the increases in both comparisons is due to increased rent expense from the sale/leaseback transactions in the fourth quarter of 2023, and first quarter of 2024.

Other noninterest expense decreased $0.9 million, or 11%, for the second quarter 2024, as compared to the second quarter in 2023, and decreased $0.4 million, or 3% for the first half of 2024 as compared to the same period in 2023. FDIC assessment costs decreased $0.2 million for the quarterly comparisons, but were flat for the year-to-date comparison. Deferred compensation expense for directors decreased $0.1 million for the quarterly comparison but increased $0.9 million for the year-to-date comparison, which is linked to the changes in life insurance income as described in detail above. There were decreases in debit card processing and ATM network costs of $0.6 million for both the quarterly and year-to-date comparisons due to a branding change from Mastercard to Visa and the subsequent conversion costs related to that change. Additionally, we incurred a $0.3 million loss that is reflected in noninterest expense during the second quarter of 2023 with no such like event in 2024. For the year-to-date comparison there was also elevated foreclosed assets costs for the first half of 2023, as compared to the same period in 2024, due to the foreclosure and subsequent sale of one large credit in the first quarter of 2023.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 27.8% of pre-tax income in the second quarter of 2024 relative to 26.2% in the second quarter of 2023, and 27.1% of pre-tax income for the first half of 2024 relative to 25.0% for the same period in 2023. The increase in effective tax rate for both the quarterly and year-to-date comparisons is due to the tax credits and tax-exempt income representing a smaller percentage of total taxable income.

BALANCE SHEET ANALYSIS

EARNING ASSETS

The Company’s interest-earning assets are comprised of loans and investments, including overnight investments and surplus balances held in interest-earning accounts in our FRB account. The composition, growth characteristics, and credit quality of both of those components are significant determinants of the Company’s financial condition. Investments are analyzed in the section immediately below, while the loan portfolio and other factors affecting earning assets are discussed in the sections following investments.

INVESTMENTS

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our FRB account, and overnight fed funds sold. The Company’s investments can serve several purposes, including the following: 1) they can provide liquidity for potential funding needs; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with structural characteristics that can be changed more readily than loan or deposit portfolios, as might be required for interest rate risk management purposes; 4) they are another interest-earning option for the placement of surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.

The investment portfolio is reflected on the balance sheet as investment securities and totaled $1.0 billion, or 28% of total assets at June 30, 2024, and $1.3 billion, or 36% of total assets at December 31, 2023. The decrease was due to the sale of bonds from the strategic securities transaction. The bonds sold had an average book yield of 2.61% and were used to paydown borrowed funds at an average rate of 5.52%.

The Company carries “available for sale” investments at their fair market values and “held to maturity” investments at amortized cost, net of allowance for credit losses. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable. The expected effective duration was 0.8 years for available-for-sale investments and 6.0 years for held-to-maturity investments at June 30, 2024, as compared to 1.4 years for available-for-sale investments and 5.9 years for held-to-maturity investments at December 31, 2023.

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2024		December 31, 2023
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$75,415	7.32%	$102,749	7.67%
Mortgage-backed securities	31,415	3.05%	99,544	7.43%
State and political subdivisions	41,887	4.07%	194,206	14.50%
Corporate bonds	55,605	5.40%	52,040	3.89%
Collateralized loan obligations	512,465	49.77%	570,662	42.61%
Total available for sale	716,787	69.61%	1,019,201	76.10%
Held to maturity
U.S. government agencies	5,005	0.49%	5,522	0.41%
Mortgage-backed securities	135,815	13.20%	142,295	10.62%
State and political subdivisions	172,059	16.70%	172,240	12.86%
Total held to maturity	312,879	30.39%	320,057	23.90%
Total securities	$1,029,666	100.00%	$1,339,258	100.00%

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the FHLB and the FRB, customer repurchase agreements, and other purposes as required or permitted by law totaled $495.9 million at June 30, 2024, and $543.9 million at December 31, 2023, leaving $533.8 million in unpledged debt securities at June 30, 2024, and $793.0 million at December 31, 2023. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $272.9 million at June, 2024, and $383.0 million at December 31, 2023.

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both June 30, 2024 and December 31, 2023 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of June 30, 2024 and December 31, 2023, was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	US Government Agencies are supported by the full faith and creditworthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either June 30, 2024, or December 31, 2023.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either June 30, 2024, or December 31, 2023.

●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both June 30, 2024, or December 31, 2023 noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. On a quarterly basis management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both June 30, 2024 or December 31, 2023 management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly, these metrics include credit quality, reserve adequacy, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of June 30, 2024 or December 31, 2023 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both June 30, 2024 or December 31, 2023 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads due to changes in supply or demand, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

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

Loan Distribution

(dollars in thousands, unaudited)

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Real estate:
Residential real estate	$397,964	17.81%	$413,262	19.77%
Commercial real estate	1,314,128	58.80%	1,325,494	63.41%
Other construction/land	5,990	0.27%	6,268	0.30%
Farmland	80,992	3.62%	67,510	3.23%
Total real estate	1,799,074	80.50%	1,812,534	86.71%
Other commercial	158,123	7.08%	157,760	7.54%
Mortgage warehouse lines	274,058	12.26%	116,000	5.55%
Consumer loans	3,561	0.16%	4,090	0.20%
Total loans	$2,234,816	100.00%	$2,090,384	100.00%

Gross loans at $2.2 billion, increased $144.4 million or 7% during the first six months of 2024. There was a $158.1 million favorable change in mortgage warehouse lines, a $13.5 million increase in agricultural real estate loans, offset by unfavorable loan variances in all other loan categories, the largest of which was a $27.0 million decrease in other non-agricultural real estate loans.

As indicated in the loan roll forward table below, new credit extended for the second quarter of 2024, increased $5.3 million, and increased $3.3 million year-to-date 2024, over the same period in 2023. Loan growth, excluding mortgage warehouse lines, has been slower in 2024 due to competitive pressures in our market and lower loan demand in the current interest rate environment. The increase of $70.5 million in mortgage warehouse line utilization, was due in part to a $186.0 million increase in mortgage warehouse commitments for the first half of 2024, and subsequent utilization of those lines.

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:			For the six months ended:
	June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gross loans beginning balance	$2,156,864	$2,090,075	$2,033,968	$2,090,075	$2,052,940
New credit extended	40,313	34,966	37,030	75,279	89,639
Changes in line of credit utilization (1)	(10,412)	(24,928)	6,622	(35,340)	(19,168)
Change in mortgage warehouse	70,498	87,562	42,145	158,060	45,178
Pay-downs, maturities, charge-offs and amortization	(22,735)	(30,811)	(25,374)	(53,546)	(74,198)
Gross loans ending balance	$2,234,528	$2,156,864	$2,094,391	2,234,528	2,094,391
(1)	Change does not include new balances on lines of credit extended during the respective periods as such balances are included as part of “New credit extended” line above.

Over the past several years, the Company has strategically focused on reducing concentrations in commercial real estate, especially amongst areas management deemed to be higher risk such as construction, office real estate, and hospitality. At June 30, 2024, the total regulatory CRE concentration ratio of total CRE over Tier 1 Capital plus allowance was 241% as compared to 243% at December 31, 2023 and 243% at June 30, 2023. Further, the overall level of construction and land development lending had declined to 1% of regulatory capital plus allowance for credit losses at June 30, 2024. At June 30, 2024, our non-owner occupied commercial real estate includes $303 million of retail; $152 million of warehouse/industrial; $177 million of office; and $181 million of hospitality. Approximately 5% of the office real estate matures in less than two years.

Unused commitments, excluding mortgage warehouse and overdraft lines, were $247.1 million at June 30, 2024, compared to $203.6 million at December 31, 2023. Total utilization excluding mortgage warehouse and overdraft lines was 57% at June 30, 2024, compared to 62% at December 31, 2023. Mortgage warehouse utilization increased to 54% at June 30, 2024, compared to 36% at December 31, 2023. The increase in mortgage warehouse utilization during the first half of 2024 was due to $186.0 million in new mortgage warehouse lines and subsequent utilization of those lines.

It should be noted that the mortgage warehouse lines were moved to repurchase agreement lines in 2022 and 2023.  The repurchase agreement structure provides stronger credit protection to the Company, as well as more favorable regulatory capital treatment as these repurchase lines are not considered off-balance sheet commitments as they are unconditionally cancellable.

.

NONPERFORMING ASSETS

Nonperforming assets currently is comprised of loans for which the Company is no longer accruing interest, but can include OREO and other foreclosed assets.

Nonperforming assets

(dollars in thousands, unaudited)

	June 30, 2024	December 31, 2023	June 30, 2023
Nonperforming Loans:
Real estate:
Residential real estate	$67	$414	$470
Commercial real estate	—	7,457	125
Farmland	6,370	—	73
Total Real Estate nonperforming loans	6,437	7,871	668
Other commercial	36	114	473
Total Nonperforming Loans	6,473	7,985	1,141

Foreclosed assets	—	—	—
Total Nonperforming Assets	$6,473	$7,985	$1,141
Nonperforming loans as a % of total gross loans	0.29%	0.38%	0.05%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.29%	0.38%	0.05%

Total nonperforming assets, comprised of non-accrual loans, decreased by $1.5 million, or 19%, during the first half of 2024, due to the foreclosure and subsequent sale of one commercial real estate loan. The balance of nonaccrual loans at June 30, 2024 is primarily one nonperforming dairy loan classified as farmland. The Company's ratio of nonperforming assets to loans plus foreclosed assets decreased to 0.29% at June 30, 2024, from 0.38% at December 31, 2023. All of the Company's nonperforming assets are individually evaluated for credit loss quarterly and management believes the established allowance for credit loss on such loans is appropriate.

There were no foreclosed assets at June 30, 2024, and December 31, 2023, however, when the Company does own foreclosed assets, they are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $3.2 million in loans past due 30-89 days at June 30, 2024. This is an increase of $2.9 million over the balance at December 31, 2023. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

ALLOWANCE FOR CREDIT LOSSES – LOANS

The allowance for credit losses on loans, a contra-asset, is established through periodic provisions for credit losses on loans. It is maintained at a level that is considered adequate to measure expected losses on individually identified loans, as well as expected losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge-off.

The Company's allowance for credit losses on loans was $21.6 million at June 30, 2024, and $23.5 million at December 31, 2023. The allowance was 0.97% of total loans at June 30, 2024, and 1.12% of total loans at December 31, 2023. The decreased allowance for credit losses on loans was primarily due to a $1.6 million reduction in the allowance on loans individually evaluated for expected credit losses. Management's detailed analysis indicates that the Company's allowance for credit losses on loans should be sufficient to cover credit losses for the life of the loans outstanding as of June 30, 2024, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the credit loss allowance for loans. A separate allowance of $0.5 million for potential credit losses inherent in unused commitments is included in other liabilities at June 30, 2024, unchanged from December 31, 2023.

The following table summarizes activity in the credit allowance for losses on loans for the noted periods:

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the year ended
	June 30,	June 30,	June 30,	June 30,	December 31,
Balances:	2024	2023	2024	2023	2023
Average gross loans outstanding during period (1)	$2,222,996	$2,054,736	$2,156,762	$2,044,302	$2,006,283
Gross Loans outstanding at end of period	$2,234,528	$2,094,391	$2,234,528	$2,094,391	$2,090,075

Allowance for credit losses on loans:
Balance at beginning of period	$23,140	$23,090	$23,500	$23,060	$23,060
Provision charged to expense	921	77	1,018	327	4,058
Charge-offs
Real estate
Residential real estate	—	—	—	—	30
Commercial real estate	2,448	—	2,468	—	2,266
Farmland	—	—	410	1,248	1,248
Total real estate	2,448	—	2,878	1,248	3,544
Other commercial	40	52	326	390	1,349
Consumer loans	326	472	738	866	1,728
Total	$2,814	$524	$3,942	$2,504	$6,621
Recoveries
Real estate
Residential real estate	$60	$—	$60	$205	$206
Commercial real estate	—	17	—	17	274
Farmland	—	—	—	257	—
Total real estate	60	17	60	479	480
Other commercial	103	80	544	1,128	1,538
Consumer loans	230	270	460	520	985
Total	$393	$367	$1,064	$2,127	$3,003
Net loan charge-offs	$2,421	$157	$2,878	$377	$3,618
Balance at end of period	$21,640	$23,010	$21,640	$23,010	$23,500

RATIOS
Net charge-offs to average Loans (annualized)	0.44%	0.03%	0.27%	0.04%	0.18%
Allowance for credit losses on Loans to gross Loans at end of period	0.97%	1.10%	0.97%	1.10%	1.12%
Net loan charge-offs to allowance for credit losses on Loans at end of period	11.19%	0.68%	13.30%	1.64%	15.40%
Net loan charge-offs to provision for credit losses on Loans	262.87%	203.90%	282.71%	115.29%	89.16%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

The Company’s allowance for credit losses on loans at June 30, 2024 represents Management’s best estimate of expected losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $554.2 million at June 30, 2024, and $487.1 million at December 31, 2023, representing approximately 25% of gross loans outstanding at June 30, 2024, and 23% at December 31, 2023. Included in unused commitments are mortgage warehouse lines which are mostly in the form of repurchase lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $232.4 million at June 30, 2024, and $204.5 million at December 31, 2023, while utilization was 54% and 36% respectively.

The increase in utilization during the first half of 2024 was due to new customers in the mortgage warehouse product that ramped up their utilization. Unused commitments exclusive of mortgage warehouse lines and overdraft lines of credit, have increased $43.6 million or 21% for the first six months of 2024 and are due to an increase in new lines of credit and higher utilization on existing lines of credit. The Company also had undrawn letters of credit issued to customers totaling $5.3 million at June 30, 2024, and $5.0 million at December 31, 2023. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the FHLB on the Company’s behalf as security for certain local agency deposits which totaled $95.0 million at June 30, 2024. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches, and our reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the FRB and the FHLB. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we could let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into investments or loans, subject to the Company’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $96.0 million at June 30, 2024, relative to $73.7 million at December 31, 2023.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.9 million during the first half of 2024, to $16.0 million. This decline was a result of the sale/leaseback of two bank-owned branch locations in the first quarter of 2024.

Goodwill was $27.4 million at June 30, 2024, unchanged during the first half of 2024. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. The annual goodwill impairment test was last performed on October 1, 2023, and it was determined that no impairment existed. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2024.

Bank-owned life insurance, with a balance of $53.4 million at June 30, 2024, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$986,927	33.54%	$1,020,772	36.98%
Interest-bearing demand deposits	134,114	4.56%	128,784	4.66%
NOW	403,617	13.72%	405,163	14.67%
Savings	368,169	12.51%	370,806	13.43%
Money market	136,853	4.65%	145,591	5.27%
Time	566,132	19.24%	555,107	20.10%
Brokered deposits	346,598	11.78%	135,000	4.89%
Total deposits	$2,942,410	100.00%	$2,761,223	100.00%

Deposit balances grew by $181.2 million, or 7%, during the first half of 2024 to $2.9 billion at June 30, 2024. Core non-maturity deposits decreased $41.4 million, or 2%, for the first half of 2024, while customer time deposits increased by $11.0 million, or 2% due mostly to an increase in variable rate CD accounts by existing customers seeking higher interest rates on their deposits. Brokered deposits increased $211.6 million during the first half of 2024, or 157%. This was a strategic decision to fund increased usage on mortgage warehouse lines. Overall noninterest-bearing deposits as a percent of total deposits decreased to 33.5% at June, 2024, compared to 37.0% at December 31, 2023.

Overall uninsured deposits are estimated to be approximately $805.4 million, or 27% of total deposit balances, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the Company’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $250 million of combined pass-through FDIC insurance which would more than cover each of the Company’s deposit customers if such customer desired to have such pass-through insurance. The Company maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At June 30, 2024, the Company had approximately 121,000 accounts and the 25 largest deposit balance customers had balances of less than 14% of overall deposits.

OTHER INTEREST-BEARING LIABILITIES

The Company’s non-deposit borrowings may, at any given time, include fed funds purchased from correspondent banks, borrowings from the FHLB, advances from the FRB, securities sold under agreements to repurchase, subordinated notes and/or junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on unsecured lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line consists of both a secured and unsecured component. The secured component depends on the level of pledged collateral.

Total non-deposit interest-bearing liabilities decreased by $239.5 million, during the first half of 2024 primarily due to a decrease in overnight fed funds and short term FHLB borrowings. This was a result of a balance sheet restructure in which bonds with a book yield of 2.61% were sold to pay off higher cost borrowed funds at an average rate of 5.52%.

Customer repurchase agreements increased from $107.1 million at December 31, 2023, to $148.0 million at June 30, 2024. Customer repurchase agreements provide collateral for customers that sweep excess deposit balances each day into a separate repurchase agreement account where the Company effectively sells certain government bonds to customers daily and then repurchases the same bonds on the next business day. Although these accounts are not deposits and are not FDIC insured, they provide customers with larger account balances the ability to have their account secured with collateral.

Overnight and short-term borrowings decreased $280.5.0 million and were paid in full at June 30, 2024, from $280.5 million at December 31, 2023, as mentioned previously as a result of a balance sheet restructure.

Long-term debt at June 30, 2024, consisted of $49.3 million of subordinated debt. This remained relatively unchanged from December 31, 2023. Subordinated debentures related to $35.7 million of trust preferred securities at both June 30, 2024, and December 31, 2023. Trust preferred securities are variable rate instruments benchmarked against the Secured Overnight Financing Rate (SOFR).

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $75.2 million at June 30, 2024, as compared to $77.4 million at December 31, 2023, a decrease of $2.2 million or 3%. The decrease was primarily driven by accrued payables that settled as of June 30, 2024, that were accrued for at December 31, 2023.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

The Company continues to have substantial liquidity though unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio was 76% at both June 30, 2024, and December 31, 2023.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet these short-term needs, we can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.

At June 30, 2024, and December 31, 2023, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	June 30, 2024	December 31, 2023
Cash and cash equivalents	$183,990	$78,602
Unpledged investment securities	533,799	792,965
Excess pledged securities	272,869	382,965
FHLB borrowing availability	672,300	586,726
Unsecured lines of credit	504,785	374,785
Funds available through fed discount window	348,444	392,034
Totals	$2,516,187	$2,608,077

Available funding sources detailed above of $2.5 billion represented 86% of total deposits and 312% of estimated uninsured and/or uncollateralized deposits as of June 30, 2024. Unpledged investment securities include $266.4 million of CLOs. As CLO’s have a rate that resets every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower rate fixed term securities such as US government bonds or municipal bonds.

The Company performs regular stress tests on its liquidity and at this time, believes that we have sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at June 30, 2024, and December 31, 2023. Other sources of liquidity include the brokered deposit market, deposit listing services, Intrafi, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio and gross loans to deposits were 23.45% and 75.95%, respectively, at June 30, 2024, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at June 30, 2024, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that our liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of June 30, 2024, the holding company maintained a cash balance of $15.8 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC.

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

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	June 30, 2024		June 30, 2023
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	10.0%	$13,133	(6.1)%	$(7,322)
+300	7.5%	$9,865	(4.4)%	$(5,297)
+200	5.0%	$6,616	(2.0)%	$(2,428)
+100	2.5%	$3,349	(0.4)%	$(448)
Base
-100	(5.8)%	$(7,612)	(2.1)%	$(2,493)
-200	(11.8)%	$(15,512)	(2.9)%	$(3,542)
-300	(17.4)%	$(22,922)	(5.6)%	(6,762)
-400	(21.9)%	$(28,798)	(8.2)%	(9,866)

For the period ending June 30, 2024, management believes that the Company was asset sensitive, with net income increasing in a rising rate scenario and decreasing in declining rate scenarios.

The shift from being liability sensitive at June 30, 2023 to asset sensitive at June 30, 2024, is due mostly to the decrease in the level of overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings, a decrease in fixed rate bonds (which were sold to payoff higher cost borrowings that reprice daily), combined with an increase in mortgage warehouse line utilization which is very short-term.

The change in net interest income is similar for the up 100, 200, 300, and 400 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to increase by $3.3 million, or 2.5%, relative to a stable interest rate scenario, with the favorable variance increasing as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates, net interest income would drop $7.6 million or a negative variance of 5.8%. The change in net interest income in the down 200 basis point scenario is a decrease of $15.5 million or 11.8%. As a significant portion of the Company’s deposits remain in noninterest-bearing accounts or low-cost deposit accounts, in a down rate scenario, these rates would not change or only change slightly. However, floating rate earning assets (loans and deposits) would reprice downward more than the decline in floating rate liabilities. All interest rate downward shock scenarios are outside of internal policy guidelines, and all upward rate shock scenarios are within internal policy guidelines. Although interest rate downward shock scenarios are outside of internal policy guidelines, the starting point has also increased as a result of the aforementioned balance sheet restructuring. Management also models other down rate scenarios that do not assume a simultaneous shock of all rate curves including short-term and long-term curves.  Given the current inverted rate curve, shocking all curves tends to overstate the sensitivity to a change in rate.  Management evaluates the part of the curve that is most sensitive to rate declines and is currently looking at various balance sheet management strategies to manage the highest risks.

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

CAPITAL RESOURCES

The Company had total shareholders’ equity of $350.0 million at June 30, 2024, comprised of $107.9 million in common stock, $5.3 million in additional paid-in capital, $247.8 million in retained earnings, and accumulated other comprehensive loss of $30.7 million. At the end of 2023, total shareholders’ equity was $338.1 million. The increase in equity during the first half of 2024 is due to net income of $19.6 million, offset by a $6.7 million dividend paid to shareholders, $7.0 million in share repurchases and a $5.3 million favorable swing in other comprehensive income/loss due principally to changes in investment securities’ fair value. The remaining difference is related to equity compensation recognized during the quarter.

The Company approved a new share repurchase program in October 2023 that authorized 1,000,000 shares of common stock for repurchase beginning at the end of the expiration of the share repurchase program on October 31, 2023, and expiring on October 31, 2024. Under the 2023 Share Repurchase Program, there were 357,105 shares repurchased in the first half of 2024 under a Rule 10b5-1 Plan.

The Company uses a variety of measures to evaluate its capital adequacy, including the leverage ratio which is calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. The following table sets forth the Company’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	June 30,	December 31,	to be	Community Bank
	2024	2023	Well Capitalized (1)	Leverage Ratio (2)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	11.60%	11.29%	9.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	10.78%	10.32%	9.00%	N/A
(1)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(2)	If the subsidiary bank’s leverage ratio exceeds the minimum ratio under the community bank leverage ratio framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s leverage ratio falls below the minimum under the community bank leverage ratio framework.
(3)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period.

The federal banking agencies provide a simplified measure of capital adequacy for qualifying community banking organizations by allowing such banking organizations to opt into the community bank leverage ratio framework. The Company’s subsidiary has opted into the community bank leverage ratio framework. This means that if the Company’s subsidiary maintains a leverage ratio greater than 9% , it will be considered to have met the minimum capital requirements, the capital ratio requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject. A qualifying community banking organization with a leverage ratio of greater than 9% may opt into the community bank leverage ratio framework if has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of 5% or less of total consolidated assets. Further, the bank must not be an advance approaches banking organization.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first six months of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal proceedings in various points of the legal process arising from transactions conducted in the ordinary course of business. In the opinion of Management, in consultation with legal counsel, it is not probable that current legal actions will result in an unfavorable outcome that has a material adverse effect on the Company’s consolidated balance sheets, statements of income, statements of comprehensive income, or statements of cash flows. In the event that such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s balance sheet, income statement, comprehensive income/(loss), or cash flows.

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

Stock Repurchases
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1, 2024 - April 30, 2024	48,939	$19.38	48,939	772,124
May 1, 2024 - May 31, 2024	53,227	$21.76	53,227	718,897
June 1, 2024 - June 30, 2024	76,002	$20.56	76,002	642,895
Total	178,168	$20.59	178,168

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 5, 2024	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

August 5, 2024	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

August 5 2024	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer