Form 10-Q
period 2024-09-30
SIERRA BANCORP
filed 2024-11-07
CIK 1130144

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 1, 2024, the registrant had 14,393,598 shares of common stock outstanding, including 221,886 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)	(audited)
Cash and due from banks	$97,632	$73,721
Interest-bearing deposits in banks	35,165	4,881
Total cash & cash equivalents	132,797	78,602
Investment securities
Available-for-sale, net of allowance for credit losses of $0 and $0	706,310	1,019,201
Held-to-maturity, net of allowance for credit losses of $15 and $16	308,971	320,057
Total investment securities	1,015,281	1,339,258
Loans:
Gross loans	2,320,629	2,090,075
Deferred loan costs, net	396	309
Allowance for credit losses on loans	(22,710)	(23,500)
Net loans	2,298,315	2,066,884
Premises and equipment, net	15,647	16,907
Goodwill	27,357	27,357
Bank-owned life insurance	54,000	51,572
Other assets	152,757	149,219
Total assets	$3,696,154	$3,729,799

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,013,743	$1,020,772
Interest-bearing	1,948,416	1,740,451
Total deposits	2,962,159	2,761,223
Repurchase agreements	125,534	107,121
Other borrowings	80,000	360,500
Long-term debt	49,371	49,304
Subordinated debentures	35,794	35,660
Other liabilities	84,598	77,894
Total liabilities	3,337,456	3,391,702

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 14,414,561 and 15,170,372 shares issued and outstanding at September 30, 2024 (unaudited), and December 31, 2023, respectively	108,435	110,446
Additional paid-in capital	5,263	4,581
Retained earnings	273,575	259,050
Accumulated other comprehensive loss	(28,575)	(35,980)
Total shareholders' equity	358,698	338,097
Total liabilities and shareholders' equity	$3,696,154	$3,729,799

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024, and 2023

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$29,998	$24,915	$83,943	$71,736
Taxable securities	11,991	14,375	38,081	39,848
Tax-exempt securities	1,584	2,679	5,164	8,233
Federal funds sold and other	1,225	415	2,065	861
Total interest income	44,798	42,384	129,253	120,678
Interest expense
Deposits	11,980	8,767	32,656	22,710
Federal funds purchased and repurchase agreements	62	817	415	3,335
Federal Home Loan Bank advances	786	3,522	2,954	6,692
Long-term debt	429	429	1,291	1,286
Subordinated debentures	751	762	2,261	2,120
Total interest expense	14,008	14,297	39,577	36,143
Net interest income	30,790	28,087	89,676	84,535
Credit loss expense - loans	1,240	117	2,258	444
Credit loss expense (benefit) - unfunded commitments	120	(150)	130	(240)
Credit loss benefit - debt securities held-to-maturity	(1)	—	(1)	(47)
Net interest income after credit loss expense	29,431	28,120	87,289	84,378
Noninterest income
Service charges and fees on deposit accounts	6,205	6,055	18,114	17,127
Net gain (loss) on sale of securities available-for-sale	73	—	(2,810)	396
Net gain on sale of fixed assets	—	—	3,799	—
Increase in cash surrender value of life insurance	540	558	2,278	1,388
Other income	971	1,149	2,628	3,444
Total noninterest income	7,789	7,762	24,009	22,355
Noninterest expense
Salaries and employee benefits	12,363	12,623	37,589	37,567
Occupancy and equipment costs	2,995	2,482	9,173	7,251
Other	7,452	7,457	23,266	23,704
Total noninterest expense	22,810	22,562	70,028	68,522
Income before taxes	14,410	13,320	41,270	38,211
Provision for income taxes	3,807	3,435	11,074	9,656
Net income	$10,603	$9,885	$30,196	$28,555

PER SHARE DATA
Book value	$24.88	$21.01	$24.88	$21.01
Cash dividends	$0.24	$0.23	$0.70	$0.69
Earnings per share basic	$0.75	$0.68	$2.11	$1.93
Earnings per share diluted	$0.74	$0.68	$2.09	$1.93
Average shares outstanding, basic	14,188,051	14,583,132	14,331,032	14,762,231
Average shares outstanding, diluted	14,335,706	14,636,477	14,437,786	14,791,696

Total shareholders' equity (in thousands)	$358,698	$308,859	$358,698	$308,859
Shares outstanding	14,414,561	14,702,079	14,414,561	14,702,079
Dividends paid (in thousands)	$3,431	$3,407	$10,179	$10,361

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024, and 2023

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income	$10,603	$9,885	$30,196	$28,555
Other comprehensive gain (loss), before tax:
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	3,124	(7,670)	7,704	(7,182)
Less: reclassification adjustment for (gains) losses included in net income (1)	(73)	—	2,810	(396)
Other comprehensive gain (loss), before tax	3,051	(7,670)	10,514	(7,578)
Income tax (expense) benefit related to items of other comprehensive gain	(903)	2,267	(3,109)	2,240
Other comprehensive gain (loss), net of tax:	2,148	(5,403)	7,405	(5,338)
Comprehensive income	$12,751	$4,482	$37,601	$23,217
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expenses associated with the reclassification adjustment were negligible for the three months ended September 30, 2024 and 2023. Income tax expenses (benefits) associated with the reclassification adjustment for the nine months ended September 30, 2024 and 2023 were $0.8 million and $(0.1) million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024, and 2023

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, June 30, 2023	14,811,736	$110,097	$4,887	$251,119	$(56,511)	$309,592
Net income	—	—	—	9,885	—	9,885
Other comprehensive loss, net of tax	—	—	—	—	(5,403)	(5,403)
Restricted shares withheld for taxes	(10,129)	(76)	—	(136)	—	(212)
Restricted stock vested in period	—	374	(374)	—	—	—
Stock-based compensation - stock options	—	—	16	—	—	16
Stock-based compensation - restricted stock	—	—	405	—	—	405
Stock repurchased	(99,528)	(740)	—	(1,260)	—	(2,000)
Excise tax on stock repurchased	—	(17)	—	—	—	(17)
Cash dividends - $0.23 per share	—	—	—	(3,407)	—	(3,407)
Balance, September 30, 2023	14,702,079	$109,638	$4,934	$256,201	$(61,914)	$308,859

Balance, June 30, 2024	14,466,873	$107,929	$5,336	$267,478	$(30,723)	$350,020
Net income	—	—	—	10,603	—	10,603
Other comprehensive gain, net of tax	—	—	—	—	2,148	2,148
Stock options exercised, net of shares surrendered for cashless exercises	27,449	573	(69)	—	—	504
Restricted shares withheld for taxes	(10,138)	(76)	—	(206)	—	(282)
Restricted stock forfeited / cancelled	(19,919)	—	—	—	—	—
Restricted stock vested in period	—	381	(381)	—	—	—
Stock-based compensation - restricted stock	—	—	377	—	—	377
Stock repurchased	(49,704)	(371)	—	(869)	—	(1,240)
Excise tax on stock repurchased	—	(1)	—	—	—	(1)
Cash dividends - $0.24 per share	—	—	—	(3,431)	—	(3,431)
Balance, September 30, 2024	14,414,561	$108,435	$5,263	$273,575	$(28,575)	$358,698

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2022	15,170,372	$112,928	$4,148	$243,082	$(56,576)	$303,582
Net income	—	—	—	28,555	—	28,555
Other comprehensive loss, net of tax	—	—	—	—	(5,338)	(5,338)
Restricted stock granted	29,064	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(11,893)	(89)	—	(159)	—	(248)
Restricted stock forfeited / cancelled	(4,370)	—	—	—	—	—
Restricted stock vested in period	—	454	(454)	—	—	—
Stock-based compensation - stock options	—	—	53	—	—	53
Stock-based compensation - restricted stock	—	—	1,187	—	—	1,187
Stock repurchased	(481,094)	(3,574)	—	(4,916)	—	(8,490)
Excise tax on stock repurchased	—	(81)	—	—	—	(81)
Cash dividends - $0.69 per share	—	—	—	(10,361)	—	(10,361)
Balance, September 31, 2023	14,702,079	$109,638	$4,934	$256,201	$(61,914)	$308,859

Balance, December 31, 2023	14,793,832	$110,446	$4,581	$259,050	$(35,980)	$338,097
Net income	—	—	—	30,196	—	30,196
Other comprehensive gain, net of tax	—	—	—	—	7,405	7,405
Stock options exercised, net of shares surrendered for cashless exercises	27,449	573	(69)	—	—	504
Restricted stock granted	36,114	—	—	—	—	—
Restricted shares withheld for taxes	(15,200)	(114)	—	(269)	—	(383)
Restricted stock forfeited / cancelled	(20,825)	—	—	—	—	—
Restricted stock vested in period	—	634	(634)	—	—	—
Stock-based compensation - stock options	—	—	25	—	—	25
Stock-based compensation - restricted stock	—	—	1,360	—	—	1,360
Stock repurchased	(406,809)	(3,034)	—	(5,223)	—	(8,257)
Excise tax on stock repurchased	—	(70)	—	—	—	(70)
Cash dividends - $0.70 per share	—	—	—	(10,179)	—	(10,179)
Balance, September 30, 2024	14,414,561	$108,435	$5,263	$273,575	$(28,575)	$358,698

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024, AND 2023

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$30,196	$28,555
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sales of securities	2,810	(396)
Realized gain on securities transaction	(66)	—
Gain on disposal of fixed assets	(3,799)	(15)
Stock-based compensation expense	1,385	1,240
Provision for credit losses on loans	2,258	444
Benefit for credit losses on held-to-maturity securities	(1)	(47)
Depreciation and amortization	1,581	1,787
Net amortization on securities premiums and discounts	822	2,199
Net accretion of premiums/discounts for loans acquired	(152)	(232)
Increase in cash surrender value of life insurance policies	(2,278)	(1,388)
Amortization of core deposit intangible	619	657
Increase in interest receivable and other assets	(8,690)	(1,880)
Decrease in other liabilities	8,830	14,105
Deferred income tax benefit	(425)	(347)
Decrease in value of restricted bank equity securities	293	291
Amortization of debt issuance costs	67	67
Net amortization of partnership investment	1,556	453
Net cash provided by operating activities	35,006	45,493
Cash flows from investing activities:
Maturities and calls of securities available-for-sale	82,070	65,581
Proceeds from sales of securities available-for-sale	233,187	25,676
Purchases of securities available-for-sale	(109,481)	(197,153)
Principal pay downs on securities available-for-sale	125,150	34,445
Net purchases of FHLB stock	—	(1,929)
Loan originations and payments, net	(236,269)	(67,519)
Purchases of premises and equipment	(905)	(1,112)
Proceeds from sale of premises and equipment	4,517	26
Proceeds from sales of foreclosed assets	2,732	19,151
Purchase of bank-owned life insurance	(491)	(99)
Investments in variable interest entities	(2,196)	(1,626)
Proceeds from bank -owned life insurance death benefit	341	2,324
Net cash provided by (used in) investing activities	98,655	(122,235)
Cash flows from financing activities:
Increase in deposits	200,936	23,556
(Decrease) increase in Fed funds purchased	(130,000)	10,000
Decrease (increase) in short-term Federal Home Loan Bank advances	(150,500)	8,000
Proceeds from long-term Federal Home Loan Bank advances and other debt	—	80,000
Increase (decrease) in customer repurchase agreements	18,413	(14,304)
Cash dividends paid	(10,179)	(10,361)
Repurchases of common stock	(8,640)	(8,738)
Stock options exercised	504	—
Net cash (used in) provided by financing activities	(79,466)	88,153

Increase in cash and cash equivalents	54,195	11,411
Cash and cash equivalents
Beginning of period	78,602	77,131
End of period	$132,797	$88,542
Supplemental disclosure of cash flow information:
Interest paid	$37,173	$33,993
Income taxes paid	$7,871	$7,455
Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	$2,732	$15,406

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”) and has been the Company’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of September 30, 2024, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. The Company’s growth in the ensuing years has largely been organic in nature but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch and maintains ATMs at all but one branch location as well as at seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, commercial real estate, and mortgage warehouse lending. To support organic growth in the agricultural and commercial lending sectors the Bank opened a loan production office in Templeton, CA in April 2022. In addition, the Bank maintains an administrative office in Roseville, CA. The Company had total assets of $3.7 billion at September 30, 2024. The Company’s deposit accounts, which totaled $3.0 billion at September 30, 2024, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through November 7, 2024, and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2023 have been reclassified to be consistent with the reporting for 2024, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”).

Note 3 – Current Accounting Developments

In March 2023, the FASB issued ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 was effective for the Company on January 1, 2024, and its adoption did not have a significant effect on the Company’s financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 was adopted by the Company on January 1, 2024, and did not have a significant impact on the financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for the Company on January 1, 2025, though early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on the financial statements.

Note 4 – Share Based Compensation

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 194,000 shares granted under the 2017 Plan and options to purchase 106,800 shares that were granted under the 2007 Plan were still outstanding as of September 30, 2024, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was 360,000 shares, and the number remaining available for grant as of September 30, 2024, was 306,052. Any unexercised, unvested, or undistributed portion of any expired, cancelled, terminated, or forfeited awards under the Company’s 2017 Plan are added to the number of shares available to grant under the 2023 Plan. There were 92,882 unvested Restricted Stock Awards issued under the 2017 Plan at September 30, 2024 and are included in shares outstanding. The potential dilutive impact of unexercised stock options and unvested restricted stock is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in the income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilized a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.4 million was reflected in the Company’s income statement during the third quarter of 2024 and $0.3 million during the third quarter of 2023, as expense related to stock options and restricted stock awards. For the first nine months of 2024 and 2023, the charges totaled $1.4 million and $1.2 million, respectively.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 36,114 shares granted to employees of the Company during the first nine months of 2024. As of September 30, 2024, there was $2.2 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 and 2023 plans. That cost is expected to be amortized over a weighted average period of 2.1 years.

The Company’s restricted stock award activity for the nine months ended September 30, 2024, and 2023 is summarized below (unaudited):

	Nine months ended September 30,
	2024		2023
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	238,179	$20.30	175,619	$21.42
Granted	36,114	19.10	29,064	21.50
Vested	(31,222)	19.64	(23,675)	19.17
Forfeited	(21,185)	20.39	(4,370)	22.79
Unvested shares, September 30,	221,886	$20.18	176,638	$21.72

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

The Company’s stock option activity during the nine months ended September 30, 2024, and 2023 are summarized below (dollars in thousands, except per share data, unaudited):

	Nine months ended September 30,
	2024				2023
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	343,449	$25.02		$447	352,249	$25.06		$348
Exercised	(27,449)	$18.38		$253	—	$—		$—
Forfeited/Expired	(15,200)	$27.34		$4	(8,800)	$26.56		$3
Outstanding at September 30,	300,800	$25.51	3.65	$1,013	343,449	$25.02	4.48	$167
Exercisable at September 30,	294,800	$25.48	3.62	$1,003	319,649	$24.86	4.35	$167
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the option holders had all option holders exercised their options on the last day of the period. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 14,188,051 weighted average shares outstanding during the third quarter of 2024 and 14,583,132 during the third quarter of 2023, while there were 14,331,032 weighted average shares outstanding during the first nine months of 2024 and 14,762,231 during the first nine months of 2023.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the third quarter of 2024, calculations under the treasury stock method resulted in the equivalent of 147,655 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while zero shares were excluded from the calculation due to being underwater and thus anti-dilutive. For the third quarter of 2023 the equivalent of 53,345 shares were added in calculating diluted earnings per share, while 278,374 anti-dilutive shares were not factored into the computation. Likewise, for the first nine months of 2024 the equivalent of 106,754 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 255,414 shares that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 29,465 shares and non-inclusion of 326,036 anti-dilutive shares in calculating diluted earnings per share for first nine months of 2023.

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

	September 30, 2024	December 31, 2023
Commitments to extend credit	$585,610	$482,054
Standby letters of credit	$5,041	$5,040

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: mortgage warehouse lines, home equity lines of credit, commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit, unsecured personal lines of credit and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse lines which are in the form of repo lines and are unconditionally cancellable.  Unused commitments on mortgage warehouse lines were $237.7 million at September 30, 2024, and $204.5 million at December 31, 2023.

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

At September 30, 2024, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Note 8 – Fair Value Disclosures and Reporting and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require public business entities to disclose in their financial statement footnotes the estimated fair values of financial instruments. In addition to disclosure requirements, FASB’s standard on investments requires that debt securities that are classified as available-for-sale and any equity securities which have readily determinable fair values be measured and reported at fair value in the statement of financial position. Certain individually identified loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but the Company has not elected the fair value option for any of those financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. Fair value disclosures for deposits include demand deposits, which are, by definition, equal to the amount payable on demand at the reporting date. Fair value calculations for loans reflect exit pricing and incorporate Management’s assumptions with regard to the impact of prepayments on future cash flows and credit quality adjustments based on risk characteristics of various financial instruments, among other things. Since the estimates are subjective and involve uncertainties and matters of significant judgment they cannot be determined with precision, and changes in assumptions could significantly alter the fair values presented.

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	September 30, 2024
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$132,797	$132,797	$—	$—	$132,797
Investment securities available-for-sale	$706,310	$—	$649,953	$56,357	$706,310
Investment securities held-to-maturity	$308,971	$—	$306,103	$—	$306,103
Loans, net	$2,298,315	$—	$2,255	$2,182,161	$2,184,416

Financial liabilities:
Deposits	$2,962,159	$1,013,743	$1,948,677	$—	$2,962,420
Repurchase agreements	$125,534	$—	$105,613	$—	$105,613
Other borrowings	$80,000	$—	$78,963	$—	$78,963
Long-term debt	$49,371	$—	$45,173	$—	$45,173
Subordinated debentures	$35,794	$—	$35,816	$—	$35,816

	December 31, 2023
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$78,602	$78,602	$—	$—	$78,602
Investment securities available-for-sale	$1,019,201	$—	$967,161	$52,040	$1,019,201
Investment securities held-to-maturity	$320,057	$—	$314,924	$—	$314,924
Loans, net	$2,066,884	$—	$5,889	$1,918,654	$1,924,543

Financial liabilities:
Deposits	$2,761,223	$1,020,772	$1,738,566	$—	$2,759,338
Repurchase agreements	$107,121	$—	$74,814	$—	$74,814
Other borrowings	$360,500	$—	$357,900	$—	$357,900
Long-term debt	$49,304	$—	$44,097	$—	$44,097
Subordinated debentures	$35,660	$—	$35,423	$—	$35,423

For financial asset categories that were carried on the balance sheet at fair value as of September 30, 2024, and December 31, 2023, the Company used the following methods and significant assumptions:

●	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities.
●	Individually evaluated loans: Individually evaluated loans are measured based on the fair value of collateral when foreclosure is probable or repayment is expected through the sale or operation of collateral and borrower is experiencing financial difficulty.
●	Foreclosed assets: Repossessed real estate (known as other real estate owned, or “OREO”) and other foreclosed assets are carried at the lower of cost or fair value. Fair value is the appraised value less expected disposition costs for OREO; fair values for any other foreclosed assets are represented by estimated sales proceeds as determined using reasonably available sources. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Fair values for other foreclosed assets are adjusted as necessary, subsequent to a periodic re-evaluation of expected cash flows and the timing of resolution. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2024, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$61,031	$—	$61,031	$—
Mortgage-backed securities	—	80,504	—	80,504	—
State and political subdivisions	—	42,376	—	42,376	—
Corporate bonds	—	—	56,357	56,357	—
Collateralized loan obligations	—	466,042	—	466,042	—
Total available-for-sale securities	$—	$649,953	$56,357	$706,310	$—

	Fair Value Measurements at December 31, 2023, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$102,749	$—	$102,749	$—
Mortgage-backed securities	—	99,544	—	99,544	—
State and political subdivisions	—	194,206	—	194,206	—
Corporate bonds	—	—	52,040	52,040	—
Collateralized loan obligations	—	570,662	—	570,662	—
Total available-for-sale securities	$—	$967,161	$52,040	$1,019,201	$—

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Corporate Bonds
	2024	2023
Balance of recurring Level 3 assets at January 1,	$52,040	$57,435
Total gains or (losses) for the period:
Included in other comprehensive income	4,317	(5,200)
Balance of recurring Level 3 assets at September 30,	$56,357	$52,235

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2024, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral-dependent loans
Real estate:
Commercial real estate	$—	$2,255	$—	$2,255
Total assets measured on a nonrecurring basis	$—	$2,255	$—	$2,255

	Fair Value Measurements at December 31, 2023, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral-dependent loans
Real estate:
Commercial real estate	$—	$5,889	$—	$5,889
Total assets measured on a nonrecurring basis	$—	$5,889	$—	$5,889

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

Note 9 – Investments

Investment Securities

Pursuant to FASB’s guidance on accounting for debt securities, available-for-sale securities are carried on the Company’s financial statements at their estimated fair market values, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. Held-to-maturity securities are carried on the Company’s financial statements at their amortized cost, net of the allowance for credit losses. Amortized cost is adjusted to the fair value of the security upon transfer to held-to-maturity.

Amortized Cost and Estimated Fair Value

(dollars in thousands, unaudited)

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$60,886	$157	$(12)	$—	$61,031
Mortgage-backed securities	80,794	572	(862)	—	80,504
State and political subdivisions	48,190	73	(5,887)	—	42,376
Corporate bonds	65,360	—	(9,003)	—	56,357
Collateralized loan obligations	464,819	1,259	(36)	—	466,042
Total available-for-sale securities	$720,049	$2,061	$(15,800)	$—	$706,310

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,845	$—	$(446)	$4,399	$—
Mortgage-backed securities	132,324	66	(8,153)	124,237	—
State and political subdivisions	171,817	5,650	—	177,467	(15)
Total held-to-maturity securities	$308,986	$5,716	$(8,599)	$306,103	$(15)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$102,823	$23	$(97)	$—	$102,749
Mortgage-backed securities	100,745	21	(1,222)	—	99,544
State and political subdivisions	200,057	572	(6,423)	—	194,206
Corporate bonds	65,273	—	(13,233)	—	52,040
Collateralized loan obligations	573,027	1,113	(3,478)	—	570,662
Total available-for-sale securities	$1,041,925	$1,729	$(24,453)	$—	$1,019,201

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$5,522	$—	$(617)	$4,905	$—
Mortgage-backed securities	142,295	—	(10,441)	131,854	—
State and political subdivisions	172,256	5,909	—	178,165	(16)
Total held-to-maturity securities	$320,073	$5,909	$(11,058)	$314,924	$(16)

An unrealized loss of $26.8 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of September 30, 2024, and is included in accumulated other comprehensive income, net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income each increasing over time.

The Company elected the practical expedient available under the current expected credit losses (“CECL”) accounting standard to exclude accrued interest receivable from the amortized cost basis of all categorizations of investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable is included in other assets on the Company’s balance sheet and as of

September 30, 2024, measured at $8.4 million and $1.7 million for available-for-sale securities and held-to-maturity securities, respectively. Accrued interest receivable as of December 31, 2023, on these same classes of investment securities measured at $12.3 million and $2.4 million, respectively. During the first nine months of 2024 and 2023, no interest receivable on available-for-sale or held-to-maturity securities was reversed against interest income and the Company did not have any held-to-maturity debt securities past due.

A discounted-cash-flow reserve calculation is performed on securities designated as held-to-maturity on a quarterly basis. As of September 30, 2024, an allowance for credit losses of $15 thousand had been established on the Company’s held-to-maturity portfolio, which is a slight decrease from the December 31, 2023 allowance for credit losses of $16 thousand.

The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by nationally recognized statistical rating organizations (“NRSRO”) credit rating:

Held-To-Maturity by Credit Rating

(dollars in thousands, unaudited)

	Held-To-Maturity
	September 30, 2024	December 31, 2023
State and political subdivisions
AAA/Aaa	$59,424	$57,792
AA/Aa	110,920	112,978
A/A2	535	542
Not rated	938	944
Total	$171,817	$172,256

For available-for-sale debt securities in an unrealized loss position for which management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available-sale-debt securities in an unrealized loss position, which do not meet the previously outlined criteria, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent to which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If Management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.

The following table summarizes available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position, including the number of available-for-sale debt securities in an unrealized loss position, as of the dates indicated below.

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		September 30, 2024
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	1	$(12)	$2,988	$—	$—	$(12)	$2,988
Mortgage-backed securities	41	(383)	28,117	(479)	8,749	(862)	36,866
State and political subdivisions	48	—	273	(5,887)	36,084	(5,887)	36,357
Corporate bonds	51	(43)	1,949	(8,960)	54,408	(9,003)	56,357
Collateralized loan obligations	1	(36)	11,365	—	—	(36)	11,365
Total available-for-sale	142	$(474)	$44,692	$(15,326)	$99,241	$(15,800)	$143,933

		December 31, 2023
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	14	$(97)	$46,823	$—	$3,929	$(97)	$50,752
Mortgage-backed securities	321	—	20	(1,222)	94,505	(1,222)	94,525
State and political subdivisions	201	(33)	6,950	(6,390)	125,283	(6,423)	132,233
Corporate bonds	51	(118)	2,316	(13,115)	49,724	(13,233)	52,040
Collateralized loan obligations	47	—	—	(3,478)	393,258	(3,478)	393,258
Total available-for-sale	634	$(248)	$56,109	$(24,205)	$666,699	$(24,453)	$722,808

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Proceeds from sales, calls and maturities of securities available-for-sale	$24,525	$2,100	$315,257	$91,257
Gross gains on sales, calls and maturities of securities available-for-sale	73	—	—	396
Gross losses on sales, calls and maturities of securities available-for-sale	—	—	(2,810)	—
Net gain (loss) on sale of securities available-for-sale	$73	$—	$(2,810)	$396

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2024, and December 31, 2023 (dollars in thousands), are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

	September 30, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$25,263	$25,395	$—	$—
Maturing after one year through five years	19,009	18,829	2,735	2,720
Maturing after five years through ten years	77,856	68,866	18,732	17,592
Maturing after ten years	52,308	46,674	155,195	161,554
Securities not due at a single maturity date:
Mortgage-backed securities	80,794	80,504	132,324	124,237
Collateralized loan obligations	464,819	466,042	—	—
Total	$720,049	$706,310	$308,986	$306,103

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$583	$582	$145	$145
Maturing after one year through five years	40,187	39,916	2,413	2,384
Maturing after five years through ten years	156,541	143,516	19,895	18,350
Maturing after ten years	170,842	164,981	155,325	162,191
Securities not due at a single maturity date:
Mortgage-backed securities	100,745	99,544	142,295	131,854
Collateralized loan obligations	573,027	570,662	—	—
Total	$1,041,925	$1,019,201	$320,073	$314,924

At September 30, 2024, the Company’s investment portfolio included 223 municipal bonds issued by 188 different government municipalities and agencies located within 28 different states, with an aggregate fair value of $219.8 million. The largest exposure to any single municipality or agency was a combined $5.3 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 51 subordinated debentures issued by bank-holding companies totaling $56.4 million (fair value).

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

The Company’s investments in bonds issued by corporations, states, municipalities, and political subdivisions are evaluated in accordance with Financial Institution Letter 48-2012, issued by the FDIC, “Revised Standards of Creditworthiness for Investment Securities,” and other regulatory guidance. Credit ratings are considered in Management’s analysis only as a guide to the historical default rate associated with similarly rated bonds. There have been no significant differences in internal analyses compared with the ratings assigned by the third-party credit rating agencies.

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for the Company’s largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	September 30, 2024		December 31, 2023
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$82,821	$82,250	$146,215	$146,589
California	51,285	49,618	63,316	61,048
Other (20 and 26 states, respectively)	60,449	62,249	115,148	117,006
Total general obligation bonds	194,555	194,117	324,679	324,643

Revenue bonds
State of issuance
Texas	5,436	5,450	8,850	8,899
California	3,575	3,570	3,794	3,735
Other (20 and 15 states, respectively)	16,441	16,706	34,990	35,094
Total revenue bonds	25,452	25,726	47,634	47,728
Total obligations of states and political subdivisions	$220,007	$219,843	$372,313	$372,371

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	September 30, 2024		December 31, 2023
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$9,200	$9,259	$19,113	$19,158
Lease	3,925	4,258	6,323	6,380
Sewer	4,094	3,849	6,070	6,312
Sales tax revenue	1,688	1,665	4,349	4,010
Local or guaranteed housing	1,030	875	—	—
Other (9 and 10 sources, respectively)	5,515	5,820	11,779	11,868
Total revenue bonds	$25,452	$25,726	$47,634	$47,728

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

The Company currently has investments in seven different LIHTC fund limited partnerships made in 2014, 2015, two in 2022, one in 2023, and two in the second quarter of 2024, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act. The Company utilized the cost method of accounting for LIHTC fund investments, under which were initially recorded on the balance sheet an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement reflects tax credits and any other tax benefits from these investments “below the line” within income tax provision, while the initial book value of the investment is amortized on the proportional amortization method as a “below the line” expense, over the time period in which the tax credits and tax benefits are expected to be received.

As of September 30, 2024, the Company’s total LIHTC investment book balance was $22.8 million, which includes $19.1 million in remaining commitments for additional capital contributions. There were approximately $1.4 million in tax credits derived from the Company’s LIHTC investments that were recognized during the nine months ended September 30, 2024, and “below the line” amortization expense of $1.6 million associated with those investments was recorded for the same time period. LIHTC investments are evaluated annually for potential impairment, and the Company concluded that the carrying value of the investments is stated fairly and is not impaired.

As of December 31, 2023, the Company’s total LIHTC investment book balance was $14.4 million, which includes $10.5 million in remaining commitments for additional capital contributions. There were $0.7 million in tax credits derived from LIHTC investments that were recognized during the year ended December 31, 2023, and “below the line” amortization expense of $0.7 million associated with those investments was netted against pre-tax noninterest income for the same time period.

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

Note 10 – Loans and Allowance for Credit Losses

The ACL on the loan portfolio is a valuation allowance deducted from the recorded balance in loans. Under CECL the ACL represents principal which is not expected to be collected over the contractual life of the loans, adjusted for expected prepayment. The ACL is increased by a provision for credit losses charged to expense, and by principal recovered on charged-off balances. It is reduced by principal charge-offs. The amount of the allowance is based on Management’s evaluation of the collectability of the loan portfolio, using information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Adjustments are also made for changes in risk profile, credit concentrations, historical trends, and other economic conditions.

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans, and as a result did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on loans of $7.7 million and $5.6 million at September 30, 2024, and December 31, 2023, respectively is included in other assets on the Company’s balance sheet.

The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level.

Loan Distribution
(dollars in thousands, unaudited)
	September 30, 2024	December 31, 2023
Real estate:
Residential real estate	$388,169	$412,063
Commercial real estate	1,338,794	1,328,224
Other construction/land	5,611	6,256
Farmland	80,589	67,276
Total real estate	1,813,163	1,813,819
Other commercial	168,236	156,272
Mortgage warehouse lines	335,777	116,000
Consumer loans	3,453	3,984
Subtotal	2,320,629	2,090,075
Net deferred loan fees and costs	396	309
Loans, amortized cost basis	2,321,025	2,090,384
Allowance for credit losses	(22,710)	(23,500)
Net Loans	$2,298,315	$2,066,884

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

Nonaccrual Loans
(dollars in thousands, unaudited)
	September 30, 2024
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$42	$—	$42	$—
Commercial real estate	—	2,655	2,655	—
Farmland	7,528	—	7,528	—
Total real estate	7,570	2,655	10,225	—
Other commercial	—	123	123	—
Total	$7,570	$2,778	$10,348	$—

	December 31, 2023
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$414	$—	$414	$—
Commercial real estate	—	7,457	7,457	—
Total real estate	414	7,457	7,871	—
Other commercial	114	—	114	14
Total	$528	$7,457	$7,985	$14

The Company did not recognize any interest on nonaccrual loans during the three or nine months ended September 30, 2024, and would have recognized an additional $0.1 million in interest income on nonaccrual loans during the third quarter and $0.4 million during the first nine months of 2024 had those loans not been designated as nonaccrual. Due to loans being placed on nonaccrual status, during the third quarter and first nine months of 2024, $0.1 million and $0.2 million respectively, of interest receivable on loans was reversed against interest income.

The following table presents the amortized cost basis of collateral-dependent loans by class as of September 30, 2024, and December 31, 2023:

Collateral-Dependent Loans
(dollars in thousands, unaudited)
	September 30, 2024		December 31, 2023
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$42	$—	$414	$—
Commercial real estate	2,655	400	7,457	1,600
Farmland	7,528	—	—	—
Total real estate	10,225	400	7,871	1,600
Other commercial	—	—	114	—
Total Loans	$10,225	$400	$7,985	$1,600

During the first nine months of 2024 the amortized cost balance of collateral-dependent loans increased by $2.2 million due primarily to an agriculture real estate secured loan and a commercial real estate loan, offset by the foreclosure and subsequent sale of an office real estate loan. The weighted average loan-to-value ratio of collateral-dependent loans was 97% at September 30, 2024.  There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2024.

Past Due Loans
(dollars in thousands, unaudited)
	September 30, 2024
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$—	$—	$—	$—	$389,293	$389,294
Commercial real estate	—	79	2,655	2,734	1,333,533	1,336,266
Other construction/land	—	—	—	—	5,628	5,629
Farmland	101	—	7,032	7,133	73,620	80,753
Total real estate	101	79	9,687	9,867	1,802,074	1,811,942
Other commercial	130	108	—	238	169,532	169,770
Mortgage warehouse lines	—	—	—	—	335,777	335,776
Consumer loans	2	—	—	2	3,535	3,537
Total Loans	$233	$187	$9,687	$10,107	$2,310,918	$2,321,025

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$1,768	$—	$—	$1,768	$411,494	$413,262
Commercial real estate	—	—	—	—	1,325,494	1,325,494
Other construction/land	—	—	—	—	6,268	6,268
Farmland	—	—	—	—	67,510	67,510
Total real estate	1,768	—	—	1,768	1,810,766	1,812,534
Other commercial	158	171	14	343	157,417	157,760
Mortgage warehouse lines	—	—	—	—	116,000	116,000
Consumer loans	47	—	—	47	4,043	4,090
Total Loans	$1,973	$171	$14	$2,158	$2,088,226	$2,090,384

Loan Modifications

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, rate reductions, payment deferral, or term extension. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

In certain cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: principal forgiveness, rate reduction, payment deferral, and/or term extension.

The following tables present the amortized cost basis of loans at September 30, 2024, that were both experiencing financial difficulty and modified during the three and nine months ended September 30, 2024, by class and by type of modification. There were no modifications of loans to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands, unaudited):

	Three months ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Real estate:
Farmland	—	—	299	—	0.37%
Total	$—	$—	$299	$—	0.01%

	Nine months ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Real estate:
Other construction/land	—	—	224	—	3.98%
Farmland	—	—	299	—	0.37%
Total real estate	—	—	523	—	0.03%
Other commercial	—	—	153	—	0.09%
Total	$—	$—	$676	$—	0.03%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2024 (dollars in thousands, unaudited):

	Three months ended September 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Farmland	$—	—	10.00

	Nine months ended September 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Other construction/land	$—	—	3.00
Farmland	$—	—	10.00
Other commercial	$—	—	3.99

There were no payment defaults on loans previously modified in the preceding 12 months for either of the periods ending September 30, 2024, and 2023. For the purpose of this disclosure the Company defines a payment default as 90 days past due. The Company had $0.1 million in additional funds committed on loans which have been modified to borrowers experiencing financial difficulty as of September 30, 2024 and none as of September 30, 2023.

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

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021		2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$—	$—	$97,489	$221,091		$7,457	$49,099	$10,336	$3,289	$388,762
Special mention	—	—	—	—		—	261	—	24	285
Substandard	—	—	—	—		—	70	18	159	247
Subtotal	—	—	97,489	221,091		7,457	49,430	10,354	3,472	389,294
Commercial real estate
Pass	85,955	100,706	216,755	45,170		435,589	368,807	26,548	—	1,279,529
Special mention	—	143	—	—		24,360	10,023	1,441	—	35,967
Substandard	—	—	—	—		14,170	6,600	—	—	20,770
Subtotal	85,955	100,849	216,755	45,170		474,119	385,430	27,989	—	1,336,266
Other construction/land
Pass	224	350	—	—		3,451	1,603	—	—	5,629
Special mention	—	—	—	—		—	—	—	—	—
Substandard	—	—	—	—		—	—	—	—	—
Subtotal	224	350	—	—		3,451	1,603	—	—	5,629
Farmland
Pass	12,218	5,348	9,176	11,194		1,887	13,883	7,736	672	62,114
Special mention	—	1,778	—	—		824	8,070	—	—	10,672
Substandard	—	—	—	396		702	6,768	101	—	7,967
Subtotal	12,218	7,126	9,176	11,590		3,413	28,721	7,837	672	80,753
Other commercial
Pass	4,656	18,059	5,037	1,088		6,315	11,616	102,227	997	149,995
Special mention	15	—	—	12		185	8	15,776	3,620	19,616
Substandard	—	70	—	38		—	36	15	—	159
Subtotal	4,671	18,129	5,037	1,138		6,500	11,660	118,018	4,617	169,770
Mortgage warehouse lines
Pass	—	—	—	—		—	—	335,777	—	335,776
Subtotal	—	—	—	—		—	—	335,777	—	335,776
Consumer loans
Pass	848	463	135	60		56	184	1,774	—	3,520
Special mention	—	11	—	—		—	—	2	—	13
Substandard	4	—	—	—		—	—	—	—	4
Subtotal	852	474	135	60		56	184	1,776	—	3,537
Total	$103,920	$126,928	$328,592	$279,049		$494,996	$477,028	$501,750	$8,761	$2,321,025
Gross charge-offs	$1,173	$25	$6	$3	-	$2,438	$413	$281	$—	$4,339

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

Purchased credit deteriorated (“PCD”) loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. As of September 30, 2024, the Company had no loans categorized as PCD.

The model used for calculating the Company’s ACL is refreshed periodically, most recently in the third quarter of 2024. As a result of this refresh process the Company changed to a Multi-factor Regression Model from a Single Factor Regression Model which was used in previous periods. Additionally, legacy peer groups were expanded to include California banks with an asset size between $1.5 billion to $10 billion. The Company’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL adjusted through an entry to the provision for credit losses. For purposes of estimating the Company’s ACL, Management generally evaluates collectively evaluated loans by Federal Call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed periodically, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code multiple factor regression models utilized as of September 30, 2024, for Residential Real Estate loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and House Price Index (HPI). The call code multiple factor regression models utilized as of September 30, 2024, for Commercial Real Estate and Other Construction loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and Gross Domestic Product (GDP). Management selected the National Unemployment Rate, HPI, and GDP as the drivers of quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (“FOMC”) forecast and given the widespread familiarity of stakeholders with these economic metrics.

The quantitative reserves for Farmland, Agricultural Production and Consumer loans are calculated using a Remaining Life methodology where average historical peer loss rates are applied to expected loan balances over an estimated remaining life of loans in calculation of the quantitative portion of collectively evaluated loans in these classes.  The estimated remaining life is calculated using historical peer data. For the Farmland, Agricultural Production and Consumer classes of loans, reasonable and supportable forecasts of the National Unemployment rate, real GDP and the housing price index are considered through estimation of qualitative reserves.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of reserves on collectively evaluated loans. As current and expected conditions may vary compared with conditions over the historical lookback period, which is utilized in the calculation of quantitative reserves, management considers whether additional or reduced reserve levels on collectively evaluated loans may be warranted given the consideration of a variety of qualitative factors. Several of the following qualitative factors (“Q-factors”) considered by management reflect the legacy regulatory guidance on Q-factors, whereas several others represent factors unique to the Company or unique to the current time period.

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

The qualitative portion of the Company’s reserves on collectively evaluated loans are calculated using a combination of numeric frameworks and management judgement to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative reserves is also contingent upon the historical peer, life-of-loan-equivalent, loss rate ranges and the relative weighting of Q-factors according to Management’s judgment.

Although collectively evaluated reserves are generally calculated separately at the call code or loan class level, Management has grouped loan classes with similar risk characteristics into the following portfolio segments:

●	Residential Real Estate
●	Commercial Real Estate
●	Farmland & Agricultural Production
●	Commercial & Industrial
●	Mortgage Warehouse
●	Consumer loans.

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

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves.  As of September 30, 2024 and 2023, the only loans that Management considered to have different risk characteristics from other loans sharing the same Federal Call Report code were loans designated nonaccrual.

The following tables present the activity in the allowance for credit losses by portfolio segment for the quarters ended September 30, 2024, and 2023:

Allowance for Credit Losses

(dollars in thousands, unaudited)

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, June 30, 2024	$2,522	$16,666	$637	$814	$685	$316	$21,640
Charge-offs	—	31	—	(39)	—	(389)	(397)
Recoveries	—	—	—	16	—	211	227
(Benefit) provision for credit losses	(885)	1,445	174	485	(218)	239	1,240
Balance, September 30, 2024	$1,637	$18,142	$811	$1,276	$467	$377	$22,710

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, June 30, 2023	$3,037	$17,373	$497	$1,676	$144	$283	$23,010
Charge-offs	—	—	—	(116)	—	(425)	(541)
Recoveries	—	—	54	170	—	250	474
(Benefit) provision for credit losses	(115)	501	40	(481)	(36)	208	117
Balance, September 30, 2023	$2,922	$17,874	$591	$1,249	$108	$316	$23,060

The following tables present the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2024 and 2023:

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2023	$2,727	$18,554	$586	$1,148	$174	$311	$23,500
Charge-offs	—	(2,438)	(410)	(365)	—	(1,126)	(4,339)
Recoveries	60	—	—	559	—	672	1,291
(Benefit) provision for credit losses	(1,150)	2,026	635	(66)	293	520	2,258
Balance, September 30, 2024	$1,637	$18,142	$811	$1,276	$467	$377	$22,710

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2022	$3,251	$17,732	$458	$1,233	$72	$314	$23,060
Charge-offs	—	—	(1,277)	(476)	—	(1,292)	(3,045)
Recoveries	205	17	1,370	239	—	770	2,601
(Benefit) provision for credit losses	(534)	125	40	253	36	524	444
Balance, September 30, 2023	$2,922	$17,874	$591	$1,249	$108	$316	$23,060

Note 11 – Goodwill

The balance of goodwill at the three and nine months beginning and ended September 30, 2024 and 2023 was $27.4 million. There was no acquired goodwill for the three or nine months ended September 30, 2024 and 2023.

The Company performs its annual goodwill impairment tests annually, or more often if events or circumstances indicate the carrying value may not be recoverable. The annual assessment date was changed to October 1 in 2023 to allow more time for evaluation of impairment.

The Company performed its annual Step 1 goodwill impairment assessment as of October 1, 2023, using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level, exceeded the carrying value. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2024, and has concluded no such events have occurred. Therefore, goodwill was not impaired as of September 30, 2024, and there were no impairment charges related to the Company’s goodwill recorded during the three or nine months ended September 30, 2024 and 2023.

Note 12 – Borrowings and Other Arrangements

Repurchase Agreements – Repurchase agreements represent “sweep accounts,” where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. Repurchase agreements totaled $125.5 million at September 30, 2024, relative to a balance of $107.1 million at December 31, 2023.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term Secured Overnight

Financing Rate (“SOFR”) until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, was $49.4 million at September 30, 2024, and $49.3 million at December 31, 2023.

Subordinated Debentures - Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the SOFR, effective June 30, 2023. At September 30, 2024, and December 31, 2023, the Company’s trust preferred securities totaled $35.8 million and $35.7 million, respectively.

The following table summarizes the Company’s other borrowings as of September 30, 2024, and December 31, 2023:

	September 30, 2024		December 31, 2023
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Federal funds purchased	$—	—	$130,000	5.25%
Short-term FHLB advance	—	—	150,500	3.73%
Long-term FHLB advance	80,000	3.91%	80,000	3.91%
Total other borrowings	$80,000	4.30%	$360,500	4.27%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased – The Company had unsecured available lines of credit with correspondent banks and the FHLB for short-term borrowings totaling $504.8 million at September 30, 2024, and $374.8 million at December 31, 2023. In general, interest rates on these lines approximate the federal funds target rate.

Secured FHLB Borrowings – At September 30, 2024, and December 31, 2023, the Company had secured available lines of credit with the FHLB totaling $618.1 million and $586.7 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Reserve Line of Credit – The Company has an available line of credit with the Federal Reserve Bank (“FRB”) of San Francisco secured by certain loans and investments. At September 30, 2024, and December 31, 2023, the Company had borrowing capacity under this line totaling $342.7 million and $392.0 million, respectively. The Company had no outstanding borrowings on this line of credit as of September 30, 2024, and December 31, 2023.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income.  Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at September 30, 2024 and December 31, 2023. The following table presents the Company’s sources of noninterest income. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,458	$1,375	$4,136	$3,929
Other service charges on deposits	2,713	2,642	7,884	7,057
Debit card interchange income	2,034	2,038	6,094	6,141
Dividends on equity investments(1)	319	275	1,014	772
Unrealized losses recognized on equity investments(1)	—	—	(311)	(291)
Net gain (loss) on sale of securities(1)	73	—	(2,810)	396
Other(1)	1,192	1,432	8,002	4,351
Total noninterest income	$7,789	$7,762	$24,009	$22,355
Percentage of noninterest income not within scope of ASC 606.	20.34%	21.99%	24.55%	23.39%
(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

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

These statements are based on Management’s current expectations regarding economic, legislative, regulatory and other environmental issues that may affect earnings in future periods. Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements.

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	risks associated with fluctuations in interest rates, including the impact on other comprehensive income, the ability for customers to repay on floating or adjustable rates loans, and the impact on costs and demand of deposits and funding, the impact on interest income on earning assets, the impact on valuations of collateral on loans, and the impact on fair value of longer-term assets;
●	risks associated with inflation (including efforts by the FOMC of the FRB to control the same);
●	the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions;
●	liquidity risks, including the ability to effectively manage the potential loss of deposits, the ability to maintain funding lines of credit, and the loss of value of unencumbered investment securities;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	the impact of adverse developments at other banks, including bank failures, that impact general sentiment regarding the stability and liquidity of banks;
●	risks associated with the multitude of or changes to current and prospective banking laws and regulations, and related interpretations, to which the Company is and will be subject;
●	operational risks including the ability to detect and prevent financial reporting errors, operations errors, and fraud;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;

●	the Company’s ability to successfully deploy new technology and manage cyber security risks;
●	the risk to the Company’s operations and ability to serve customers due to the inability of a vendor to meet its service level agreements;
●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the effects of severe weather events, pandemics, other public health crises, acts of war or terrorism, and other external events; and
●	the success of acquisitions or branch expansions, closures or consolidations.

Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2023, and in Item 1A, herein. The Company does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments which have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas:

●	the establishment of the allowance for credit losses, as explained in detail in Note 10 to the consolidated financial statements and in the “Provision for Credit Losses” and “Allowance for Credit Losses” sections of this discussion and analysis;
●	the valuation of individually evaluated loans and foreclosed assets, as discussed in Notes 8 and 10 to the consolidated financial statements;
●	income taxes and related deferred tax assets and liabilities, regarding the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and
●	goodwill and other intangible assets, which are evaluated annually for impairment and for which the Company has determined that no impairment exists, as discussed in the “Other Assets” section of this discussion and analysis.

Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate its most recent expectations regarding those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2024 Compared to Third Quarter 2023

Third quarter 2024 net income was $10.6 million, and $0.74 per diluted share in the third quarter of 2024 as compared to $0.68 per diluted share in the third quarter of 2023. The Company’s annualized return on average equity was 11.95% and annualized return on average assets was 1.14% for the quarter ended September 30, 2024, compared to 12.62% and 1.04%, respectively, for the same quarter in 2023. The primary drivers behind the increase in third quarter net income are as follows:

●	Net income increased 7%, or $0.7 million, to $10.6 million due to higher net interest income, partially offset by an increase in the provision for credit losses.

●	The $2.7 million increase in net interest income was driven by a 36 basis point increase in net interest margin. This is primarily a result of a balance sheet restructuring, including a bond sale, in the first quarter of 2024, along with higher loan yields. Noninterest income was mostly flat for the quarter, with increases in service charge income offset by decreases in other noninterest income, primarily from life insurance proceeds received in 2023 that did not reoccur in 2024.

●	Noninterest expense was $0.2 million higher in the third quarter over the same quarter last year. While salary and benefit costs decreased due to a strategic internal reorganization in the fourth quarter of 2023, this was offset by an increase in occupancy costs, due to the sale leaseback of certain branches in the fourth quarter of 2023.

First Nine Months of 2024 Compared to First Nine Months of 2023

●	Net income increased $1.6 million, or 6%. This was primarily driven by an increase of $5.1 million or 6% in net interest income, due mostly to an overall increase in interest rates on earning assets. While the Company experienced higher yields and balances on loans, this was complemented by a decrease in borrowed funds and a decrease in the rate paid on the remaining balance of borrowed funds. Partially offsetting these positive variances was an increase in the provision for credit losses, and an increase in occupancy expenses from the sale/leaseback of branch buildings in late 2023.

●	The provision for credit losses was $2.4 million, an increase of $2.2 million, primarily due to an increase in net charge-offs in the second quarter of 2024, due to a foreclosure of a single property.

●	Noninterest income increased by $1.7 million, or 7%. Service charges on deposit accounts were $1.0 million higher, due mostly to higher interchange income, an increase in analysis fees, and other transaction-based fees, combined with a net $0.6 million gain, from the balance sheet restructuring earlier in the year.

●	Noninterest expense increased $1.5 million, or 2%, due mostly to increases in rent expense from the sale/ leaseback of branch buildings at the end of 2023.

FINANCIAL CONDITION SUMMARY

September 30, 2024 Relative to December 31, 2023

The Company’s assets totaled $3.7 billion at September 30, 2024, a decrease of $33.6 million, or 1.0% from December 31, 2023. The following provides a summary of key balance sheet changes during the first nine months of 2024:

●	Investment securities decreased $324.0million, or 24.0%, to $1.0 billion primarily due to the sale of bonds from the strategic securities transaction and balance sheet restructuring.

●	Gross loans increased $230.6 million, due to a $219.8 million increase in mortgage warehouse line utilization, a $10.6 million increase in commercial real estate loans, a $13.3 million increase in farmland loans, and a $12.0 million increase in commercial loans. This favorable growth was partially offset by a $23.9 million decrease in residential real estate loans, due to payoffs and paydowns, and smaller declines in construction and consumer loans.

●	Deposits totaled $3.0 billion at September 30, 2024, representing a year-to-date increase of $200.9 million, or 7%. The growth in deposits came mostly from a $175.0 million increase in brokered deposits to fund mortgage warehouse lines, and a $40.6 million increase in transaction accounts offset by smaller declines in customer non-transaction accounts.

●	Other interest-bearing liabilities decreased $262.1 million, from a decrease in overnight borrowings facilitated by the strategic balance sheet restructuring in the first quarter of 2024, and a decrease in FHLB advances, as the Company utilized brokered deposits not only to fund mortgage lines, but to pay down more costly FHLB lines of credit.

Total capital of $358.7 million at September 30, 2024, reflects an increase of $20.6 million, or 6%, compared to December 31, 2023. The increase in capital was due to the addition of $30.2 million in net income, a $7.4 million favorable swing in accumulated other comprehensive income/loss, due principally to changes in investment securities’ fair value, offset by $8.3 million in share repurchases, and $10.2 million in dividends paid. The remaining difference is related to the impact of equity compensation recognized during the first nine months of 2024.

EARNINGS PERFORMANCE

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is noninterest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as BOLI, equity investments, and investment gains. The majority of the Company’s noninterest expense is comprised of operating costs that facilitate offering a full range of banking services to its customers.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $30.8 million, for the third quarter of 2024, a $2.7 million increase, or 10% over the third quarter of 2023.  This increase in interest income for the quarterly comparison was due primarily to an increase in interest income on loans of $5.1 million, augmented by a $0.3 million decrease in interest expense due to the reduction in borrowed funds facilitated by a balance sheet restructuring, partially offset by a related decline in interest income on investments of $2.7 million due to the sale of low yielding investments.

For the third quarter of 2024, although the balance of average interest-earning assets was $74.0 million lower due mostly to lower investment securities, the yield was 37 basis points higher as compared to the same period in 2023. There was a 4 basis point increase in the cost of the Company’s interest-bearing liabilities for the same period, which partially offset some of the higher yields on the asset side.

Net interest income for the comparative year-to-date periods increased $5.1 million, or 6%, due to a strategic change in mix of average interest-earning assets in the fourth quarter of 2023 and the first quarter of 2024. Although the Company realized a $6.7 million increase in income on interest-earning assets due to an increase in interest rates, this change was moderated by a$3.3 million increase in interest expense for rates paid on interest bearing liabilities. There was a $136.1 million, or 7%, increase in average loan and lease balances yielding 45 basis points higher for the same period, while average investment balances decreased $238.5 million, yielding 52 basis points higher for the same period. Average interest-bearing liabilities decreased $82.2 million, mostly in borrowed funds. The cost of interest-bearing liabilities was 28 basis points higher for the comparative periods.

The favorable net impact of the mix and rate change was a 27 basis point increase in the Company’s net interest margin for the nine-months ending September 30, 2024, as compared to the same period in 2023.

Interest expense was $14.0 million for the third quarter of 2024, a decrease of $0.3 million, relative to the third quarter of 2023. For the first nine months of 2024, compared to the same period in 2023, interest expense increased $3.4 million to $39.6 million. The increase in interest expense was attributable to an increase in higher cost brokered deposits to fund mortgage warehouse lines, along with a net overall interest rate increases in customer deposit account balances.

Compounding the effect of interest rate increases, there was a shift in the mix of average deposits with increase in higher yielding money market and time deposit account types. These increases were partially offset by decreases in other borrowed funds. For the first nine months of 2024 compared to the same period in 2023, the average balance of higher cost customer time deposits, interest bearing demand and money market deposits increased $51.4 million, while wholesale brokered deposits increased $112.5 million. Borrowed funds decreased $126.1 million, and lower cost or no cost deposits decreased $194.0 million.

The Company had $1.3 billion in adjustable and variable rate loans and $539.1million in floating rate bonds, as compared to $269.4 million in floating rate CDs and $35.8 million in floating rate trust preferred securities at September 30, 2024. The adjustable-rate loans have repricing frequencies ranging from 30-days to 10-years. Of the $1.3 billion in adjustable and variable rate loans, $719.2 million of such adjustable and variable rate loans reprice or mature in the next twelve months. Based on current rates, of the $719.2 million in adjustable and variable rate loans that reprice or mature over the next twelve months, $153.1 million, or 21%, are expected to reprice higher, while $157.1 million, or 22%, are expected to reprice lower. The remaining balance of $409.0 million is neutral to any repricing adjustment due to maturity or other factors.

The Company’s net interest margin was 3.66% for the third quarter of 2024, and 3.30% for the third quarter of 2023, an increase of 36 basis points, and 3.66% for the first nine months of 2024, as compared to 3.39% for the first nine months of 2023, an increase of 27 basis points. While the yield on interest-earning assets increased 37 basis points for the third quarter of 2024, the cost of interest-bearing liabilities increased four basis points for the same period of comparison. The average balance of interest-earning assets decreased $74.0 million, while the decrease in interest-bearing liabilities was $79.1 million for the same period. The decrease in higher cost borrowed funds over the increase in yield on interest-earning assets improved the net interest margin in the third quarter of 2024 over the same period in 2023.

For the year-to-date comparison the increase in net interest margin of 27 basis points comes from an increase in yield on interest-earning assets of 45 basis points partially offset by an increase in interest rates paid on interest-bearing liabilities of 28 basis points. The average balance of interest-earning assets decreased $102.4 million, while the decrease in interest-bearing liabilities was $82.2 million for the same period. The increase in yield on interest earning assets is over a much larger volume base than of interest-bearing liabilities reflecting the positive change in the net interest margin for the first nine months of 2024.

The level of net interest income recognized in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

The following tables show average balances for significant balance sheet categories and the amount of interest income or interest expense associated with each category for the noted periods. The tables also display calculated yields on each major component of the Company’s investment and loan portfolios, average rates paid on each key segment of the Company’s interest-bearing liabilities, and net interest margin for the noted periods.

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	September 30, 2024			September 30, 2023
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$88,509	$1,225	5.51%	$23,760	$415	6.93%
Taxable	830,054	11,991	5.75%	1,005,372	14,375	5.67%
Non-taxable	199,261	1,584	4.00%	345,645	2,679	3.89%
Total investments	1,117,824	14,800	5.42%	1,374,777	17,469	5.25%

Loans:(3)
Real estate	1,804,099	21,054	4.64%	1,854,055	20,764	4.44%
Agricultural	81,501	1,520	7.42%	37,096	649	6.94%
Commercial	76,633	1,101	5.72%	90,348	1,392	6.11%
Consumer	3,558	78	8.72%	4,303	87	8.02%
Mortgage warehouse lines	303,463	6,227	8.16%	100,549	2,004	7.91%
Other	2,438	18	2.94%	2,381	19	3.17%
Total loans	2,271,692	29,998	5.25%	2,088,732	24,915	4.73%
Total interest-earning assets (4)	3,389,516	44,798	5.31%	3,463,509	42,384	4.94%
Other earning assets	17,062			17,355
Non-earning assets	288,975			275,883
Total assets	$3,695,553			$3,756,747

Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$169,602	$1,170	2.74%	$141,745	$413	1.16%
NOW	393,328	161	0.16%	427,278	68	0.06%
Savings accounts	359,921	93	0.10%	408,158	69	0.07%
Money market	132,804	542	1.62%	127,649	194	0.60%
Time deposits	562,251	6,010	4.25%	557,504	6,514	4.64%
Brokered deposits	327,141	4,004	4.87%	162,065	1,509	3.69%
Total interest-bearing deposits	1,945,047	11,980	2.45%	1,824,399	8,767	1.91%
Borrowed funds:
Repurchase agreements	133,280	60	0.18%	83,222	53	0.25%
Other borrowings	80,169	788	3.91%	330,221	4,286	5.15%
Long-term debt	49,357	429	3.46%	49,268	429	3.45%
Subordinated debentures	35,767	751	8.35%	35,590	762	8.49%
Total borrowed funds	298,573	2,028	2.70%	498,301	5,530	4.40%
Total interest-bearing liabilities	2,243,620	14,008	2.48%	2,322,700	14,297	2.44%
Demand deposits - noninterest-bearing	995,326			1,064,962
Other liabilities	103,571			58,340
Shareholders' equity	353,036			310,745
Total liabilities and shareholders' equity	$3,695,553			$3,756,747
Interest income/interest-earning assets			5.31%			4.94%
Interest expense/interest-earning assets			1.65%			1.64%
Net interest income and margin(5)		$30,790	3.66%		$28,087	3.30%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan (costs) fees and loan acquisition FMV amortization were $(0.4) million and $(0.3) million for the quarters ended September 30, 2024 and 2023, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the nine months ended			For the nine months ended
	September 30, 2024			September 30, 2023
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$49,779	$2,065	5.53%	$21,504	$861	5.35%
Taxable	863,044	38,081	5.88%	991,302	39,848	5.37%
Non-taxable	214,677	5,164	4.06%	353,173	8,233	3.95%
Total investments	1,127,500	45,310	5.52%	1,365,979	48,942	5.00%

Loans:(3)
Real estate	1,804,159	61,706	4.57%	1,860,504	61,491	4.42%
Agricultural	72,946	4,064	7.44%	31,232	1,578	6.76%
Commercial	77,684	3,458	5.95%	81,397	3,564	5.85%
Consumer	3,739	238	8.50%	4,260	263	8.25%
Mortgage warehouse lines	234,470	14,431	8.22%	79,438	4,779	8.04%
Other	2,354	46	2.61%	2,443	61	3.34%
Total Loans	2,195,352	83,943	5.11%	2,059,274	71,736	4.66%
Total interest-earning assets (4)	3,322,852	129,253	5.25%	3,425,253	120,678	4.80%
Other earning assets	17,155			16,680
Non-earning assets	281,952			271,949
Total assets	$3,621,959			$3,713,882
Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$146,443	$2,601	2.37%	$145,316	$731	0.67%
NOW	396,644	393	0.13%	454,900	214	0.06%
Savings accounts	369,371	246	0.09%	431,143	196	0.06%
Money market	136,652	1,428	1.40%	128,856	291	0.30%
Time Deposits	562,571	18,251	4.33%	520,105	17,043	4.38%
Brokered deposits	280,248	9,737	4.64%	167,782	4,235	3.37%
Total interest-bearing deposits	1,891,929	32,656	2.31%	1,848,102	22,710	1.64%
Borrowed funds:
Repurchase agreements	125,742	166	0.18%	88,707	199	0.30%
Other borrowings	99,388	3,203	4.30%	262,755	9,828	5.00%
Long-term debt	49,335	1,291	3.50%	49,246	1,286	3.49%
Subordinated debentures	35,722	2,261	8.45%	35,545	2,120	7.97%
Total borrowed funds	310,187	6,921	2.98%	436,253	13,433	4.12%
Total interest-bearing liabilities	2,202,116	39,577	2.40%	2,284,355	36,143	2.12%
Demand deposits - noninterest-bearing	988,128			1,062,114
Other liabilities	86,061			59,674
Shareholders' equity	345,654			307,739
Total liabilities and shareholders' equity	$3,621,959			$3,713,882
Interest income/interest-earning assets			5.25%			4.80%
Interest expense/interest-earning assets			1.59%			1.41%
Net interest income and margin(5)		$89,676	3.66%		$84,535	3.39%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $(1.1) million and $(0.7) million for the nine months ended September 30, 2024 and 2023, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2024 over 2023				2024 over 2023
	Increase (decrease) due to				Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$1,131	$(86)	$(235)	$810	$1,132	$31	$41	$1,204
Taxable	(2,507)	149	(26)	(2,384)	(5,157)	3,892	(502)	(1,767)
Non-taxable	(1,135)	69	(29)	(1,095)	(3,228)	262	(103)	(3,069)
Total investments (1)	(2,511)	132	(290)	(2,669)	(7,253)	4,185	(564)	(3,632)
Loans:
Real estate	(559)	873	(24)	290	(1,862)	2,142	(65)	215
Agricultural	777	43	51	871	2,107	163	216	2,486
Commercial	(212)	(93)	14	(291)	(162)	59	(3)	(106)
Consumer	(15)	7	(1)	(9)	(32)	9	(2)	(25)
Mortgage warehouse	4,044	59	120	4,223	9,326	111	215	9,652
Other	—	(1)	—	(1)	(2)	(13)	—	(15)
Total loans (1)	4,035	888	160	5,083	9,375	2,471	361	12,207
Total interest-earning assets (1)	$1,524	$1,020	$(130)	$2,414	$2,122	$6,656	$(203)	$8,575
Liabilities:
Interest-bearing deposits:
Demand deposits	$81	564	112	$757	$6	$1,850	14	$1,870
NOW	(6)	107	(8)	93	(28)	237	(30)	179
Savings accounts	(8)	36	(4)	24	(28)	91	(13)	50
Money market	8	327	13	348	18	1,055	64	1,137
Time deposits	56	(555)	(5)	(504)	1,392	(170)	(14)	1,208
Brokered deposits	1,537	475	483	2,495	2,839	1,594	1,069	5,502
Total interest-bearing deposits (1)	1,668	954	591	3,213	4,199	4,657	1,090	9,946
Borrowed funds:
Repurchase agreements	32	(16)	(9)	7	83	(82)	(34)	(33)
Other Borrowings	(3,246)	(1,040)	788	(3,498)	(6,111)	(1,360)	846	(6,625)
Long-term debt	1	(1)	—	—	1	4	—	5
Subordinated debt	4	(15)	—	(11)	11	129	1	141
Total borrowed funds (1)	(3,209)	(1,072)	779	(3,502)	(6,016)	(1,309)	813	(6,512)
Total interest-bearing liabilities (1)	(1,541)	(118)	1,370	(289)	(1,817)	3,348	1,903	3,434
Net interest income (1)	$3,065	$1,138	$(1,500)	$2,703	$3,939	$3,308	$(2,106)	$5,141
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the third quarter of 2024 relative to the third quarter of 2023 was a favorable $3.1 million; this is primarily from a favorable loan volume variance of $4.0 million augmented by a favorable reduction in other borrowed funds. There was a favorable rate variance of $1.1 million from the comparative quarter since the weighted average yield on interest-earning assets more than offset the increase in the average yield unfavorable variance on interest-bearing liabilities. There was an unfavorable mix variance of $1.5 million primarily from the sale of bonds with lower yields that has yet to be deployed into higher yielding assets combined with higher interest rates paid on customer time and brokered deposits. The Company’s net interest margin for the third quarter of 2024 was 3.66%, as compared to 3.30% for the third quarter of 2023.

The volume variance calculated for the first nine months of 2024 relative to the first nine months of 2023 reflects a favorable variance of $3.9 million, a favorable rate variance of $3.3 million, and an unfavorable mix variance of $2.1 million. There were increases in loan balances for a favorable volume variance of $9.4 million which was mostly offset by a $7.3 million decrease in investments, due to the balance sheet restructure in 2023. There was a $6.0 million decrease in borrowed funds, partially offset by a $4.2 million increase in interest-bearing deposits. There was a positive rate variance on interest earning assets of $6.7 million for the first nine months of 2024 partially offset by a $3.3 million rate increase in interest earning liabilities. The Company’s net interest margin for the first nine months of 2024 was 3.66%, as compared to 3.39% in the first nine months of 2023.

At September 30, 2024, approximately 17% of the Company’s total portfolio, or $403.8 million, consists of variable rate loans. At September 30, 2024, outstanding fixed rate loans represented 31% of the loan portfolio. The remaining 52% of the loan portfolio at September 30, 2024, consists of adjustable-rate loans; 59% of these loans (approximately $713.7 million) will not have the ability to reprice for at least another 3 years. Adjustable-rate loans have maturities up to 25 years and are generally adjustable every five years after the initial adjustment, which can vary from 5 to 10 years to initial adjustment. Approximately $162.6 million of these adjustable-rate loans have the ability to reprice in 2024, which is expected to have a positive impact on earnings as most of these adjustable-rate loans were made when rates were lower.

Average interest earning cash balances for the quarter and year-to-date comparisons have increased and have a positive impact on the net interest margin since cash balances have been earning approximately 5.5%. Average cash and due from banks was $88.5 million, an increase of $64.7 million for the third quarter of 2024 as compared to the same period last year, and was $28.3 million higher for the first nine months of 2024 as compared to the same period in 2023.

Overall average investment securities decreased by $321.7 million for the third quarter of 2024, as compared to the same period in 2023, and decreased by $266.8 million for the first nine months of 2024, from the sale of lower yielding bonds from a strategic securities transaction, the proceeds of which were used to paydown higher cost borrowings. The overall investment portfolio had a tax-equivalent yield of 5.27% at September 30, 2024, with an average life of 4.44 years and average effective duration of 1.0 years for available-for-sale securities. Approximately $464.8 million of the investment securities reprice every 90 days and $65.4 million are subordinated debt with an initial fixed rate period of 5 years and floating thereafter.

Variances in interest expense were the result of changes discussed under the “Net Interest Income and Net Interest Margin” heading. In addition, average noninterest-bearing demand deposits decreased $69.6 million or 7% for the third quarter of 2024 as compared to the third quarter of 2023 and decreased $74.0 million or 7% for the first nine months of 2024 as compared to the first nine months of 2023.

PROVISION FOR CREDIT LOSSES ON LOANS

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded a provision for credit losses of $1.2 million for the third quarter of 2024, as compared to a $0.1 million in the third quarter of 2023. There was a year-to-date provision for credit losses on loans of $2.3 million in 2024, as compared to $0.4 million for the same period in 2023. The Company's $1.1 million increase in the provision for credit losses on loans in the third quarter of 2024, as compared to the third quarter of 2023, and the $1.8 million year to date increase in the provision for credit losses on loans, compared to the same period in 2023, was primarily due to the impact of $3.0 million in net charge-offs in the first nine months of 2024, with only $0.4 million in net charge-offs for the first nine months of 2023. The increase in net charge-offs was primarily related to a single office building, which was subsequently foreclosed upon and sold.

The allowance for credit losses on loans is at a level that, in Management’s judgment, is adequate to absorb probable credit losses on loans related to individually identified loans as well as probable credit losses in the remaining loan portfolio.

The Company’s policies for monitoring the adequacy of the allowance, determining loan balances that should be charged off, and other detailed information with regard to changes in the allowance are discussed in Note 10 to the consolidated financial statements, and below, under “Allowance for Credit Losses.” The process utilized to establish an appropriate credit allowance for losses on loans can result in a high degree of variability in the Company’s credit loss provision, and consequently in net earnings.

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
Noninterest income:	2024	2023	2024	2023
Service charges and fees on deposit accounts	$6,205	$6,055	$18,114	$17,127
Net gain (loss) on sale of securities available-for-sale	73	—	(2,810)	396
Gain on sale of fixed assets	—	—	3,799	—
Bank-owned life insurance	540	558	2,278	1,388
Other	971	1,149	2,628	3,444
Total noninterest income	$7,789	$7,762	$24,009	$22,355
As a % of average interest-earning assets (1)	0.91%	0.89%	0.97%	0.87%

Noninterest expense:
Salaries and employee benefits	$12,363	$12,623	$37,589	$37,567
Occupancy and equipment costs	2,995	2,482	9,173	7,251
Advertising and marketing costs	381	723	1,061	1,646
Data processing costs	1,555	1,369	4,744	4,433
Deposit services costs	2,150	2,048	6,302	6,603
Loan services costs
Loan processing	184	174	424	452
Foreclosed assets	—	(60)	—	665
Other operating costs	959	765	2,980	3,244
Professional services costs				.
Legal & accounting services	547	493	1,976	1,623
Director's costs	501	732	2,401	1,733
Other professional service	775	707	2,167	2,053
Stationery & supply costs	120	148	382	414
Sundry & tellers	280	358	829	838
Total noninterest expense	$22,810	$22,562	$70,028	$68,522
As a % of average interest-earning assets (1)	2.68%	2.58%	2.82%	2.67%
(1)	Annualized

Noninterest Income:

Total noninterest income was unchanged for the quarter ended September 30, 2024, as compared to the same quarter in 2023, and increased $1.7 million, or 7% for the year-to-date period ended September 30, 2024, as compared to the same period in 2023. The year-to-date comparison was impacted by an increase in service charge income on deposit accounts, favorable fluctuations in income on Bank-Owned Life Insurance (BOLI) with underlying investments mapped directly to the Company’s deferred compensation plan and a net gain on the balance sheet restructure earlier in the year. Offsetting these positive variances was a decrease in other income which is related to life insurance proceeds received in 2023 with no like proceeds in 2024.

The Company maintains a non-qualified deferred compensation plan for officers and directors, which allows the participant to defer a portion of their earnings tax-free. Participants are allowed to choose different hypothetical investment alternatives to determine their individualized return on their deferred compensation. The Company has chosen to offset the cost of this liability with BOLI which is funded based on deferral elections from the participants. Although the BOLI is not directly tied to the deferred compensation plan, the BOLI is invested in similar fund types as those selected by the participants. There is some inefficiency in net earnings of the BOLI asset as compared to the deferred compensation liability created by the cost of insurance, differences in balances, and differences in individual fund performance. During the third quarter, and first nine months of 2024, earnings from the BOLI was $0.3 million, and $1.5 million, respectively, while additional expense from the related deferred compensation liability was $0.3 million, and $1.7 million, respectively. Most of such expense is reported as professional fees under directors’ fees as such expense is related to deferral of past directors’ fees. Specifically, $0.2 million for the quarterly comparison, and $1.4 million for the year-to-date comparison, respectively, is reflected as directors’ fees as part of the overall professional fees expense line item. The tax benefit of having tax-free earnings with tax-deductible expense was $0.2 million during the third quarter of 2024, and $1.0 million for the first nine-months of 2024.

Service charges on customer deposit account income increased by $0.2 million, or 2%, to $6.2 million in the third quarter of 2024 as compared to the third quarter of 2023 and by $1.0 million, or 6%, in the first nine months of 2024, as compared to the same period in 2023. These increases in the quarterly comparison are primarily from overdraft fees while the year-to-date comparisons are primarily a result of higher interchange and ATM fees, along with increased service charges on analysis accounts.

In the “other” category of noninterest income there was a $0.2 million decrease in the third quarter of 2024 as compared to the third quarter of 2023, and a $0.8 million decrease in the first nine months of 2024 as compared to the same period in 2023. Both the quarterly and year-to-date comparisons were negatively impacted by a decrease in life insurance proceeds.

Noninterest Expense:

Total noninterest expense increased by $0.2 million, or 1%, in the third quarter of 2024, relative to the third quarter of 2023, and by $1.5 million, or 2%, for the first nine months of 2024, as compared to the same period in 2023.

Salaries and Benefits were $0.3 million, or 2%, lower in the third quarter of 2024 as compared to the third quarter of 2023, and unchanged for the first nine months of 2024, compared to the same period in 2023. The Company made strategic decisions in 2023, that created operational efficiencies and reduced costs. While the number of full-time equivalent employees did not change for the first nine months of 2024, compared to the year ending December 31, 2023, the composition of the workforce changed resulting in reduced salaries and benefits costs, during the third quarter of 2024.  There were 489 full-time equivalent employees at September 30, 2024 as compared to 489 at December 31, 2023, and 487 at September 30, 2023.

Occupancy expenses increased by $0.5 million, and $1.9 million for the third quarter, and the first nine months of 2024 as compared to the same periods in 2023. The reason for the increases in both comparisons is due to increased rent expense from the sale/leaseback transactions in the fourth quarter of 2023, and first quarter of 2024.

Other noninterest expense was unchanged for the third quarter 2024, as compared to the third quarter in 2023, and decreased $0.4 million, or 2% for the first nine months of 2024, as compared to the same period in 2023. While the variances for the third quarter of 2024, compared to the same period in 2023 offset each other, the primary differences were decreases in marketing costs, which is timing related, and a favorable variance in directors deferred compensation expense, linked to the changes in BOLI income. These favorable variances were offset by higher communications costs, audit and review costs and loan management software costs. The Company implemented new loan origination and management software to better serve its customers, and to create operational efficiencies. For the year-over-year comparison, the categories of variance were the same as with the quarterly comparison, except for an unfavorable variance in directors deferred compensation expense, offset by favorable variances in debit card processing and ATM network costs, from a branding change to VISA from Mastercard last year, and the subsequent costs in 2023 related to that change. Additionally, there was a decrease in foreclosed asset costs, due to a foreclosure and subsequent sale of one large credit relationship in early 2023.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 26.4% of pre-tax income in the third quarter of 2024, relative to 25.8% in the third quarter of 2023, and 26.8% of pre-tax income for the first nine months of 2024, relative to 25.3% for the same period in 2023. The increase in effective tax rate for both the quarterly and year-to-date comparisons is due to the tax credits, and tax-exempt income representing a smaller percentage of total taxable income.

BALANCE SHEET ANALYSIS

EARNING ASSETS

The Company’s interest-earning assets are comprised of loans and investments, including overnight investments and surplus balances held in interest-earning accounts in its FRB account. The composition, growth characteristics, and credit quality of both of those components are significant determinants of the Company’s financial condition. Investments are analyzed in the section immediately below, while the loan portfolio and other factors affecting earning assets are discussed in the sections following investments.

INVESTMENTS

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in its FRB account, and overnight fed funds sold. The Company’s investments can serve several purposes, including the following: 1) they can provide liquidity for potential funding needs; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with structural characteristics that can be changed more readily than loan or deposit portfolios, as might be required for interest rate risk management purposes; 4) they are another interest-earning option for the placement of surplus funds when loan demand is light; and 5) they can provide partially tax exempt income.

The investment portfolio is reflected on the balance sheet as investment securities and totaled $1.0 billion, or 27% of total assets at September 30, 2024, and $1.3 billion, or 36% of total assets at December 31, 2023. The decrease was due to the sale of bonds from the strategic securities transaction. The bonds sold had an average book yield of 2.61% and were used to paydown borrowed funds at an average rate of 5.52%.

The Company carries “available-for-sale” investments at their fair market values and “held-to-maturity” investments at amortized cost, net of allowance for credit losses. The Company currently has the intent and ability to hold investment securities to maturity, but the securities are all marketable. The expected effective duration was 1.0 years for available-

for-sale investments and 5.6 years for held-to-maturity investments at September 30, 2024, as compared to 1.4 years for available-for-sale investments and 5.9 years for held-to-maturity investments at December 31, 2023.

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2024		December 31, 2023
	Carrying Amount	Percent	Carrying Amount	Percent
Available-for-sale
U.S. government agencies	$61,031	6.01%	$102,749	7.67%
Mortgage-backed securities	80,504	7.93%	99,544	7.43%
State and political subdivisions	42,376	4.17%	194,206	14.50%
Corporate bonds	56,357	5.55%	52,040	3.89%
Collateralized loan obligations	466,042	45.91%	570,662	42.61%
Total available-for-sale	706,310	69.57%	1,019,201	76.10%
Held-to-maturity
U.S. government agencies	4,845	0.48%	5,522	0.41%
Mortgage-backed securities	132,324	13.03%	142,295	10.62%
State and political subdivisions	171,802	16.92%	172,240	12.86%
Total held-to-maturity	308,971	30.43%	320,057	23.90%
Total securities	$1,015,281	100.00%	$1,339,258	100.00%

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the FHLB and the FRB, customer repurchase agreements, and other purposes as required or permitted by law totaled $463.9 million at September 30, 2024, and $551.5 million at December 31, 2023, leaving $551.4 million in unpledged debt securities at September 30, 2024, and $787.8 million at December 31, 2023. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $286.4 million at September 30, 2024, and $383.0 million at December 31, 2023.

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both September 30, 2024 and December 31, 2023 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for Management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of September 30, 2024 and December 31, 2023, was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	US Government Agencies are supported by the full faith and creditworthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either September 30, 2024, or December 31, 2023.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either September 30, 2024, or December 31, 2023.

●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio. On a quarterly basis management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both September 30, 2024 or December 31, 2023 management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly; these metrics include credit quality, reserve adequacy, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of September 30, 2024 or December 31, 2023 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both September 30, 2024 or December 31, 2023 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads due to changes in supply or demand, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

LOAN PORTFOLIO

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances in the table are after deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs. While not reflected in the loan totals and not currently comprising a material segment of lending activities, the Company also occasionally originates and sells, or participates out portions of loans to non-affiliated investors.

Loan Distribution

(dollars in thousands, unaudited)

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Real estate:
Residential real estate	$389,294	16.77%	$413,262	19.77%
Commercial real estate	1,336,266	57.56%	1,325,494	63.41%
Other construction/land	5,629	0.24%	6,268	0.30%
Farmland	80,753	3.48%	67,510	3.23%
Total real estate	1,811,942	78.06%	1,812,534	86.71%
Other commercial	169,770	7.31%	157,760	7.54%
Mortgage warehouse lines	335,776	14.48%	116,000	5.55%
Consumer loans	3,537	0.15%	4,090	0.20%
Total loans	$2,321,025	100.00%	$2,090,384	100.00%

Gross loans at $2.3 billion, increased $230.6 million or 11% during the first nine months of 2024. There was a $219.8 million favorable change in mortgage warehouse lines, a $13.2 million increase in farmland loans, a $10.7 million increase in commercial real estate loans, and a $12.0 million increase in other commercial loans. Counterbalancing these positive loan variances were loan paydowns and maturities resulting in net declines in residential real estate loans.

As indicated in the loan roll forward below, new credit extended for the third quarter of 2024, increased on a linked-quarter basis, but decreased $7.7 million over the same period in 2023, and decreased $22.1 million for the year-to-date comparisons. The Company also had $48.4 million in loan paydowns and maturities; however, increases in mortgage warehouse and credit line utilization of $73.3 million had a positive impact in the third quarter. The year-to-date decline in new credit extended compared to the same period in 2023, is attributable to competitive pressures in the Company’s market for strong credit relationships, combined with a lower loan demand overall due to the current high interest rate environment.

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:			For the nine months ended:
	September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Gross loans beginning balance	$2,234,528	$2,156,864	$2,094,391	$2,090,075	$2,052,940
New credit extended	61,239	40,313	68,980	136,518	158,619
Changes in line of credit utilization (1)	11,572	(10,412)	(22,517)	(23,768)	(41,685)
Change in mortgage warehouse	61,718	70,498	(3,032)	219,778	42,146
Pay-downs, maturities, charge-offs and amortization	(48,428)	(22,735)	(37,012)	(101,974)	(111,210)
Gross loans ending balance	$2,320,629	$2,234,528	$2,100,810	2,320,629	2,100,810
(1)	Change does not include new balances on lines of credit extended during the respective periods as such balances are included as part of “New credit extended” line above.

Over the past several years, the Company has strategically focused on reducing concentrations in commercial real estate, especially amongst areas management deemed to be higher risk such as construction, office real estate, and hospitality. At September 30, 2024, the total regulatory CRE concentration ratio of total CRE over Tier 1 Capital plus allowance was 236.43% as compared to 242.88% at December 31, 2023, and 243.07% at September 30, 2023. Further, the overall level of construction and land development lending had declined to 1% of regulatory capital plus allowance for credit losses at September 30, 2024. At September 30, 2024, non-owner occupied commercial real estate includes $304.7 million of retail; $142.1 million of warehouse/industrial; $172.9 million of office; and $200.9 million of hospitality. Approximately $172.9 million, or 5% of the office real estate matures in less than two years.

Unused commitments, excluding mortgage warehouse and overdraft lines, were $237.7 million at September 30, 2024, compared to $203.6 million at December 31, 2023. Total line utilization, excluding mortgage warehouse and overdraft lines, was 59.2% at September 30, 2024, and 62.3% at December 31, 2023. Mortgage warehouse utilization increased to 54.6% at September 30, 2024, as compared to 36.2% at December 31, 2023.The increase in mortgage warehouse utilization during the first nine months of 2024 was due to $297.6 million in new mortgage warehouse lines and subsequent utilization of those lines.

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

Nonperforming assets

(dollars in thousands, unaudited)

	September 30, 2024	December 31, 2023	September 30, 2023
Nonperforming Loans:
Real estate:
Residential real estate	$42	$414	$446
Commercial real estate	2,655	7,457	—
Farmland	7,528	—	—
Total Real Estate nonperforming loans	10,225	7,871	446
Other commercial	123	114	335
Total Nonperforming Loans	10,348	7,985	781

Total Nonperforming Assets	$10,348	$7,985	$781
Nonperforming loans as a % of total gross loans	0.45%	0.38%	0.04%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.45%	0.38%	0.04%

Total nonperforming assets, comprised of nonaccrual loans, increased by $2.4 million to $10.3 million for the first nine months of 2024. The Company's ratio of nonperforming loans to gross loans increased to 0.45% at September 30, 2024, from 0.38% at December 31, 2023. The increase in nonperforming loans resulted from a loan collateralized by agricultural property specifically related to dairy farming and an office commercial real estate loan. This increase was offset by the foreclosure, and subsequent first quarter 2024 sale of an office commercial real estate property which was nonperforming at December 31, 2023. All the Company's nonperforming assets are individually evaluated for credit loss quarterly and management believes the established allowance for credit loss on such loans is appropriate.

There were no foreclosed assets at September 30, 2024, and December 31, 2023, however, when the Company does own foreclosed assets, they are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each non-accruing loan and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but the Company cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $0.4 million in loans past due 30-89 days at September 30, 2024. This is a decrease of $1.7 million over the balance at December 31, 2023. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

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

The Company's allowance for credit losses on loans was $22.7 million at September 30,  2024, and $23.5 million at December 31, 2023. The allowance was 0.98% of gross loans at September 30, 2024, and 1.12% of total loans at December 31, 2023. The decrease in the allowance resulted from a reduction in specific individual reserves on individually evaluated loans due to the charge-off associated with one commercial real estate loan. Management's detailed analysis indicates that the Company's allowance for credit losses on loans should be sufficient to cover credit losses for the life of the loans outstanding as of September 30, 2024, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the credit loss allowance for loans. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce the Company to augment or reduce the allowance. The Company calculates the allowance for credit losses using a combination of quantitative and qualitative factors applied to loans segmented by call report category. The largest increase in loan balances was from mortgage warehouse lines which has the lowest reserve rate in the allowance for credit losses at 0.14%. Therefore, at September 30, 2024, approximately $0.5 million of the allowance for credit losses is attributable to mortgage warehouse lines.  A separate allowance of $0.06 million for potential credit losses inherent in unused commitments is included in other liabilities at September 30, 2024, an increase of $0.1 million, from December 31, 2023.

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the year ended
	September 30,	September 30,	September 30,	September 30,	December 31,
Balances:	2024	2023	2024	2023	2023
Average gross loans outstanding during period (1)	$2,271,692	$2,088,732	$2,195,352	$2,059,274	$2,006,283
Gross Loans outstanding at end of period	$2,320,629	$2,100,810	$2,320,629	$2,100,810	$2,090,075

Allowance for credit losses on loans:
Balance at beginning of period	$21,640	$23,010	$23,500	$23,060	$23,060
Provision charged to expense	1,240	117	2,258	444	4,058
Charge-offs
Real estate
Residential real estate	—	—	—	—	30
Commercial real estate	(30)	—	2,438	—	2,266
Farmland	—	—	410	1,248	1,248
Total real estate	(30)	—	2,848	1,248	3,544
Other commercial	39	115	365	505	1,349
Consumer loans	388	426	1,126	1,292	1,728
Total	$397	$541	$4,339	$3,045	$6,621
Recoveries
Real estate
Residential real estate	$—	$—	$60	$205	$206
Commercial real estate	—	—	—	17	274
Farmland	—	—	—	257	—
Total real estate	—	—	60	479	480
Other commercial	16	224	559	1,352	1,538
Consumer loans	211	250	672	770	985
Total	$227	$474	$1,291	$2,601	$3,003
Net loan charge-offs	$170	$67	$3,048	$444	$3,618
Balance at end of period	$22,710	$23,060	$22,710	$23,060	$23,500

RATIOS
Net charge-offs to average Loans (annualized)	0.03%	0.01%	0.18%	0.03%	0.18%
Allowance for credit losses on Loans to gross Loans at end of period	0.98%	1.10%	0.98%	1.10%	1.12%
Net loan charge-offs to allowance for credit losses on Loans at end of period	0.75%	0.29%	13.42%	1.93%	15.40%
Net loan charge-offs to provision for credit losses on Loans	13.71%	57.26%	134.99%	100.00%	89.16%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $589.7 million at September 30, 2024, and $487.1 million at December 31, 2023, representing approximately 25% of gross loans outstanding at September 30, 2024, and 23% at December 31, 2023. Included in unused commitments are mortgage warehouse lines which are mostly in the form of repurchase lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $279.2 million at September 30, 2024, and $204.5 million at December 31, 2023, while utilization was 55% and 36%, respectively.

The increase in utilization during the first nine months of 2024 was due to new customers in the mortgage warehouse product that ramped up their utilization. Unused commitments exclusive of mortgage warehouse lines and overdraft lines of credit, have increased $34.1 million or 17% for the first nine months of 2024 and are due to an increase in new lines of credit and higher utilization on existing lines of credit. The Company also had undrawn letters of credit issued to customers totaling $5.3 million at September 30, 2024, and $5.0 million at December 31, 2023. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should the Company be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the FHLB on the Company’s behalf as security for certain local agency deposits which totaled $77.7 million at September 30, 2024. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. The Company’s balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held in the branches, and the reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the FRB and the FHLB. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company could let brokered deposits or other wholesale borrowings roll off as they mature, or invest excess liquidity into investments or loans, subject to the Company’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $97.6 million at September 30, 2024, relative to $73.7 million at December 31, 2023.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $1.3 million during the first nine months of 2024, to $15.6 million. This decline was a result of the sale/leaseback of two bank-owned branch locations in the first quarter of 2024.

Goodwill was $27.4 million at September 30, 2024, unchanged during the first nine months of 2024. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. The annual goodwill impairment test was last performed on October 1, 2023, and it was determined that no impairment existed. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2024.

Bank-owned life insurance, with a balance of $54.0 million at September 30, 2024, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$1,013,743	34.23%	$1,020,772	36.98%
Interest-bearing demand deposits	206,094	6.96%	128,784	4.66%
NOW	389,578	13.15%	405,163	14.67%
Savings	356,725	12.04%	370,806	13.43%
Money market	135,948	4.59%	145,591	5.27%
Time	550,121	18.57%	555,107	20.10%
Brokered deposits	309,950	10.46%	135,000	4.89%
Total deposits	$2,962,159	100.00%	$2,761,223	100.00%

Deposit balances grew by $200.9 million, or 7%, during the first nine months of 2024 to $3.0 billion at September 30, 2024. Core non-maturity deposits increased by $31.0 million, or 6%, for the first nine months of 2024, while customer time deposits decreased by $5.0 million, or 1%. Wholesale brokered deposits increased $175.0 million during the first nine months of 2024, or 130%. This was a strategic decision to fund increased usage on mortgage warehouse lines. Overall noninterest-bearing deposits as a percent of total deposits decreased to 34.2%, at September 30, 2024, compared to 37.0% at December 31, 2023.

Overall uninsured deposits are estimated to be approximately $816.2 million, or 28% of total deposit balances, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the Bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep (ICS) account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $265 million per customer of pass-through FDIC insurance, which would more than cover each of the Bank’s deposit customers if such customer desired to have such pass-through insurance. The Bank maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At September 30, 2024, the Company had approximately 120,000 accounts and the 25 largest deposit balance customers had balances of approximately 15% of overall deposits.

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

Total non-deposit interest-bearing liabilities decreased by $262.1 million, during the first nine months of 2024 primarily due to a decrease in overnight fed funds and short term FHLB borrowings. This was a result of a balance sheet restructure in which bonds with a book yield of 2.61% were sold to pay off higher cost borrowed funds at an average rate of 5.52%.

Customer repurchase agreements increased from $107.1 million at December 31, 2023, to $125.5 million at September 30, 2024. Customer repurchase agreements provide collateral for customers that sweep excess deposit balances each day into a separate repurchase agreement account where the Company effectively sells certain government bonds to customers daily and then repurchases the same bonds on the next business day. Although these accounts are not deposits and are not FDIC insured, they provide customers with larger account balances the ability to have their account secured with collateral.

Overnight and short-term borrowings decreased $280.5 million and were paid in full at September 30, 2024, from $280.5 million at December 31, 2023, as mentioned previously as a result of a balance sheet restructure.

Long-term debt at September 30, 2024, consisted of $49.4 million of subordinated debt. This remained relatively unchanged from December 31, 2023. Subordinated debentures related to $35.8 million of trust preferred securities at both September 30, 2024, and December 31, 2023. Trust preferred securities are variable rate instruments benchmarked against the Secured Overnight Financing Rate (SOFR).

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $84.0 million at September 30, 2024, as compared to $77.4 million at December 31, 2023, an increase of $6.6 million or 8%. The increase was primarily driven by accrued payables that as of September 30, 2024, had not settled .

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

The Company continues to have substantial liquidity though unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio was 78% at September 30, 2024, and 76% at December 31, 2023.

Liquidity management refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by Management on a monthly basis, with various stress scenarios applied to assessthe Company’s ability to meet liquidity needs under unusual or adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored, the Company is committed to maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet these short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.

At September 30, 2024, and December 31, 2023, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	September 30, 2024	December 31, 2023
Cash and cash equivalents	$132,797	$78,602
Unpledged investment securities	556,231	792,965
Excess pledged securities	286,355	382,965
FHLB borrowing availability	618,142	586,726
Unsecured lines of credit	504,785	374,785
Funds available through fed discount window	342,711	392,034
Totals	$2,441,021	$2,608,077

Available funding sources detailed above of $2.4 billion represented 82% of total deposits and 299% of estimated uninsured and/or uncollateralized deposits as of September 30, 2024. Unpledged investment securities include $266.4 million of CLOs. As CLO’s have a rate that resets every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower rate fixed term securities such as US government bonds or municipal bonds.

The Company performs regular stress tests on its liquidity and at this time, Management believes that it has sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since the Company utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at September 30, 2024, and December 31, 2023. Other sources of liquidity include the brokered deposit market, deposit listing services, Intrafi, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio and gross loans to deposits were 22.59% and 78.34%, respectively, at September 30, 2024, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at September 30, 2024, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that the liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of September 30, 2024, the holding company maintained a cash balance of $11.0 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC.

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. The Company’s market risk exposure is primarily that of interest rate risk, and has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital under a variety of interest rate scenarios.

To identify areas of potential exposure to interest rate changes, the Company utilizes commercially available modeling software to perform monthly earnings simulations and calculate the Company’s market value of portfolio equity under varying interest rate scenarios. The model imports relevant information for the Company’s financial instruments and incorporates Management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Assumptions regarding deposit betas in the up cycles can range from 25 to 100% and from 0 to 50% in the down cycles depending on the deposit type. Deposit decay rate assumptions range from 5 to 10% and are based on historical averages. Prepayment speeds are based on three-year historical averages. Various rate scenarios consisting of key rate and yield curve projections are then applied in order to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, the Company typically uses at least eight other interest rate scenarios in conducting rolling 12-month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations considering economic conditions and expectations at the time. Pursuant to policy guidelines, the Company generally attempts to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point interest rate shock, 10% for a 200 basis point shock, 15% for a 300 basis point shock, and 20% for a 400 basis point shock.

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	September 30, 2024		September 30, 2023
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	9.0%	$12,006	(2.2)%	$(2,606)
+300	6.9%	$9,153	(1.6)%	$(1,880)
+200	4.7%	$6,295	(0.9)%	$(1,132)
+100	2.5%	$3,385	(0.4)%	$(520)
Base
-100	(5.2)%	$(6,954)	(3.2)%	$(3,872)
-200	(10.4)%	$(13,795)	(5.0)%	$(6,062)
-300	(15.4)%	$(20,469)	(9.1)%	$(11,051)
-400	(18.4)%	$(24,467)	(13.4)%	$(16,227)

The above table is for parallel interest rate shocks for all rate curves and represents an extreme scenario. Management utilizes this as a starting point for determining its overall interest rate risk strategy.  Based on the interest rate shocks, for the period ending September 30, 2024, management believes that the Company is more asset sensitive than is was a year ago.

This shift is due mostly to the decrease in the level of overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings, a decrease in fixed rate bonds (which were sold to payoff higher cost borrowings that reprice daily), combined with an increase in mortgage warehouse line utilization which is very short-term.

The change in net interest income is similar for the up 100, 200, 300, and 400 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to increase by $3.4 million, or 2.5%, relative to a stable interest rate scenario, with the favorable variance increasing as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates for all rate curves, net interest income would drop $7.0 million, or a negative variance of 5.2% over 12 months. The change in net interest income in the down 200 basis point scenario is a decrease of $13.8 million or 10.4%. As a significant portion of the Company’s deposits remain in noninterest-bearing accounts or low-cost deposit accounts, in a down rate scenario, these rates would not change or only change slightly. However, floating rate earning assets (loans and deposits) would reprice downward more than the decline in floating rate liabilities. All interest rate downward shock scenarios are outside of internal policy guidelines, and all upward rate shock scenarios are within internal policy guidelines.

Although interest rate downward parallel shock scenarios are outside of internal policy guidelines, the starting point has also increased as a result of the aforementioned balance sheet restructuring. Management also models other interest rate scenarios that do not assume a simultaneous shock of all rate curves including short-term and long-term curves. One of these scenarios uses rate forecasts from a known economist over the next twenty-four months.  Using this forecast of rates, net interest income models close to the base case scenario which indicates less sensitivity to expected interest rate changes.  Management believes these alternative scenarios are an important part of interest rate risk management given the current inverted rate curve, In an inverted rate curve, shocking all rate curves tends to overstate the sensitivity to a change in rate.  Thus, management has isolated the parts of the rate curve its balance sheet is most sensitive to r and is strategically focused on those parts.

In addition to the net interest income simulations shown above, the Company runs stress scenarios for the unconsolidated Bank where it models the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). The most significant impact to net interest income in the net interest income simulations is the reduction or migration of low-cost deposits.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $358.7 million at September 30, 2024, comprised of $108.4 million in common stock, $5.3 million in additional paid-in capital, $273.6 million in retained earnings, and accumulated other comprehensive loss of $28.6 million. At the end of 2023, total shareholders’ equity was $338.1 million. The increase in equity during the first nine months of 2024 is due to net income of $30.2 million, offset by $10.2 million in dividends paid to shareholders, $8.3 million in share repurchases and a $7.4 million favorable swing in other comprehensive income due principally to changes in investment securities’ fair value. The remaining difference is related to equity compensation recognized during the first nine months of 2024.

The Company approved a new share repurchase program in October 2023 that authorized 1,000,000 shares of common stock for repurchase beginning at the end of the expiration of the share repurchase program on October 31, 2023, and expiring on October 31, 2024. Under the 2023 Share Repurchase Program, there were 406,809 shares repurchased in the first nine months of 2024 under a Rule 10b5-1 Plan. A new Share Repurchase Program was approved in October 2024 authorizing 1,000,000 shares of common stock for repurchase beginning at the end of the expiration of the share repurchase program on October 31, 2024, and expiring on October 31, 2025.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	September 30,	December 31,	to be	Community Bank
	2024	2023	Well Capitalized (1)	Leverage Ratio (2)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	11.70%	11.29%	9.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (3)	10.78%	10.32%	9.00%	N/A
(1)	The Company was subject to these minimum requirements under the regulatory framework for Prompt Corrective Action at December 31, 2019.
(2)	If the subsidiary bank’s leverage ratio exceeds the minimum ratio under the community bank leverage ratio framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s leverage ratio falls below the minimum under the community bank leverage ratio framework.
(3)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to  Management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first nine months of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Stock Repurchases

In October 2023, the Board approved the 2023 Share Repurchase Plan by authorizing 1,000,000 shares of common stock for repurchase and expires on October 31, 2024. A new Share Repurchase Program was approved by the Board in October 2024, authorizing 1,000,000 shares of common stock for repurchase beginning at the end of the expiration of the share repurchase program on October 31, 2024, and expiring on October 31, 2025.

Stock Repurchases
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1, 2024 - July 31, 2024	23,827	23.01	23,827	619,068
August 1, 2024 - August 31, 2024	25,877	26.61	25,877	593,191
September 1, 2024 - September 30, 2024	—	—	—	593,191
Total	49,704	$24.89	49,704

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
10.1	Salary Continuation Agreement for James C. Holly (5)*
10.2	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Indenture dated as of March 17, 2004, between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.6	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.7	Indenture dated as of June 15, 2006, between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.8	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.9	2007 Stock Incentive Plan (9)
10.10	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.11	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.14	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.15	Indenture dated as of September 20, 2007, between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
10.16	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.17	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.18	2017 Stock Incentive Plan (13)*
10.19	Employment agreements dated as of December 27, 2018, for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.21	Employment agreement dated as of November 15, 2019, for Christopher Treece, Chief Financial Officer (15)*
10.23	Employment agreement dated as of December 14, 2020, for Hugh Boyle, Chief Credit Officer (16)*
10.24	Form Indemnification Agreement dated as of January 28, 2021, for Directors and Executive Officers (17)*
10.25	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (18)*
10.26	Split Dollar Agreement for Albert Berra (19)*
10.27	10b5-1 Plan for Susan Abundis (21)
10.28	2023 Equity Based Compensation Plan (20) *
10.29	Employment agreement dated as of August 25, 2023, for Natalia Coen, Chief Risk Officer (22)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on May 25, 2022, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021, and incorporated herein by reference.
(5)	Filed as Exhibit 10.7 to the Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference.
(6)	Filed as Exhibits 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006, and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004, and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007, and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017, and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018, and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019, and incorporated by reference.
(16)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021, and incorporated herein by reference.
(18)	Filed as Exhibit 10.25 to the form 10-Q filed with the SEC on November 3, 2022, and incorporated herein by reference.
(19)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023, and incorporated herein by reference.
(20)	Filed as Exhibit 4.1 to the form S-8 filed with the SEC on June 15, 2023, and incorporated herein by reference.
(21)	Filed as Exhibit 10.27 to the form 10-Q filed with the SEC on August 3, 2023, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023, and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 7, 2024	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

November 7, 2024	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

November 7 2024	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer