Form 10-K
period 2024-12-31
SIERRA BANCORP
filed 2025-03-03
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $289 million, based on the closing price reported to the registrant on that date of $22.38 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of February 28, 2025, was 13,964,236.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1.       BUSINESS

General

The Company

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”). The Company has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of December 31, 2024, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TruPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise. At December 31, 2024, the Company had consolidated assets of $3.6 billion (including gross loans of $2.3 billion), liabilities totaling $3.3 billion (including deposits of $2.9 billion), and shareholders’ equity of $357.3 million. The Company’s liabilities include $35.8 million in debt obligations due to its trust subsidiaries, related to TruPS issued by those entities.

The Bank

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities. The Bank was incorporated in September 1977 and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Our growth in the ensuing years has largely been organic in nature but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. An agricultural loan production office was opened in 2022.

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

Complementing the Bank’s stand-alone offices are specialized lending units which include our Commercial and Industrial, Mortgage Warehouse, and Real Estate lending divisions. We have ATMs at all but one of our branch locations and at seven non-branch locations. Furthermore, the Bank is a member of the Allpoint network, which provides our deposit customers with surcharge-free access to over 55,000 ATMs across the United States, Puerto Rico, Mexico, Canada, Australia and the United Kingdom. Customers also have access to electronic point-of-sale payment alternatives nationwide via the Pulse network. We provide multiple account access options to meet both new and existing customer needs: an online account opening platform;  online banking with bill-pay and mobile banking capabilities, including mobile check deposit; online lending solutions for consumers and small businesses; a customer service center that is accessible by toll-free telephone during business hours; and an automated telephone banking system that is generally accessible 24 hours a day, seven days a week. We offer a variety of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and payroll services for business customers.

Our chief products and services relate to making loans and accepting deposits. Lending activities cover real estate, commercial (including small business), mortgage warehouse, agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial real estate, both owner-occupied and non owner-occupied , including office, retail, and hotel/motels; however, we also offer other types of real estate loans such as commercial construction loans, multifamily and agricultural. As noted above, gross loans totaled $2.3 billion at December 31, 2024 and the percentage of our total loan portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (78.2%); (ii) mortgage warehouse loans (14.0%); other commercial loans, including agricultural production and SBA loans (7.6%);  (iii) other commercial loans, including agricultural production and SBA loans (7.6%); ; and (iv) consumer loans (0.1%). Interest, fees, and other income on real estate secured loans, which is by far the largest segment of our portfolio, totaled $83.1 million, or 57% of net interest plus other income in 2024, and $82.2 million, or 59% of net interest plus other income in 2023.

In addition to loans, we offer a wide range of deposit products and services for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. We attract deposits throughout our market area via referrals from existing customers and, direct-mail campaigns due to our customer-oriented product mix, competitive pricing, convenient locations, drive-through banking, and multiple delivery channels. We strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2024, the Company had 119,388 deposit accounts down from 120,701 at December 31, 2023. Total deposits were $2.9 billion at December 31, 2024, up 5%, or $0.1 million from December 31, 2023.

Our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and enable us to improve our competitive position with the development of new products and services. The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty. We hold no patents or licenses (other than licenses required by bank regulatory agencies), franchises, or concessions. We are not dependent on a single customer or group of related customers for a material portion of our core deposits. The one loan category that could be considered to be a concentration is commercial real estate loans (58.3%), with segments in retail (12.7%), office space (6.7%) and loans in the hotel industry (8.4%).

Our efforts to comply with government and regulatory mandates related to consumer protection and privacy, anti-money laundering, and other areas of focus have resulted in significant ongoing expense to the Bank, including compliance staffing costs and other expenses associated with compliance-related software. However, as far as can be determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of environmental regulation at the federal, state, or local level. The Company is not involved with chemicals or toxins that might have an adverse effect on the environment; thus, its primary exposure to environmental legislation is through lending activities. The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Note 2 to the consolidated financial statements.

Competition

The banking business in California is generally highly competitive. Continued consolidation within the banking industry, including many bank transactions within our market in 2024, has heightened competition in recent periods. There are also a number of unregulated companies targeted at profitable customer segments competing for business in our markets. Many of those companies are able to compete across geographic boundaries and provide meaningful alternatives to banking products and services. These competitive trends are likely to continue.

With respect to commercial bank competitors, our business is dominated by a relatively small number of major banks operating a large number of offices within our geographic footprint. Based on June 30, 2024, FDIC combined market share data for the 25 cities within which the Company currently maintains branches, the largest portion of deposits belongs to Wells Fargo Bank with (19.6%) of total combined deposits, followed by Bank of America (16.8%), JPMorgan Chase (16.2%), and U.S. Bank (6.4%). Bank of the Sierra ranked 5th with 5.4% of total deposits.

In the Bank’s primary market and headquarter location of Tulare County, however, we ranked first for deposit market share with 22.6% of total deposits at June 30, 2024 and had the largest number of branch locations (13), including our online branch. The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and allocate their resources to regions of highest yield and demand. They can also offer certain services we do not provide directly, although wet may offer these indirectly through correspondent institutions, and by virtue of their greater capitalization those banks have legal lending limits substantially higher than ours. For loan customers whose needs exceed our legal lending limits, we may arrange for the sale, or participation, of some of the balances to financial institutions outside our geographic footprint.

In addition to other banks our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, asset management groups, mortgage banking firms and internet companies. Innovative technologies have lower barriers to entry than banks, yet many of these companies offer products and services previously considered traditional banking offerings. As a result, we have witnessed increased competition from companies that circumvent the banking system by facilitating payments via the internet, mobile devices, prepaid cards, and other means.

Strong competition for deposits and loans among financial institutions and non-banks  affects financial product interest rates and terms offered to customers. Mergers between financial institutions have created additional pressures within the financial services industry to streamline operations, reduce expenses, and increase revenues to remain competitive. Competition is also impacted by federal and state interstate banking laws which permit banking organizations to expand into other states. The relatively large California market has been attractive to out-of-state institutions.

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

Human Capital

As of December 31, 2024, the Company had 446 full-time and 42 part-time employees. On a full-time equivalent (“FTE”) basis staffing stood at 485 at December 31, 2024, unchanged from December 31, 2023.

At December 31, 2024, the population of our workforce was as follows:

Gender	% of Total
Women	74%
Men	26%

Ethnicity	% of Total
American Indian/Alaskan Native	1%
Asian	5%
Black or African American	1%
Hispanic or Latino	51%
Two or more races	4%
White	38%

The Company recognizes a diverse workforce brings fresh perspectives that help strengthen and improve how we serve our communities. In addition, flexible working arrangements have been found to create efficiencies while promoting employee health and safety. The Company maintains a Safety program and policy and complies with all federal and state laws related to employee safety. At December 31, 2024, the Company had 54 employees working remotely and 154 working in hybrid arrangements.

The Company has long been committed to comprehensive and competitive compensation and benefits programs as we operate in intensely competitive environments for talent. We continue to offer entry-level employees a minimum wage higher than the California minimum wage in an effort to attract, train, and retain skilled employees. Community banking is often considered a relationship banking model rather than a purely transactional banking model. Therefore, our  employees are critical to the Company’s ability to develop and grow relationships with our clients. Recruiting talent within the Company’s footprint has always been a fundamental strategy whenever possible and is facilitated by actively participating in and holding community job fairs. Furthering our  philosophy to attract and retain a pool of talented and motivated employees who will continue to advance the purpose and contribute to the Company’s overall success, compensation and benefits programs include an equity-based compensation plan; health/dental/vision insurance, including an employee assistance program that supports mental health; supplemental insurance; life insurance; a 401(k) plan with eligibility for a Company match, benefits under the Family Medical Leave Act; workers’ compensation; paid vacation and sick days; holiday pay; training/education; and leave for bereavement, military service and jury duty.

The Company invests in its employees’ future by sponsoring and prioritizing continued education throughout its employee ranks. The Company requires certain of its employees and directors to participate in educational activities and training curriculum to stay current on industry-related topics, including compliance, human resources, cyber and other enterprise risks. In addition, we provide opportunities for employees to improve or maintain their skills in their current position as well as to enhance skills for future opportunities. The Company's employees are notified periodically of available internal course offerings and educational seminars run by outside parties, including but not limited to the American Bankers Association and Bankers Compliance Group. Employees are also encouraged to continue their higher education at accredited colleges and universities and may receive assistance from the Company for their participation.

In order to develop a workforce that aligns with the Company’s corporate values, we regularly sponsor local community events so our employees can better integrate themselves in our communities.

Each year, the Company supports our local communities through employee volunteerism and donation support. Company employees logged nearly 2,000 volunteer hours in 2024. Donations through our Sierra Grant program totaled $600,000 in 2024, raising our total donations since the program’s inception 20 years ago to more than $4.6 million. As part of our commitment to environmental responsibility, we partnered with Southern California Edison to install 48 electric vehicle charging stations, which are free for public use. Further, in areas of California affected by wildfires, our tree-planting efforts continue to expand. In 2024, we reached a new program milestone, having planted a total of 21,000 trees since our partnership with One Tree Planted began just a few years ago.

Copies of our Annual Report on 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are available free of charge through our website (www.sierrabancorp.com) as soon as reasonably practicable after we have filed the material with, or furnished it to, the United States Securities and Exchange Commission (“SEC”). Copies can also be obtained by accessing the SEC’s website (www.sec.gov).

Regulation and Supervision

Banks and bank holding companies are heavily regulated by federal and state laws and regulations. Most banking regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of certain statutes, regulations and regulatory guidance affecting the Company and the Bank. This summary is not intended to be a complete explanation of such statutes, regulations, and guidance, all of which are subject to change in the future, nor does it fully address their effects or potential effects on the Company and the Bank.

Regulation of the Company Generally

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), and is subject to supervision, regulation, and inspection by the Federal Reserve Board (“FRB”). The Company is also subject to certain provisions of the California Financial Code which are applicable to bank holding companies. In addition, the Company is under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (“Securities Act”), and the Exchange Act, each administered by the SEC. The Company’s common stock is listed on the Nasdaq Global Select market (“Nasdaq”) with “BSRR” as its trading symbol, and the Company is subject to the rules of Nasdaq for listed companies.

The Company is a bank holding company within the meaning of the BHC Act and is registered as such with the FRB. A bank holding company is required to file annual reports and other information with the FRB regarding its business operations and those of its subsidiaries. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, and other activities the FRB has determined to be so closely related to banking as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others. A bank holding company that also qualifies as and elects to become a “financial holding company” may engage in a broader range of activities that are financial in nature or complementary to a financial activity (as determined by the FRB or Treasury regulations), such as securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments. The Company has not elected to become a financial holding company but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or its parent holding company. Acquisitions by the Bank are subject instead to the Bank Merger Act, which requires the prior approval of an acquiring bank’s primary federal regulator for any merger with or acquisition of another bank. Acquisitions by both the Company and the Bank also require the prior approval of the California Department of Financial Protection and Innovation (the “DFPI”) pursuant to the California Financial Code. Notably, in September 2024, the FDIC adopted a final statement of policy regarding its review of Bank Merger Act applications for FDIC-supervised institutions, including the Bank. The policy statement provides heightened expectations around the existing statutory factors the FDIC is required to consider in evaluating Bank Merger Act applications. Also in

September 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum, clarifying that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines and the 2024 Banking Addendum. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches.

The Company and the Bank are deemed to be “affiliates” of each other and thus are subject to Sections 23A and 23B of the Federal Reserve Act as well as related Federal Reserve Regulation W which impose both quantitative and qualitative restrictions and limitations on transactions between affiliates. The Bank is also subject to laws and regulations requiring all extensions of credit to our executive officers, directors, principal shareholders and related parties be, among other things, made on substantially the same terms and follow credit underwriting procedures no less stringent than those prevailing at the time for comparable transactions with persons not related to the Bank.

Under certain conditions, the FRB has the authority to restrict the payment of cash dividends by a bank holding company as an unsafe and unsound banking practice and may require a bank holding company to obtain the approval of the FRB prior to purchasing or redeeming its own equity securities. The FRB also has the authority to regulate the debt of bank holding companies.

A bank holding company is required to act as a source of financial and managerial strength for its subsidiary banks and must commit resources as necessary to support such subsidiaries. The FRB may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the holding company’s payment of dividends to the shareholders in such circumstances.

Regulation of the Bank Generally

As a state-chartered bank, the Bank is subject to broad federal regulation and oversight extending to all its operations by the FDIC and to state regulation by the DFPI. The Bank is also subject to certain regulations of the FRB.

Capital Simplification for Qualifying Community Banking Organization

The federal banking agencies published a final rule on November 13, 2019, that provided a simplified measure of capital adequacy for qualifying community banking organizations. A qualifying community banking organization that opts into the community bank leverage ratio framework and maintains a leverage ratio greater than nine percent will be considered to have met the minimum capital requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject. (See below for further discussion of the requirements for well capitalized and the Prompt Corrective Action framework.)

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

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the FRB and the FDIC, respectively, governing capital adequacy. These agencies have adopted risk-based capital guidelines to provide a systematic analytical framework that imposes regulatory capital requirements based on differences in risk profiles among banking organizations, considers off-balance sheet exposures in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels, as measured by these standards, are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

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

Based on our capital levels at December 31, 2024 and 2023, the Company and the Bank met all capital adequacy requirements to which they are subject, utilizing the Capital Simplification for Qualifying Community Bank Organization. For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

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

The community bank leverage ratio (“CBLR”) removes the requirement for qualifying banking organizations to calculate and report risk-based capital and instead requires only a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies' capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. An eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. Under the final rules, the CBLR minimum requirement is 9% for calendar year 2022 and beyond.

As of December 31, 2024 and 2023, both the Company and the Bank qualified as well capitalized for regulatory capital purposes, utilizing the Capital Simplification for Qualifying Community Bank Organization.

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

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance on deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

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

One area of Dodd-Frank that remains pending is the effective date of the regulation governing the collection of small business lending data for institutions represented by one of the plaintiffs challenging the rule in the Fifth Circuit Court of Appeals. This includes the Bank due to its American Bankers Association membership. Section 1071 of the Dodd-Frank Act amended the Equal Credit Opportunity Act (ECOA) to require financial institutions to compile, maintain, and submit to the Bureau certain data on applications for credit for women-owned, minority-owned, and small businesses. Congress enacted section 1071 for the purpose of facilitating enforcement of fair lending laws and enabling communities, governmental entities, and creditors to identify business and community development needs and opportunities for women-owned, minority-owned, and small businesses. Consistent with section 1071, covered financial institutions will be required to collect and report data on applications for credit for small businesses, including those owned by women or minorities, to the CFPB. The rule also addresses an approach to privacy interests and the publication of section 1071 data; shielding certain demographic data from underwriters and other persons. The Company is continuing to monitor challenges to this rule by various trade groups and other interested parties.

Deposit Insurance

The Bank’s deposits are insured up to maximum applicable limits under the Federal Deposit Insurance Act (generally $250,000 per depositor), and the Bank is subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (the “DIF”). In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reached 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016 and assessment rates for most institutions were adjusted downward, but institutions with $10 billion or more in assets were assessed a quarterly surcharge which will continue until the reserve ratio reaches the statutory minimum of 1.35%. Furthermore, the restoration plan proposed an increase in the DRR to 2.00% of estimated insured deposits as a long-term goal for the fund. On September 30, 2018, the DIF ratio reached 1.36%. Because the ratio exceeded 1.35%, two deposit insurance assessment changes occurred under FDIC regulations: surcharges on large banks (total consolidated assets of $10 billion or more) ended, with the last surcharge on large banks being collected on December 28, 2018; and, banks with total consolidated assets of less than $10 billion were awarded credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. Bank of the Sierra received credits to reduce our FDIC assessments. On October 18, 2022, the FDIC adopted a final rule to increase the base deposit insurance rate uniformly by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC also concurrently maintained the DRR for the DIF at 2.00% for 2023. The increase in assessment rate is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.

We are generally unable to control the amount of premiums we are required to pay for FDIC deposit insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums, which could have a material adverse effect on our earnings and/or on the value of, or market for, our common stock.

Community Reinvestment Act

The Bank is subject to the Community Reinvestment Act (“CRA”), which imposescertain requirements and reporting obligations.. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low-and moderate-income (“LMI”) neighborhoods. Regulatory agencies must consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities, or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank most recently received a “satisfactory” CRA assessment rating in August 2022.

On October 24, 2023, the FRB along with the FDIC and OCC issued a final rule amending the three-decade-old CRA regulation. The final rule updates the CRA regulations to achieve the following goals: encourage banks to expand access to credit, investment, and banking services in LMI communities; adapt to changes in the banking industry, including internet and mobile banking; provide greater clarity and consistency in the application of the CRA regulations; and tailor CRA evaluations and data collection to bank size and type. In March 2024, the agencies issued an interim final rule to extend the applicability date for certain provisions of the final rule from April 1, 2024, to January 1, 2026. The Bank continues to monitor challenges to the CRA regulations by various trade groups and other interested parties.

Privacy and Data Security

The Gramm-Leach-Bliley Act, also known as the Financial Modernization Act of 1999 (the “Financial Modernization Act”), imposed requirements on financial institutions with respect to consumer privacy. Financial institutions, however, are required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The Financial Modernization Act generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. The statute also directed federal regulators, including the FRB and the FDIC, to establish standards for the security of consumer information, and requires financial institutions to disclose their privacy policies to consumers annually.

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

Overdrafts

The Electronic Funds Transfer Act, as implemented by the FRB’s Regulation E, governs transfers initiated through ATMs, point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions unless the customer affirmatively opts into the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. Other regulatory issuances include the FDIC’s Overdraft Payment Supervisory Guidance, which ois designed to ensure banks appropriately mitigate risks associated with offering automated overdraft payment programs and comply with all consumer protection laws and regulations. Additionally, the FDIC issued guidance on assessing multiple re-presentment nonsufficient fund fees (NSF) of the same unpaid transaction. This guidance included their supervisory approach when a violation of law is identified, as well as expectations for full corrective action. As of the third quarter of 2022, the Bank no longer charges customers for

NSFs. The Bank also increased the discretionary overdraft privilege amount for both commercial and consumer customers but limited the number of daily overdraft fees to four per day (previously five per day) and no longer charges a fee for continuous overdrafts (previously a $35 charge after the 10th consecutive day an account is in an overdraft position). These changes to our NSF fees, overdraft fees and discretionary overdraft privilege program did not have a material impact on deposit fee income.

On December 12, 2024, the Consumer Financial Protection Bureau  (“CFPB”) issued a final rule that treats covered overdraft services offered by banks with more than $10 billion in assets as credit, bringing them under the Truth in Lending Act and Regulation Z. Banks subject to this final rule may choose to charge $5 for overdrafts, or charge a fee that covers no more than the costs or losses of overdrafts.  If a bank chooses to continue to offer profit-generating overdraft loans under the final rule, they must comply with applicable lending laws, including disclosing any applicable interest rate. This rule was immediately challenged by various national and state banking associations. Although the Bank is under $10 billion and not subject to the final rule, the Bank continuously evaluates its overdraft practices and monitors potential and final legislative and regulatory changes, as well as regulatory guidance related to overdrafts. If the Bank were to be subject to a regulatory cap on overdraft fees or if competitive pressures cause the Bank to significantly lower overdraft fees, it could have a material impact on deposit fee income.

Consumer Financial Protection and Financial Privacy

Dodd-Frank created the CFPB as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services including deposit products, residential mortgages, home-equity loans, and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank, although only banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, are examined for compliance by their primary federal banking agency.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s lack of financial savvy, inability to protect himself in the selection or use of consumer financial products or services, or reasonable reliance on a covered entity to act in the consumer’s interests.

The Bank continues to be subject to numerous other federal and state consumer protection laws that extensively govern its relationship with its customers. Those laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Servicemembers Civil Relief Act, the Americans with Disabilities Act, and respective state-law counterparts to these laws, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other laws require disclosures including the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank’s ability to raise interest rates and otherwise subject the Bank to substantial regulatory oversight.

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

USA Patriot Act of 2001 and Anti-Money Laundering Act of 2020

The impact of the USA Patriot Act of 2001 (the “Patriot Act”) on financial institutions has been significant and wide ranging. The Patriot Act substantially enhanced anti-money laundering and financial transparency laws and required certain regulatory authorities to adopt rules that promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with higher risk, including foreign individuals and entities. The Patriot Act also requires all financial institutions to establish anti-money laundering programs. In 2021, Congress enacted the Anti-Money Laundering Act of 2020 (the “AML Act”), which amends and builds upon the existing anti-money laundering framework. The Bank actively monitors the Financial Crimes Enforcement Network’s (FinCEN) and the agencies’ issuances of guidance and rules in support of the AML Act to ensure compliance. The Bank is committed to maintaining adequate Bank Secrecy Act/Anti-Money Laundering compliance staff and system resources to conduct the appropriate level of account due diligence, suspicious activity-monitoring, and reporting to fulfill AML requirements and guidance issued by FinCEN and federal and state banking regulators.

Incentive Compensation

In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to help ensure banking organizations do not undermine their own safety and soundness by encouraging excessive risk-taking. The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The regulatory agencies will review, as part of their regular risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, which are not “large, complex banking organizations.”  Where appropriate, the regulatory agencies will take supervisory or enforcement action to address perceived deficiencies in an institution’s incentive compensation arrangements or related risk-management, control, and governance processes. The Company believes it is in full compliance with the regulatory guidance on incentive compensation policies.

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

Sarbanes-Oxley Act of 2002

The Company is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and accelerated share transaction reporting for executive officers, directors and 10% shareholders. In addition, Sarbanes-Oxley increased penalties for non-compliance with the Exchange Act. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from Management, and include extensive additional disclosure, corporate governance, and other related rules.

Commercial Real Estate Lending Concentrations

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis of the institution’s CRE concentration risk. The guidelines, as amended, are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines, as amended, establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of Tier 1 risk-based capital plus allowance for credit losses on loans; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of Tier 1 risk-based capital plus allowance for credit losses on loans, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period.  At December 31, 2024, the Bank’s total construction, land development and other land loans represented 1% of Tier 1 risk-based capital plus allowance for credit losses on loans. At December 31, 2024, the Bank’s total CRE loans as defined in the regulatory guidelines represented 236% of Tier 1 risk-based capital plus allowance for credit losses on loans. The Bank and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the risk management of CRE under the guidelines.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the California legislature, and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure, and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Article I.    ITEM 1A.    RISK FACTORS

You should carefully consider the following risk factors, and all other information contained in this Annual Report before making investment decisions concerning the Company’s common stock. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company, or that the Company currently believes are immaterial, may also adversely impact the Company’s business. If any of the events described in the following risk factors occur, the Company’s business, results of operations and financial condition could be materially adversely affected. In addition, the market price of the Company’s common stock could decline due to any of the events described in these risks.

Section 1.01 Risks Relating to the Bank and our Business

Our business has been, and may in the future, be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally. National and global economies are constantly in flux, as evidenced by market volatility both recently and in years past. Future economic conditions cannot be predicted, and recurrent deterioration in the economies of the nation as a whole or in the Company’s markets could have an adverse effect, which could be material, on our business, financial condition, results of operations and future prospects, and could cause the market price of the Company’s stock to decline.

Interest rates have flattened along the curve through 2024, but uncertainty about the magnitude and direction of future rate movements along the curve remains due primarily to inflation and jobs data. Conditions appear relatively stable in most of our local markets, but potential labor shortages, tariffs, natural disasters, and demand for products produced in our markets could affect local economies.

Adverse developments, such as, continued interest rate volatility, inflation, tariffs, jobs market, health epidemics or pandemics (or expectations about them) interest rate volatility, international trade disputes, oil price volatility, the level of U.S. debt, including the debt ceiling (and the potential inability to raise the debt ceiling), and global economic conditions, could depress business and/or consumer confidence levels, negatively impact real estate values, and otherwise lead to economic weakness which could have one or more of the following undesirable effects on our business:

●	a decrease in low-cost or noninterest bearing deposits;
●	a slowing of demand for loans or other products and services offered by us;
●	an inability to retain and recruit employees due to competition for labor;
●	increased competition for loans or other earning assets;
●	a decline in the value of our loans or other assets secured by real estate;
●	a decline in the value of fixed-rate investment securities, which could lead to a reduction in capital due to declines in other comprehensive income/(loss);
●	an increase in the reliance on wholesale funding;
●	a credit impairment of our investment securities; or
●	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in higher levels of nonperforming assets, net charge-offs, and provisions for credit losses.

Changes in interest rates could adversely affect our profitability, business, and prospects. Net interest income, and therefore earnings, can be adversely affected by differences or changes in the interest rates on, or the repricing frequency of, our financial instruments. Fluctuations in interest rates can affect the demand of customers for products and services, and an increase in the general level of interest rates may adversely affect the ability of certain borrowers to make variable-rate or adjustable-rate loan payments. The speed and absolute level of increase or decrease in interest rates can have a material impact on the net interest income and economic value of equity of the Bank depending on the asset liability profile at any point in time. In addition, different parts of the yield curve could change by different amounts causing the yield curve to steepen, flatten, or invert. The continued inversion of the shorter-end of the yield curve along with a relatively flat longer-end of the yield curve could further negative impact the Company’s earnings over time.

Changes in market interest rates could have a material adverse effect on the Company’s asset quality based on borrowers’ ability to repay at higher rates, loan origination volume, financial condition, results of operations, and cash flows. Customers with adjustable-rate loans could see payments increase significantly upon repricing which could affect the borrower’s ability to service debt at higher rates. This interest rate risk can arise from FRB monetary policies, as well as other economic, regulatory, and competitive factors beyond our control.

Rising interest rates since 2022 have decreased the value of the Company’s held-to-maturity and available-for-sale securities portfolio and certain fixed-rate loans and the Company would realize losses if it were required to sell such securities or loans to meet liquidity needs. As a result of inflationary pressures and the resulting rapid increases in interest rates since 2022, the trading value of previously issued government and other fixed income securities , as well as the value of certain fixed-rate loans, declined significantly.. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses. Unaccreted unrealized losses that existed at the time securities were transferred to held-to maturity and unrealized losses on available-for-sale securities are reflected in the Company’s accumulated other comprehensive income/(loss). Changes to unrealized losses after securities were transferred to held-to-maturity and unrealized losses on loans are not reflected in accumulated other comprehensive income/(loss).

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

The markets for agricultural products can be adversely impacted by increased supply from overseas competition, a drop in consumer demand, tariffs, and numerous other factors. In recent periods in particular, retaliatory tariffs levied by certain countries in response to tariffs imposed by the US Government on imports from those countries have created a high degree of uncertainty and disruption in the California agricultural community, due to the level of goods that are exported. The ripple effect of any resulting drop in commodity prices could lower borrower income and depress collateral values.

Weather patterns are also of critical importance to row crop, tree fruit, and citrus production. A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power and could lead to higher unemployment throughout the San Joaquin Valley. In recent years, California experienced the worst drought in its recorded history, and it is difficult to predict if the drought will resume and if it does how long it might last. Another looming issue that could have a major impact on the agricultural industry involves water availability and distribution rights. If the amount of water available to agriculture becomes increasingly scarce as a result of diversion to other uses or limitations on agricultural use, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

Another significant drop in oil prices could have an adverse impact on our customers and their ability to make payments to us, particularly in areas such as Kern County where oil production is a key economic driver. As we have experienced in the past, a drop in oil prices could lead to declines in property values and property taxes, particularly in Kern County, which is home to about three quarters of California’s oil production. The Company does not have direct exposure to oil producers, and our exposure via loans outstanding to borrowers involved in servicing oil companies totaled only $4.0 million at December 31, 2024. However, if cash flows are disrupted for our energy-related borrowers, or if other borrowers are indirectly impacted and/or non-oil property values decline, our level of nonperforming assets and loan charge-offs could increase. Furthermore, economic multipliers to a contracting oil industry include the prospects of a depressed residential housing market and a drop in commercial real estate values.

Negative developments affecting the banking industry, and resulting media coverage, could erode customer and investor confidence in the banking system. The high-profile bank failures involving Silicon Valley Bank, Signature Bank, and sale of First Republic Bank in 2023 generated significant market volatility among publicly traded bank holding companies and, in particular, regional and community banks like the Company.  These market developments negatively impacted customer confidence in the safety and soundness of regional and community banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital, and results of operations. Events similar to this could adversely impact the market price and volatility of the Company’s common stock independent from the Company’s actual underlying financial performance.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability. The banking business in our market areas is highly competitive, which may limit our ability to attract and retain banking customers. In California generally, and in our service areas specifically, major banks dominate the commercial banking industry. Such banks have substantially greater lending limits, offer certain services we cannot offer directly, and often operate with economies of scale that result in relatively low operating costs. We also compete with numerous financial and quasi-financial institutions, including providers of financial services via the internet, for deposits and loans. Due to deposit declines from a higher rate environment, competition for deposits has become more fierce, and new deposits generally have a higher cost. Recent advances in technology and other changes have allowed parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Additionally, the use of blockchain and related technology may cause further disintermediation away from banks. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of customer deposits and the fee income generated by those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Moreover, some customers continue to be concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. The bank offers accounts to customers that provide multi-million-dollar FDIC insurance using the IntraFi network of banks to offer reciprocal fully FDIC insured accounts through the Insured Cash Sweep (“ICS”) or Certificate of Deposit Account Registry System (“CDARS”). At December 31, 2024, the Bank estimates it had uninsured deposits of $816 million, or 28% of total deposits. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduces loan yields and drives down our net interest margin, thereby reducing profitability. Competition can also make it more difficult for us to continue increasing the size of our loan portfolio and deposit base and could cause us to rely more heavily on wholesale borrowings which are generally more expensive than retail deposits.

We may not be able to continue to attract and retain employees, and our efforts to compete for talent may reduce our profitability. The Company recognizes that community banking is based on relationships and a core part of the Company’s service strategy is to recruit and develop employees that build these relationships with customers, vendors, and other employees. In addition to offering a competitive base salary or wage, the company offers comprehensive benefits, including training. The Company continues to maintain a minimum wage above the California minimum wage in an effort to attract entry level workers and retain employees at all levels. In addition, exempt employees of the Company receive a minimum salary of twice the California minimum wage, which is well above the national requirements for such employees. When coupled with many exempt positions remaining remote and/or hybrid work arrangements, this assists with recruiting talent we would not otherwise be able to attract. The Company’s employees are critical to the Company’s ability to develop and grow relationships with its clients. However, we recognize that competition for talent by both banks and non-banks is fierce and that our overall expenses may be negatively affected by higher per employee costs or by higher-cost temporary staff or consultants. The competitive market for talent could also result in gaps of experience in certain areas or lower staffing levels which could result in a reduced ability to serve our customers.

The value of the securities in our investment portfolio may be negatively affected by market disruptions, adverse credit events or fluctuations in interest rates, which could have a material adverse impact on capital levels. Our available-for-sale investment securities are reported at their estimated fair values, and fluctuations in fair values can result from changes in market interest rates, rating agency actions, issuer defaults, illiquid markets, and limited investor demand, among other things. Under current accounting rules we directly increase or decrease accumulated other comprehensive income in shareholders’ equity by the amount of the change in fair value, net of the tax effect. Because of the size of our fixed income bond portfolio relative to total assets, a relatively large increase in market interest rates, in particular, could result in a material drop in fair values and, by extension, our capital. For the year ended December 31, 2024, we had total net other comprehensive gains of $4.7 million, net of tax, primarily as a result of a decline in unrealized losses in our securities portfolio. The Company has a significant amount of Collateralized Loan Obligations; a change in credit events, demand or other factors could decrease the spread to the index which could have a negative impact in the value of those bonds. Non-government and non-US agency investment securities that have an amortized cost in excess of their current fair value at the end of a reporting period are also evaluated for potential credit impairment. If such credit impairment is indicated, the difference between the amortized cost and the fair value of those securities will be recorded as a charge in our income statement, which could also have a material adverse effect on our results of operations and capital levels.

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title. Approximately 78% of our loan portfolio at December 31, 2024, consisted of real estate loans. In the normal course of business, we may foreclose and take title to real estate collateral and could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Section 1.02 Risks Related to our Loans

Concentrations of real estate loans have negatively impacted our performance in the past and could subject us to further risks in the event of another real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. However, the overall concentration of commercial real estate loans has been reduced significantly since peaking at December 31, 2020. At December 31, 2024, 78.2% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio had real estate collateral as a secondary source of repayment or as an abundance of caution. Loans on commercial buildings represented approximately 58.2% of all real estate loans, while construction/development and land loans were 0.2%, loans secured by residential properties accounted for 16.4%, and loans secured by farmland were 3.3% of real estate loans. The Company’s $19.7 million balance of nonperforming assets at December 31, 2024, is mostly comprised of one nonperforming operating line of credit collateralized with receivables from wine grape production and other assets.

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

Our commercial real estate, including construction and land development exposes us to increased lending risks. Commercial and agricultural real estate, construction and land development, and multi-family loans comprise approximately 61.9% of our total loan portfolio as of December 31, 2024, exposing the Company to certain risks if not properly managed overall and individually.  Our concentration of commercial real estate loans peaked at December 31, 2020, and the concentration to capital and allowance has declined from 376% to 236% since such date.

In particular, office properties within commercial real estate have been stressed by the surge in interest rates combined with the increase in vacancies. In the next three years, $62.0 million, or 29.7%, of our office real estate loans have the ability to reprice. The potential inability of our borrowers to service debt at higher rates expose us to greater risk of loss. Commercial real estate and land development loans typically involve relatively large balances to a borrower or a group of related borrowers, and an adverse development with respect to a larger commercial loan relationship would expose us to greater risk of loss if not properly collateralized.

Moreover, banking regulators generally scrutinize concentrations of commercial real estate loans due to risks relating to the cyclical nature of the real estate market. The regulators require banks with relatively high levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing.  If the CRE concentration risk is not properly managed, it could result in higher allowances for possible loan losses. Any required increase in our allowance for credit losses on loans could adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact financial performance measures including earnings per share and return on equity.

The ability to grow commercial real estate loans is dependent upon the Company’s ability to manage concentrations through recruitment of diversified lending teams, hiring of specialized support personnel including underwriters and portfolio managers, and the ability to identify and monitor emerging risks in the loan portfolio.

Repayment of our commercial loans is often dependent on the cash flows of the borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2024, we had $178.3 million, or 7.6% of total loans, in commercial loans (including SBA loans and agricultural production loans but excluding mortgage warehouse loans). Commercial lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are extended primarily based on the cash flows of the borrowers, and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value or be subject to other risks such as agricultural production and demand. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of such collateral in the event of default may be an insufficient source of repayment for multiple reasons, including uncollectible accounts receivable and obsolete or special-purpose inventories, among others.

Nonperforming assets adversely affect our results of operations and financial condition and can take significant time to resolve. Our nonperforming loans may increase, which would negatively impact earnings, possibly in a material way depending on the severity. We do not record interest income on non-accrual loans, thereby adversely affecting income levels. Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to record the collateral at its fair market value less estimated selling costs, which may result in charges against our allowance for credit losses on loans if that value is less than the book value of the related loan. Additionally, our noninterest expense has risen materially in past adverse economic cycles due to the costs of reappraising adversely classified assets, write-downs on foreclosed assets resulting from declining property values, operating costs related to foreclosed assets, legal and other costs associated with loan collections, and various other expenses that would not typically be incurred in a normal operating environment. A relatively high level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We have utilized various techniques such as loan sales, workouts, and restructurings to manage our problem assets. Deterioration in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires a significant commitment of time from Bank staff, which can be detrimental to their performance of other responsibilities. There can be no assurance that we will avoid increases in nonperforming loans in the future.

We may experience credit losses in excess of our allowance for such losses. We endeavor to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. At December 31, 2024, we established an allowance for estimated credit losses on loans in our accounting records based on:

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

The allowance for credit losses can be affected by changes in economic forecasts, especially national employment rates, gross national product, and housing price indices, changes in estimated loan prepayment speeds, actual levels of charge-offs, changes to the level of nonaccrual loans, and changes to management’s estimate of items not otherwise considered as part of the quantitative calculation of the allowance. At any given date, we maintain an allowance for credit losses on loans that we believe is adequate to absorb specifically identified expected losses as well as any other losses of principal which is not expected to be collected over the contractual life of the loans, adjusted for expected prepayments. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any given time there may be loans in our portfolio that could result in losses but have not been identified as nonperforming or potential problem loans. We cannot be sure that we will identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on loans that have been so identified. In addition, the FDIC and the DFPI, as part of their supervisory functions, periodically review our allowance for credit losses on loans. Such agencies may identify additional considerations for us to address with respect to our allowance for credit losses which may cause us to increase our allowance for credit losses.

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

We may incur significant losses as a result of ineffective risk management processes and strategies. We seek to monitor and control our risk exposure through a comprehensive enterprise risk framework administered by our Chief Risk Officer with oversight by our Board of Directors. This includes establishing the Company’s Risk Appetite, performing an annual Enterprise Risk Assessment, and ongoing monitoring of key risk indicators. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, including performing an internal audit of our enterprise risk framework, those techniques and the judgements that accompany their application may not be effective and may not anticipate all material economic and financial outcome on the Company and its customers, or the specifics and timing of such outcomes.

Section 1.04 Risks Related to our Other Accounting Estimates

We may experience future goodwill impairment. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. We perform a goodwill evaluation at least annually to test for potential impairment. As part of our testing, we assess quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that the fair value of a reporting unit is less than its carrying amount using these quantitative factors, we must record a goodwill impairment charge based on that difference. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of the Company and may trigger goodwill impairment losses, which could be materially adverse to our operating results and financial position. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

There are risks resulting from the extensive use of models. We rely on quantitative models to measure risks and estimate certain financial values. Models may be used to measure interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, assisting with identifying compliance risk, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models could result in business decisions made based on the use of models being adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes and new experiences or events which are not part of historical experience could significantly increase model imprecision and reliability. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables upon which we rely. Our reliance on models continues to increase as rules, guidance and expectations change including the model used in the determination of our allowance for credit losses.

Section 1.05 Risks Related to our Growth Strategy

Growing by acquisition entails integration and certain other risks, and our financial condition and results of operations could be negatively affected if our expansion efforts are unsuccessful, or we fail to manage our growth effectively. In addition to organic growth and the establishment of de novo branches, we have also expanded through acquisitions of branches and whole institutions – most recently in 2018. We desire to reestablish this inorganic growth strategy, within our current footprint and/or via geographic expansion, but there are risks associated with any such expansion. Those risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, being unable to profitably deploy assets acquired in the transaction, and regulatory compliance risks. To the extent we issue capital stock in connection with additional transactions, if any, these transactions and related stock issuances may have a dilutive effect on tangible book value per share. If our Company’s stock value is valued lower than peers, it could subject us to effectively paying more to acquire another institution or be unable to effectively match a peer offer for such institution. If the subsidiary’s CRA rating is downgraded to less than satisfactory in the future, it could negatively affect the Company’s acquisition strategy as the CRA requires the banking agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies.

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

Section 1.06 Legislative and Regulatory Risks

We are subject to extensive government regulation that could limit or restrict our activities which may include crypto currency and legalized marijuana business activities, which in turn may adversely impact our ability to increase our assets and earnings. We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the FRB, the DFPI and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties, as well as imposing limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the FRB, significantly affect credit conditions. Any increased regulatory examination scrutiny or new regulatory requirements could increase the Company’s expenses and affect the Company’s operations.

Our expenses could increase as a result of increases in FDIC insurance premiums or other regulatory assessments. The FDIC charges insured financial institutions a premium to maintain the DIF at a certain level. In the event that deteriorating economic conditions increase bank failures, the FDIC ensures payments of deposits up to insured limits from the DIF. In 2022, the FDIC announced an increase in rates in 2023, resulting in an increase in the Bank’s FDIC insurance assessments. For the year ended 2024 there were no increases in rates; however, there can be no assurance that the FDIC will not further increase assessment rates in the future or that the Bank will not be subject to higher assessment rates due to a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings. The FRB, the FDIC, and the DFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition, and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations, receiving a less than satisfactory CRA rating, or challenges related to other consumer protection laws could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines.

Private parties may also challenge an institution’s performance under consumer compliance laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

In addition, federal, state, and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. It is our policy not to make predatory loans, but these laws create the potential for liability with respect to our lending and loan investment activities. They increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We derive fee income from charging customers for fees that could be subject to increased scrutiny by the regulators. There has been increased scrutiny of certain fees, including overdrafts, late fees, and interchange fees, charged to consumers and/or businesses in recent years. Changes to the Company’s overdraft practices due to changes in regulations or rules impact the collection of overdraft or insufficient fund fees could negatively impact the Company’s earnings. In 2024, the Company recognized $5.5 million of income from overdraft fees, which could be impacted due to changes in the amount or method of how overdraft fees are charged. In addition, the Company has a significant level of income from money service businesses. Changes in regulatory oversight of money service businesses could negatively impact the number of money service businesses we serve and the related income from such customers.

Section 1.07 Risks Related to our Common Stock

You may not be able to sell your shares at the times and in the amounts you want if the price of our stock fluctuates significantly or the trading market for our stock is not active. The market price of our common stock could be impacted by a number of factors, many of which are outside our control. Although our stock has been listed on Nasdaq for many years and our trading volume has increased in recent periods, trading in our stock does not consistently occur in high volumes and the market for our stock cannot always be characterized as active. Thin trading in our stock may exaggerate fluctuations in the stock’s value, leading to price volatility in excess of that which would occur in a more active trading market. In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price in the future include but are not necessarily limited to the following:

●	actual or anticipated fluctuations in our operating metrics and financial condition;
●	changes to shares outstanding, including stock repurchases or stock issuances;
●	other changes to tangible book value per share outside of operating earnings, including dividends, stock repurchases, issues of equity-based compensation, and changes to accumulated other comprehensive income;
●	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
●	failure to meet analysts’ revenue or earnings estimates;
●	speculation in the press and social media, or investment community;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	actions by shareholders;
●	sales of our equity or equity-related securities, or the perception that such sales may occur;
●	fluctuations in the trading volume of our common stock;
●	fluctuations in the stock prices, trading volumes, and operating results of our competitors;
●	market conditions in general and, in particular, for the financial services industry;
●	proposed or adopted regulatory changes or developments;
●	regulatory action against us;
●	changes in perceptions around capital ratios;
●	actual, anticipated, or pending investigations, proceedings, or litigation that involve or affect us; and
●	domestic and international economic factors unrelated to our performance.

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

Future acquisitions may dilute shareholder ownership and value, especially tangible book value per share. We periodically evaluate opportunities to acquire other financial institutions and/or bank branches and could incorporate such acquisitions as part of our future growth strategy. Such acquisitions may involve cash, debt, and/or equity securities. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value per common share may occur in connection with any future acquisitions. To the extent we issue capital stock in connection with such transactions, the share ownership of our existing shareholders may be diluted on the date of such transaction.

The Company relies heavily on the payment of dividends from the Bank. At December 31, 2024, the holding company had $13.1 million in cash available. While this cash is sufficient to cover cash flow needs over the course of the next several quarters the Company’s long-term ability to meet debt service requirements and pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. If (i) any capital requirements are increased; and/or (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This would reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid, and the frequency and amount of such dividends will also depend on the financial condition and performance of the Bank and the decision of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options or issuance of restricted stock. The shares of our common stock do not have preemptive rights, which means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue up to 24,000,000 shares of common stock, and as of December 31, 2024, we had 14,223,046 shares of common stock outstanding. Except for certain limitations imposed by Nasdaq, nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. Furthermore, when our directors and officers exercise in-the-money stock options or receive restricted stock units, your ownership in the Company is diluted. As of December 31, 2024, there were outstanding options to purchase an aggregate of 239,600 shares of our common stock with an average exercise price of $26.50 per share. There were also 173,970 shares of restricted stock units outstanding which vest over periods ranging from one year to five years from initial issuance. At the same date there were an additional 306,374 shares available to grant under our 2023 Stock Incentive Plan, which replaced the Company’s 2017 Stock Incentive Plan.

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

Shares of any preferred stock issued in the future could have dilutive and other effects on our common stock. Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock, none of which is presently outstanding. Although our Board of Directors has no present intention to authorize the issuance of shares of preferred stock, such shares could be authorized in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights, or in the redemption of our common stock. The rights, preferences, privileges, and restrictions applicable to any series or preferred stock would be determined by resolution of our Board of Directors.

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

Unauthorized disclosure of sensitive or confidential customer information, whether through a cyberattack, other breach of our computer systems or any other means, could severely harm our business. In the normal course of business we collect, process, and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Notably, cybersecurity risks for banking organizations have significantly increased in recent years because of new emerging technologies, including artificial intelligence (“AI”), and the use of the internet and telecommunications technologies to conduct financial transactions.

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

The secure maintenance and transmission of confidential information, as well as the secure and reliable execution of transactions over our systems, are essential to protect us and our customers and to maintain our customers’ confidence. Despite our efforts to identify, contain and mitigate these threats through detection and response mechanisms, product improvement, the use of encryption and authentication technology, and customer and employee education, fraudulent attempts directed against us, our customers, and third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve, especially with emerging technologies such as AI, which may enhance the efforts of cyber threat actors.

We also face risks related to cyber-attacks and other security breaches in connection with debit card transactions, which typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on third party service providers to conduct certain other aspects of our business operations and face similar risks relating to them. While we require regular security assessments from those third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or security breach.

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

If our information systems were to experience a system failure, our business and reputation could suffer. We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to minimize service disruptions by protecting our computer equipment, systems, third-party relationships, and network infrastructure from physical damage due to fire, power loss, telecommunications failure, or a similar catastrophic event. We have protective measures in place to prevent or limit the effect of the failure or interruption of our information systems and will continue to upgrade our security technology and update procedures to help prevent such events. However, if such failures or interruptions were to occur, they could result in damage to our reputation, a loss of customers, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We are subject to risks associated with the adoption of new technologies such as AI. The Company or its third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and includes regulation targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s or third parties’ implementation of AI technology and increase the Company’s compliance costs and risk of non-compliance. While the Company does not deploy AI at this time for either customer or internal purposes, we continue to evaluate whether to implement AI in certain limited capacities and the risks associated with potential errors, inaccuracies of work product, privacy, intellectual property rights, the potential for bias, and cybersecurity.

We are subject to a variety of operational risks, including reputational risk, legal risk, compliance risk, the risk of fraud or theft by employees or outsiders, and the risk of clerical or record-keeping errors, which may adversely affect our business and results of operations. If personal, non-public, confidential, or proprietary customer information in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage, and financial loss. This could occur, for example, if information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

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

Fraud risk continues to evolve and impact our customers and our Bank. In particular, check fraud has reemerged as a key source of fraud in addition to debit card fraud, mobile banking fraud, account takeover, invoice fraud, and cyber fraud. Scams are often harder to detect as fraudsters deploy AI causing many customers to authorize transactions that they believe are legitimate. Thefts of credentials using social engineering and malicious emails or websites, continues to rise. Detecting and preventing fraud requires deploying additional resources and technologies, obtaining cooperation from other institutions, active monitoring of payment activities for suspicious activity, and training of employees and customers. In addition, liability for fraud remains uncertain for particular transactions.

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

We may be adversely affected by the financial stability of other financial institutions. Our ability to engage in routine transactions could be adversely affected by the actions and liquidity of other financial institutions. Financial institutions are often interconnected as a result of trading, clearing, counterparty, or other business relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. Even if the transactions are collateralized, credit risk could exist if the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could adversely affect our business, financial condition, or results of operations.

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

Governance

The Senior Information Security Officer (ISO), along with both the Director of Information Technology (IT), and Director of Information Services are responsible for managing our cybersecurity risk program. The Director of IT and Director of Information Services report to the Chief Financial Officer and are responsible for designing and maintaining the company’s network security architecture, as well as the day-to-day management of key components of our cybersecurity risk program, including identity access management, vulnerability and patch management, intrusion prevention systems, and threat intelligence. The ISO reports to the Chief Risk Officer and provides guidance, oversight, monitoring, and challenge of first line activities. The ISO is responsible for the development and management of our information security program, which includes cybersecurity risk assessments, incident response, third-party risk management, and testing of first line activities.

Our Board of Directors and Board Risk Committee have delegated oversight authority to a management-level Risk Committee, which is comprised of executive and senior management leadership with cybersecurity technical and/or regulatory expertise. The Risk Committee meets quarterly and has primary responsibility and oversight for risk management strategies related to technology, information security, cybersecurity, fraud, privacy, business continuity, and resilience. The ISO and Director of IT present Information Security and Information Technology reporting, including updates on the external threat environment and our cybersecurity program, including our performance in identifying, preventing, detecting, mitigating, and remediating cybersecurity threats. This information is subsequently reported up to the Board Risk Committee.

The Board Risk Committee is responsible for oversight of the Company’s enterprise risk management program, which encompasses information technology, information security and cybersecurity. This includes management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The Board Risk Committee also has oversight of and establishment of risk appetite guidance through the approval of Policies and Programs including the information security and cybersecurity programs. Annual independent assessments of the Company’s cybersecurity program which are completed by external parties with the required expertise are also presented to the Board Risk Committee. The Chief Risk Officer and ISO report to the Board and/or Board Risk Committee on cybersecurity risks. Senior officers from IT or Information Security discuss cybersecurity matters that arise between Committee and Board meetings with the Chief Financial Officer and/or the Chief Risk Officer, who will share these with the Company’s Executive Officers and Board members, as appropriate.

ITEM 2.      PROPERTIES

The Company’s administrative headquarters is housed in a 37,000 square foot, three-story office building located at 86 North Main Street, Porterville, California, and our main office consists of a one-story brick building located at 90 N. Main Street, Porterville, California, adjacent to our administrative headquarters. The administrative headquarters, as well as five other branch offices, namely California City, Farmersville, Lompoc, San Luis Obispo, and Tulare are situated on unencumbered property owned by the Company. The remaining branches, as well as our technology center, loan production offices in Templeton, and remote ATM locations, are leased from unrelated parties. Management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the foreseeable future.

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

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information available via public sources:

	Sale Price of the Company's		Approximate Trading
Calendar	Common Stock		Volumes
Quarter End	High	Low	Shares
March 31, 2024	$22.91	$17.69	1,693,800
June 30, 2024	$22.66	$17.70	1,678,800
September 30, 2024	$31.85	$21.32	2,595,000
December 31, 2024	$35.13	$27.00	2,477,900

(b)     Holders

As of January 31, 2025 there were an estimated 8,621 shareholders of the Company’s Common Stock. There were 639 registered holders of record on that date; and per Broadridge, an investor communication company, there were 8,209 beneficial holders with shares held under a street name, including “objecting beneficial owners” whose names and addresses are unavailable. Since some holders maintain multiple accounts, it is likely that the above numbers overstate the actual number of the Company’s shareholders.

(c)     Dividends

The Company paid cash dividends totaling $13.6 million, or $0.94 per share in 2024 and $13.7 million, or $0.92 per share in 2023, which represents 34% of annual net earnings for 2024 and 39% for 2023. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, in the past when many of our peers elected to suspend dividend payments, the Company’s Board determined that we should continue to pay a certain level of dividends without regard to peer payout ratios, as long as our core operating performance was adequate and policy or regulatory restrictions did not preclude such payments. That said, no assurance may be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends upon cash on hand as supplemented by dividends from the Bank. The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by the Bank’s Board of Directors. The authority of the Bank’s Board of Directors to declare cash dividends is also subject to statutory restrictions. Under California banking law, the Bank may at any time declare a dividend in an amount not to exceed the lesser of (i) its retained earnings, or (ii) its net income for the last three fiscal years reduced by distributions to the Bank’s shareholder during such period. However, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation, the Bank may declare a larger dividend, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year.

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

(d)     Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2024 with respect to stock options and restricted stock units outstanding, and available under our 2023 Equity Compensation Plan and the now-terminated 2017 and 2007 Stock Incentive Plans, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Vesting of Restricted Stock Awards	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	173,970	239,600	$26.50	306,374

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

Total Return Performance
Sierra Bancorp
NASDAQ Composite Index
S&P U.S. SmallCap Banks Index
S&P U.S. BMI Banks Index
Index Value
250
200
150
100
50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Sierra Bancorp	100.00	85.30	100.27	81.64	90.98	121.25
Nasdaq Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P U.S. SmallCap Banks Index	100.00	90.82	126.43	111.47	112.03	132.44
S&P U.S. BMI Banks Index	100.00	87.24	118.61	98.38	107.32	143.68

Source: S&P Global Market Intelligence

(f)     Stock Repurchases

In October 2023, the Board approved the 2023 Share Repurchase Plan by authorizing 1,000,000 shares of common stock for repurchase beginning at the end of the expiration of the then current share repurchase program on October 31, 2023 and expiring on October 31, 2024. A new Share Repurchase Program was approved in October 2024 authorizing 1,000,000 shares of common stock for repurchase beginning at the end of the expiration of the share repurchase program on October 31, 2024, and expiring on October 31, 2025.

During the fourth quarter of 2024 the Company purchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1 - October 31, 2024	32,603	$28.88	32,603	560,588
November 1 - November 30, 2024	72,779	$29.25	58,327	941,673
December 1 - December 31, 2024	138,920	$29.75	138,920	802,753
Total	244,302		229,850
(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced programs and/or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under the Company’s equity compensation plans.

ITEM 6. [RESERVED]

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2024 and 2023, and the results of operations for each year in the three-year period ended December 31, 2024. The discussion is best read in conjunction with the Company’s consolidated financial statements and the notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Critical Accounting Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States and prevailing practices within the banking industry. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year’s balances to conform to classifications used in 2024. Actual results may differ from those estimates under divergent conditions.

Critical accounting estimates are those that involve the most complex and subjective decisions and assessments and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting estimates deal primarily with the establishment of an allowance for credit losses on loans, as explained in detail in Note 2 to the consolidated financial statements and in the “Credit Losses Expense on Loans” and “Allowance for Credit Losses on Loans” sections of this discussion and analysis. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to those areas.

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

Selected Financial Data
(dollars in thousands, except per share data)
	As of and for the years ended December 31,
Operating Data	2024	2023	2022
Net interest income	$120,029	$112,405	$109,615
Credit loss expense	$4,792	$3,681	$10,667
Noninterest income	$31,521	$30,400	$30,770
Noninterest expense	$92,890	$92,660	$84,803
Provision for income taxes	$13,308	$11,620	$11,256
Net income	$40,560	$34,844	$33,659
Selected Balance Sheet Summary
Total loans, net	$2,306,604	$2,066,884	$2,029,757
Total assets	$3,614,271	$3,729,799	$3,608,590
Total deposits	$2,891,668	$2,761,223	$2,846,164
Total liabilities	$3,256,969	$3,391,702	$3,305,008
Total shareholders' equity	$357,302	$338,097	$303,582
Net loans to total deposits	79.77%	74.85%	71.32%
Per Share Data
Net income per basic share	$2.84	$2.37	$2.25
Net income per diluted share	$2.82	$2.36	$2.24
Book value	$25.12	$22.85	$20.01
Cash dividends	$0.94	$0.92	$0.92
Weighted average common shares outstanding basic	14,284,401	14,706,141	14,955,756
Weighted average common shares outstanding diluted	14,396,021	14,737,870	15,022,755
Key Operating Ratios:
Performance Ratios: (1)
Return on average equity	11.62%	11.30%	10.66%
Return on average assets	1.12%	0.94%	0.97%
Average equity to average assets ratio	9.61%	8.31%	9.06%
Net interest margin (tax-equivalent)	3.66%	3.37%	3.47%
Efficiency ratio (tax-equivalent) (3)	60.76%	63.90%	60.16%
Asset Quality Ratios: (1)
Non-performing loans to total loans	0.84%	0.38%	0.95%
Non-performing assets to total loans and other real estate owned	0.84%	0.38%	0.95%
Net (recoveries) charge-offs to average loans	0.15%	0.18%	0.58%
Allowance for credit losses on loans to total loans at period end	1.07%	1.12%	1.12%
Allowance for credit losses on loans to nonaccrual loans	126.25%	294.30%	117.78%
Regulatory Capital Ratios: (2)
Tier 1 capital to adjusted average assets (leverage ratio)	10.93%	10.32%	10.30%
(1)	Asset quality ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.
(2)	For definitions and further information relating to regulatory capital requirements, see “Item 1, Business - Supervision and Regulation - Capital Adequacy Requirements” herein.
(3)	The efficiency ratio is a non-GAAP measure and is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

The Company recognized net income of $40.6 million in 2024 relative to $34.8 million in 2023 and $33.7 million in 2022. Net income per diluted share was $2.82 in 2024, as compared to $2.36 in 2023 and $2.24 for 2022. The Company’s return on average assets and return on average equity were 1.12% and 11.62%, respectively, in 2024, as compared to 0.94% and 11.30%, respectively, in 2023 and 0.97% and 10.66%, respectively, for 2022. The following is a summary of the major factors that impacted the Company’s results of operations for the years presented in the consolidated financial statements.

●	Net interest income improved by 7% in 2024 over 2023, and by 3% in 2023 over 2022, due to a change in the mix of earning assets partially offset by an increase in the cost of interest-bearing liabilities. Average interest earning assets decreased $93.4 million in 2024 over 2023, due primarily to the strategic restructuring of our lower-yielding bond portfolio in the first quarter of 2024, partially offset by increases in loan balances. The average balance of investment securities decreased $285.1 million while average gross loan balances increased $161.5 million. We experienced an increase of $176.5 million in mortgage warehouse line utilization, and a $39.6 million increase in farmland loans. Higher cost average borrowed funds declined $153.6 million, enabled by the sale of lower-yielding bonds. The net interest margin in 2024 was 29 basis points higher than in 2023, as a result of the balance sheet restructuring.

The increase in average earning assets in 2023 over 2022 was due primarily to purchases of investment securities, augmented with increases in the average balance of loans. The average balance of investment securities increased $212.3 million while average gross loan balances increased $57.7 million. We experienced an increase of $22.4 million in real estate loans, $27.1 million increase in mortgage warehouse line utilization, and a $7.9 million increase in other commercial loans. The positive impact of average asset growth in 2023 along with a 100 basis points increase in yield was negatively impacted by a 161 basis points increase in yield on interest bearing liabilities due to a shift by our customers into higher cost certificates of deposits coupled with an increase in more expensive borrowed funds. The net interest margin in 2023 was 10 basis points lower than 2022.

●	We recorded a credit loss expense on loans of $4.6 million in 2024, as compared to a $4.1 million expense in 2023 and $10.9 million expense in 2022. The $0.5 million increase in the credit loss expense for the year ending 2024, as compared to the same period in 2023 was due to an unfavorable increase in the allowance for credit losses on loans individually evaluated. This unfavorable increase was partially offset by the impact of lower net charge-offs, along with a favorable improvement in underlying economic forecasts used as part of the Company’s allowance for credit losses model. The Company's $6.8 million favorable decrease in credit loss expense on loans for the year ending 2023 as compared to the same period in 2022, is primarily due to the impact of lower net charge-offs during the year ending 2023. The 2022 credit loss expense on loans arose from the impact of $11.5 million in net charge-offs during the year ending 2022. The elevated net charge-offs were mostly due to two loan relationships; one dairy loan relationship with total charge-offs of $8.7 million and a single office building loan relationship that was sold at a $1.9 million discount due to an increased risk of default that would have likely led to a prolonged collection period.
●	Noninterest income increased by $1.1 million, or 4%, in 2024 over 2023, and decreased by $0.4 million, or 1%, in 2023 over 2022. The year over year increase in 2024 was mostly due to $1.1 million increase in service charges and a $0.9 million increase in bank-owned life insurance income. These two favorable improvements were partially offset by a $0.8 million decline in other noninterest income items.

The year over year decrease in 2023 was negatively impacted by 2022 events that did not recur in 2023, including $3.6 million in gains on the sale of other assets, and the $1.0 million recovery of prior period legal expenses. These unfavorable variances were partially offset by favorable fluctuations in income on bank-owned life insurance (BOLI) with underlying investments mapped directly to the Company’s deferred compensation plan. Also favorably impacting noninterest income was a $15.3 million gain on the sale of

Bank owned branch buildings (subsequently leased back), mostly offset by realizing a $14.5 million loss on a securities strategy which identified $196.7 million in available-for-sale securities sold in January 2024.

●	Noninterest expense increased by $0.2 million, or 0.2%, in 2024 as compared to 2023, and increased by $7.9 million, or 9%, in 2023 over 2022. While operational efficiencies gained in 2024 from strategic decisions made by the Company in personnel expenses, and other noninterest expenses, helped contain noninterest expense, these positive variances were offset by increased occupancy costs as a result of the sale/leaseback transactions in the fourth quarter of 2023 and the first quarter of 2024 resulting in a slight increase in noninterest expense in 2024.

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

●	The Company recorded income tax provisions of $13.3 million, $11.6 million, and $11.3 million for the years ending 2024, 2023 and 2022 respectively, or approximately 25% of pre-tax income each year.

Financial Condition Summary

The Company’s assets totaled $3.6 billion at December 31, 2024, as compared to $3.7 billion at December 31, 2023. Total liabilities were $3.3 billion at December 31, 2024, as compared to $3.4 billion at the end of 2023, and shareholders’ equity totaled $357.3 million at December 31, 2024, as compared to $338.1 million at December 31, 2023. The following is a summary of key balance sheet changes during 2024.

●	Total assets decreased by $115.5 million, or 3%. This was mostly a result of a $377.8 million decrease in investment securities, due to a balance sheet restructuring partially offset by a $241.3 million increase in gross loans.
●	Investment securities decreased $377.8 million, or 28%. This decrease consisted primarily from the sale of bonds from the strategic securities transaction, in which lower yielding bonds were sold to paydown higher cost other borrowings, as well as other normal maturities and calls of investment securities.
●	Gross loans increased $241.3 million, or 12%. This increase was a result of organic growth led by $210.4 million of growth of mortgage warehouse outstandings. The remaining growth came from a $32.2 million increase in commercial real estate loans, a $20.7 million increase in other commercial loans, and a $10.1 million increase in farmland loans, partially offset by a $30.6 million decline in residential real estate loans.
●	Deposit balances increased $130.4 million, or 5%. Core non-maturity deposits increased by $12.0 million, or 1%, while customer time deposits decreased by $21.5 million, or 4%. Wholesale brokered deposits increased by $140.0 million, or 104%. As stated previously, the increase in brokered deposits was primarily to fund increases in the utilization of mortgage warehouse lines. Overall noninterest-bearing deposits as a percent of total deposits at December 31, 2024, decreased to 34.8%, as compared to 37.0% at December 31, 2023.
●	Total capital increased by $19.2 million, or 6%, ending the year with a balance of $357.3 million. The increase in equity during the year ended December 31, 2024, was primarily due to $40.6 million in net income and a $4.7 million favorable swing in accumulated other comprehensive income (loss) partially offset by $13.6 million in dividends paid, and $15.0 million in share repurchases. The remaining difference was related to stock options exercised and restricted stock activity during the year.

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

Net Interest Income and Net Interest Margin

Net interest income was $120.0 million in 2024 as compared to $112.4 million in 2023, and $109.6 million in 2022. This equates to increases of 7% in 2024, and 3% in 2023. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the acceleration of net deferred loan fees and costs for loans paid off early, reversal of interest for loans placed on non-accrual status, and the recovery of interest on loans that had been on non-accrual and were paid off, sold, or returned to accrual status.

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

AVERAGE BALANCES AND RATES
(dollars in thousands, unaudited)
	Year Ended December 31,
	2024			2023			2022
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance(1)	Expense	Rate(2)	Balance(1)	Expense	Rate(2)	Balance(1)	Expense	Rate(2)
Investments:
Interest-earning due from banks	$49,754	$2,659	5.34%	$19,527	$1,054	5.40%	$91,420	$519	0.57%
Taxable	845,018	48,682	5.76%	992,187	54,367	5.48%	808,750	25,789	3.19%
Non-taxable	210,636	6,743	4.05%	348,551	10,909	3.96%	319,682	8,805	3.49%
Total investments	1,105,408	58,084	5.40%	1,360,265	66,330	5.09%	1,219,852	35,113	3.07%
Loans: (3)
Real estate	1,806,114	83,120	4.60%	1,854,300	82,174	4.43%	1,831,874	77,708	4.24%
Agricultural	75,309	5,390	7.16%	35,724	2,438	6.82%	31,565	1,176	3.73%
Commercial	79,719	4,702	5.90%	85,572	5,096	5.96%	81,798	4,383	5.36%
Consumer	3,654	326	8.92%	4,249	348	8.19%	4,301	638	14.83%
Mortgage warehouse	258,191	20,658	8.00%	81,675	6,658	8.15%	54,606	2,695	4.94%
Other	2,415	68	2.82%	2,415	77	3.19%	2,139	106	4.96%
Total loans	2,225,402	114,264	5.13%	2,063,935	96,791	4.69%	2,006,283	86,706	4.32%
Total interest earning assets (4)	3,330,810	172,348	5.23%	3,424,200	163,121	4.85%	3,226,135	121,819	3.85%
Other earning assets	17,131			16,850			15,685
Non-earning assets	283,111			272,930			243,340
Total assets	$3,631,052			$3,713,980			$3,485,160

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$160,644	$3,950	2.46%	$143,428	$1,429	1.00%	$195,192	$485	0.25%
NOW	393,126	512	0.13%	442,819	289	0.07%	532,692	322	0.06%
Savings accounts	365,459	336	0.09%	419,834	269	0.06%	476,128	278	0.06%
Money market	138,703	2,071	1.49%	132,748	710	0.53%	150,378	95	0.06%
Time deposits	556,506	23,229	4.17%	527,965	23,214	4.40%	317,806	4,914	1.55%
Brokered deposits	282,618	13,257	4.69%	163,382	5,643	3.45%	74,917	725	0.97%
Total interest bearing deposits	1,897,056	43,355	2.29%	1,830,176	31,554	1.72%	1,747,113	6,819	0.39%
Borrowed funds:
Federal funds purchased	3,840	252	6.56%	94,815	4,975	5.25%	16,980	693	4.08%
Repurchase agreements	123,878	211	0.17%	90,294	245	0.27%	110,387	319	0.29%
Short term borrowings	12,535	685	5.46%	130,622	7,059	5.40%	30,728	1,057	3.44%
Long term FHLB Advances	80,000	3,126	3.91%	58,411	2,282	3.91%	—	—	—
Long term debt	49,346	1,721	3.49%	49,257	1,715	3.48%	49,172	1,713	3.48%
Subordinated debentures	35,745	2,969	8.31%	35,567	2,886	8.11%	35,387	1,603	4.53%
Total borrowed funds	305,344	8,964	2.94%	458,966	19,162	4.18%	242,654	5,385	2.22%
Total interest bearing liabilities	2,202,400	52,319	2.38%	2,289,142	50,716	2.22%	1,989,767	12,204	0.61%
Noninterest bearing demand deposits	989,561			1,057,041			1,121,060
Other liabilities	90,142			59,317			58,538
Shareholders' equity	348,949			308,480			315,795
Total liabilities and shareholders' equity	$3,631,052			$3,713,980			$3,485,160

Interest income/interest earning assets			5.23%			4.85%			3.85%
Interest expense/interest earning assets			1.57%			1.48%			0.38%
Net interest income and margin(5)		$120,029	3.66%		$112,405	3.37%		$109,615	3.47%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)	Loans are gross of the allowance for possible credit losses. Net loan fees have been included in the calculation of interest income. Net loan (costs) fees and loan acquisition FMV amortization were $(1.4) million, $(1.0) million, and $0.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(4)	Non-accrual loans are slotted by loan type and have been included in total loans for purposes of total interest earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

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

Volume and Rate Variances
(dollars in thousands)
	Years Ended December 31,
	2024 over 2023				2023 over 2022
	Increase(decrease) due to				Increase(decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$1,632	$(11)	$(16)	$1,605	$(408)	$4,415	$(3,472)	$535
Taxable	(8,064)	2,793	(414)	(5,685)	5,849	18,527	4,202	28,578
Non-taxable	(4,316)	249	(99)	(4,166)	795	1,201	108	2,104
Total investments	(10,748)	3,031	(529)	(8,246)	6,236	24,143	838	31,217

Loans:
Real estate	(2,135)	3,163	(82)	946	951	3,472	43	4,466
Agricultural	2,701	119	132	2,952	155	978	129	1,262
Commercial	(349)	(48)	3	(394)	202	488	23	713
Consumer	(49)	31	(4)	(22)	(8)	(285)	3	(290)
Mortgage warehouse	14,389	(123)	(266)	14,000	1,335	1,756	872	3,963
Other	—	(9)	—	(9)	14	(38)	(5)	(29)
Total loans	14,557	3,133	(217)	17,473	2,649	6,371	1,065	10,085
Total interest earning assets	$3,809	$6,164	$(746)	$9,227	$8,885	$30,514	$1,903	$41,302
Liabilities:
Interest bearing deposits:
Demand	$172	$2,097	$252	$2,521	$(129)	$1,460	$(387)	$944
NOW	(32)	287	(32)	223	(54)	25	(4)	(33)
Savings accounts	(35)	117	(15)	67	(33)	27	(3)	(9)
Money market	32	1,272	57	1,361	(11)	709	(83)	615
Time deposits	1,255	(1,176)	(64)	15	3,250	9,059	5,991	18,300
Brokered deposits	4,118	2,021	1,475	7,614	856	1,863	2,199	4,918
Total interest bearing deposits	5,510	4,618	1,673	11,801	3,879	13,143	7,713	24,735

Borrowed funds:
Federal funds purchased	(4,774)	1,248	(1,197)	(4,723)	3,177	198	907	4,282
Repurchase agreements	91	(91)	(34)	(34)	(59)	(19)	4	(74)
Short term borrowings	(6,382)	80	(72)	(6,374)	3,436	604	1,962	6,002
Long-term FHLB Advances	843	1	—	844	—	—	2,282	2,282
Long term debt	3	3	—	6	3	(1)	—	2
Subordinated debentures	14	69	—	83	8	1,269	6	1,283
Total borrowed funds	(10,205)	1,310	(1,303)	(10,198)	6,565	2,051	5,161	13,777
Total interest bearing liabilities	(4,695)	5,928	370	1,603	10,444	15,194	12,874	38,512
Net interest income	$8,504	$236	$(1,116)	$7,624	$(1,559)	$15,320	$(10,971)	$2,790

The 2024 favorable volume variance of $8.5 million is due to the favorable loan volume variance and favorable borrowed fund volume variance exceeding the unfavorable volume variances related to investments and deposits. The decline in investment volume and favorable reduction in borrowed funds was facilitated by the balance sheet restructuring strategy in late 2023. The favorable loan volume variance was due to loan growth in 2024, primarily from mortgage warehouse.

The 2024 favorable rate variance of $0.2 million is comprised mostly of favorable rate variances related to earning assets being mostly offset by unfavorable deposit and borrowed fund costs due to overall higher rates on assets being offset by higher funding rates. The 2024 unfavorable mix variance of $1.1 million is driven by lower investment balances, and higher loan balances, compounded by higher rates paid on interest bearing deposits. Some of this unfavorable mix was mitigated by the decrease in borrowed funds.

For 2023 as compared to 2022, net interest income was impacted by a favorable rate variance of $15.3 million, partially offset by an unfavorable mix variance of $11.0 million, and an unfavorable volume variance of $1.6 million. The 2023 versus 2022 favorable rate variance is due mostly to a 100 basis point increase in the yield on average earning assets, mostly in higher yielding floating rate commercial loan obligations (CLO), partially offset by a 161 basis point increase in interest expense on interest bearing liabilities. The 2023 versus 2022 unfavorable volume variance mostly is due to larger increases in borrowed funds and interest-bearing deposits over the increases in average earning assets. There was also an unfavorable mix variance of $11.0 million which was mostly from the shift of non or low interest bearing deposits into higher rate time deposits as customers became more rate sensitive and higher volumes of borrowed funds at higher rates than the increases in rates on new volumes of interest earning assets. Increases in higher yielding investment securities and an increase in usage of mortgage warehouse lines offset some of the unfavorable mix variance.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, increased by 29 basis points to 3.66% in 2024 and declined by 10 basis points to 3.37% in 2023 as compared to 2022. The favorable variance in net interest margin was mostly caused by an increase in yield and volume  of higher yielding interest earning assets over the decrease of volume on interest bearing liabilities in 2024 as compared to 2023. The net interest margin compression was mostly caused by an increase in rate and volume (mix) of higher cost of interest bearing liabilities over the increase of volume and yield (mix) on interest earning assets in 2023 as compared to 2022.

Rates paid on non-maturity deposits increased 41 basis points in 2024 over the same period in 2023, and increased 15 points  in 2023 over the same period in 2022 as competition for deposits has increased with customers becoming more rate sensitive. Interest bearing demand deposits increased 146 basis points in 2024 over 2023 and increased 75 basis points in 2023 over 2022, an indication of the fierce competition for deposits industry wide. Money market accounts increased 96 basis points in 2024 over 2023 but increased 47 basis points in 2023 over 2022. The weighted average cost of interest-bearing liabilities increased 16 points in 2024 over 2023 and increased 161 basis points in 2023 over 2022. Customer time deposit rates decreased 23 basis points in 2024 over 2023, but increased 285 basis points in 2023 over 2022, due partly to a time deposit product with a rate set to a spread to prime.  The current spreads on our floating rate time deposits range from prime minus 500 basis points to prime minus 375 basis points subject to a floor. Three prime rate decreases in 2024, and two prime rate increases earlier in 2023, created rate variances on such accounts.

Rates paid on short-term borrowings, which are tied to short-term borrowing rates, increased 38 basis points during 2024 over 2023, and increased 167 basis points during 2023 over 2022. Rates paid on adjustable-rate trust preferred securities  are tied to 3-month CME SOFR and increased 20 basis points during 2024 over 2023 and increased 358 basis points during 2023 over 2022.

During the year, adjustments to interest income occur due to the following adjustments: interest income recovered upon the resolution of nonperforming loans, the reversal of interest income when a loan is placed on non-accrual status, and accelerated fees or prepayment penalties recognized for early payoffs of loans. Such adjustments had no impact on interest income in 2024, totaled $0.9 million of additional interest income in 2023, and amounted to $1.6 million of interest reversals in 2022.

Credit Loss Expense and Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans. The Company recorded credit loss expense on loans of $4.6 million in 2024, $4.1 million in 2023, and $10.9 million in 2022. The Company was subject to the adoption of the Current Expected Credit Loss ("CECL") accounting method under FASB Accounting Standards Update 2016-03 and related amendments, Financial Instruments – Credit Losses (Topic 326) and implemented the update on January 1, 2022. Upon implementation the Company recorded a $10.4 million pre-tax increase in the allowance for credit losses, which included a $0.9 million reserve for unfunded commitments as an adjustment to equity, net of deferred taxes. The Company’s $0.5 million increase in credit loss expense for the year ending 2024 over 2023, was due to a unfavorable increase in the allowance for credit losses on loans individually evaluated, partially offset by the impact of lower net loan charge-offs and a favorable improvement in underlying economic forecasts used as part of our allowance for credit losses model. There was a $6.8 million favorable decrease for the year ending 2023 compared to the same period in 2022 is primarily due to the impact of lower net charge-offs during the year ending 2023.

With the credit loss expense on loans recorded in 2024 we were able to maintain our allowance for credit losses on loans at a level that, in Management’s judgment, is adequate to absorb expected credit losses over the remaining contractual life on loans related to individually identified loans as well as expected credit losses over the remaining contractual life in the remaining loan portfolio. Specifically identifiable and quantifiable credit losses on loans are immediately charged off against the allowance. The Company experienced net loan charge offs of $3.3 million in 2024, $3.6 million in 2023, and $11.5 million in 2022. The provision for credit losses on loans for 2022 was elevated due to the impact of two loan relationships; one dairy loan relationship with total charge-offs of $8.7 million and a single office building loan relationship that was sold at a $1.9 million discount due to an increased risk of default that would have likely led to a prolonged collection period.

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

Noninterest Revenue and Operating Expense

The table below sets forth the major components of the Company’s noninterest revenue and operating expense for the years indicated, along with relevant ratios:

Non-Interest Income/Expense
(dollars in thousands)
	Year Ended December 31,
	2024	2023	2022
NONINTEREST INCOME:
Service charges on deposit accounts	$24,173	$23,103	$23,100
(Loss) gain on sale of securities	(2,681)	396	1,487
Gain (loss) on sale of fixed assets	3,783	15,270	(8)
Bank owned life insurance income (loss)	2,650	1,767	(996)
Realized gain (loss) on available-for-sale securities	66	(14,500)	—
Other	3,530	4,364	7,187
Total noninterest income	31,521	30,400	30,770
As a % of average interest-earning assets	0.95%	0.89%	0.95%

NONINTEREST EXPENSES:
Salaries and employee benefits	50,338	50,977	47,053
Occupancy and equipment costs	12,374	10,160	9,718
Advertising and marketing costs	1,422	2,215	1,729
Data processing costs	6,202	5,831	6,202
Deposit services costs	8,417	8,775	9,492
Loan services costs
Loan processing	529	597	550
Foreclosed assets	—	665	84
Other operating costs	3,816	4,362	4,661
Professional services costs
Legal and accounting	2,243	2,238	2,133
Director's cost	2,973	2,237	113
Other professional services costs	2,883	2,760	1,892
Stationery and supply costs	483	531	486
Sundry & tellers	1,210	1,312	690
Total noninterest expense	$92,890	$92,660	$84,803
As a % of average interest-earning assets	2.79%	2.71%	2.63%
Net noninterest income as a % of average interest-earning assets	(1.84%)	(1.82%)	(1.67%)
Efficiency ratio (1) (2)	60.76%	63.90%	60.15%
(1)	Tax Equivalent
(2)	The efficiency ratio is a non-GAAP measure and is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest income increased $1.1 million, or 4%, in 2024 over 2023, and decreased $0.4 million, or 1%, in 2023 over 2022. Total noninterest income was 0.95%  of average interest-earning assets in 2024 as compared to a ratio of 0.89% in 2023. The ratio increased in 2024 mostly due to noninterest income including service charges on deposit accounts increasing 4%, or $1.1 million, along with a decrease in interest-earning assets.

The principal component of the Company’s noninterest income, service charges on deposit accounts increased 5%, or $1.1 million, and were flat in 2023 as compared to 2022. This line item is primarily driven by the volumes of debit card transactions, overdraft transactions, and analysis fees which are driven primarily on the volume of cash orders by money service businesses. As a percent of average transaction account balances, service charge income was 1.6% in 2024, 1.4%

in 2023, and 1.3% in 2022. Overdraft income on both consumer and corporate accounts totaled $5.5 million in 2024, $5.3 million in 2023; and $4.6 million (net of restitution related to NSF fees) in 2022. The Company stopped charging NSF fees in 2022.

Interchange income from debit cards (included in service charges on deposit accounts)  was $8.3 million, and was mostly flat in 2024 over 2023, but decreased in 2023 over 2022 by $0.2 million. The unfavorable variance in 2023 was a result of a brand change later in the year from Mastercard to VISA.

BOLI income generally fluctuates based on the market due to the Company’s “separate account” BOLI being invested in assets that closely mirror investments choices of deferred compensation participants. There is also a part of BOLI that is “general account” and receives a standard crediting rate from the carrier which remains relatively stable year over year.  However, the separate-account BOLI used to offset deferred compensation fluctuates significantly from year-to-year as many of our deferred compensation participants are invested in equity-index style funds. In the comparative years ending 2024 over 2023, BOLI income increased $0.9 million; however, in 2023 over 2022, BOLI income increased $2.8 million. The Company had $11.8 million invested in separate account BOLI at December 31, 2024. This separate account BOLI closely matched participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). Net gains on separate account BOLI totaled $1.7 million in 2024, and $0.9 million in 2023, as compared to net losses of $2.0 million in 2022. This resulted in a favorable variance of $0.8 million for the comparative years ending 2024 as compared to 2023, and $2.9 million for the comparative years ending 2023 as compared to 2022. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus the overall net impact on taxable income tends to be minimal. The Company’s books also reflect a net cash surrender value for general account BOLI of $41.3 million and $41.7 million, respectively for the years ending December 31, 2024 and 2023. General account BOLI produces income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent with $1.0 million of general account BOLI income recorded for the year ending December 31, 2024, $0.9 million recorded for the year ending December 31, 2023, and $1.0 million recorded for the year ending December 31, 2022.

Gain on the sale of fixed assets for $3.8 million, and $15.3 million, for the years ending 2024, and 2023 respectively, was due to the sale of Bank owned branch buildings that were subsequently leased back. Both of these transactions and related gains were part of an overall balance sheet restructuring. A securities strategy identified $196.7 million in bonds yielding 2.61%, sold in January 2024 at a loss of $14.5 million. There were also $53.8 million in bonds sold during the first quarter of 2024, at a loss of $2.9 million. The proceeds from the securities strategy went to paydown a portion of other borrowed funds with an average rate of 5.52%. The Company also realized a $0.2 million and $0.4 million gain on the sale or call of securities during the years ending December 31, 2024 and 2023 respectively, and, a $1.5 million gain for the same period in 2022 from a portfolio restructure to decrease effective duration, taking advantage of slight rallies in the Treasury market in early and late 2022.

The other category, decreased $0.8 million to $3.5 million in 2024, $2.8 million to $4.4 million in 2023 and increased to $7.2 million in 2022. The year over year decrease in 2024 over 2023, and in 2023 over 2022 was a result of events that did not recur in 2024 and 2023. For 2024 over 2023, the variance is mostly due to gain on life insurance proceeds while the variance for 2023 over 2022, was primarily due to a $3.6 million gain on the sale of other assets.

Total operating expense, or noninterest expense, increased slightly by $0.2 million, or  0.2%, in 2024 as compared to 2023, and by $7.9 million, or 9%, in 2023 as compared to 2022.

The largest component of noninterest expense, salaries, and employee benefits decreased $0.6 million, or 1% in 2024 as compared to 2023, and increased $3.9 million, or 8% in 2023 as compared to 2022. The decrease in 2024 was due to strategic decisions in 2023 that created operational efficiencies and reduced noninterest expense, as discussed below. The increase in 2023 was due to the strategic hiring of new loan production teams and certain management positions, and standard annual increases to our employee’s base compensation. Loan origination salaries that were deferred from current expense for recognition over the life of related loans totaled $3.0 million in 2024, $2.7 million in 2023, and $2.3 million in 2022.

Salaries and benefits were 56% of total operating expense in 2024, and 55% in 2023, and 2022. The number of full-time equivalent staff employed by the Company totaled 485 at the end of 2024, as compared to 489 at December 31, 2023, and 491 at December 31, 2022. The decrease for the years ending 2024, and 2023 in FTE was due to the reduction in force as several management positions were eliminated due to operational efficiencies.

Total rent and occupancy expense, including furniture and equipment costs, increased $2.2 million in 2024 as compared to 2023, and $0.4 million in 2023 as compared to 2022. The increase in 2024 was due to higher rent expense from the sale/leaseback transactions in the fourth quarter of 2023 and first quarter of 2024. The increase in 2023 was due to a one-time payment of $0.2 million for home office stipends for staff that work remotely and regular rent escalations.

Advertising and promotion costs decreased $0.8 million or 36%, in 2024, over 2023, and increased $0.5 million or 28%, in 2023, over 2022. The decrease in 2024 was a result of a change in the Company’s marketing strategy, while the increase in 2023 was mostly due to a $0.3 million increase in deposit program costs due to a deposit acquisition campaign.

Data processing costs increased $0.4 million, or 6% in 2024, as compared to 2023, and decreased by $0.4 million or 6% in 2023 as compared to 2022. The increase in 2024 was primarily from new loan origination software to better serve our customers and create operational efficiencies in the near term, along with increased costs for data storage. The decrease in 2023 was mostly from a $0.6 million decrease in core processing costs and lower internet banking costs, partially offset by higher Visa conversion costs. The Company renegotiated its core processing contract which resulted in overall savings.

Deposit services costs decreased by $0.4 million, or 4% in 2024 as compared to 2023, and decreased by $0.7 million or 8% in 2023 as compared to 2022. The decrease in 2024 was due to favorable variances in debit card processing and ATM networks costs, from a branding change to VISA from Mastercard in 2023. Deposit costs favorable variance in 2023, over 2022 were due to a decrease in deposit statement costs, and lower ATM network costs.

Loan services costs are comprised of loan processing costs, and net costs associated with foreclosed assets. Loan processing costs, which include expenses for property appraisals and inspections, loan collections, demand and foreclosure activities, loan servicing, loan sales, and other miscellaneous lending costs, decreased by $0.1 million or 11%, in 2024 as compared to 2023, and increased by $0.1 million or  9%, in 2023 as compared to 2022. The decrease in 2024 over 2023, as well as the increase in 2023 over 2022,  was due to fluctuations in appraisal costs. Foreclosed assets costs are comprised of write-downs taken subsequent to reappraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets. There were no expenses in 2024, $0.7 million expenses in 2023 and $0.1 million in expenses in  2022. These costs fluctuate based on market conditions of OREO relative to our holding value, the nature of the underlying properties and the volume of OREO properties in inventory. At the end of 2024, the Company had no OREO properties remaining in inventory.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs. Telecommunications expense decreased $0.5 million, or 13%, in 2024, as compared to 2023, and was flat at $1.6 million in 2023, as compared to 2022. The decrease in 2024 was due to payments in 2023 that did not reoccur in 2024, mainly  restitution payments made in 2023 to analysis customers, and hiring and recruiting costs.

Total Professional Services costs, which consists of legal and accounting, acquisition, directors fees, and other professional services costs, increased by $0.9 million, or 12%, in 2024 as compared to 2023, and $3.1 million in 2023, as compared to 2022. Legal and Accounting costs were flat in 2024, but increased $0.1 million, or 5% in 2023, as compared to 2022. The increase in 2024 was primarily due to an unfavorable variance in directors’ deferred compensation expense while the increase in 2023 was primarily from an increase in audit costs, which were previously outsourced. Directors’ costs increased $0.7 million, or 33%, in 2024 over 2023, and $2.1 million in 2023 as compared to 2022 primarily due to an increase in deferred compensation expense which is linked to the favorable fluctuation in BOLI income. Other professional services costs include FDIC assessments and other regulatory expenses, and certain insurance costs among other things. This category increased $0.1 million, or 4%, in 2024 as compared to 2023, and $0.9 million or 46%, a decrease in interest-earning assets while in 2023, as compared to 2022. The increase in 2024 as compared to 2023, is primarily due to an increase in insurance and bond rating costs. The increase in 2023 was primarily from an increase in FDIC assessment expenses.

Employee deferred compensation expense accruals totaled $0.4 million in 2024, $0.2 million in 2023, and $0.1 million in 2022, and are included in “salaries and employee benefits’ noted above. Directors deferred compensation plan accruals totaled $1.6 million in 2024, $0.8 million in 2023, and $(1.1) million in 2022, and are included in “other professional services” above. As previously mentioned in our discussion of BOLI income, deferred compensation plan accruals are related to separate account BOLI income and losses and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.

Stationery and supply costs were mostly unchanged both in 2024, as compared to 2023, and for 2023, as compared to 2022.

Sundry and teller costs were $1.2 million in 2024, $1.3 million in 2023, and $0.7 million in 2022. In 2024, as well as 2023 and 2022, debit card losses are elevated and consistent with the higher volume of debit card transactions. These debit card dispute and fraud costs increased in 2023 with our debit card conversion from Mastercard to Visa earlier in the year and declined 8% or $0.1 million in 2024.

The Company’s tax-equivalent overhead efficiency ratio was 60.8% in 2024, 63.9% in 2023, and 60.2% in 2022. The overhead efficiency ratio represents total noninterest expense divided by the sum of fully tax-equivalent net interest and noninterest income, with the provision for credit losses on loans and gains/losses excluded from the equation. The Company is continually working on efforts to control costs, as well as increase income which is the denominator of the equation.

Income Taxes

Our income tax provision was $13.3 million, or 24.7% of pre-tax income in 2024, $11.6 million, or 25.0% of pre-tax income in 2023, and $11.3 million, or 25.1% of pre-tax income in 2022. The tax accrual rate was lower in 2024 due to an increase in the net benefit from tax credits, but was higher in 2023 and in 2022 due to a lower proportion of non-taxable income to taxable income

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income or loss, and certain book expenses that are not allowed as tax deductions. The Company’s investments in state, county and municipal bonds provided $6.7 million of federal tax-exempt income in 2024, $10.9 million in 2023, and $8.8 million in 2022. Moreover, in addition to life insurance proceeds of $0.2 million in 2024, $0.9 million in 2023 and $0.4 million in 2022, net increases in the cash surrender value of bank-owned life insurance added $2.7 million to tax-exempt income in 2024, and $1.8 million to tax-exempt income in 2023, but reduced  tax-exempt income by $1.0 million in 2022.

Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. We had a total of $25.4 million invested in low-income housing tax credit funds as of December 31, 2024, and $14.4 million as of December 31, 2023, which are included in other assets rather than in our investment portfolio. Those investments have generated substantial tax credits over the past few years, with about $1.8 million, $0.6 million, and $0.5 million in credits available for the for the tax years 2024, 2023, and 2022, respectively. The credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. We plan to invest in additional tax credit funds in the future, but if the economics of such transactions do not justify continued investments, then the level of low-income housing tax credits will taper off in future years until they are substantially utilized by the end of 2036. That means that even if taxable income stayed at the same level through 2036, our tax accrual rate would gradually increase.

Financial Condition

Assets totaled $3.6 billion at December 31, 2024, a decrease of $115.5 million, or 3%, for the year. Assets decreased in 2024 mostly a result of a strategic balance sheet restructuring, substantially offset by loan growth in 2024. Investment securities declined $377.8 million, primarily from the sale of bonds from the strategic securities transaction that was part of the balance sheet restructuring, as well as other maturities and calls of investment securities. The decreases in investment securities were partially offset by a $241.3 million increase in gross loans, and a $22.1 million increase in cash on hand.

Deposits increased $130.4 million, or 5%. Total capital increased by $19.2 million, or 6%. The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

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

Loan Distribution
(dollars in thousands)
	As of December 31,
	2024	2023	2022	2021	2020
Real estate:
Residential real estate	$382,507	$413,262	$438,731	$317,151	$178,752
Commercial real estate	1,357,833	1,325,493	1,308,328	1,268,245	1,465,126
Other construction/land	5,472	6,267	18,358	46,556	119,933
Farmland	77,547	67,510	113,594	106,765	129,968
Total real estate	1,823,359	1,812,532	1,879,011	1,738,717	1,893,779
Other commercial	178,331	157,762	104,135	143,311	252,785
Mortgage warehouse lines	326,400	116,000	65,439	101,184	307,679
Consumer loans	3,344	4,090	4,232	4,649	5,721
Total loans	2,331,434	2,090,384	2,052,817	1,987,861	2,459,964
Allowance for credit losses on loans	(24,830)	(23,500)	(23,060)	(14,256)	(17,738)
Total loans, net	$2,306,604	$2,066,884	$2,029,757	$1,973,605	$2,442,226
Percentage of Total loans
Real estate:
Residential real estate	16.41%	19.77%	21.37%	15.95%	7.27%
Commercial real estate	58.25%	63.41%	63.73%	63.81%	59.55%
Other construction/land	0.23%	0.30%	0.89%	2.34%	4.88%
Farmland	3.33%	3.23%	5.53%	5.37%	5.28%
Total real estate	78.22%	86.71%	91.52%	87.47%	76.98%
Other commercial	7.64%	7.54%	5.08%	7.21%	10.28%
Mortgage warehouse lines	14.00%	5.55%	3.19%	5.09%	12.51%
Consumer loans	0.14%	0.20%	0.21%	0.23%	0.23%
	100.00%	100.00%	100.00%	100.00%	100.00%

The Company’s loan balances increased $239.7 million, or 12% in 2024. The increase was primarily a result of a $210.4 million increase in mortgage warehouse utilization, $32.2 million increase in commercial real estate loans, $10.1 million increase in farmland loans, and a $20.7 million increase in other commercial loans. Negatively impacting these positive variances were loan paydowns and maturities in many categories despite solid loan production. In particular there was a $30.6 million decrease in residential real estate, a $0.8 million decrease in other construction, and $0.7 million decrease in consumer loans.

The increase in 2023 was primarily a result of a $50.6 million increase in mortgage warehouse utilization, $17.1 million increase in commercial real estate, and a $53.3 million increase in other commercial loans offset by a $46.1 million decrease in farmland, a $12.2 million decrease in other construction and a $25.4 million decrease in residential real estate. For 2022, the Company had $173.1 million in residential mortgage loan purchases which were designed as a bridge to organic loan growth with the hiring of loan production teams. These new loan production teams were hired to develop relationships within our footprint for both loans and deposits. These new loans provide additional diversification of the loan portfolio and are mostly floating rate loan products which complement the fixed rate real estate loans. As demonstrated by the expansion of the lending teams both in 2023 and 2022, management remains focused on organic loan growth which totaled $216.5 million and $185.3 million, respectively during the years ending 2024 and 2023. No assurance can be provided with regard to future net growth in aggregate loan balances given occasional surges in prepayments, fluctuations in mortgage warehouse lending and maintaining concentrations in certain sectors within our risk management parameters.

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis regarding the institution’s CRE concentration risk. The guidelines, as amended, are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines, as amended, establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of Tier 1 risk-based capital plus allowance for credit losses loans; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of Tier 1 risk-based capital plus allowance for credit losses on loans, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period. This ratio was 243% at December 31, 2023, and declined to 236% at December 31, 2024. At December 31, 2024, the Bank’s total construction, land development and other land loans represented 1% of Tier 1 risk-based capital plus allowance for credit losses on loans. The Bank believes that it does not have a concentration in CRE loans at December 31, 2024, above the prudential regulatory guidelines note above. The Bank and its board of directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the risk management of CRE under the guidelines.

Loan Maturities
(dollars in thousands)
	As of December 31, 2024
	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total	Floating Rate: due after one year	Fixed Rate: due after one year
Real estate	$35,399	$185,399	$440,140	$1,163,721	$1,824,659	$663,921	$1,125,339
Agricultural	39,106	32,904	7,416	5	79,431	34,310	6,015
Commercial and industrial	30,905	42,858	23,282	536	97,581	30,862	35,814
Mortgage warehouse lines	326,584	—	—	—	326,584	—	—
Consumer loans	1,016	573	317	1,365	3,271	218	2,037
Total	$433,010	$261,734	$471,155	$1,165,627	$2,331,526	$729,311	$1,169,205

Rates on nonresidential loans longer than five years typically adjust starting before ten years and each five years thereafter. Included in the $471.2 million of loans due after 5 years through fifteen years are $150.7 million of adjustable-rate loans subject to periodic rate adjustments. Similarly, included in the $1.2 billion of loans that do not mature for more than fifteen years are $570.9 million of adjustable-rate loans subject to periodic rate adjustments. Generally, the Company’s contractual life of loans matches the loan’s amortization period, which is generally 25 years.  For a comprehensive discussion of the Company’s liquidity position, balance sheet repricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.

Unused commitments, excluding mortgage warehouse and overdraft lines, were $256.9 million at December 31, 2024, compared to $203.6 million at December 31, 2023. Total line utilization, excluding mortgage warehouse and overdraft lines, was 57% at December 31, 2024, and 62% at December 31, 2023. Including mortgage warehouse utilization, overall utilization was 51% at December 31, 2024, as compared to 53% at December 31, 2023. Mortgage warehouse utilization increased to 51% at December 31, 2024, as compared to 36% at December 31, 2023. Due to new customer growth, total mortgage warehouse availability increased to $311.6 million at December 31, 2024, as compared to $204.5 million at December 31, 2023. The Bank increased the number of mortgage warehouse customers by 60% in 2024. This has facilitated an increase in outstanding balances in 2024 by $210.4 million, or 181%, to $326.4 million at December 31, 2024. It is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 28% of gross loans outstanding at December 31, 2024, and 23% at December 31, 2023. Included in used commitments are undrawn letters of credit issued to customers totaling $5.0 million at both December 31, 2024 and 2023. Off-balance sheet obligations pose potential credit risk to the Company, and a $0.7 million reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2024, an increase of $0.2 million from the previous year. The unused commitments related to mortgage warehouse are unconditionally cancellable at any time. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-K outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

Contractual Obligations

At the end of 2024, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Subordinated debentures	$35,838	$—	$—	$—	$35,838
Long term debt	49,393	—	—	—	49,393
Operating leases	43,072	3,816	6,983	5,113	27,160
Other long-term obligations	23,293	15,613	3,461	243	3,976
Total	$151,596	$19,429	$10,444	$5,356	$116,367

Nonperforming Assets

Nonperforming assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets which primarily consists of OREO.

The following table presents comparative data for the Company’s NPAs as of the dates noted:

Nonperforming Assets
(dollars in thousands)
	As of December 31,
	2024	2023	2022	2021	2020
Real estate:
Residential real estate	$23	$414	$688	$1,915	$3,596
Commercial real estate	—	7,457	—	1,234	2,260
Other construction/land	—	—	—	—	—
Farmland	5,105	—	15,812	—	442
Total real estate	5,128	7,871	16,500	3,149	6,298
Other commercial	14,540	114	3,072	1,351	1,276
Consumer loans	—	—	7	22	24
Total nonperforming loans (1)	$19,668	$7,985	$19,579	$4,522	$7,598

Foreclosed assets	—	—	—	93	971
Total nonperforming assets	$19,668	$7,985	$19,579	$4,615	$8,569
Loans deferred under CARES Act (1)	$—	$—	$—	$10,411	$29,500
Nonperforming loans as a % of total gross loans	0.84%	0.38%	0.95%	0.23%	0.31%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.84%	0.38%	0.95%	0.23%	0.35%
(1)	Loans deferred under the CARES act are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in the table.

NPAs totaled $19.7 million, or 0.8% of gross loans plus foreclosed assets at the end of 2024, as compared to $8.0 million, or 0.4% of gross loans plus foreclosed assets at the end of 2023. NPAs at the end of 2024 consist primarily of  an operating line of credit collateralized with receivables from wine grape production and other assets with a balance of $16.3 million at December 31, 2024, and a current balance of $14.1 million, due to principal paydowns made by the customer during the month of January 2025. NPAs decreased $11.6 million, or 59% in 2023 over 2022.

Nonperforming loans secured by real estate comprised $5.1 million of total nonperforming loans at December 31, 2024, a decrease of $2.7 million, since December 31, 2023. Nonperforming loans secured by real estate at December 31, 2024, is primarily composed of two real estate loans secured by farmland, with a combined book balance of $5.1 million.

The Company had no foreclosed assets at December 31, 2024 and 2023. When the Company has foreclosed assets, they are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Allowance for Credit Losses/Allowance for Loan Losses

The allowance for credit losses on loans, a contra-asset, is established through a provision for credit losses on loans. The allowance for credit losses on loans is at a level that, in Management’s judgment, is adequate to absorb expected credit losses on loans related to individually identified loans as well as expected credit losses in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off. Note 2 to the consolidated financial statements provides a more comprehensive discussion of the accounting guidance we conform to and the methodology we use to determine an appropriate allowance for credit losses on loans. The Company’s allowance for credit losses on loans was $24.8 million, or 1.07% of gross loans at December 31, 2024, relative to $23.5 million, or 1.12% of gross loans at December 31, 2023. The increase in the allowance resulted from an increase in individual loan reserves, primarily as a result of a downgrade in the fourth quarter of 2024 of one agricultural loan relationship. This increase was partially offset by a 29 basis point decrease in historical loss rates that drive the quantitative reserves. At December 31, 2024, nonaccrual loans totaled $19.7 million compared to $8.0 million at December 31, 2023. All of the Company’s nonperforming assets are periodically reviewed and are either well-reserved based on current loss expectations or are carried at the fair value of the underlying collateral, net of expected disposition costs. The ratio of the allowance to nonperforming loans was 126% at December 31, 2024, relative to 294% at December 31, 2023, and 118% at December 31, 2022. As described above, a separate allowance of $0.7 million for potential losses inherent in unused commitments is included in other liabilities at December 31, 2024.

The Company recorded a provision for credit losses on loans of $4.6 million in 2024 as compared to $4.1 million in 2023, and  $10.9 million in 2022. Our credit allowance for expected losses on individually identified loans increased $1.4 million, or 73%, during 2024, and increased $1.5 million, or 351%, during 2023. The allowance for expected losses inherent in the remaining portfolio decreased by $0.1 million, or 0.5%.

The following table sets forth the Company’s net charge-offs as a percentage to the average loan balances in each loan category, as well as other credit related ratios at or for the periods indicated:

Credit Ratios
(dollars in thousands, unaudited)
	As of and for the years ended December 31,
	2024			2023			2022
	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Real estate:
1-4 family residential construction	$—	$—	—	$—	$—	—	$—	$5,927	—
Other construction/land	—	5,836	—	—	12,270	—	(260)	21,806	(1.19)%
1-4 family - closed-end	(1)	383,679	—	(176)	408,309	(0.04)%	(87)	399,435	(0.02)%
Equity lines	(59)	14,300	(0.41)%	—	17,879	—	(12)	23,189	(0.05)%
Multi-family residential	—	131,109	—	—	104,153	—	—	65,785	—
Commercial real estate - owner occupied	—	284,457	—	(17)	308,043	(0.01)%	—	325,354	—
Commercial real estate - non-owner occupied	2,438	911,471	0.27%	2,266	911,205	0.25%	1,911	884,522	0.22%
Farmland	410	75,262	0.54%	991	92,441	1.07%	4,418	105,856	4.17%
Total real estate	2,788	1,806,114	0.15%	3,064	1,854,300	0.17%	5,970	1,831,874	0.33%
Agricultural	1	75,309	—	(1,084)	35,724	(3.03)%	4,788	31,565	15.17%
Commercial and industrial	(127)	82,134	(0.15)%	895	87,987	1.02%	159	83,937	0.19%
Mortgage warehouse lines	—	258,191	—	—	81,675	—	—	54,606	—
Consumer loans (1)	601	3,654	16.45%	743	4,249	17.49%	632	4,301	14.69%
Total	$3,263	$2,225,402	0.15%	$3,618	$2,063,935	0.18%	$11,549	$2,006,283	0.58%
Allowance for credit losses on loans to gross loans at end of period			1.07%			1.12%			1.12%
Nonaccrual loans to gross loans at end of period			0.84%			0.38%			0.95%
Allowance for credit losses on loans to nonaccrual loans			126.25%			294.30%			117.78%
(1)	Includes overdraft net charge-offs of $0.5 million, $0.7 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Allocation of Allowance for Credit Losses on Loans
(dollars in thousands)
	As of December 31,
	2024		2023		2022		2021		2020
	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
Real Estate	$19,231	78.22%	$21,505	86.71%	$21,274	91.44%	$11,586	87.47%	$11,766	76.98%
Other commercial (1)	5,158	21.64%	1,684	13.09%	1,468	8.35%	2,023	12.30%	5,203	22.79%
Consumer loans	372	0.14%	311	0.20%	314	0.21%	510	0.23%	720	0.23%
Unallocated	69	—	—	—	4	—	137	—	49	—
Total	$24,830	100.00%	$23,500	100.00%	$23,060	100.00%	$14,256	100.00%	$17,738	100.00%
(1)	Includes mortgage warehouse lines

The Company’s allowance for credit losses on loans at December 31, 2024 represents Management’s best estimate of expected losses over the remaining contractual life of loans in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting, or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

Investments

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank of San Francisco (“FRBSF”) account, and overnight fed funds sold. Surplus FRBSF balances and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $961.5 million, or 27% of total assets at December 31, 2024, as compared to $1.3 billion, or 36% of total assets at December 31, 2023. Approximately $197 million in investments, with an unrealized loss of $14.5 million, were identified with an intent to sell at December 31, 2023, and were sold in January 2024 as part of the balance sheet restructuring discussed above.

We had no federal funds sold at the end of the reporting periods, and interest-bearing balances held primarily in our FRBSF account totaled $19.7 million at December 31, 2024, as compared to $3.7 million at December 31, 2023. The average rate on the interest-bearing balances was 5.34% for 2024.

The Company’s investment securities portfolio had a book balance of $961 million at December 31, 2024, and $1.3 billion at December 31, 2023. The Company carries “available for sale” investments at their fair market values and “held to maturity” investments at amortized cost. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable. The expected effective duration was 1.47 years for available-for-sale investments and 5.98 years for held-to-maturity investments at December 31, 2024,  as compared to 1.39 years for available-for-sale investments and 5.92 years for held-to-maturity investments at December 31, 2023. In early 2024, the Company initiated a strategic securities transaction by selling $196.7 million of bonds. These securities were identified as an intent to be sold at December 31, 2023. This transaction realized a $14.5 million loss in the fourth quarter of 2023. The average yield on these bonds was 2.61% and the proceeds were used to paydown short-term borrowings at an average rate of 5.52%. In the first quarter of 2024, the Company sold an additional $53.8 million in bonds, at a loss of $2.9 million. Both transactions were part of our strategic balance sheet restructuring and increased our earnings stream in 2024 by increasing net interest income as interest expense on borrowed funds was reduced by more than the reduction in interest income on the securities sold.

The following Investment Portfolio table reflects the carrying amount for each primary category of investment securities for the past three years:

Investment Portfolio
(dollars in thousands)
	As of December 31,
	2024		2023		2022
	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$50,153	5.22%	$102,749	7.67%	$50,599	3.98%
Mortgage-backed securities	93,503	9.72%	99,544	7.43%	122,532	9.63%
State and political subdivisions	40,803	4.24%	194,206	14.50%	205,980	16.20%
Corporate bonds	58,562	6.09%	52,040	3.89%	57,435	4.52%
Collateralized loan obligations	412,946	42.95%	570,662	42.61%	498,377	39.18%
Total available for sale	655,967	68.22%	1,019,201	76.10%	934,923	73.51%
Held to maturity
U.S. government agencies	4,819	0.50%	5,522	0.41%	6,047	0.48%
Mortgage-backed securities	128,974	13.41%	142,295	10.62%	157,473	12.38%
State and political subdivisions	171,721	17.87%	172,240	12.86%	173,361	13.63%
Total held to maturity	305,514	31.78%	320,057	23.90%	336,881	26.49%
Total securities	$961,481	100.00%	$1,339,258	100.00%	$1,271,804	100.00%

Based on an analysis of its available for sale securities with unrealized losses as of December 31, 2024, and December 31, 2023, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of debt securities is expected to recover as payments are received and the debt securities approach maturity.

The following points outline additional support for management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of December 31, 2024, and December 31, 2023 was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	U.S. Government Agencies are supported by the full faith and creditworthiness of the U.S. Federal Government and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either December 31, 2024, or December 31, 2023.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either December 31, 2024, or December 31, 2023.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both December 31, 2024, and December 31, 2023, noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. On a quarterly basis management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both December 31, 2024, and December 31, 2023, management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly. These metrics include credit quality, reserve adequacy, profitability, and capital. Following review of the financial metrics available for each of the underlying institutions as of December 31, 2024, and December 31, 2023 management concluded that the unrealized loss position of these securities related primarily to the fluctuation in market conditions, including interest rates and other factors, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution affecting the subordinated debt. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both December 31, 2024, and December 31, 2023 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

In addition, the Company determined there was a $0.02 million credit loss expected on the held-to-maturity debt securities portfolio at both December 31, 2024, and December 31, 2023, which was recorded as an allowance for credit losses on held-to-maturity securities.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $403.4 million at December 31, 2024 and $551.5 million at December 31, 2023, leaving $558.1 million in unpledged debt securities at December 31, 2024 and $787.8 million in unpledged debt securities at December 31, 2023. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $242.2 million at December 31, 2024, and $383.0 million at December 31, 2023.

The table below groups the Company’s investment securities by their remaining time to maturity as of December 31, 2024, and provides weighted average yields for each segment.

Maturity and Yield of Held-to-Maturity Investment Portfolio

(dollars in thousands)

	December 31, 2024
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Mortgage-Backed Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
U.S. government agencies	$—	—	$276	2.91%	$4,706	2.14%	$—	—	$—	—	$4,819	2.26%
Mortgage-backed securities	—	—	12,455	1.98%	—	—	—	—	125,316	2.09%	128,974	2.22%
State and political subdivisions	—	—	2,418	4.00%	14,254	3.01%	172,416	3.39%	—	—	171,736	3.70%
Total securities	$—		$15,149		$18,960		$172,416		$125,316		$305,529

Cash and Due from Banks

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches and our reserve requirement, among other things, and is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the FRBSF and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds. The Company’s balance of noninterest earning cash and balances due from correspondent banks totaled $79.6 million, or 2% of total assets at December 31, 2024, and $73.7 million, or 2% of total assets at December 31, 2023. The average balance of non-earning cash and due from banks, which can be used to determine trends, was $49.8 million for 2024, $80.8 million for 2023 and $79.3 million for 2022.

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

The following Premises and Equipment table reflects the original cost, accumulated depreciation and amortization, and net book value of fixed assets by major category, for the years noted:

Premises and Equipment
(dollars in thousands)
	As of December 31,
	2024			2023			2022
		Accumulated			Accumulated			Accumulated
		Depreciation			Depreciation			Depreciation
		and	Net Book		and	Net Book		and	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value	Cost	Amortization	Value
Land	$2,394	$—	$2,394	$2,694	$—	$2,694	$4,823	$—	$4,823
Buildings	10,688	4,991	5,697	11,919	5,581	6,338	21,170	11,864	9,306
Furniture and equipment	18,389	14,670	3,719	17,856	13,605	4,251	18,948	14,711	4,237
Leasehold improvements	14,443	11,015	3,428	14,699	11,075	3,624	14,732	10,620	4,112
Total	$46,107	$30,676	$15,431	$47,168	$30,261	$16,907	$59,673	$37,195	$22,478

The net book value of the Company’s premises and equipment was 0.4% of total assets at December 31, 2024, and 0.5% of total assets at December 31, 2023. Depreciation and amortization included in occupancy and equipment expense totaled $1.9 million in 2024 and $2.2 million in 2023.

In January 2024, the Company sold two Bank owned buildings with a book value of $0.7 million, for a gain of $3.8 million and in December 2023, the Company sold 11 Bank owned branch buildings with a book value of $5.6 million, for a gain on sale of $15.3 million. These branch buildings were subsequently leased back to the Company and are reflected in footnote 6 of the Financial Statements.

Other Assets

Goodwill totaled $27.4 million at December 31, 2024, unchanged for the year and other intangible assets were $0.6 million, a decrease of $0.8 million, or 57%, as a result of amortization expense recorded on core deposit intangibles. The

Company’s goodwill and other intangible assets are evaluated annually for potential impairment following FASB guidelines and based on those analytics Management has determined that no impairment exists as of December 31, 2024.

The net cash surrender value of bank-owned life insurance policies increased to $53.2 million at December 31, 2024, from $51.6 million at December 31, 2023, due to the favorable fluctuation in the underlying values of assets in the separate account BOLI policy. Refer to the “Noninterest Revenue and Operating Expense” section above for a more detailed discussion of BOLI and the income/expense it generates.

The remainder of other assets consists primarily of right-of-use assets tied to operating leases, accrued interest receivable, deferred taxes, investments in bank stocks, prepaid assets, investments in low-income housing credits, investments in SBA loan funds, and other miscellaneous assets. The total operating lease right-of-use asset recorded on the books is $34.4 million less accumulated amortization of $6.6 million. The bank stocks include Pacific Coast Bankers Bank (PCBB) stock (marked to market value annually) and restricted stock related to the Federal Home Loan Bank of San Francisco (FHLB SF) stock held in conjunction with our FHLB borrowings. Both the PCBB and FHLB SF stock is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

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

Deposit Distribution
(dollars in thousands)
	Year Ended December 31,
	2024	2023	2022	2021	2020
Interest bearing demand deposits	$206,766	$128,784	$150,875	$129,783	$109,938
Noninterest bearing demand deposits	1,007,208	1,020,772	1,088,199	1,084,544	943,664
NOW	380,987	405,163	490,707	614,770	558,407
Savings	347,387	370,806	456,980	450,785	368,420
Money market	140,793	145,591	139,795	147,793	131,232
Customer time deposits	533,577	555,107	399,608	293,897	412,945
Brokered deposits	274,950	135,000	120,000	60,000	100,000
Total deposits	$2,891,668	$2,761,223	$2,846,164	$2,781,572	$2,624,606

Percentage of Total Deposits
Interest bearing demand deposits	7.15%	4.66%	5.30%	4.67%	4.19%
Noninterest bearing demand deposits	34.83%	36.98%	38.23%	38.99%	35.95%
NOW	13.18%	14.67%	17.24%	22.10%	21.28%
Savings	12.01%	13.43%	16.06%	16.21%	14.04%
Money market	4.87%	5.27%	4.91%	5.31%	5.00%
Customer time deposits	18.45%	20.10%	14.04%	10.57%	15.73%
Brokered deposits	9.51%	4.89%	4.22%	2.16%	3.81%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Deposit balances reflected an increase of $130.4 million, or 5%, in 2024 and a decline of $84.9 million, or 3%, in 2023. The 2024 increase was mostly from brokered deposits as the Company primarily relies on brokered deposits to incrementally fund mortgage warehouse lending. The 2023 decline in deposits came primarily from a $175.1 million decrease in transaction accounts, an $80.4 million decrease in savings and money market accounts offset by an increase in customer time deposit balances of $155.5 million as customers moved their funds to higher interest-bearing type accounts and a $15.0 million increase in wholesale brokered deposits.

In 2024, noninterest bearing demand deposit balances declined $13.6 million, or 1%; while interest-bearing NOW and demand accounts increased by $53.8 million, or 10% , as customers again sought a higher rate on a portion of their deposits. Overall non-maturity deposits increased by $12.0 million, or 1%, to $2.1 billion at December 31, 2024.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth, with a focus on small business and consumer deposits.

The following table presents the estimated deposits exceeding the FDIC insurance limit:

Estimated Uninsured Deposits
(dollars in thousands)
	Year Ended December 31,
	2024	2023
Estimated uninsured deposits	$815,461	$816,206

Included in the above, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $148.3 million. The following table presents the maturity distribution of the estimated uninsured time deposits:

Estimated Uninsured Time Deposit Maturity Distribution
(dollars in thousands)
	As of December 31, 2024
	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Estimated uninsured time deposits	$94,054	$23,615	$30,359	$221	$148,249

See Liquidity and Market Risk Management below in this 10-K for a discussion on liquidity management the Company maintains to meet liquidity needs under unusual conditions such as uncommon deposit outflows of uninsured deposits.

Other Borrowings

The Company’s non-deposit other borrowings may, at any given time, include fed funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank, advances from the FRB, and securities sold under agreements to repurchase. In addition, the Company has long-term debt and junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.

Other borrowings decreased $280.5 million, or 78%, in 2024, due primarily to decreases in higher-cost short-term borrowings as a result of the overall balance sheet restructuring in early 2024. In early 2024, the Company sold approximately $233.2 million in bonds and used the proceeds to pay down overnight and short-term advances. At December 31, 2024, the Company had no overnight fed funds purchased, or short-term FHLB advances, compared to $130.0 million in overnight fed funds purchased and $150.5 million in short-term FHLB advances, respectively, at December 31, 2023. Long-term FHLB borrowings were $80 million at both December 31, 2024, and December 31, 2023.

Repurchase agreements totaled $108.9 million at year-end 2024 relative to a balance of $107.1 million at year-end 2023. Repurchase agreements represent “sweep accounts,” where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. The Company had junior subordinated debentures totaling $35.8 million at December 31, 2024, and $35.7 million December 31, 2023, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities. The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016. Long term subordinated debt was $49.4 million at December 31, 2024, as compared to $49.3 million for the year ended December 31, 2023. The small increase resulted from the amortization of debt issuance costs.

The details of the Company’s short-term borrowings are presented in the table below, for the years noted:

Short-term Borrowings
(dollars in thousands)
	Year Ended December 31,
	2024	2023	2022
Repurchase Agreements
Balance at December 31	$108,859	$107,121	$109,169
Average amount outstanding	$123,878	$90,294	$110,387
Maximum amount outstanding at any month end	$148,003	$107,121	$118,014
Average interest rate for the year	0.17%	0.27%	0.29%

Fed funds purchased
Balance at December 31	$—	$130,000	$125,000
Average amount outstanding	$3,840	$94,815	$16,980
Maximum amount outstanding at any month end	$—	$165,000	$125,000
Average interest rate for the year	6.56%	5.25%	4.08%

FHLB advances
Balance at December 31	$—	$150,500	$94,000
Average amount outstanding	$12,535	$130,622	$30,728
Maximum amount outstanding at any month end	$76,400	$362,700	$103,100
Average interest rate for the year	5.46%	5.40%	3.44%

Other Noninterest Bearing Liabilities

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities increased by $13.1 million, or 17%, during 2024. The primary reason for this increase was due to committed funds to a new Low Income Housing Tax Credit (LIHTC) Fund. Additionally, there was an increase in operating lease liabilities stemming from the sale leaseback transaction of two Bank-owned buildings discussed in “Premises and Equipment.”

Capital Resources

The Company had total shareholders’ equity of $357.3 million at December 31, 2024, as compared to $338.1 million at December 31, 2023. The increase of $19.2 million, or 6%, is due to $40.6 million in net income and a $4.7 million favorable swing in accumulated other comprehensive income (loss) partially offset by $13.6 million in dividends paid, and $15.0 million in share repurchases. The remaining difference was related to stock options exercised and restricted stock activity during the year.

The Company uses a variety of measures to evaluate its capital adequacy, including the community bank leverage ratio, which are calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios at the dates indicated:

	December 31,	To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
2024
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	10.93%	9.00%
Bank of the Sierra	11.80%	9.00%

2023
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	10.32%	9.00%
Bank of the Sierra	11.29%	9.00%

At the end of 2024, as our Community Bank Leverage Ratio exceeded 9.0%, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, and our regulatory capital ratios remained above the median for peer financial institutions. We do not foresee any circumstances that would cause the Company or the Bank to be less than “well capitalized,” although no assurance can be given that this will not occur. A more detailed table of regulatory capital ratios, which includes the capital amounts and ratios required to qualify as “well capitalized” as well as minimum capital ratios, appears in Note 16 to the Consolidated Financial Statements in Item 8 herein. For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

The Company also looks at the double leverage ratio, which is a measure of the reliance on the holding company’s borrowings that are injected into the subsidiary Bank as capital. As holding company borrowings are primarily serviced by the receipt of dividends from the subsidiary Bank, this ratio is monitored as well as cash at the holding company for purposes of servicing the cash needs at the holding company level. This ratio is calculated by dividing subsidiary Bank capital by the holding company/consolidated capital. The Company generally maintains a double leverage ratio of under 125%. The double leverage ratio was 118.8% at December 31, 2024, as compared to 121.2% at December 31, 2023.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $1.1 billion at December 31, 2024. The Company was also eligible to borrow approximately $298.3 million at the Federal Reserve Discount Window based on pledged assets at December 31, 2024. Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2024, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $794.3 million of the Company’s investment balances, as compared to $1.2 billion at December 31, 2023. Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $127.9 million at December 31, 2024. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

At December 31, 2024, and December 31, 2023, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and Secondary Liquidity Sources	December 31, 2024	December 31, 2023
Cash and cash equivalents	$100,664	$78,602
Unpledged investment securities	552,098	792,965
Excess pledged securities	242,519	382,965
FHLB borrowing availability	629,134	586,726
Unsecured lines of credit	479,785	349,785
Secured lines of credit	25,000	25,000
Funds available through fed discount window	298,296	392,034
Totals	$2,327,496	$2,608,077

The Company’s primary liquidity ratio and net loans to deposits ratio was 21% and 81%, respectively, at December 31, 2024, as compared to internal policy guidelines of “greater than 15%” and “less than 95%.” Other liquidity ratios reviewed periodically by Management and the Board include the Community Bank leverage ratio, net change in overnight position and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding). All ratios were within policy guidelines at December 31, 2024. Management closely watches all Company liquidity metrics and will take appropriate action if deemed necessary.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, debt servicing, shareholder dividends, and stock repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. At December 31, 2024, the holding company maintained a cash balance of $13.1 million. Management anticipates the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future and the Bank is not subject to any regulatory restrictions for paying dividends to the holding company, other than the legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in this Form 10-K.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, we typically use at least eight other interest rate scenarios in conducting our rolling 12-month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, 300, and 400 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations in light of economic conditions and expectations at the time. Pursuant to policy guidelines, we generally attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 10% for a 100 basis point (bp) interest rate shock, 15% for a 200 bp shock, 20% for a 300 bp shock, and 25% for a 400 bp shock.

The Company had the following estimated net interest income sensitivity profiles over one-year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration (dollars in thousands):

	December 31, 2024		December 31, 2023
Immediate Change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	8.94%	$11,955	5.33%	$6,618
+300	6.83%	$9,130	4.12%	$5,115
+200	4.71%	$6,301	2.91%	$3,610
+100	2.53%	$3,378	1.61%	$2,000
Base
-100	(5.23%)	$(6,996)	(4.76%)	$(5,908)
-200	(10.58%)	$(14,144)	(9.36%)	$(11,624)
-300	(15.76%)	$(21,064)	(13.50%)	$(16,764)
-400	(18.54%)	$(24,782)	(15.79%)	$(19,609)

The instantaneous rate shock simulation for the period ending December 31, 2024, indicates that the Company is asset sensitive, with net interest income increasing in rising rate scenarios and declining in decreasing rate scenarios, with a continued drop in interest rates having the most substantial negative impact. The change in the magnitude of the Company’s asset sensitivity based on its interest rate risk model at December 31, 2024, as compared to December 31, 2023, is due mostly to the decrease in the level of overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings, which had an average rate of 5.52%. The decrease in these borrowings was facilitated by the sale of bonds in late 2023 and early 2024 having an average book yield of 2.61%. In addition, adding to our asset sensitivity, utilization on variable rate mortgage warehouse lines increased, $210.4 million, at December 31, 2024. The Company had approximately $311.6 million of unfunded mortgage warehouse lines at December 31, 2024. If rates decrease, it would be expected that a significant portion of the unfunded mortgage warehouse lines would become funded and thereby, mitigate the impact of lower rates on the balance sheet through higher utilization.

The instantaneous rate shock simulation for the period ending December 31, 2023, indicates that the Company was asset sensitive, with net interest income increasing in rising rate scenarios and declining in decreasing rate scenarios, with a continued drop in interest rates having the most substantial negative impact. The change in the magnitude of the Company’s asset sensitivity based on its interest rate risk model at December 31, 2023, as compared to December 31, 2022, is due mostly to the decrease in the level of overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings. In addition, adding to our asset sensitivity, variable rate investment securities in the form of CLOs increased $72.3 million along with a change in the mix of fixed rate versus variable rate loans in 2023 as compared to 2022. At December 31, 2023, the Company had $155.0 million in overnight borrowings as compared to $219.0 million in overnight borrowings at December 31, 2022. The securities strategy enabled most of the overnight borrowings to be paid off in early January 2024, as mentioned earlier. The Company has approximately $204.5 million of unfunded mortgage warehouse lines at December 31, 2023.

In addition to the instantaneous simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). These stress tests are run primarily to determine what factors create the most risk to net interest income. When no balance sheet growth is incorporated and a stable interest rate environment is assumed, projected annual net interest income is about $9.4 million lower, or 7% than in our standard simulation. However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from the declining rate scenarios, in which our net interest income could reduce by 11% in the event of a 300 basis point downward shock.

In addition to the stress tests, management also models scenario testing where rates are shocked gradually (i.e., a rate ramp) as well as three scenarios with the short-term and long-term rate curves moving in a non-parallel manner. These non-parallel scenarios include a bear flattener forecast with overnight rates moving up faster than the 10-Year Treasury, a bull flattener where the overnight rates stay the same and long-term rates fall, and a generally accepted economic forecast where overnight and 10-year rates change based on current economic forecasts. The rate ramp shows the Company as being less asset sensitive with less than a 1% increase in net interest income in a rising rate environment and less than half of the decline in a falling rate scenario. For the non-parallel scenarios, net interest income remains at or above the base case scenario of no rate changes. In other words, based on current economic forecasts, there would not be a significant change in net interest income as compared to our base case scenario.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ report listed below are included herein:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sierra Bancorp and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Allowance for Credit Losses—Loans

As described in Notes 2 and 4 to the financial statements, the Company’s allowance for credit losses totaled $24.8 million as of December 31, 2024. The allowance for credit losses represents principal which is not expected to be collected over the contractual life of the loans, adjusted for expected prepayment.

The allowance for credit losses for loans consists of a collective reserve evaluation for loans with similar risk characteristics and an individual reserve evaluation for loans without similar risk characteristics. The allowance for the collective reserve evaluation is derived from an estimate of expected loan losses primarily using an expected loss methodology that incorporates certain risk characteristics using either the remaining life or discounted cash flow (DCF) methodology depending on the loan portfolio segment.

The discounted cash flow quantitative reserve methodology incorporates the consideration of probability of default (PD) and loss given default (LGD) assumptions to estimate periodic losses, and LGD is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data. The Company uses a regression analysis that links historical losses of the Company and its peer group to national unemployment rates, along with real growth domestic product or the housing price index in order to calculate expected default rates. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average over a four-quarter reversion period on a straight-line basis.

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

The quantitative estimates are adjusted to incorporate considerations of current and expected conditions that are not captured in the quantitative credit loss estimates through the use of qualitative factors. The qualitative reserve is calculated using a combination of numeric frameworks and management judgment to determine risk categorizations in each of the qualitative factors. The amount of qualitative reserves is also contingent upon the historical peer, life-of-loan equivalent, loss rate ranges and the relative weighting of qualitative factors according to management’s judgment.

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

Our audit procedures related to management’s evaluation and establishment of the economic forecasts and qualitative factors in the allowance for credit losses included the following, among others:

●	We obtained an understanding of the relevant controls related to the evaluation and establishment of the economic forecasts and qualitative factors of the allowance for credit losses and tested such controls for design and operating effectiveness, including controls related to management’s establishment, review and approval of the economic forecasts and qualitative factors and the completeness and accuracy of the underlying data.
●	We tested management’s process and significant judgments in the evaluation and establishment of the economic forecasts, which included:

o	Evaluating management’s considerations and data utilized as a basis for the selection of economic forecasts by tracing data points used to company provided source documents and assessing the appropriateness of their source.

o	Evaluating the reasonableness of management’s judgments related to the selection of economic forecasts.

●	We tested management’s process and evaluated their judgments and assumptions in the determination of the qualitative factors, which included:

o	Evaluating the reasonableness of management’s selection of data inputs used as a basis for the adjustments related to the qualitative factors, and testing the completeness and accuracy of the data utilized by comparing them to internal and external source data.

o	Evaluating the reasonableness of the qualitative factors assessed by management, including the directional consistency and magnitude of the resulting qualitative component of the allowance for credit losses, as compared to internal and external source data, and how the data correlated with the risk categorization and numeric framework established by management.

/s/ RSM US LLP

We have served as the Company’s auditor since 2023.

Las Vegas, Nevada

March 3, 2025

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Directors

Sierra Bancorp and Subsidiary

Porterville, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2022, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2004 to 2022. Such date incorporates the acquisition of certain assets of Vavrinek, Trine, Day & Co., LLP, by Eide Bailly LLP in 2019.

San Ramon, California

March 9, 2023

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2024 and 2023

(dollars in thousands)

	2024	2023
ASSETS
Cash and due from banks	$79,616	$73,721
Interest-bearing deposits in banks	21,048	4,881
Total cash & cash equivalents	100,664	78,602
Investment securities
Available-for-sale, net of allowance for credit losses of zero	655,967	1,019,201
Held-to-maturity, net of allowance for credit losses of $15 and $16	305,514	320,057
Total investment securities	961,481	1,339,258
Loans:
Gross loans	2,331,341	2,090,075
Deferred loan costs, net	93	309
Allowance for credit losses on loans	(24,830)	(23,500)
Net loans	2,306,604	2,066,884
Premises and equipment, net	15,431	16,907
Goodwill	27,357	27,357
Other intangible assets, net	618	1,399
Bank-owned life insurance	53,153	51,572
Other assets	148,963	147,820
	$3,614,271	$3,729,799
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$1,007,208	$1,020,772
Interest-bearing	1,884,460	1,740,451
Total deposits	2,891,668	2,761,223
Repurchase agreements	108,860	107,121
Other borrowings	80,000	360,500
Long-term debt	49,393	49,304
Subordinated debentures, net	35,838	35,660
Allowance for credit losses on unfunded loan commitments	710	510
Other liabilities	90,500	77,384
Total liabilities	3,256,969	3,391,702
Commitments and contingent liabilities (Note 14)
Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued; Common stock, no par value; 24,000,000 shares authorized; 14,223,046 and 14,793,832 shares issued and outstanding , at December 31, 2024 and 2023, respectively	108,965	110,446
Additional paid-in capital	4,509	4,581
Retained earnings	275,085	259,050
Accumulated other comprehensive loss	(31,257)	(35,980)
Total shareholders' equity	357,302	338,097
Total liabilities and shareholders' equity	$3,614,271	$3,729,799

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands, except per share data)

	2024	2023	2022
Interest and dividend income
Loans, including fees	$114,264	$96,791	$86,706
Taxable securities	48,682	54,367	25,789
Tax-exempt securities	6,743	10,909	8,805
Federal funds sold and other	2,659	1,054	519
Total interest income	172,348	163,121	121,819
Interest expense
Deposits	43,355	31,554	6,819
Federal funds purchased and repurchase agreements	462	5,219	1,012
Federal Home Loan Bank advances	3,812	9,342	1,057
Long-term debt	1,721	1,715	1,713
Subordinated debentures	2,969	2,886	1,603
Total interest expense	52,319	50,716	12,204
Net interest income	120,029	112,405	109,615
Credit loss expense - loans	4,593	4,058	10,898
Credit loss expense (benefit) - unfunded commitments	200	(330)	(294)
Credit loss (benefit) expense - debt securities held-to-maturity	(1)	(47)	63
Net interest income after credit loss expense	115,237	108,724	98,948
Noninterest income
Service charges on deposits	24,173	23,103	23,100
Net (losses) gains on sale of securities available-for-sale	(2,681)	396	1,487
Net gains (losses) on sale of fixed assets	3,783	15,270	(8)
Increase (decrease) in cash surrender value of life insurance	2,650	1,767	(996)
Realized gain (losses) on available-for-sale securities	66	(14,500)	—
Other income	3,530	4,364	7,187
Total noninterest income	31,521	30,400	30,770
Noninterest expense
Salaries and employee benefits	50,338	50,977	47,053
Occupancy and equipment	12,374	10,160	9,718
Other	30,178	31,523	28,032
Total noninterest expense	92,890	92,660	84,803
Income before taxes	53,868	46,464	44,915
Provision for income taxes	13,308	11,620	11,256
Net income	$40,560	$34,844	$33,659
Earnings per share
Basic	$2.84	$2.37	$2.25
Diluted	$2.82	$2.36	$2.24
Weighted average shares outstanding, basic	14,284,401	14,706,141	14,955,756
Weighted average shares outstanding, diluted	14,396,021	14,737,870	15,022,755

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands, except footnotes)

	2024	2023	2022
Net income	$40,560	$34,844	$33,659
Other comprehensive gain (loss), before tax
Unrealized gain (loss) on securities:
Unrealized holding gain (loss) arising during period	4,090	15,140	(94,689)
Reclassification adjustment for losses (gains) included in net income (1)	2,615	14,104	(1,487)
Other comprehensive gain (loss), before tax	6,705	29,244	(96,176)
Income tax (expense) benefit related to items of other comprehensive income	(1,982)	(8,648)	28,433
Total other comprehensive gain (loss), net of tax	4,723	20,596	(67,743)
Comprehensive income (loss)	$45,283	$55,440	$(34,084)
(1)	Amounts are included in net gains on securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax (benefit) expense associated with the reclassification adjustment for the years ended 2024, 2023 and 2022 was $(0.8) million, $(4.2) million, and $0.4 million, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands, except per share data)

	Common Stock
					Accumulated
			Additional		Other
			Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Gain (Loss)	Equity
Balance, January 1, 2022	15,270,010	113,007	3,910	234,410	11,167	362,494
Cumulative effect of change in accounting principle	—	—	—	(7,315)	—	(7,315)
Net Income	—	—	—	33,659	—	33,659
Other comprehensive loss, net of tax	—	—	—	—	(67,743)	(67,743)
Stock options exercised, net of shares surrendered for cashless exercises	29,640	1,360	(1,046)	—	—	314
Restricted stock granted	70,465	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(15,309)	(114)	—	(227)	—	(341)
Restricted stock forfeited / cancelled	(1,872)	—	—	—	—	—
Stock based compensation - stock options	—	—	84	—	—	84
Stock based compensation - restricted stock	—	—	1,200	—	—	1,200
Stock repurchase	(182,562)	(1,325)	—	(3,526)	—	(4,851)
Cash dividends - $0.92 per share	—	—	—	(13,919)	—	(13,919)
Balance, December 31, 2022	15,170,372	112,928	4,148	243,082	(56,576)	303,582
Net Income	—	—	—	34,844	—	34,844
Other comprehensive gain, net of tax	—	—	—	—	20,596	20,596
Stock options exercised, net of shares surrendered for cashless exercises	—	—	—	—	—	—
Restricted stock granted	129,904	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(19,317)	(145)	—	(246)	—	(391)
Restricted stock forfeited / cancelled	(6,033)	—	—	—	—	—
Restricted stock vested in period	—	1,316	(1,316)	—	—	—
Stock based compensation - stock options	—	—	69	—	—	69
Stock based compensation - restricted stock	—	—	1,680	—	—	1,680
Stock repurchase	(481,094)	(3,574)	—	(4,916)	—	(8,490)
Excise tax on stock repurchases	—	(79)	—	—	—	(79)
Cash dividends - $0.92 per share	—	—	—	(13,714)	—	(13,714)
Balance, December 31, 2023	14,793,832	110,446	4,581	259,051	(35,980)	338,097
Net Income	—	—	—	40,560	—	40,560
Other comprehensive gain, net of tax	—	—	—	—	4,723	4,723
Stock options exercised, net of shares surrendered for cashless exercises	74,783	1,736	(262)	—	—	1,474
Restricted stock granted	48,724	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(29,652)	(223)	—	(611)	—	(834)
Restricted stock forfeited / cancelled	(27,982)	—	—		—	—
Restricted stock vested in period	—	1,766	(1,766)	—	—	—
Stock based compensation - stock options	—	—	32	—	—	32
Stock based compensation - restricted stock	—	—	1,924	—	—	1,924
Stock repurchase	(636,659)	(4,728)	—	(10,281)	—	(15,009)
Excise tax on stock repurchases	—	(32)	—	—	—	(32)
Cash dividends - $0.94 per share	—	—	—	(13,634)	—	(13,634)
Balance, December 31, 2024	14,223,046	$108,965	$4,509	$275,085	$(31,257)	$357,302

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$40,560	$34,844	$33,659
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sales of securities	2,681	(396)	(1,487)
Realized (gain) loss on available-for-sale securities	(66)	14,500	—
(Gain) loss on disposal of fixed assets	(3,783)	(15,270)	8
Gain on sale of foreclosed assets	—	—	(8)
Writedown of foreclosed assets	—	—	91
Stock based compensation expense	1,956	1,749	1,284
Credit loss expense - loans	4,593	4,058	10,898
Credit loss (benefit) expense - debt securities held-to-maturity	(1)	(47)	63
Depreciation and amortization	2,100	2,356	2,536
Net amortization on securities premiums and discounts	1,005	2,872	3,519
Accretion of discounts for loans acquired and net deferred loan fees	(170)	(311)	(279)
(Increase) decrease in cash surrender value of life insurance policies	(2,661)	(1,905)	996
Amortization of core deposit intangible	781	876	1,000
Increase in interest receivable and other assets	(9,389)	(20,525)	(29,283)
Increase in other liabilities	13,284	31,835	9,481
Deferred income tax provision (benefit)	4,028	(2,343)	311
Decrease in equity securities	293	291	332
Net amortization of partnership investment	1,942	661	451
Net cash provided by operating activities	57,153	53,245	33,572
Cash flows from investing activities:
Maturities and calls of securities available for sale	100,194	71,065	11,003
Proceeds from sales of securities available for sale	233,187	25,676	45,903
Purchases of securities available for sale	(151,053)	(197,153)	(526,498)
Principal paydowns on securities available for sale	198,536	45,269	72,831
Net purchases of FHLB stock	—	(1,929)	(336)
Loan (originations) and payments, net	(246,875)	(60,025)	(76,225)
Purchases of premises and equipment, net	(1,156)	(1,415)	(1,272)
Proceeds from sales of premises and equipment	4,493	20,079	—
Proceeds from sales of foreclosed assets	2,732	19,151	10
Purchase of bank-owned life insurance	(273)	(125)	(24)
Liquidation of bank-owned life insurance	—	165	23
Proceeds from bank-owned life insurance death benefit	1,353	2,462	1,078
Amortization of debt issuance costs	89	90	73
Net increase in partnership investment	—	(7,000)	(7,562)
Net cash provided by (used in) investing activities	141,227	(83,690)	(480,996)
Cash flows from financing activities:
Increase (decrease) in deposits	130,445	(84,941)	64,592
(Decrease) increase in fed funds purchased	(130,000)	5,000	125,000
(Decrease) increase in borrowed funds	(150,500)	56,500	94,000
Proceeds from long-term Federal Home Loan Bank advances and other debt	—	80,000	—
Increase (decrease) in repurchase agreements	1,739	(2,048)	2,232
Cash dividends paid	(13,634)	(13,714)	(13,919)
Repurchases of common stock	(15,842)	(8,881)	(5,192)
Stock options exercised	1,474	—	314
Net cash (used in) provided by financing activities	(176,318)	31,916	267,027
(Decrease) increase in cash and due from banks	22,062	1,471	(180,397)
Cash and cash equivalents, beginning of year	78,602	77,131	257,528
Cash and cash equivalents, end of year	$100,664	$78,602	$77,131

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands)

	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$49,047	$48,545	$10,777
Income taxes	$8,661	$10,355	$13,165
Supplemental disclosure of noncash investing and financing activities:
Real estate acquired through foreclosure	$2,732	$15,406	$—
Operating right-of-use asset from branch facilities sale leaseback transaction	$3,857	$17,859	$—
Operating lease liability from branch facilities sale leaseback transaction	$3,092	$13,755	$—

The accompanying notes are an integral part of these consolidated financial statements.

1.       THE BUSINESS OF SIERRA BANCORP

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and its subsidiaries, two special purpose entities organized to facilitate repossessed assets, and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiaries are Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities.

At December 31, 2024, the Bank operated 35 full service branch offices and an online branch and provides specialized lending services through a dedicated agricultural credit office, Mortgage Warehouse lending divisions, and an agricultural production office in Templeton, California. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate, construction, and mortgage loans. Loans are made in California within the market area of the South Central San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities. These areas have diverse economies with principal industries being agriculture, real estate, and light manufacturing.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2024. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

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

The Bank has subsidiary interests in variable interest entities (“VIE”) for which the Bank does not have a controlling financial interest and is not the primary beneficiary. These subsidiary interests are not included in the Company’s consolidated financial statements. For additional information on the Bank’s interest in VIEs, see Note 23.

Segment information

An operating segment is generally defined as a component of business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers.

The chief operating decision maker makes operating decisions and assesses performance based on an ongoing review of the Company’s community banking activities (loan and deposit products), which constitutes the Company’s only operating segment for financial reporting purposes. The Company’s single segment is managed on a consolidated basis by the chief operating decision maker, which is the Executive Committee, consisting of the chief executive officer, chief financial officer, chief risk officer, chief credit officer, and chief banking officer. The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies of the Company. The chief operating decision maker uses consolidated expense information to manage the operations of the segment. The consolidated expense information is the same as is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The chief operating decision maker uses consolidated net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the community banking segment or into other parts of the entity, such as for whole bank or branch acquisitions or to pay dividends.

Net income is used to monitor budget versus actual results. The chief operating decision maker also uses net income in competitive analysis by benchmarking to the Company’s peer banking competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The Company does not have intra-entity revenues or transfers.

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

Securities

Debt securities may be classified as held to maturity and carried at amortized cost when management has the positive ability and intent to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Debt securities classified as available for sale are carried at fair value with unrealized holding gains and losses reported in other comprehensive income, net of tax. Securities designated as held-to-maturity, are carried at the amortized cost basis of the securities in question, which includes purchase premium or discount in addition to any unamortized premium or discount representing the unrealized gain or loss on any individual security at the time it was transferred from the available for sale designation. Notably, the Company has elected the practical expedient under GAAP to exclude accrued interest from the amortized-cost-basis of held-to-maturity securities and does not evaluate accrued interest receivable for an allowance for credit losses because any past due interest receivable on its held-to-maturity portfolio is reversed from income timely. Accrued interest on held-to-maturity securities and available-for-sale securities continues to be included in other assets on the Company’s balance sheet and measured $2.4 million and $7.5 million, respectively, as of December 31, 2024.

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

For available-for-sale debt securities in an unrealized loss position for which management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available sale debt securities in an unrealized loss position, which don’t meet the previously outlined criteria, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. At December 31, 2024, the Company had no recorded Allowance for Credit Losses on its securities designated as available-for-sale.

Under CECL, held-to-maturity debt securities are evaluated for reserves in the same manner as loans. On April 1, 2022, the Company transferred $162.1 million of Agency, Mortgaged-Backed and Municipal securities from available-for-sale to held-to maturity. On October 1, 2022, a similar transfer of $198.3 million securities from available for sale to held-to-maturity was completed. The securities were transferred at their fair value as of the transfer date, with the related unrealized gain or loss as of the date of transfer included in the amortized cost basis of the transferred security and subject to amortization or accretion over each security’s remaining life. An unrealized loss of $26.3 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of December 31, 2024 and is included in accumulated other comprehensive income, net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income each increasing over time. Because of the implicit and explicit guarantees of the Federal Government on the Agency and Mortgage-Backed securities there is no expectation of future losses on any of these securities and no allowance for credit losses has been established for these securities. The Bank’s municipal bonds moved to the held-to-maturity designation all have credit ratings considered investment grade or equivalent. A discounted-cash-flow reserve calculation was performed upon the transfer of these securities into the held-to-maturity designation and is updated on a quarterly basis. As of December 31, 2024, an allowance for credit losses of $0.02 million had been established on the Bank’s held-to-maturity portfolio, which remained unchanged from December 31, 2023.

FHLB Stock and Other Investments

The Bank is a member of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost in other assets, and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank’s investment in FHLB stock was approximately $14.7 million at December 31, 2024, and December 31, 2023.

Loans (Financing Receivables)

Our credit quality classifications of Loans include Pass, Special Mention and Substandard. These classifications are defined in Note 4 to the consolidated financial statements.

Loans are reported on the amortized cost basis. The amortized cost basis of the Company’s loans is comprised of the principal balance outstanding, net of remaining deferred loan fees and costs, purchase premiums and discounts, and also net of any write-downs. Notably, the Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on the Company’s Loans continues to be included in other assets on the Company’s balance sheet and as of December 31, 2024, measured $6.1 million. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized in interest income as an adjustment to yield of the related loans over the contractual life of the loan using both the effective interest and straight-line methods without anticipating prepayments.

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

Generally, the Company places a loan or lease on nonaccrual status and ceases recognizing interest income when it has become delinquent more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. For loans with an interest reserve, i.e., where loan proceeds are advanced to the borrower to make interest payments, all interest recognized from the inception of the loan is reversed when the loan is placed on non-accrual. Once a loan is on non-accrual status subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Generally, loans are not restored to accrual status until the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Due to loans being placed on nonaccrual status, $0.2 million of interest receivable on loans was reversed from interest income for the year ended December 31, 2024.

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

Allowance for Credit Losses - Off-Balance Sheet Commitments

In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet commitments such as unused commitments from revolving lines of credit, certain mortgage warehouse lines of credit, construction loans and commercial and standby letters of credit. Because the available funds have not yet been disbursed on these commitments the estimated losses are not included in the calculation of the allowance for credit losses on the loan portfolio. The implementation of CECL also impacted the Company’s ACL on unfunded loan commitments, as this ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The Reserve for Unfunded Commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. Under CECL the ACL on unfunded loan commitments remains in Other Liabilities while any related provision expense has been moved to provision for credit loss expense from its prior presentation in noninterest expense. Prior period expense has not been reclassified for comparative purposes.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of premises range between twenty-five to thirty-nine years. The useful lives of furniture, fixtures, and equipment range between three to twenty years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

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

The Company had no foreclosed properties recorded at December 31, 2024. At December 31, 2024, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process.

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

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually or more frequently if events and circumstances exist which indicate that an impairment test should be performed. The Company selected October 1, 2024, as the date to perform the annual impairment test for 2024. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was no impairment recognized for the years ended December 31, 2024, 2023, and 2022.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The Company’s other intangible assets consist solely of core deposit intangible assets (CDI’s) arising from the acquisitions of Santa Clara Valley Bank, Coast National Bank, Ojai Community Bank, the Woodlake Branch of Citizen’s Business Bank, and the Lompoc branch of Santa Maria Community Bank. All of the CDI’s are being amortized on a straight-line basis over eight years.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2024, all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

Stock-Based Compensation

At December 31, 2024, the Company had one active stock-based compensation plan, the Sierra Bancorp 2023 Equity Compensation Plan (the “2023 Plan”), which was adopted by the Company’s Board of Directors on March 17, 2023 and approved by the Company’s shareholders on May 24, 2023. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017” Plan), which expired by its own terms on March 16, 2023. Unvested restricted stock and options to purchase shares granted under the 2017 Plan and its predecessor the 2007 Stock Incentive Plan (the “2007” Plan) that remained outstanding were unaffected by that plan’s termination. The 2023 Plan covers 360,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2023 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants.

Compensation cost and director’s expense is recognized for stock options and restricted stock awards issued to employees and directors and is recognized over the required service period, generally defined as the vesting period. The Company is using the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. The “multiple option” approach for stock options is used to allocate the resulting valuation to actual expense for current period. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option exercise and post-vesting termination behavior. The expected term of stock options granted is based on historical data and represents the period of time that options granted are expected to be outstanding subsequent to vesting, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant. No stock options were granted during the years ended December 31, 2024, 2023 and 2022.

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

Recently Adopted Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record an estimate of expected credit losses over the contractual term for financial assets carried at amortized cost (generally loans and held-to-maturity investment securities) in addition to certain off balance-sheet credit exposure. Under the current expected credit losses (“CECL”) methodology expected credit losses for financial assets are estimated over the contractual life of the financial asset, adjusted for expected prepayments, considering historical experience, current conditions, and reasonable and supportable forecasts. Additionally, under CECL the accounting for credit losses on available-for-sale debt securities is addressed through an allowance for credit losses which is a change from legacy GAAP which previously required the direct write-down of securities through the other-than-temporary impairment approach. The Company implemented CECL on January 1, 2022, using the modified retrospective approach to estimate lifetime expected losses on financial assets measured at amortized cost in addition to certain off balance sheet credit exposures. The January 1, 2022, increase in the Company’s allowance for credit losses, of $9.5 million on loans and $0.9 million in off balance sheet credit exposures, net of the impact of deferred taxes, was reflected in a transition adjustment of $7.3 million to retained earnings. There was no cumulative effect adjustment related to our available-for-sale investment portfolio upon adoption and the company had no securities designated as held-to-maturity as of January 1, 2022. Results for reporting periods beginning after December 31, 2021, are presented under CECL whereas prior comparative periods are presented under legacy GAAP.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 was adopted by the Company in 2024, and its adoption did not have a significant impact on our financial statements.

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 requires public business entities to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. ASU 2024-03 is effective for us in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.

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

The amortized cost and fair value of the securities available-for-sale and held-to-maturity are as follows (dollars in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$50,761	$—	$(608)	$—	$50,153
Mortgage-backed securities	97,113	116	(3,726)	—	93,503
State and political subdivisions	48,119	7	(7,323)	—	40,803
Corporate bonds	66,308	—	(7,746)	—	58,562
Collateralized loan obligations	411,729	1,217	—	—	412,946
Total available-for-sale securities	$674,030	$1,340	$(19,403)	$—	$655,967

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,819	$—	$(592)	$4,227	$—
Mortgage-backed securities	128,974	—	(13,986)	114,988	—
State and political subdivisions	171,736	229	(152)	171,813	(15)
Total held-to-maturity securities	$305,529	$229	$(14,730)	$291,028	$(15)

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$102,823	$23	$(97)	$—	$102,749
Mortgage-backed securities	100,745	21	(1,222)	—	99,544
State and political subdivisions	200,057	572	(6,423)	—	194,206
Corporate bonds	65,273	—	(13,233)	—	52,040
Collateralized loan obligations	573,027	1,113	(3,478)	—	570,662
Total available-for-sale securities	$1,041,925	$1,729	$(24,453)	$	$1,019,201

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$5,522	$—	$(617)	$4,905	$—
Mortgage-backed securities	142,295	—	(10,441)	131,854	—
State and political subdivisions	172,256	5,909	—	178,165	(16)
Total held-to-maturity securities	$320,073	$5,909	$(11,058)	$314,924	$(16)

The Company did not record an ACL on the available-for-sale portfolio at December 31, 2024 or upon the implementation of CECL on January 1, 2022. As of both dates the Company considers the unrealized loss across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both January 1, 2022 and December 31, 2024 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold.

For the years ended December 31, 2024, 2023, and 2022, proceeds from sales of securities available-for-sale were $233.2 million, $25.7 million, and $45.9 million, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of securities for the years ended were as follows (dollars in thousands):

	December 31,
	2024	2023	2022
Gross gains on sales and calls of securities	$220	$396	$1,487
Gross losses on sales and calls of securities	(2,901)	—	—
Net gains (losses) on sales and calls of securities	$(2,681)	$396	$1,487

The Company has reviewed all sectors and securities in the portfolio for impairment. During the year ended December 31, 2024 the Company realized gains through earnings from the sale and call of eight debt securities for $0.2 million. The securities were sold with 100 other debt securities, for which a $2.9 million loss was realized. During the year ended December 31, 2023, the Company realized gains through earnings from the sale and call of 37 debt securities for $0.4 million. There were no securities sold during 2022 for which a loss was realized. During the year ended December 31, 2022 the Company realized gains through earnings from the sale and call of 54 debt securities for $1.5 million.

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

	December 31, 2024
		Less than twelve months		Twelve months or longer		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	11	$(608)	$48,155	$—	$—	$(608)	$48,155
Mortgage-backed securities	54	(2,952)	64,419	(774)	8,032	(3,726)	72,451
State and political subdivisions	52	(33)	3,087	(7,290)	34,612	(7,323)	37,699
Corporate bonds	52	(12)	1,359	(7,734)	55,653	(7,746)	57,012
Total available-for-sale	169	$(3,605)	$117,020	$(15,798)	$98,297	$(19,403)	$215,317

	December 31, 2023
		Less than twelve months		Twelve months or longer		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	14	$(97)	$46,823	$—	$3,929	$(97)	$50,752
Mortgage-backed securities	321	—	20	(1,222)	94,505	(1,222)	94,525
State and political subdivisions	201	(33)	6,950	(6,390)	125,283	(6,423)	132,233
Corporate bonds	51	(118)	2,316	(13,115)	49,724	(13,233)	52,040
Collateralized loan obligations	47	—	—	(3,478)	393,258	(3,478)	393,258
Total available-for-sale	634	$(248)	$56,109	$(24,205)	$666,699	$(24,453)	$722,808

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties (dollars in thousands):

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$—	$—
Maturing after one year through five years	4,590	4,318	2,700	2,666
Maturing after five years through ten years	84,863	77,028	18,708	17,135
Maturing after ten years	75,735	68,172	155,147	156,239
Securities not due at a single maturity date:
Mortgage-backed securities	97,113	93,503	128,974	114,988
Collateralized loan obligations	411,729	412,946	—	—
	$674,030	$655,967	$305,529	$291,028

Securities with amortized costs totaling $420.4 million and carrying values totaling $403.4 million were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2024 (see Note 10).

Securities with amortized costs totaling $570.4 million and estimated fair values totaling $551.5 million were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2023 (see Note 10).

At December 31, 2024, the Company’s investment portfolio included securities issued by 188 different government municipalities and agencies located within 28 states with a fair value of $212.6 million. The largest exposure to any single municipality or agency was $5.1 million (fair value) in four general obligation bonds issued by the City of New York (NY). In addition, the Company owned 56 subordinated debentures issued by bank holding companies totaling $58.6 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations (dollars in thousands):

	December 31, 2024		December 31, 2023
General obligation bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Issuance:
Texas	$82,769	$79,472	$146,215	$146,589
California	51,222	48,131	63,316	61,048
Other (22 and 29 states, respectively)	60,422	60,169	115,148	117,006
Total general obligation bonds	194,413	187,772	324,679	324,643

Revenue bonds
State of Issuance:
Texas	5,434	5,261	8,850	8,899
California	3,576	3,440	3,794	3,735
Other (11 and 20 states, respectively)	16,432	16,143	34,990	35,094
Total revenue bonds	25,442	24,844	47,634	47,728
Total obligations of states and political subdivisions	$219,855	$212,616	$372,313	$372,371

The following table summarizes the amortized cost and fair value of revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the revenue source of repayment for our largest source concentrations (dollars in thousands):

	December 31, 2024		December 31, 2023
Revenue bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Revenue Source:
Water	$9,194	$8,892	$19,113	$19,158
Sewer	3,613	3,755	6,323	6,380
Lease	3,923	4,141	6,070	6,312
Sales tax	1,688	1,588	4,349	4,010
Other (6 and 10 sources, respectively)	7,024	6,468	11,779	11,868
Total revenue bonds	$25,442	$24,844	$47,634	$47,728

4.       LOANS AND ALLOWANCE FOR CREDIT LOSSES

We adopted the current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2022. Under CECL, disclosures are presented on the amortized cost basis. Unless specifically noted otherwise, December 31, 2024, 2023, and 2022 disclosures are prepared on the amortized cost basis.

Accrued interest receivable on loans of $6.1 million and $5.6 million at December 31, 2024 and December 31, 2023 respectively is not included in the loans included in the table below but is included in other assets on the Company’s balance sheet. The majority of the disclosures in this footnote are prepared at the class level which combines certain related call report or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level.

The following table presents loans by class as of December 31, 2024 and December 31, 2023 (dollars in thousands).

	December 31,
	2024	2023
Real estate:
Residential real estate	$381,438	$412,063
Commercial real estate	1,360,374	1,328,224
Other construction/land	5,458	6,256
Farmland	77,388	67,276
Total real estate	1,824,658	1,813,819
Other commercial	177,013	156,272
Mortgage warehouse lines	326,400	116,000
Consumer loans	3,270	3,984
Subtotal	2,331,341	2,090,075
Plus net deferred loan fees	93	309
Allowance for credit losses on loans	(24,830)	(23,500)
Net loans	$2,306,604	$2,066,884

The following tables present the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$23	$—	$23	$—
Commercial real estate	—	—	—	—
Farmland	5,105	—	5,105	—
Total real estate	5,128	—	5,128	—
Other commercial	—	14,540	14,540	—
Consumer loans	—	—	—	—
Total	$5,128	$14,540	$19,668	$—

	December 31, 2023
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$414	$—	$414	$—
Commercial real estate	—	7,457	7,457	—
Farmland	—	—	—	—
Total real estate	414	7,457	7,871	—
Other commercial	114	—	114	14
Consumer loans	—	—	—	—
Total	$528	$7,457	$7,985	$14

The Company did not recognize any interest on nonaccrual loans during 2024, 2023, or 2022 and would have recognized an additional $0.9 million, $0.1 million, and $1.0 million in interest income on nonaccrual loans for the same periods, respectively, had those loans not been designated as nonaccrual.

The following tables present the amortized cost basis of collateral-dependent loans by class as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024
	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$23	$—
Commercial real estate	—	—
Other construction/land	—	—
Farmland	5,105	—
Total real estate	5,128	—
Other commercial	14,529	3,000
Mortgage warehouse lines	—	—
Consumer loans	—	—
Total	$19,657	$3,000

	December 31, 2023
	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$414	$—
Commercial real estate	7,457	1,600
Other construction/land	—	—
Farmland	—	—
Total real estate	7,871	1,600
Other commercial	114	—
Mortgage warehouse lines	—	—
Consumer loans	—	—
Total	$7,985	$1,600

The weighted average loan-to-value ratio of collateral dependent loans was 92% at December 31, 2024 and 54% at December 31, 2023. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process as of December 31, 2024 or 2023.

The following tables present the aging of the amortized cost basis in past-due loans, according to class, as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$879	$215	$—	$1,094	$381,413	$382,507
Commercial real estate	—	—	—	—	1,357,833	1,357,833
Other construction/land	—	—	—	—	5,472	5,472
Farmland	3,335	—	—	3,335	74,212	77,547
Total real estate	4,214	215	—	4,429	1,818,930	1,823,359
Other commercial	258	15	—	273	178,058	178,331
Mortgage warehouse lines	—	—	—	—	326,400	326,400
Consumer loans	4	—	—	4	3,340	3,344
Total loans	$4,476	$230	$—	$4,706	$2,326,728	$2,331,434

	December 31, 2023
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$1,768	$—	$—	$1,768	$411,494	$413,262
Commercial real estate	—	—	—	—	1,325,494	1,325,494
Other construction/land	—	—	—	—	6,268	6,268
Farmland	—	—	—	—	67,510	67,510
Total real estate	1,768	—	—	1,768	1,810,766	1,812,534
Other commercial	158	171	14	343	157,417	157,760
Mortgage warehouse lines	—	—	—	—	116,000	116,000
Consumer loans	47	—	—	47	4,043	4,090
Total loans	$1,973	$171	$14	$2,158	$2,088,226	$2,090,384

Loan Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, rate reductions, payment deferral, or term extension. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses.

In certain cases, the Company provides multiple types on concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: principal forgiveness, rate reductions, payment deferral, and/or term extension.

The following table presents the amortized cost basis of loans at December 31, 2024 that were both experiencing financial difficulty and modified during the years ended December 31, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension and Principal Forgiveness	Total Class of Financing Receivable
Real estate:
Commercial real estate	$—	$77	$—	$—	0.01%
Other construction/land	—	—	219	—	4.00%
Farmland	—	—	293	—	0.38%
Total real estate	—	77	512	—	0.03%
Other commercial	—	—	78	—	0.04%
Total	$—	$77	$590	$—	0.03%

	December 31, 2023
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension and Principal Forgiveness	Total Class of Financing Receivable
Real estate:
Residential real estate	$—	$—	$—	$26	0.01%
Commercial real estate	—	—	—	148	0.01%
Total real estate	—	—	—	174	0.01%
Other commercial	—	—	277	—	—
Consumer loans	—	—	25	—	—
Total	$—	$—	$302	$174	0.00%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2024 and 2023:

	December 31, 2024

	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Other construction/land	$—	—	3.00
Farmland	$—	—	10.00
Other commercial	$—	—	2.92

	December 31, 2023

	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Residential real estate	$—	1.25%	14.30
Commercial real estate	$—	5.31%	15.67
Other commercial	$—	—	4.76
Consumer loans	$—	—	7.11

During the year ending December 31, 2024, there were no payment defaults, within a twelve-month period of the modification date on loans identified as modifications made to borrowers experiencing financial difficulty. For purposes of this disclosure the Company defines a payment default as 90 days past due. The company had $0.1 million in additional funds committed on loans which have been modified to borrowers experiencing financial difficulty as of December 31, 2024 and none as of December 31, 2023.

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

The following tables present the amortized cost of loans by credit quality classification in addition to loan vintage as of December 31, 2024 and 2023 (dollars in thousands):

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$-	$-	$96,007	$216,294	$6,993	$45,300	$11,125	$3,437	$379,156
Special mention	-	1	-	1,418	-	1,666	-	23	3,108
Substandard	-	-	-	-	-	68	18	157	243
Subtotal	-	1	96,007	217,712	6,993	47,034	11,143	3,617	382,507
Commercial real estate
Pass	146,143	100,067	215,580	44,937	418,673	352,638	27,278	-	1,305,316
Special mention	-	141	-	-	24,206	2,815	1,350	-	28,512
Substandard	77	-	-	-	14,143	9,785	-	-	24,005
Subtotal	146,220	100,208	215,580	44,937	457,022	365,238	28,628	-	1,357,833
Other construction/land
Pass	218	350	-	-	3,418	1,486	-	-	5,472
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Subtotal	218	350	-	-	3,418	1,486	-	-	5,472
Farmland
Pass	12,533	5,345	9,092	11,076	1,875	12,810	8,885	659	62,275
Special mention	1,203	1,770	-	-	819	7,715	-	-	11,507
Substandard	-	-	-	-	-	3,765	-	-	3,765
Subtotal	13,736	7,115	9,092	11,076	2,694	24,290	8,885	659	77,547
Other commercial
Pass	7,058	17,449	4,627	901	6,064	10,623	111,840	1,723	160,285
Special mention	14	-	19	-	185	4	111	17,656	17,989
Substandard	15	-	-	-	-	31	11	-	57
Subtotal	7,087	17,449	4,646	901	6,249	10,658	111,962	19,379	178,331
Mortgage warehouse lines
Pass	-	-	-	-	-	-	326,400	-	326,400
Subtotal	-	-	-	-	-	-	326,400	-	326,400
Consumer loans
Pass	834	407	111	45	52	159	1,718	-	3,326
Special mention	-	10	1	-	-	-	2	-	13
Substandard	4	-	-	-	-	-	1	-	5
Subtotal	838	417	112	45	52	159	1,721	-	3,344
Total	$168,099	$125,540	$325,437	$274,671	$476,428	$448,865	$488,739	$23,655	$2,331,434

Gross charge-offs	$1,633	$31	$7	$41	$2,438	$413	$297		$4,860

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$-	$104,141	$228,849	$7,611	$1,979	$50,295	$12,797	$2,302	$407,974
Special mention	-	-	1,241	-	-	2,942	20	284	4,487
Substandard	-	-	-	-	-	494	115	192	801
Subtotal	-	104,141	230,090	7,611	1,979	53,731	12,932	2,778	413,262
Commercial real estate
Pass	146,143	275,626	58,310	475,353	51,100	251,163	22,929	-	1,280,624
Special mention	-	-	-	39,654	3,010	8,489	-	-	51,153
Substandard	77	-	-	21,872	-	5,586	-	-	27,535
Subtotal	146,220	275,626	58,310	536,879	54,110	265,238	22,929	-	1,359,312
Other construction/land
Pass	218	-	-	3,646	638	1,632	-	-	6,134
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Subtotal	218	-	-	3,646	638	1,632	-	-	6,134
Farmland
Pass	6,731	11,645	11,793	2,650	1,652	11,608	2,750	394	49,223
Special mention	-	-	-	840	-	10,471	-	-	11,311
Substandard	-	-	-	-	-	6,976	-	-	6,976
Subtotal	6,731	11,645	11,793	3,490	1,652	29,055	2,750	394	67,510
Other commercial
Pass	18,319	6,501	2,666	6,622	4,534	9,354	101,163	1,171	150,330
Special mention	-	-	273	2,783	-	128	143	3,748	7,075
Substandard	-	-	55	-	-	-	208	92	355
Subtotal	18,319	6,501	2,994	9,405	4,534	9,482	101,514	5,011	157,760
Mortgage warehouse lines
Pass	-	-	-	-	-	-	116,000	-	116,000
Subtotal	-	-	-	-	-	-	116,000	-	116,000
Consumer loans
Pass	1,366	229	102	82	67	177	1,949	-	3,972
Special mention	-	-	-	15	-	35	13	-	63
Substandard	55	-	-	-	-	-	-	-	55
Subtotal	1,421	229	102	97	67	212	1,962	-	4,090
Total	$172,909	$398,142	$303,289	$561,128	$62,980	$359,350	$258,087	$8,183	$2,124,068

Gross charge-offs	$2,145	$45	$250	$2,266	$81	$1,345	$489		$6,621

CECL replaced the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans at the CECL implementation date, management elected not to transition these loans into the PCD designation. As of December 31, 2024 the Company had no loans categorized as PCD.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed periodically, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code multiple factor regression models utilized as of December 31, 2024, for Residential Real Estate loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and House Price Index (HPI). The call code multiple factor regression models utilized as of December 31, 2024, for Commercial Real Estate and Other Construction loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and Gross Domestic Product (GDP). Management selected the National Unemployment Rate, HPI, and GDP as the drivers of quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (“FOMC”) forecast and given the widespread familiarity of stakeholders with these economic metrics.

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

●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices

●	Changes in international, regional, and local economic and business conditions, and developments that affect the collectability of the portfolio, as reflected in forecasts of the Housing Price Index, Real GDP, and the National Unemployment Rate (Farmland & Agricultural Production and Consumer segments only)
●	Changes in the nature and volume of the loan portfolio
●	Changes in the experience, ability, and depth of lending management and other relevant staff
●	Changes in the volume and severity of past due, non-accruals loans, and adversely classified loans, as reflected in changes of the relative level of loans classified as substandard and special mention
●	Changes in the quality of the Bank’s loan review processes
●	Changes in the value of underlying collateral for loans not identified as collateral dependent
●	Changes in loan categorization concentrations
●	Other external factors, which include, the influence of peer data on estimated quantitative reserves, expected impact of current and expected inflationary environment, reliance on the National Unemployment rate as opposed to the California unemployment rate in the calculation of quantitative reserves, the expected impact of current and expected geo-political conditions

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

The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2024 and 2023 (dollars in thousands):

	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer (1)	Total
Allowance for credit losses:
Balance, December 31, 2022	$3,251	$17,732	$458	$1,233	$72	$314	$23,060
Charge-offs	(30)	(2,266)	(1,277)	(1,320)	—	(1,728)	(6,621)
Recoveries	205	17	1,370	425	—	986	3,003
Provision for credit losses	(699)	3,071	35	810	102	739	4,058
Balance, December 31, 2023	$2,727	$18,554	$586	$1,148	$174	$311	$23,500
Charge-offs	—	(2,437)	(411)	(528)	—	(1,484)	(4,860)
Recoveries	60	—	—	655	—	882	1,597
Provision for credit losses	(979)	1,026	3,652	7	224	663	4,593
Balance, December 31, 2024	$1,808	$17,143	$3,827	$1,282	$398	$372	$24,830
(1)	Includes overdraft charge-offs of $1.4 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively, and overdraft recoveries of $0.9 million for both years ended December 31, 2024 and 2023.

5.       PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,
	2024	2023
Land	$2,394	$2,694
Buildings and improvements	10,688	11,919
Furniture, fixtures and equipment	18,390	17,857
Leasehold improvements	14,443	14,699
Total premises and equipment, gross	45,915	47,169

Less accumulated depreciation and amortization	30,677	30,262
Total premises and equipment, net	$15,431	$16,907

Depreciation and amortization included in occupancy and equipment expense totaled $1.9 million, $2.2 million, and $2.4 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

6.       OPERATING LEASES

The Company leases space under non-cancelable operating leases for 30 branch locations, three off-site ATM locations, one administrative building, and two loan production offices. Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs). Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component but are separately accounted for in occupancy expense. The Company recognized lease expense of $4.5 million for the year ended December 31, 2024, $2.3 million for the year ended December 31, 2023, and $2.2 million for the year ended December 31, 2022. Most leases include one or more renewal options available to exercise. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no leveraged leases or lease transactions with related parties during the years ending December 31, 2024 and 2023.

In December 2023, the Company completed a sale and leaseback transaction on 11 branch buildings with a book value of $4.8 million, for a gain on sale of $15.3 million. In the first quarter of 2024 the Company completed another sale leaseback transaction of two additional branch buildings with a book value of $0.7 million, for a gain on sale of $3.8 million. These branch buildings were subsequently leased back to the Company and are reflected in the tables in this footnote. The 2023 sale and leaseback transaction resulted in additions to the Company’s right of use asset and operating lease liability of $18.0 million and $13.8 million, respectively at the year ended December 31, 2023. The 2024 sale and leaseback transaction resulted in additions to the Company’s right of use asset and operating lease liability of $3.9 million and $3.1 million, respectively at the year ended December 31, 2024. Each of the new leases have an average life of 18 years.

At December 31, 2024, the Company’s right-of-use assets and operating lease liabilities were $27.8 million and $23.7 million, respectively. The weighted average remaining lease term for the lease liabilities was 13.5 years, and the weighted average discount rate of remaining payments was 8.7 percent. At December 31, 2023, the Company’s right-of-use assets and operating lease liabilities were $25.8 million and $21.9 million, respectively. The weighted average remaining lease term for the lease liabilities was 13.3 years, and the weighted average discount rate of remaining payments was 8.4 percent for the year ended December 31, 2023. Lease liabilities from new right-of-use assets obtained during the year ending December 31, 2024 and December 31, 2023 were $4.7 million and $20.7 million, respectively. There was $0.2 million, $0.2 million, and $0.03 million in variable lease costs for the years ending December 31, 2024, 2023, and 2022, respectively. Cash paid on operating leases was $4.0 million the year ended December 31, 2024 and $2.3 million for the year ended December 31, 2023.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2024 are as follows (dollars in thousands):

Year Ending December 31,
2025	$3,816
2026	3,567
2027	3,416
2028	2,837
2029	2,276
Thereafter	27,160
Total undiscounted lease payments	$43,072
Less: imputed interest	(19,382)
Net lease liabilities	$23,690

The Company generally has options to renew its facilities leases after the initial leases expire. The renewal options range from one to ten years.

7.       GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill at the years beginning and ended December 31, 2024, 2023 and 2022 was $27.4 million. There was no acquired goodwill or impairment for the years ended December 31, 2024, 2023 and 2022.

The Company performs its annual goodwill impairment tests annually, or more often if events or circumstances indicate the carrying value may not be recoverable. The annual assessment date was changed to October 1 in 2023 as it was December 31 in 2022, to allow more time for evaluation of impairment.

The Company performed a Step 1 goodwill impairment assessment as of October 1, 2024 using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level, exceeded the carrying value. Therefore, goodwill was not impaired as of December 31, 2024 and there was no impairment charges related to the Company’s goodwill recorded during the year ended December 31, 2024.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end (dollars in thousands):

	Years Ended December 31,
	2024		2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$5,181	$4,563	$8,401	$7,002

Aggregate amortization expense was $0.8 million, $0.9 million, and $1.0 million for 2024, 2023, and 2022.

Estimated amortization expense for each of the next five years and thereafter (dollars in thousands):

2025	$566
2026	52
2027	—
2028	—
2029	—
Thereafter	—
Total	$618

8.       OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2024	2023
Accrued interest receivable	$15,999	$20,347
Deferred tax assets	22,671	28,682
Investment in qualified affordable housing projects (1)	25,448	14,390
Investment in limited partnerships	4,359	4,359
Investment in SBA loan fund	25,000	25,000
Federal Home Loan Bank stock, at cost	14,676	14,657
Other	40,810	40,385
Total	$148,963	$147,820
(1)	See Note 23 for additional details.

The Company accounts for its investment in limited partnerships which invest in small business investment companies and fintech companies under the cost method. Under this method, the investments are initially recorded at their historical cost. Dividends received from these investments is recorded in Other Income in the Income Statement. Management analyzes these investments annually for potential impairment.

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

9.       DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-ends 2024 and 2023 were $271.5 million and $162.2 million, respectively.

Aggregate annual maturities of time deposits were as follows (dollars in thousands):

Year Ending December 31,
2025	$700,956
2026	38,850
2027	41,246
2028	26,031
2029	304
Thereafter	1,140
Total	$808,527

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest bearing demand deposits	$3,950	$1,429	$485
NOW	512	289	322
Savings	336	269	278
Money market	2,071	710	95
Time deposits	23,229	23,214	4,914
Brokered Deposits	13,257	5,643	725
Total	$43,355	$31,554	$6,819

10.       OTHER BORROWING ARRANGEMENTS

At year end, short-term borrowings consisted of the following (dollars in thousands):

	2024
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$123,878	$108,860	0.17%	$148,003	0.12%
Short term borrowings	16,375	—	5.72%	76,400	—
Total	$140,253	$108,860		$224,403

	2023
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$90,294	$107,121	0.27%	$107,121	0.17%
Short term borrowings	225,437	280,500	5.34%	219,000	5.53%
Total	$315,731	$387,621		$326,121

At year end, long-term advances from FHLB consisted of the following (dollars in thousands):

	2024			2023
	Amount	Fixed rate	Weighted average interest rate	Amount	Fixed rate	Weighted average interest rate
As of December 31:
Federal Home Loan Bank advances, maturing 2026	$25,000	3.96%	3.96%	$25,000	3.96%	3.96%
Federal Home Loan Bank advances, maturing 2028	15,000	3.78%	3.78%	15,000	3.78%	3.78%
Federal Home Loan Bank advances, maturing 2026	20,000	4.04%	4.04%	20,000	4.04%	4.04%
Federal Home Loan Bank advances, maturing 2028	20,000	3.81%	3.81%	20,000	3.81%	3.81%
Total	$80,000			$80,000

There were no outstanding short-term borrowings at December 31, 2024. Included in short term borrowings at December 31, 2023, was $25.5 million outstanding in fixed-rate overnight FHLB advances and $125.0 million in fixed-rate short term FHLB advances. Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.2 billion of first mortgage loans under a blanket lien arrangement at year end 2024. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to the total of $836.7 million at year-end 2024, with a remaining borrowing capacity of $715.4 million if sufficient additional collateral was pledged.

The carrying value of the securities pledged to collateralize repurchase agreements was $169.5 million at December 31, 2024 and $185.8 million at December 31, 2023.

The Company had no borrowings at December 31, 2024 and 2023 from the FRB. The Company was eligible to borrow up to $298.3 million from FRB at year end 2024, which was collateralized by $174.8 million in first mortgage loans under a blanket lien arrangement.

The Company had lines of credit with its correspondent banks which, in the aggregate, amounted to $479.8 million unsecured and $25.0 million secured at December 31, 2024 and $349.8 million unsecured and $25.0 million secured at December 31, 2023, at fixed interest rates which vary with market conditions. There were no outstanding overnight balances under these lines of credit at December 31, 2024 and $130.0 million outstanding overnight  at December 31, 2023.

11.     LONG-TERM DEBT

At year-end, long-term debt was as follows (dollars in thousands):

	2024		2023
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Fixed - floating rate subordinated debentures, due 2031 (1)	$50,000	$607	$50,000	$696
	$50,000	$607	$50,000	$696
(1)	3.25% fixed rate for five years then floating rate at 253.5 bps over 3-month term SOFR.

12.     SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2024, all $35.8 million of the Company’s trust preferred securities qualified as Tier 1 capital.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TruPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing, and payment terms as the TruPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17,

2034, bear a current interest rate of 7.36% (based on 3-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 2.75%), with re-pricing and payments due quarterly.

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

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TruPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing, and payment terms as the TruPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 6.00% (based on 3-month CME Term SOFR plus tenor spread adjustment of 0.26261% plus 1.40%), with repricing and payments due quarterly.

Those Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the FRBSF, on any March 23rd, June 23rd, September 23rd, or December 23rd. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The TruPS III are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of the Subordinated Debentures on September 23, 2036.

Trust III has the option to defer payment of the distributions for a period of up to five years, subject to certain conditions, including that the Company may not pay dividends on its common stock during such period. The TruPS III issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TruPS III.

During the third quarter of 2016, the Company acquired Coast Bancorp Statutory Trust II, which had issued 7,000 Floating Rate Capital Trust Pass-Through Securities (TruPS IV), with a liquidation value of $1,000 per security, for gross proceeds of $7,000,000. The entire proceeds of the issuance were invested by Trust IV in $7,217,000 of Subordinated Debentures issued by Coast Bancorp with identical maturity, re-pricing, and payment terms as the TruPS IV. The Subordinated Debentures, purchased by Trust IV, represent the sole assets of the Trust IV. Those Subordinated Debentures mature on December 15, 2037, bear a current interest rate of 6.12% (based on 3-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 1.50%), with re-pricing and payments due quarterly.

Those Subordinated Debentures are currently redeemable by the Company, subject to receipt by the Company of prior approval from the FRBSF, on any March 15th, June 15th, September 15th, or December 15th. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture.

The TruPS IV are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of the Subordinated Debentures on December 15, 2037.

Coast Bancorp Statutory Trust II has the option to defer payment of the distributions for a period of up to five years, subject to certain conditions, including that the Company may not pay dividends on its common stock during such period. The TruPS IV issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TruPS IV.

13.     INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal:
Current	$5,702	$8,470	$6,071
Effect of tax act	—	—	—
Deferred	2,711	(1,531)	233
Total federal	8,413	6,939	6,304
State:
Current	3,578	5,493	4,874
Deferred	1,317	(812)	78
Total state	4,895	4,681	4,952
Total tax provision	$13,308	$11,620	$11,256

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses on loans	$7,341	$6,947
Deferred compensation	4,903	4,440
Accrued reserves	1,006	1,131
Non-accrual loans	256	76
Lease liability	7,003	6,488
Loan fair value adjustment	128	172
Intangibles	48	—
Net operating losses	1,115	1,178
State income tax deduction	760	1,176
Other	764	4,982
Unrealized losses on securities available-for-sale	13,119	15,101
Total deferred tax assets	36,443	41,691
Deferred tax liabilities:
Deferred loan costs	(1,268)	(1,304)
Right-of-use asset	(8,204)	(7,604)
TruPS accretion	(682)	(735)
FMV equity securities	(528)	(620)
Prepaids	(771)	(791)
Other	(1,123)	(689)
Intangibles	—	(130)
Premises and equipment	(1,196)	(1,136)
Total deferred tax liabilities	(13,772)	(13,009)
Net deferred tax assets	$22,671	$28,682

The Company believes that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded.

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax expense at federal statutory rate	$11,312	$9,758	$9,432
Increase (decrease) resulting from:
State franchise tax expense, net of federal tax effect	3,867	3,698	3,912
Tax exempt municipal income	(1,416)	(2,291)	(1,849)
Nondeductible interest expense	585
Affordable housing tax credits	(208)	16	(530)
Excess tax (benefit) expense of stock-based compensation	(329)	22	(50)
Cash surrender value - life insurance	(594)	(371)	209
Other	91	788	132
Total	$13,308	$11,620	$11,256
Effective tax rate	24.71%	25.01%	25.06%

The Company is subject to federal income tax and income tax of various states. Our federal income tax returns for the years ended December 31, 2021, 2022 and 2023 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2020, 2021, 2022 and 2023 are open to audit by the state authorities.

At December 31, 2024, the Company has federal net operating loss carry forwards of approximately $3.1 million which expire at various dates from 2031 to 2036. The Company also had California Franchise tax net operating loss carry forwards of approximately $5.4 million which expire at various dates from 2034 to 2041. Net operating loss carry forwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carry forward amounts noted above.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2024, 2023, and 2022, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

14.     COMMITMENTS AND CONTINGENCIES

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $127.9 million. A $125.0 million letter of credit is pledged to secure public deposits at December 31, 2024 and a $2.9 million standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2024	2023
Fixed-rate commitments to extend credit	$80,127	$84,646
Variable-rate commitments to extend credit	$556,320	$397,408
Standby letters of credit	$5,046	$5,040

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

Concentration in Real Estate Lending

At December 31, 2024, in management’s judgment the Company had a concentration of loans secured by real estate. At that date, approximately 78% of the Company’s loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 75% of all real estate loans, while loans secured by non-construction residential properties accounted for 21%, and loans secured by farmland were 4% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

Concentration by Geographic Location

The Company extends commercial, real estate mortgage, real estate construction and consumer loans to customers primarily in the South Central San Joaquin Valley of California, specifically Tulare, Fresno, Kern, Kings, and Madera counties; and the Coastal counties of San Luis Obispo, Ventura, and Santa Barbara. The ability of a substantial portion of the Company’s customers to honor their contracts is dependent on the economy in these areas. Although the Company’s loan portfolio is diversified, there is a relationship in those regions between the local agricultural economy and the economic performance of loans made to non-agricultural customers.

Legal Matters

In the ordinary course of our business, the Company is subject to legal proceedings and claims which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. Upon consultation with legal counsel and based on information currently available to us, management does not expect the amount of any resulting liability, in addition to amounts already accrued and taking into consideration insurance which may be applicable, to have a material adverse effect on the consolidated financial position or results of operations of the Company. Given the nature, scope, and complexity of the extensive legal and regulatory landscape applicable to banking (including laws and regulations governing consumer protection, fair lending, privacy, information security and anti-money laundering and anti-terrorism laws), we like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

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

15.     SHAREHOLDERS’ EQUITY

Share Repurchase Plan

At December 31, 2024, the Company had a 2024 Share Repurchase Plan with an expiration date of October 31, 2025. This share repurchase plan replaced the 2023 Share Repurchase Plan which expired on October 31, 2024. During the year ended December 31, 2024, the Company repurchased 197,247 shares under the 2024 Share Repurchase Plan and 439,412 shares under the 2023 Share Repurchase Plan. The total number of shares available for repurchase at December 31, 2023 was 770,150. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2024	2023	2022
Basic Earnings Per Share
Net income	$40,560	$34,844	$33,659
Weighted average shares outstanding	14,284,401	14,706,141	14,955,756
Basic earnings per share	$2.84	$2.37	$2.25

Diluted Earnings Per Share
Net income	$40,560	$34,844	$33,659
Weighted average shares outstanding	14,284,401	14,706,141	14,955,756
Effect of dilutive equity awards	111,620	31,729	66,999
Weighted average shares outstanding	14,396,021	14,737,870	15,022,755
Diluted earnings per share	$2.82	$2.36	$2.24

Stock options and unvested restricted stock awards for 250,391, 298,986, and 293,586 shares of common stock were not considered in computing diluted earnings per common share for 2024, 2023, and 2022, respectively, because they were antidilutive.

Stock Options

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 172,600 shares granted under the 2017 Plan and options to purchase 67,000 shares that were granted under the 2007 Plan were still outstanding as of December 31, 2024, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of several types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which awards may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of December 31, 2024 was 306,374. All options granted under the 2023, 2017 and 2007 Plans have been or will be granted at an exercise price of not less than 100% of the fair market value of the stock on the date of grant, exercisable in installments as provided in individual stock option agreements. In the event of a “Change in Control” as defined in the Plans, all outstanding options shall become exercisable in full (subject to certain notification requirements) and shall terminate if not exercised within a specified period of time unless such options are assumed by the successor corporation or substitute options are granted. Options also terminate in the event an optionee ceases to be employed by or to serve as a director of the Company or its subsidiaries, and the vested portion thereof must be exercised within a specified period after such cessation of employment or service.

A summary of the Company’s stock option activity follows (dollars and shares in thousands, except exercise price):

	2024			2023		2022
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding,
Beginning of year	343	$25.02		352	$25.06	416	$24.15
Exercised or released	(78)	$20.37		—	$—	(30)	$10.59
Granted	—	$—		—	$—	—	$—
Forfeited/canceled	(25)	$25.51		(9)	$26.56	(32)	$27.32
Expired	—	$—		—	$—	(2)	$10.21
Outstanding, end of year	240	$26.50	$580	343	$25.02	352	$25.06
Exercisable, end of year (2)	234	$26.49	$569	343	$25.02	311	$24.78
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount changes based on changes in the market value of the Company’s stock.
(2)	The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2024 was 3.72 years and 3.69 years, respectively.

Information related to stock options during each year follows (dollars in thousands):

	2024	2023	2022
Total intrinsic value of stock options exercised	$763	$—	$329
Total fair value of stock options vested	$66	$—	$103

$1.5 million in cash was received from the exercise of 78,249 shares during the year ended December 31, 2024, with a related tax benefit of $0.2 million. No shares were exercised during the year ended December 31, 2023. $0.3 million in cash was received from the exercise of 29,640 shares during the period ended December 31, 2022, with a related tax benefit of $0.1 million. The Company is using the Black-Scholes model to value stock options. In accordance with U.S. GAAP, charges of $0.03 million, $0.1 million, and $0.1 million are reflected in the Company’s income statements for the years ended December 31, 2024, 2023, and 2022, respectively, as pre-tax compensation and directors’ expense related to stock options. The related tax benefit of these options is $0.01 million for the year ended December 31, 2024, $0.02 million for the year ended December 31, 2023 and $0.03 million for the year ended December 31, 2022.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2024 was immaterial and all unvested stock options will be fully amortized by February 2025.

Restricted Stock Grants

The Company’s restricted stock awards granted under the 2017 Plan and 2023 Plan are non-transferrable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of restricted stock awards is determined at the time the awards are issued, and different awards may have different vesting terms; provided, however, that no installment of any restricted stock award shall become vested less than one year from the grant date. Restricted stock awards are valued utilizing the fair value of the Company’s stock at the grant date. During the year ending 2024, 48,724 shares were granted to employees and directors of the Company under the 2023 Plan. These awards are expensed on a straight-line basis over the vesting period. Compensation expense related to restricted stock units for the years ended December 31, 2024, 2023 and 2022 was $1.9 million,

$1.7 million, and $1.2 million respectively, and the recognized income tax benefit related to this expense was $0.6 million, $0.5 million, and $0.4 million, respectively. As of December 31, 2023, there was $2.2 million of unamortized compensation and directors’ cost related to unvested restricted stock awards granted under the 2023 and 2017 plans. That cost is expected to be amortized over a weighted average period of 1.8 years. The total fair value of shares vested during the year ended December 31, 2024, 2023 and 2022 was $1.8 million, $1.2 million, and $1.3 million, respectively.

A summary of the Company’s nonvested shares for the year follows (shares in thousands):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	231	$20.30
Granted	49	$22.37
Vested	(85)	$20.72
Forfeited/canceled	(21)	$20.39
Nonvested at December 31, 2024	174	$20.75

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

The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2024, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized , significantly undercapitalized , and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end December 31, 2024 and 2023, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categorization.

The federal banking agencies jointly provide for an optional, simplified measure of capital adequacy known as the community bank leverage ratio framework (CBLR framework), for qualifying community banking organizations, consistent with Section 201 of the Economic Growth, Regulatory Relief, and Consumer Protection Act. Under the final rule, an eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. Both the Company and the Bank have continuously remained as qualifying community banking organizations and elected to adopt and measure capital adequacy under the CBLR framework since it became effective in 2020.

The CBLR framework removes the requirement for qualifying banking organizations to calculate and report risk-based capital but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies' capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act.

Actual and required capital amounts (dollars in thousands) and ratios are presented below at year end.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
2024	Capital Amount	Ratio	Capital Amount	Ratio
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	$398,381	10.93%	$328,036	9.00%
Bank of the Sierra	$429,604	11.80%	$327,664	9.00%

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
2023	Capital Amount	Ratio	Capital Amount	Ratio
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	$384,936	10.32%	$335,700	9.00%
Bank of the Sierra	$421,041	11.29%	$335,639	9.00%

Dividend Restrictions

The Company’s ability to pay cash dividends is dependent on dividends paid to it by the Bank and is also limited by state corporation law. California law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend plus any preferred dividend arrears amount. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the value of the company’s assets would equal or exceed the sum of its total liabilities plus any preferred dividend arrears amount.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Protection and Innovation, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2024, the maximum amount available for dividend distribution under this restriction was approximately $41.1 million.

17.     BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company entered into salary continuation agreements with its executive officers in 2002 and 2007 and has established retirement plans for certain qualifying members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $4.1 million and $4.7 million for the years ended December 31, 2024 and 2023 and was fully accrued for both years. There was no expense accrual recognized under these arrangements for the year ended December 31, 2024. The expense recognized under these arrangements totaled $0.3 million for both years ended December 31, 2023 and 2022. Salary continuation benefits paid to former directors or executives of the Company, or their beneficiaries totaled $0.5 million, $0.5 million, and $0.4 million for the years ended December 31, 2024, 2023 and 2022. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries with an accumulated post-retirement benefit liability of $0.9 million for the years ended December 31, 2024 and 2023.

In connection with these plans and other employee benefit plans of the Company, the Company has purchased, or acquired through merger, single premium life insurance policies with cash surrender values totaling $41.3 million and $41.7 million at December 31, 2024 and 2023.

Officer and Director Deferred Compensation Plan

The Company has established a non-qualified deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs and the liability for the plan’s administration and the changes to income earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2024, 2023 and 2022; however, the changes to the liability related to income earned on participant deferrals can be significant. The deferred compensation liability totaled $12.3 million and $10.2 million at December 31, 2024 and 2023, respectively. Although there is no requirement to fund this plan, the Company has purchased life insurance policies with cash surrender values totaling $11.8 million and $9.9 million at December 31, 2024 and 2023, respectively, which are specific account policies with underlying investments similar to the hypothetical investments elected inside the participant deferred compensation accounts. The purpose of these specific account life insurance policies is to provide an economic offset against changes to the participant liability.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The amount of the matching contribution was 80% for each of the years ended December 31, 2023 and 2022, with vesting over a period of five years from the participants’ hire date. Starting in 2024, the Company has adopted a safe-harbor plan and matched 100% of the first 2% of participants’ 401(k) elective deferral contributions, and 50% of participants’ 401(k) elective deferral contributions which are over 2% of participants’ pay but are not over 6% of participants’ pay. The matching contribution is discretionary, vests over a period of two years from the participants’ hire date and is subject to the approval of the Board of Directors. The Company contributed $1.2 million, $1.3 million, and $1.2 million to the Plan in the years ended 2024, 2023, and 2022, respectively.

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

Noninterest income also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Included in other income:
Amortization of limited partnerships	$—	$—	$253
Dividends on equity investments	1,337	1,076	843
Unrealized losses recognized on equity investments	(311)	(291)	(332)
SBA loan fund income	1,467	1,423	483
Credit card and other loan fees	712	776	840
Other	325	1,380	5,100
Total other noninterest income	$3,530	$4,364	$7,187

19.     OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Professional expenses	$6,158	$5,293	$3,061
Data processing	6,201	5,831	6,202
Advertising and promotional	1,422	2,215	1,728
Deposit services	8,417	8,775	9,492
Stationery and supplies	483	531	486
Telephone and data communication	1,182	1,452	1,563
Loan and credit card processing	529	597	550
Foreclosed assets expense	—	665	84
Postage	232	219	373
Other	3,612	4,003	3,415
Assessments	1,942	1,942	1,078
Total other noninterest expense	$30,178	$31,523	$28,032

20.     RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank may enter into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$82	$139	$1,261
Disbursements	5	—	4,059
Amounts repaid	(64)	(57)	(5,205)
Effect of changes in composition of related parties	3	—	24
Balance, end of year	$26	$82	$139
Undisbursed commitments to related parties	$3	$6	$6

Deposits from related parties held by the Bank at December 31, 2024 and 2023 amounted to $6.1 million and $4.2 million, respectively.

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

The Company used the following methods and significant assumptions to estimate fair values for each category of financial asset noted below:

Securities: The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges, live trading desk pricing from brokerages, or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities. In certain circumstances live trading desk pricing from brokerages and third-party internal models are used to value debt securities that we classify as Level 3.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2024, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$50,153	$—	$50,153	$—
Mortgage-backed securities	—	93,503	—	93,503	—
State and political subdivisions	—	40,803	—	40,803	—
Corporate bonds	—	2,909	55,653	58,562	—
Collateralized loan obligations	—	412,946	—	412,946	—
Total available-for-sale securities	$—	$600,314	$55,653	$655,967	$—

	Fair Value Measurements at December 31, 2023, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$102,749	$—	$102,749	$—
Mortgage-backed securities	—	99,544	—	99,544	—
State and political subdivisions	—	194,206	—	194,206	—
Corporate bonds	—	—	52,040	52,040	—
Collateralized loan obligations	—	570,662	—	570,662	—
Total available-for-sale securities	$—	$967,161	$52,040	$1,019,201	$—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2024 and 2023 (dollars in thousands):

	Corporate Bonds
	2024	2023
Balance of recurring Level 3 assets at January 1,	$52,040	$57,435
Total gains or losses for the period:
Included in other comprehensive income	5,613	(5,395)
Sales	(2,000)	—
Balance of recurring Level 3 assets at December 31,	$55,653	$52,040

The following table present quantitative information about recurring level 3 fair value measurements at December 31, 2024 (dollars in thousands):

				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Corporate Bonds	$55,653	New issue pricing	Risk appetite	N/A	N/A	N/A
		Secondary market pricing	Market volatility
		Credit quality of issuer
		Credit spread

The following table presents quantitative information about recurring level 3 fair value measurements at December 31, 2023 (dollars in thousands):

				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Corporate Bonds	$52,040	New issue pricing	Risk appetite	N/A	N/A	N/A
		Secondary market pricing	Market volatility
		Credit quality of issuer
		Credit spread

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans	$—	$11,529	$—	$11,529

	Year Ended December 31, 2023
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans	$—	$5,889	$—	$5,889

There were no assets measured at fair value on a non-recurring basis with level 3 fair value measurements at December 31, 2024 or 2023.

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2024 and 2023:

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

Carrying amount and estimated fair values of financial instruments not carried at fair value were as follows (dollars in thousands):

	December 31, 2024
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$100,664	$100,664	$—	$—	$100,664
Securities available-for-sale	655,967	—	600,314	55,653	655,967
Securities held-to-maturity	305,514	—	291,028	—	291,028
Loans held for investment	2,306,604	—	11,529	2,161,917	2,173,446
Financial Liabilities:
Deposits:
Noninterest bearing	$1,007,208	$1,007,208	$—	$—	$1,007,208
Interest bearing	1,884,460	—	1,705,490	—	1,705,490
Repurchase agreements	108,860	—	91,585	—	91,585
Other borrowings	80,000	—	79,054	—	79,054
Long-term borrowings	49,393	—	46,713	—	46,713
Subordinated debentures	35,838	—	35,299	—	35,299

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$636,447
Standby letters of credit	5,046

	December 31, 2023
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$78,602	$78,602	$—	$—	$78,602
Securities available for sale	1,019,201	—	967,161	52,040	1,019,201
Securities held-to-maturity	320,057	—	314,924	—	314,924
Loans held for investment	2,066,884	—	5,889	1,918,654	1,924,543
Financial Liabilities:
Deposits:
Noninterest bearing	$1,020,772	$1,020,772	$—	$—	$1,020,772
Interest bearing	1,740,451	—	1,526,103	—	1,526,103
Repurchase agreements	107,121	—	107,121	—	107,121
Other borrowings	360,500	—	360,500	—	360,500
Long-term borrowings	49,304	—	44,097	—	44,097
Subordinated debentures	35,660	—	35,423	—	35,423

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$482,054
Standby letters of credit	5,040

23.     UNCONSOLIDATED VARIABLE INTEREST ENTITIES

The Company has equity investments in Low Income Housing Tax Credit (LIHTC) partnerships, with carrying values of $25.4 million and $14.4 million as of December 31, 2024 and 2023, respectively. The LITHCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested, and credit extended by the Company. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2024, 2023 and 2022. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at December 31, 2024 are as follows (dollars in thousands):

Year Ending December 31,	Amount
2025	$15,613
2026	2,432
2027	1,029
2028	148
2029	94
Thereafter	1,192
Total	$20,508

The Company has elected to use the proportional amortization method, and more specifically, the practical expedient method, for the amortization of all eligible LIHTC investments and amortization expense is recognized as a component of income tax expense. The following table summarizes the amortization expense, and the amount of tax credits and other tax benefits recognized for qualified affordable housing project investments during the period presented (dollars in thousands).

	Year Ended December 31,
	2024	2023	2022
Amortization expense	$2,069	$744	$564
Tax credits and other tax benefits recognized	$2,415	$843	$627

24.     REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s sources of Noninterest Income for the twelve months ended December 31, 2024 and 2023. Items outside the scope of ASC 606 are noted as such (dollars in thousands).

	Year Ended December 31,
	2024	2023	2022
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$5,513	$5,261	$5,227
Other service charges on deposits	10,526	9,790	7,308
Debit card interchange income	8,134	8,052	8,533
Gain on limited partnerships(1)	—	—	253
Dividends on equity investments(1)	1,337	1,076	843
Unrealized losses recognized on equity investments(1)	(311)	(291)	(332)
Net gains on sale of securities(1)	(2,681)	396	1,487
Other(1)	9,003	6,116	7,451
Total noninterest income	$31,521	$30,400	$30,770
(1)	Not within the scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for on an accrual basis under other provisions of GAAP.

25.     PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2024 and 2023

(dollars in thousands)

	2024	2023
ASSETS
Cash and due from banks	$13,067	$10,437
Investments in bank subsidiary	424,363	409,862
Investment in trust subsidiaries	1,145	1,145
Other assets	6,190	4,410
Total assets	$444,765	$425,854

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$2,232	$2,793
Long-term debt	49,393	49,304
Subordinated debentures	35,838	35,660
Total liabilities	87,463	87,757
Shareholders' equity:
Common stock	113,474	115,027
Retained earnings	275,085	259,050
Accumulated other comprehensive gain, net of taxes	(31,257)	(35,980)
Total shareholders' equity	357,302	338,097
Total liabilities and shareholders' equity	$444,765	$425,854

STATEMENTS OF INCOME

Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands)

	2024	2023	2022
Income:
Dividend from subsidiary	$38,400	$16,800	$28,000
Other operating income	—	—	—
Total income	38,400	16,800	28,000
Expense
Salaries and employee benefits	1,727	1,741	1,129
Other expenses	6,310	6,117	4,550
Total expenses	8,037	7,858	5,679
Income before income taxes	30,363	8,942	22,321
Income tax benefit	(2,376)	(2,323)	(1,679)
Income before equity in undistributed income of subsidiary	32,739	11,265	24,000
Equity in undistributed income of subsidiary	7,821	23,579	9,659
Net income	$40,560	$34,844	$33,659

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2024, 2023 and 2022

(dollars in thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$40,560	$34,844	$33,659
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(7,821)	(23,579)	(9,659)
Gain on sale of securities	—	—	—
(Increase) decrease in other assets	(4,332)	1,863	(3,459)
Increase (decrease) in other liabilities	2,227	(6,117)	4,212
Net cash provided by operating activities	30,634	7,011	24,753

Cash flows from investing activities:
Investment in subsidiary	—	—	—
Net cash used by investing activities	—	—	—

Cash flows from financing activities:
Stock options exercised	1,474	—	314
Repurchase of common stock	(15,844)	(8,959)	(5,192)
Dividends paid	(13,634)	(13,714)	(13,919)
Issuance of debentures, net	—	—	—
Net cash (used) in provided by financing activities	(28,004)	(22,673)	(18,797)
Net increase (decrease) in cash and cash equivalents	2,630	(15,662)	5,956
Cash and cash equivalents, beginning of year	10,437	26,099	20,143
Cash and cash equivalents, end of year	$13,067	$10,437	$26,099

	2024	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,693	$4,607	$3,338

26.     CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s unaudited results of operations for the four quarters of 2024 and 2023. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods (dollars in thousands, except per share data).

	2024 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$43,094	$44,798	$43,495	$40,961
Interest expense	12,742	14,008	13,325	12,244
Net interest income	30,352	30,790	30,170	28,717
Provision for credit losses	2,405	1,359	901	127
Noninterest income	7,513	7,789	7,630	8,589
Noninterest expense	22,862	22,810	22,692	24,526
Net income before taxes	12,598	14,410	14,207	12,653
Provision for taxes	2,234	3,807	3,944	3,323
Net income	$10,364	$10,603	$10,263	$9,330

Diluted earnings per share	$0.72	$0.74	$0.71	$0.64
Cash dividend per share	$0.24	$0.24	$0.23	$0.23

	2023 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$42,444	$42,384	$40,875	$37,419
Interest expense	14,574	14,297	12,558	9,287
Net interest income	27,870	28,087	28,317	28,132
Provision (benefit) for credit losses	3,525	(33)	(70)	260
Noninterest income	8,045	7,762	8,013	6,579
Noninterest expense	24,136	22,562	22,968	22,992
Net income before taxes	8,254	13,320	13,432	11,459
Provision for taxes	1,964	3,435	3,513	2,709
Net income	$6,290	$9,885	$9,919	$8,750

Diluted earnings per share	$0.43	$0.68	$0.67	$0.58
Cash dividend per share	$0.23	$0.23	$0.23	$0.23

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of regulatory financial statements in accordance with the Federal Financial Institutions Examination Council’s Instructions for Preparation of Consolidated Reports of Condition and Income, and in accordance with the Board of

Governors of the Federal Reserve System’s Instructions for Preparation of Financial Statements for Bank Holding Companies (Consolidated and Parent Company Only). Based on this assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, Management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2024.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and December 31, 20203 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their reports appearing above in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INPECTIONS

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Company’s Code of Ethics and corporate governance matters will be set forth under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the captions “Executive Officer and Director Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement and is incorporated herein by reference.

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

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Proxy Statement and is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item will be set forth under the captions “Related Party Transactions” and “Corporate Governance – Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Fees” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit #	Description

3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of the Company (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
4.3	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
4.4	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
4.5	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (13)
4.6	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (13)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (5)*
10.2	Split Dollar Agreement for Kenneth R. Taylor (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.6	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.7	2007 Stock Incentive Plan (9)*
10.8	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.9	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.10	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)*
10.11	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)*
10.12	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (12)*
10.13	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (13)
10.14	2017 Stock Incentive Plan (14)*
10.15	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, and Michael Olague, Chief Banking Officer (15)*
10.16	Employment agreement dated as of November 15, 2019 for Christopher Treece, EVP and CFO (16)*
10.17	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (17)*
10.18	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (18)*
10.19	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (19)*
10.20	Salary Continuation Agreement for James C. Holly (5)*
10.21	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.22	First Amendments to employment agreements dated as of January 19, 2023 for Kevin McPhaill, CEO, Christopher Treece, CFO, Hugh Boyle, CCO, and Michael Olague, CBO (20)*
10.23	Split Dollar Agreement for Albert Berra (22)*
10.24	10b5-1 Plan for Lynda Scearcy
10.25	Employment agreement dated as of August 25, 2023 for Natalia Coen, Chief Risk Officer (21)*
19	Insider Trading Policy
21	Subsidiaries of Sierra Bancorp
23.1	Consent of RSM US LLP
23.2	Consent of Eide Bailly
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
97.1	Incentive Compensation Recovery Policy (23)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Form 10-K filed with the SEC on March 12, 2021 and incorporated herein by reference.
(4)	Filed as Exhibit 4.1 to the Form 8-K filed with the SEC on September 24, 2021 and incorporated herein by reference.
(5)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(12)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(13)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(15)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.
(19)	Filed as Exhibit 10.25 to the Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference.
(20)	Filed as Exhibits 10.1 through 10.5 to the form 8-K filed with the SEC on January 19, 2023 and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023 and incorporated herein by reference.
(22)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023 and incorporated herein by reference.
(23)	Filed as Exhibit 97.1 to the form 10-K filed with the SEC on March 22, 2024 and incorporated herein by reference.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Financial Statement Schedules

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

Dated: March 3, 2025	SIERRA BANCORP,
a California corporation

	By:	/s/ Kevin J. McPhaill
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

Signature	Title	Date

/s/ Susan M. Abundis	Director	March 3, 2025
Susan M. Abundis

/s/ Albert L. Berra	Director	March 3, 2025
Albert L. Berra

/s/ Julie Castle	Director	March 3, 2025
Julie Castle

/s/ Vonn R. Christenson	Director	March 3, 2025
Vonn R. Christenson

/s/ Laurence S. Dutto, PhD	Director	March 3, 2025
Laurence S. Dutto, PhD

/s/ Ermina Karim	Director	March 3, 2025
Ermina Karim
/s/ Michele M. Gil	Director	March 3, 2025
Michele M. Gil

/s/ James C. Holly	Vice Chairman of the Board	March 3, 2025
James C. Holly

/s/ Kevin J. McPhaill	President, Chief Executive	March 3, 2025
Kevin J. McPhaill	Officer & Director
(Principal Executive Officer)

/s/ Lynda B. Scearcy	Director	March 3, 2025
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 3, 2025
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 3, 2025
Gordon T. Woods

/s/ Christopher G. Treece	Executive Vice President &	March 3, 2025
Christopher G. Treece	Chief Financial Officer
(Principal Financial Officer)

/s/ Cindy L. Dabney	Senior Vice President &	March 3, 2025
Cindy L. Dabney	Chief Accounting Officer
(Principal Accounting Officer)