Form 10-K/A
period 2024-12-31
SIERRA BANCORP
filed 2025-03-18
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

EXPLANATORY NOTE

Sierra Bancorp (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2024, as originally filed with the Securities and Exchange Commission on March 3, 2025 (the "Annual Report"), solely to include the auditor’s opinion on the Internal Control Over Financial Reporting which was inadvertently omitted and is now included on page 66. Additionally, the 2023 Equity Based Compensation plan was added to the list of exhibits and has been incorporated by reference. Other than the changes described in the preceding sentence, the Annual Report is unchanged.

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

March 3, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Sierra Bancorp and Subsidiary

Opinion on the Internal Control Over Financial Reporting

We have audited Sierra Bancorp and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 of the Company and our report dated March 3, 2025, expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

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

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 and December 31, 2023 has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their reports appearing above in Item 8, Financial Statements and Supplementary Data.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit #	Description

3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of the Company (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
4.3	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
4.4	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
4.5	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (13)
4.6	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (13)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (5)*
10.2	Split Dollar Agreement for Kenneth R. Taylor (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.6	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.7	2007 Stock Incentive Plan (9)*
10.8	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.9	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.10	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)*
10.11	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)*
10.12	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (12)*
10.13	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (13)
10.14	2017 Stock Incentive Plan (14)*
10.15	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, and Michael Olague, Chief Banking Officer (15)*
10.16	Employment agreement dated as of November 15, 2019 for Christopher Treece, EVP and CFO (16)*
10.17	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (17)*
10.18	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers (18)*
10.19	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (19)*
10.20	Salary Continuation Agreement for James C. Holly (5)*
10.21	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.22	First Amendments to employment agreements dated as of January 19, 2023 for Kevin McPhaill, CEO, Christopher Treece, CFO, Hugh Boyle, CCO, and Michael Olague, CBO (20)*
10.23	Split Dollar Agreement for Albert Berra (22)*
10.24	10b5-1 Plan for Lynda Scearcy (25)
10.25	Employment agreement dated as of August 25, 2023 for Natalia Coen, Chief Risk Officer (21)*
10.26	2023 Equity Based Compensation Plan (24)*
19	Insider Trading Policy
21	Subsidiaries of Sierra Bancorp
23.1	Consent of RSM US LLP
23.2	Consent of Eide Bailly
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
97.1	Incentive Compensation Recovery Policy (23)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Form 10-K filed with the SEC on March 12, 2021 and incorporated herein by reference.
(4)	Filed as Exhibit 4.1 to the Form 8-K filed with the SEC on September 24, 2021 and incorporated herein by reference.
(5)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(12)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(13)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(15)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018 and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019 and incorporated by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020 and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021 and incorporated herein by reference.
(19)	Filed as Exhibit 10.25 to the Form 10-Q filed with the SEC on November 3, 2022 and incorporated herein by reference.
(20)	Filed as Exhibits 10.1 through 10.5 to the form 8-K filed with the SEC on January 19, 2023 and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023 and incorporated herein by reference.
(22)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023 and incorporated herein by reference.
(23)	Filed as Exhibit 97.1 to the form 10-K filed with the SEC on March 22, 2024 and incorporated herein by reference.
(24)	Filed as Exhibit 4.1 to the form S-8 filed with the SEC on June 15, 2023, and incorporated herein by reference.
(25)	Filed as Exhibit 10.27 to the form 10-K filed with the SEC on March 3, 2025, and incorporated herein by reference.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Financial Statement Schedules

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

Dated: March 18, 2025	SIERRA BANCORP,
a California corporation

	By:	/s/ Kevin J. McPhaill
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

Signature	Title	Date

/s/ Susan M. Abundis	Director	March 18, 2025
Susan M. Abundis

/s/ Albert L. Berra	Director	March 18, 2025
Albert L. Berra

/s/ Julie Castle	Director	March 18, 2025
Julie Castle

/s/ Vonn R. Christenson	Director	March 18, 2025
Vonn R. Christenson

/s/ Laurence S. Dutto, PhD	Director	March 18, 2025
Laurence S. Dutto, PhD

/s/ Ermina Karim	Director	March 18, 2025
Ermina Karim
/s/ Michele M. Gil	Director	March 18, 2025
Michele M. Gil

/s/ James C. Holly	Vice Chairman of the Board	March 18, 2025
James C. Holly

/s/ Kevin J. McPhaill	President, Chief Executive	March 18, 2025
Kevin J. McPhaill	Officer & Director
(Principal Executive Officer)

/s/ Lynda B. Scearcy	Director	March 18, 2025
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 18, 2025
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 18, 2025
Gordon T. Woods

/s/ Christopher G. Treece	Executive Vice President &	March 18, 2025
Christopher G. Treece	Chief Financial Officer
(Principal Financial Officer)

/s/ Cindy L. Dabney	Senior Vice President &	March 18, 2025
Cindy L. Dabney	Chief Accounting Officer
(Principal Accounting Officer)