Form 10-Q
period 2025-03-31
SIERRA BANCORP
filed 2025-05-02
CIK 1130144

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of April 30, 2025, the registrant had 13,818,770 shares of common stock outstanding, including 213,389 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)	(audited)
Cash and due from banks	$80,428	$79,616
Interest-bearing deposits in banks	79,283	21,048
Total cash & cash equivalents	159,711	100,664
Investment securities
Available-for-sale, net of zero allowance for credit losses	620,288	655,967
Held-to-maturity, net of allowance for credit losses of $15 and $15	302,123	305,514
Total investment securities	922,411	961,481
Loans:
Gross loans	2,306,762	2,331,341
Deferred loan (fees) and costs, net	(99)	93
Allowance for credit losses on loans	(27,050)	(24,830)
Net loans	2,279,613	2,306,604
Premises and equipment, net	15,338	15,431
Goodwill	27,357	27,357
Other intangible assets, net	456	618
Bank-owned life insurance	52,655	53,153
Other assets	148,642	148,963
Total assets	$3,606,183	$3,614,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,037,990	$1,007,208
Interest-bearing	1,811,894	1,884,460
Total deposits	2,849,884	2,891,668
Repurchase agreements	118,756	108,860
Other borrowings	80,000	80,000
Long-term debt	49,416	49,393
Subordinated debentures	35,883	35,838
Allowance for credit losses on unfunded loan commitments	820	710
Other liabilities	119,668	90,500
Total liabilities	3,254,427	3,256,969

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 13,818,770 and 14,223,046 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	106,277	108,965
Additional paid-in capital	4,429	4,509
Retained earnings	269,931	275,085
Accumulated other comprehensive loss, net	(28,881)	(31,257)
Total shareholders' equity	351,756	357,302
Total liabilities and shareholders' equity	$3,606,183	$3,614,271

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025, and 2024

(dollars in thousands, except per share data, unaudited)

	Three months ended March 31,
	2025	2024
Interest and dividend income
Loans, including fees	$30,149	$25,426
Taxable securities	9,138	13,303
Tax-exempt securities	1,576	1,989
Federal funds sold and other	590	243
Total interest income	41,453	40,961
Interest expense
Deposits	9,372	9,645
Federal funds purchased and repurchase agreements	71	286
Federal Home Loan Bank advances	816	1,127
Long-term debt	430	431
Subordinated debentures	652	755
Total interest expense	11,341	12,244
Net interest income	30,112	28,717
Credit loss expense - loans	1,961	97
Credit loss expense - unfunded commitments	110	30
Net interest income after credit loss expense	28,041	28,590
Noninterest income
Service charges and fees on deposit accounts	5,581	5,726
Net gain (loss) on sale of securities available-for-sale	122	(2,817)
Net (loss) gain on sale of fixed assets	(2)	3,799
(Decrease) increase in cash surrender value of life insurance	(265)	1,215
Other income	1,206	666
Total noninterest income	6,642	8,589
Noninterest expense
Salaries and employee benefits	13,003	13,197
Occupancy and equipment costs	2,978	3,025
Other	6,436	8,304
Total noninterest expense	22,417	24,526
Income before taxes	12,266	12,653
Provision for income taxes	3,165	3,323
Net income	$9,101	$9,330

PER SHARE DATA
Book value	$25.45	$23.56
Cash dividends	$0.25	$0.23
Earnings per share basic	$0.66	$0.64
Earnings per share diluted	$0.65	$0.64
Average shares outstanding, basic	13,820,008	14,508,468
Average shares outstanding, diluted	13,916,341	14,553,627

Total shareholders' equity (in thousands)	$351,756	$345,094
Shares outstanding	13,818,770	14,645,298
Dividends paid (in thousands)	$3,514	$3,396

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2025, and 2024

(dollars in thousands, unaudited)

	Three months ended March 31,
	2025	2024
Net income	$9,101	$9,330
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	3,495	2,943
Less: reclassification adjustment for (gains) losses included in net income (1)	(122)	2,817
Tax effect	(997)	(1,702)
Other comprehensive income, net of tax	2,376	4,058
Comprehensive income	$11,477	$13,388
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax expenses associated with the reclassification adjustment were $(36) thousand and $852 thousand for the three months ended March 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025, and 2024

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance, December 31, 2023	14,793,832	$110,446	$4,581	$259,050	$(35,980)	$338,097
Net income	—	—	—	9,330	—	9,330
Other comprehensive gain, net of tax	—	—	—	—	4,058	4,058
Restricted stock granted	36,114	—	—	—	—	—
Restricted shares withheld for taxes	(5,062)	(38)	—	(63)	—	(101)
Restricted stock forfeited / cancelled	(649)	—	—	—	—	—
Restricted stock vested in period	—	253	(253)	—	—	—
Stock based compensation - stock options	—	—	14	—	—	14
Stock based compensation - restricted stock	—	—	473	—	—	473
Stock repurchase	(178,937)	(1,334)	—	(2,015)	—	(3,349)
Excise tax on stock repurchase	—	(32)	—	—	—	(32)
Cash dividends - $0.23 per share	—	—	—	(3,396)	—	(3,396)
Balance, March 31, 2024	14,645,298	$109,295	$4,815	$262,906	$(31,922)	$345,094

Balance, December 31, 2024	14,223,046	$108,965	$4,509	$275,085	$(31,257)	$357,302
Net income	—	—	—	9,101	—	9,101
Other comprehensive gain, net of tax	—	—	—	—	2,376	2,376
Stock options exercised, net of shares surrendered for cashless exercises	19,407	581	(99)	—	—	482
Restricted stock granted	62,692	—	—	—	—	—
Restricted shares withheld for taxes	(9,605)	104	—	(209)	—	(105)
Restricted stock forfeited / cancelled	—	—	—	—	—	—
Restricted stock vested in period	—	483	(483)	—	—	—
Stock based compensation - stock options	—	—	3	—	—	3
Stock based compensation - restricted stock	—	—	499	—	—	499
Stock repurchase	(476,770)	(3,656)	—	(10,532)	—	(14,188)
Excise tax on stock repurchase	—	(200)	—	—	—	(200)
Cash dividends - $0.25 per share	—	—	—	(3,514)	—	(3,514)
Balance, March 31, 2025	13,818,770	$106,277	$4,429	$269,931	$(28,881)	$351,756

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND 2024

(dollars in thousands, unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$9,101	$9,330
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of securities	(122)	2,817
Loss (gain) on disposal of fixed assets	2	(3,799)
Stock based compensation expense	502	487
Provision for credit losses on loans	1,961	97
Provision for credit losses on unfunded commitments	110	30
Depreciation and amortization	521	534
Net (accretion) amortization on securities premiums and discounts	(58)	375
Net accretion of premiums/discounts for loans acquired	(134)	(55)
Decrease (increase) in cash surrender value of life insurance policies	265	(1,215)
Amortization of core deposit intangible	162	219
(Increase) decrease in interest receivable and other assets	(1,268)	1,220
Increase (decrease) in other liabilities	28,968	(3,863)
Deferred income tax benefit	(155)	(137)
Decrease in value of restricted bank equity securities	—	311
Amortization of debt issuance costs	23	22
Net amortization of variable interest entities	747	608
Net cash provided by operating activities	40,625	6,981
Cash flows from investing activities:
Maturities and calls of securities available for sale	5,000	33,713
Proceeds from sales of securities available for sale	—	233,187
Purchase of securities available for sale	(161,363)	—
Principal pay downs on securities available for sale	198,986	16,733
Loan payments and (originations), net	25,164	(67,096)
Purchases of premises and equipment	(385)	(369)
Proceeds from sale of premises and equipment	—	4,518
Purchase of bank-owned life insurance	(101)	(190)
Proceeds from BOLI death benefit	334	—
Net cash provided by investing activities	67,635	220,496
Cash flows from financing activities:
(Decrease) increase in deposits	(41,784)	85,781
Decrease in Fed funds purchased	—	(130,000)
Decrease in short-term Federal Home Loan Bank advances	—	(150,500)
Increase in customer repurchase agreements	9,896	14,730
Cash dividends paid	(3,514)	(3,396)
Repurchase of common stock, net	(14,293)	(3,450)
Stock options exercised	482	—
Net cash used in financing activities	(49,213)	(186,835)

Increase in cash and cash equivalents	59,047	40,642
Cash and cash equivalents
Beginning of period	100,664	78,602
End of period	$159,711	$119,244
Supplemental disclosure of cash flow information:
Interest paid	$15,212	$13,276

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”) and has been the Company’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of March 31,  2025, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977 and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. The Company’s growth in the ensuing years has largely been organic in nature but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch and maintains ATMs at all but one branch location as well as at seven non-branch locations. Moreover, the Bank has specialized lending units which focus on agricultural borrowers, commercial real estate, and mortgage warehouse lending. To support organic growth in the agricultural and commercial lending sectors the Bank opened a loan production office in Templeton, CA in April 2022. The Company had total assets of $3.6 billion at March 31, 2025. The Company’s deposit accounts, which totaled $2.8 billion at March 31, 2025, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through May 2, 2025, and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2024 have been reclassified to be consistent with the reporting for 2025, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”).

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

Note 3 – Current Accounting Developments

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 is effective for the Company for annual periods beginning after December 15, 2024, though early adoption is permitted. ASU 2023-09 is not expected to have a significant impact on the financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40).” ASU 2024-03 requires public business entities to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The effective date of Update 2024-03 was amended by ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. Public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. ASU 2024-03 is not expected to have a significant impact on our financial statements.

Note 4 – Share Based Compensation

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 161,593 shares granted under the 2017 Plan and options to purchase 58,600 shares that were granted under the 2007 Plan were still outstanding as of March 31, 2025, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of March 31, 2025 was 248,735. Any unexercised, unvested, or undistributed portion of any expired, cancelled, terminated, or forfeited awards under the Company’s 2017 Plan are added to the number of shares available to grant under the 2023 Plan. There were 48,658 unvested Restricted Stock Awards issued under the 2017 Plan and 147,246 unvested Restricted Stock Awards issued under the 2023 Equity Compensation Plan at March 31, 2025 and are included in shares outstanding. The potential dilutive impact of unexercised stock options and unvested restricted stock is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in the income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilized a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.5 million was reflected in the Company’s income statement during the first quarters of 2025 and 2024, as expense related to stock options and restricted stock awards.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures; provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 62,692 shares granted to employees of the Company during the first three months of 2025. As of March 31, 2025, there was $3.5 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 and 2023 plans. That cost is expected to be amortized over a weighted average period of 2.3 years.

The Company’s restricted stock award activity for the three months ended March 31, 2025, and 2024 is summarized below (unaudited):

	Three months ended March 31,
	2025		2024
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	173,970	$20.75	238,179	$20.30
Granted	62,692	30.94	36,114	19.10
Vested	(23,273)	20.77	(11,224)	22.57
Forfeited	—	—	(649)	23.10
Unvested shares, March 31,	213,389	$24.00	262,420	$20.00

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

The Company’s stock option activity during the three months ended March 31, 2025, and 2024 are summarized below (dollars in thousands, except per share data, unaudited):

	Three months ended March 31,
	2025				2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	239,600	$26.50		$580	343,449	$25.02		$447
Exercised	(19,407)	$24.84		$137	—	$—		$—
Forfeited/Expired	—	$—		$—	(11,000)	$27.43		$—
Outstanding at March 31,	220,193	$26.65	3.54	$285	332,449	$24.94	3.96	$264
Exercisable at March 31,	220,193	$26.65	3.54	$285	332,249	$24.87	3.90	$264
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the option holders had all option holders exercised their options on the last day of the period. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 13,820,008 weighted average shares outstanding during the first quarter of 2025 and 14,508,468 during the first quarter of 2024.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the first quarter of 2025, calculations under the treasury stock method resulted in the equivalent of 96,333 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while 32,739 shares were excluded from the calculation due to being underwater and thus anti-dilutive. For the first quarter of 2024 the equivalent of 45,159 shares were added in calculating diluted earnings per share, while 268,991 anti-dilutive shares were not factored into the computation.

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

Note 7 – Commitments and Contingent Liabilities

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. Those financial instruments currently consist of unused commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of risk in excess of the amount recognized in the consolidated balance sheet. The Company’s exposure to credit loss in the event of nonperformance by counterparties for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for originating loans included on the consolidated balance sheet. The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31, 2025	December 31, 2024
Commitments to extend credit	$749,184	$636,447
Standby letters of credit	$5,200	$5,046

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: mortgage warehouse lines, home equity lines of credit, commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit, unsecured personal lines of credit and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse lines which are in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $414.8 million at March 31, 2025, and $311.6 million at December 31, 2024.

The allowance for credit losses, (ACL) on unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents Management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. The ACL on unfunded loan commitments is located within liabilities on the consolidated balance sheet while any related provision expense is recorded as a provision for credit losses.

At March 31, 2025, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Note 8 – Fair Value Disclosures and Reporting and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require public business entities to disclose in their financial statement footnotes the estimated fair values of financial instruments. In addition to disclosure requirements, FASB’s standard on investments requires that debt securities that are classified as available-for-sale and any equity securities which have readily determinable fair values be measured and reported at fair value in the statement of financial position. Certain collateral dependent individually evaluated loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but the Company has not elected the fair value option for any of those financial instruments.

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

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	March 31, 2025
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$159,711	$159,711	$—	$—	$159,711
Investment securities available-for-sale	$620,288	$—	$551,778	$68,510	$620,288
Investment securities held-to-maturity	$302,123	$—	$287,900	$—	$287,900
Loans held for investment	$2,279,613	$—	$—	$2,149,363	$2,149,363

Financial liabilities:
Deposits	$2,849,884	$1,037,990	$1,810,673	$—	$2,848,663
Repurchase agreements	$118,756	$—	$98,091	$—	$98,091
Other borrowings	$80,000	$—	$79,161	$—	$79,161
Long-term debt	$49,416	$—	$46,703	$—	$46,703
Subordinated debentures	$35,883	$—	$35,283	$—	$35,283

	December 31, 2024
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$100,664	$100,664	$—	$—	$100,664
Securities available-for-sale	$655,967	$—	$600,314	$55,653	$655,967
Securities held-to-maturity	$305,514	$—	$291,028	$—	$291,028
Loans held for investment	$2,306,604	$—	$11,529	$2,161,917	$2,173,446

Financial liabilities:
Deposits	$2,891,668	$1,007,208	$1,904,840	$—	$2,912,048
Repurchase agreements	$108,860	$—	$91,585	$—	$91,585
Other borrowings	$80,000	$—	$79,054	$—	$79,054
Long-term debt	$49,393	$—	$46,713	$—	$46,713
Subordinated debentures	$35,838	$—	$35,299	$—	$35,299

For financial asset categories that were carried on the consolidated balance sheet at fair value as of March 31, 2025, and December 31, 2024, the Company used the following methods and significant assumptions:

●	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities. For securities where quoted prices or market prices of similar securities are not available, fair values are estimated using broker expertise and other market indicators (Level 3). For bonds that are hand priced, actual recent trades for the exact bond are used in determining the price, adjusted for changes in market conditions since the time of the observable trade. For bonds, where no recent observable trades have occurred, our brokers consider recent trades made for similar bonds, issued by banks with similar financial position or credit and adjusted for changes in conditions since the time of the observable trades.
●	Collateral dependent individually evaluated loans: Collateral dependent individually evaluated loans are measured based on the fair value of collateral when foreclosure is probable, or repayment is expected through the sale or operation of collateral and borrower is experiencing financial difficulty. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis and adjusted in accordance with the allowance for credit losses policy.

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2025, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$55,480	$—	$55,480	$—
Mortgage-backed securities	—	149,270	—	149,270	—
State and political subdivisions	—	40,134	—	40,134	—
Corporate bonds	—	—	68,510	68,510	—
Collateralized loan obligations	—	306,894	—	306,894	—
Total available-for-sale securities	$—	$551,778	$68,510	$620,288	$—

	Fair Value Measurements at December 31, 2024, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$50,153	$—	$50,153	$—
Mortgage-backed securities	—	93,503	—	93,503	—
State and political subdivisions	—	40,803	—	40,803	—
Corporate bonds	—	2,909	55,653	58,562	—
Collateralized loan obligations	—	412,946	—	412,946	—
Total available-for-sale securities	$—	$600,314	$55,653	$655,967	$—

The following tables present quantitative information about recurring level 3 fair value measurements at March 31, 2025 and December 31, 2024 (dollars in thousands):

				Range
March 31, 2025	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Corporate Bonds	$68,510	New issue pricing	Risk appetite	N/A	N/A	N/A
		Secondary market pricing	Market volatility
		Credit quality of issuer
		Credit spread

				Range
December 31, 2024	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Corporate Bonds	$55,653	New issue pricing	Risk appetite	N/A	N/A	N/A
		Secondary market pricing	Market volatility
		Credit quality of issuer
		Credit spread

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Corporate Bonds
	2025	2024
Balance of recurring Level 3 assets at January 1,	$55,653	$52,040
Total gains or losses for the period:
Included in other comprehensive income	1,685	2,619
Transfers into Level 3	2,909	—
Balance of recurring Level 3 assets at March 31,	$68,510	$54,659

Certain Corporate Bonds with a fair value of $2.9 million as of December 31, 2024 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for these securities.

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2025, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Other commercial	—	—	4,896	4,896
Total assets measured on a nonrecurring basis	$—	$—	$4,896	$4,896

	Fair Value Measurements at December 31, 2024, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Commercial real estate	—	11,529	—	11,529
Total assets measured on a nonrecurring basis	$—	$11,529	$—	$11,529

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

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at March 31, 2025 (dollars in thousands, unaudited):

				Range
	Fair	Valuation	Unobservable			Weighted
March 31, 2025	Value	Technique(s)	Input(s)	Min	Max	Average
Collateral-dependent individually evaluated loans, net of ACL
Inventory	$2,877	Sales comparison approach	Selling costs	12.50%	12.50%	12.50%
Receivables	1,268	Net realizable value	Expected recovery rates	39.27%	39.27%	39.27%
Real estate	751	Sales comparison approach	Selling costs	10.00%	10.00%	10.00%
			Adjust to comparables	0.00%	0.00%	0.00%
Total	$4,896

Note 9 – Investments

Investment Securities

Pursuant to FASB’s guidance on accounting for debt securities, available-for-sale securities are carried on the Company’s financial statements at their estimated fair market values, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income (loss) in shareholders’ equity. Held-to-maturity securities are carried on the Company’s financial statements at their amortized cost, net of the allowance for credit losses. Amortized cost is adjusted to the fair value of the security upon transfer to held-to-maturity.

Amortized Cost and Estimated Fair Value

(dollars in thousands, unaudited)

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$55,762	$7	$(289)	$—	$55,480
Mortgage-backed securities	150,347	947	(2,024)	—	149,270
State and political subdivisions	48,047	7	(7,920)	—	40,134
Corporate bonds	74,621	61	(6,172)	—	68,510
Collateralized loan obligations	306,700	426	(232)	—	306,894
Total available-for-sale securities	$635,477	$1,448	$(16,637)	$—	$620,288

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,715	$—	$(494)	$4,221	$—
Mortgage-backed securities	125,771	—	(9,871)	115,900	—
State and political subdivisions	171,652	80	(3,953)	167,779	(15)
Total held-to-maturity securities	$302,138	$80	$(14,318)	$287,900	$(15)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$50,761	$—	$(608)	$—	$50,153
Mortgage-backed securities	97,113	116	(3,726)	—	93,503
State and political subdivisions	48,119	7	(7,323)	—	40,803
Corporate bonds	66,308	—	(7,746)	—	58,562
Collateralized loan obligations	411,729	1,217	—	—	412,946
Total available-for-sale securities	$674,030	$1,340	$(19,403)	$—	$655,967

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,819	$—	$(592)	$4,227	$—
Mortgage-backed securities	128,974	—	(13,986)	114,988	—
State and political subdivisions	171,736	229	(152)	171,813	(15)
Total held-to-maturity securities	$305,529	$229	$(14,730)	$291,028	$(15)

An unrealized loss of $25.8 million and $26.3 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of March 31, 2025 and December 31, 2024, respectively, and is included in accumulated other comprehensive income (loss), net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income (loss) each increasing over time.

The Company elected the practical expedient available under the current expected credit losses (“CECL”) accounting standard to exclude accrued interest receivable from the amortized cost basis of all categorizations of investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable is included in other assets on the Company’s consolidated balance sheet and as of March 31, 2025, measured at $4.7 million and $1.6 million for available-for-sale securities and held-to-maturity securities, respectively. Accrued interest receivable as of December 31, 2024, on these same classes of investment securities measured at $7.5 million and $2.4 million, respectively. During the first three months of 2025 and 2024, no interest receivable on available-for-sale or held-to-maturity securities was reversed against interest income and the Company did not have any held-to-maturity debt securities past due.

A discounted cash-flow reserve calculation is performed on securities designated as held-to-maturity on a quarterly basis. As of March 31, 2025 and December 31, 2024, an allowance for credit losses of $15 thousand had been established on the Company’s held-to-maturity portfolio. Because of the implicit and explicit guarantees of the Federal Government on the Agency and Mortgage-Backed securities there is no expectation of future losses and no allowance for credit losses has been established for these securities.

The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by nationally recognized statistical rating organizations (“NRSRO”) credit rating:

Held-To-Maturity by Credit Rating

(dollars in thousands, unaudited)

	Held-To-Maturity
	March 31, 2025	December 31, 2024
State and political subdivisions
AAA/Aaa	$59,392	$59,408
AA/Aa	110,794	110,858
A/A2	531	533
Not rated	935	937
Total	$171,652	$171,736

For available-for-sale debt securities in an unrealized loss position for which management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available-sale-debt securities in an unrealized loss position, which do not meet the previously outlined criteria, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent to which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If Management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income (loss).

The following table summarizes available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position, including the number of available-for-sale debt securities in an unrealized loss position, as of the dates indicated below.

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		March 31, 2025
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	9	$—	$—	$(289)	$38,709	$(289)	$38,709
Mortgage-backed securities	51	(1,448)	57,376	(576)	7,863	(2,024)	65,239
State and political subdivisions	53	(86)	2,894	(7,834)	33,998	(7,920)	36,892
Corporate bonds	61	(265)	7,473	(5,907)	54,278	(6,172)	61,751
Collateralized loan obligations	12	(232)	94,907	—	—	(232)	94,907
Total available-for-sale	186	$(2,031)	$162,650	$(14,606)	$134,848	$(16,637)	$297,498

		December 31, 2024
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	11	$(608)	$48,155	$—	$—	$(608)	$48,155
Mortgage-backed securities	54	(2,952)	64,419	(774)	8,032	(3,726)	72,451
State and political subdivisions	52	(33)	3,087	(7,290)	34,612	(7,323)	37,699
Corporate bonds	52	(12)	1,359	(7,734)	55,653	(7,746)	57,012
Collateralized loan obligations	—	—	—	—	—	—	—
Total available-for-sale	169	$(3,605)	$117,020	$(15,798)	$98,297	$(19,403)	$215,317

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended March 31,
	2025	2024
Proceeds from sales, calls and maturities of securities available for sale	$5,000	$266,900
Gross gains on sales, calls and maturities of securities available for sale	122	54
Gross losses on sales, calls and maturities of securities available for sale	—	(2,871)
Net gain (loss) on sale of securities available for sale	$122	$(2,817)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2025, and December 31, 2024 (dollars in thousands), are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

	March 31, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$4,764	$4,821	$325	$323
Maturing after one year through five years	5,888	5,782	2,367	2,346
Maturing after five years through ten years	87,090	80,655	18,576	17,252
Maturing after ten years	80,688	72,866	155,099	152,079
Securities not due at a single maturity date:
Mortgage-backed securities	150,347	149,270	125,771	115,900
Collateralized loan obligations	306,700	306,894	—	—
Total	$635,477	$620,288	$302,138	$287,900

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$—	$—
Maturing after one year through five years	4,590	4,318	2,700	2,666
Maturing after five years through ten years	84,863	77,028	18,708	17,135
Maturing after ten years	75,735	68,172	155,147	156,239
Securities not due at a single maturity date:
Mortgage-backed securities	97,113	93,503	128,974	114,988
Collateralized loan obligations	411,729	412,946	—	—
Total	$674,030	$655,967	$305,529	$291,028

At March 31, 2025, the Company’s investment portfolio included 223 municipal bonds issued by 188 different government municipalities and agencies located within 28 different states, with an aggregate fair value of $207.9 million. The largest exposure to any single municipality or agency was a combined $5.5 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 68 subordinated debentures issued by bank-holding companies totaling $68.5 million (fair value).

At December 31, 2024, the Company’s investment portfolio included 223 municipal bonds issued by 188 different government municipalities and agencies located within 28 states, with an aggregate fair value of $212.6 million. The largest exposure to any single municipality or agency was a combined $5.1 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 56 subordinated debentures issued by bank-holding companies totaling $58.6 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for the Company’s largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	March 31, 2025		December 31, 2024
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$82,716	$77,479	$82,769	$79,472
California	51,158	47,610	51,222	48,131
Other (21 & 26 states, respectively)	61,451	59,533	60,422	60,169
Total general obligation bonds	195,325	184,622	194,413	187,772

Revenue bonds
State of issuance
Texas	5,434	5,108	5,434	5,261
California	3,578	3,491	3,576	3,440
Other (20 & 15 states, respectively)	15,362	14,692	16,432	16,143
Total revenue bonds	24,374	23,291	25,442	24,844
Total obligations of states and political subdivisions	$219,699	$207,913	$219,855	$212,616

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	March 31, 2025		December 31, 2024
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$9,188	$8,673	$9,194	$8,892
Lease	3,920	3,993	3,613	3,755
Sewer	2,557	2,656	3,923	4,141
Sales tax revenue	1,688	1,577	1,688	1,588
Local or GTD housing	1,027	824	—	—
Other (9 and 10 sources, respectively)	5,994	5,568	7,024	6,468
Total revenue bonds	$24,374	$23,291	$25,442	$24,844

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

The Company currently has investments in eight different LIHTC fund limited partnerships made in 2014, 2015, two in 2022, one in 2023, and three in 2024, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act. The Company utilized the cost method of accounting for LIHTC fund investments, under which were initially recorded on the consolidated balance sheet as an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement reflects tax credits and any other tax benefits from these investments “below the line” within income tax provision, while the initial book value of the investment is amortized on the proportional amortization method as a “below the line” expense, over the time period in which the tax credits and tax benefits are expected to be received.

As of March 31, 2025, the Company’s total LIHTC investment book balance was $24.7 million, which includes $18.3 million in remaining commitments for additional capital contributions, which is included in other liabilities on the consolidated balance sheet. There were approximately $0.7 million in tax credits derived from the Company’s LIHTC investments that were recognized during the three months ended March 31, 2025, and “below the line” amortization expense of $0.7 million associated with those investments was recorded for the same time period. LIHTC investments are evaluated annually for potential impairment, and the Company concluded that the carrying value of the investments is stated fairly and is not impaired.

As of December 31, 2024, the Company’s total LIHTC investment book balance was $25.4 million, which includes $20.5 million in remaining commitments for additional capital contributions. There were $1.8 million in tax credits derived from LIHTC investments that were recognized during the year ended December 31, 2024, and “below the line” amortization expense of $1.9 million associated with those investments was netted against pre-tax noninterest income for the same time period.

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

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans, and as a result did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on loans of $7.5 million and $6.1 million at March 31, 2025, and December 31, 2024, respectively is included in other assets on the Company’s consolidated balance sheet.

The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level. Unless specifically noted otherwise, the disclosures in this footnote are prepared on an amortized cost basis.

Loan Distribution
(dollars in thousands, unaudited)
	March 31, 2025	December 31, 2024
Real estate:
Residential real estate	$376,533	$381,438
Commercial real estate	1,382,928	1,360,374
Other construction/land	7,717	5,458
Farmland	73,061	77,388
Total real estate	1,840,239	1,824,658
Other commercial	180,390	177,013
Mortgage warehouse lines	283,231	326,400
Consumer loans	2,902	3,270
Subtotal	2,306,762	2,331,341
Net deferred loan (fees) and costs	(99)	93
Loans, amortized cost basis	2,306,663	2,331,434
Allowance for credit losses	(27,050)	(24,830)
Net Loans	$2,279,613	$2,306,604

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

Nonaccrual Loans
(dollars in thousands, unaudited)
	March 31, 2025
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$264	$—	$264	$—
Commercial real estate	5,876	—	5,876	—
Farmland	1,709	—	1,709	—
Total real estate	7,849	—	7,849	—
Other commercial	—	10,352	10,352	—
Total	$7,849	$10,352	$18,201	$—

	December 31, 2024
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$23	$—	$23	$—
Commercial real estate	—	—	—	—
Farmland	5,105	—	5,105	—
Total real estate	5,128	—	5,128	—
Other commercial	—	14,540	14,540	—
Consumer loans	—	—	—	—
Total	$5,128	$14,540	$19,668	$—

The Company did not recognize any interest on nonaccrual loans during the three months ended March 31, 2025, and would have recognized an additional $0.4 million in interest income on nonaccrual loans during the first quarter of 2025 had those loans not been designated as nonaccrual. Due to loans being placed on nonaccrual status, during the first quarter of 2025, $0.2 million of interest receivable on loans was reversed against interest income.

The following table presents the amortized cost basis of collateral-dependent loans by class as of March 31, 2025, and December 31, 2024:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	March 31, 2025		December 31, 2024
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$264	$—	$23	$—
Commercial real estate	5,876	—	—	—
Farmland	1,731	—	5,105	—
Total real estate	7,871	—	5,128	—
Other commercial	10,196	5,300	14,529	3,000
Total Loans	$18,067	$5,300	$19,657	$3,000

During the first three months of 2025 the amortized cost balance of collateral-dependent loans decreased by $1.6 million due primarily to principal payments received on an agricultural production loan, offset by a commercial real estate relationship secured by a hotel property which was placed on nonaccrual status. The weighted average loan-to-value ratio of collateral-dependent loans was 80.9% at March 31, 2025. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2025 and December 31, 2024.

Past Due Loans
(dollars in thousands, unaudited)
	March 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$232	$212	$31	$475	$377,117	$377,592
Commercial real estate	—	7,227	—	7,227	1,373,175	1,380,402
Other construction/land	—	—	—	—	7,633	7,633
Farmland	—	—	—	—	73,206	73,206
Total real estate	232	7,439	31	7,702	1,831,131	1,838,833
Other commercial	1,451	23	18	1,492	180,139	181,631
Mortgage warehouse lines	—	—	—	—	283,231	283,231
Consumer loans	22	—	—	22	2,946	2,968
Total Loans	$1,705	$7,462	$49	$9,216	$2,297,447	$2,306,663

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$879	$215	$—	$1,094	$381,413	$382,507
Commercial real estate	—	—	—	—	1,357,833	1,357,833
Other construction/land	—	—	—	—	5,472	5,472
Farmland	3,335	—	—	3,335	74,212	77,547
Total real estate	4,214	215	—	4,429	1,818,930	1,823,359
Other commercial	258	15	—	273	178,058	178,331
Mortgage warehouse lines	—	—	—	—	326,400	326,400
Consumer loans	4	—	—	4	3,340	3,344
Total Loans	$4,476	$230	$—	$4,706	$2,326,728	$2,331,434

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

The following tables present the amortized cost basis of loans at March 31, 2025 and 2024, that were both experiencing financial difficulty and modified during the three months ended March 31, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands, unaudited):

	March 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	$—	$—	$14	$—	0.01%
Total	$—	$—	$14	$—	—

	March 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Real estate:
Other construction/land	$—	$—	$240	$—	3.91%
Total real estate	—	—	240	—	0.01%
Other commercial	—	—	170	—	0.12%
Total	$—	$—	$410	$—	0.02%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2025 and 2024 (dollars in thousands, unaudited):

	March 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Other commercial	$—	—	0.33

	March 31, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Other construction/land	$—	—	3.00
Other commercial	$—	—	3.94

There were no payment defaults on loans previously modified in the preceding 12 months for either of the periods ending March 31, 2025, and 2024. For the purpose of this disclosure the Company defines a payment default as 90 days past due. The Company had $0.1 million in additional funds committed on loans which have been modified to borrowers experiencing financial difficulty as of March 31, 2025 and none as of March 31, 2024.

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

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$—	$—	$—	$94,607	$216,461	$51,115	$9,821	$3,949	$375,953
Special mention	—	—	—	—	—	735	15	132	882
Substandard	—	—	—	—	—	295	308	154	757
Subtotal	—	—	—	94,607	216,461	52,145	10,144	4,235	377,592
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	36,396	145,598	99,903	197,969	44,660	756,106	29,699	—	1,310,331
Special mention	—	—	139	16,531	—	29,485	—	—	46,155
Substandard	—	77	—	—	—	23,839	—	—	23,916
Subtotal	36,396	145,675	100,042	214,500	44,660	809,430	29,699	—	1,380,402
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other construction/land
Pass	—	2,856	—	—	—	4,777	—	—	7,633
Subtotal	—	2,856	—	—	—	4,777	—	—	7,633
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Farmland
Pass	683	13,362	5,318	9,006	11,020	12,544	8,821	647	61,401
Special mention	—	1,202	—	—	—	8,467	—	—	9,669
Substandard	—	—	1,731	—	—	405	—	—	2,136
Subtotal	683	14,564	7,049	9,006	11,020	21,416	8,821	647	73,206
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other commercial
Pass	1,953	6,746	17,059	4,175	788	15,799	119,678	1,792	167,990
Special mention	—	43	51	17	—	173	7	3,072	3,363
Substandard	—	14	16	—	2	28	23	10,195	10,278
Subtotal	1,953	6,803	17,126	4,192	790	16,000	119,708	15,059	181,631
Current period gross charge-offs	37	—	—	—	4	—	15	—	56

Mortgage warehouse lines
Pass	—	—	—	—	—	—	283,231	—	283,231
Subtotal	—	—	—	—	—	—	283,231	—	283,231
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer loans
Pass	621	69	335	89	39	182	1,582	—	2,917
Special mention	—	—	10	—	—	8	15	—	33
Substandard	2	—	15	—	—	—	1	—	18
Subtotal	623	69	360	89	39	190	1,598	—	2,968
Current period gross charge-offs	308	4	—	1	—	—	17	—	330

Total	$39,692	$169,967	$124,577	$322,394	$272,974	$903,958	$453,216	$19,941	$2,306,663

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

		December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$—	$—	$96,007	$216,294	$6,993	$45,300	$11,125	$3,437	$379,156
Special mention	—	1	—	1,418	—	1,666	—	23	3,108
Substandard	—	—	—	—	—	68	18	157	243
Subtotal	—	1	96,007	217,712	6,993	47,034	11,143	3,617	382,507
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	146,143	100,067	215,580	44,937	418,673	352,638	27,278	—	1,305,316
Special mention	—	141	—	—	24,206	2,815	1,350	—	28,512
Substandard	77	—	—	—	14,143	9,785	—	—	24,005
Subtotal	146,220	100,208	215,580	44,937	457,022	365,238	28,628	—	1,357,833
Current period gross charge-offs	—	—	—	—	2,438	—	—	—	2,438

Other construction/land
Pass	218	350	—	—	3,418	1,486	—	—	5,472
Subtotal	218	350	—	—	3,418	1,486	—	—	5,472
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Farmland
Pass	12,533	5,345	9,092	11,076	1,875	12,810	8,885	659	62,275
Special mention	1,203	1,770	—	—	819	7,715	—	—	11,507
Substandard	—	—	—	—	—	3,765	—	—	3,765
Subtotal	13,736	7,115	9,092	11,076	2,694	24,290	8,885	659	77,547
Current period gross charge-offs	—	—	—	—	—	410	—	—	410

Other commercial
Pass	7,058	17,449	4,627	901	6,064	10,623	111,840	1,723	160,285
Special mention	14	—	19	—	185	4	111	17,656	17,989
Substandard	15	—	—	—	—	31	11	—	57
Subtotal	7,087	17,449	4,646	901	6,249	10,658	111,962	19,379	178,331
Current period gross charge-offs	256	—	—	38	—	—	235	—	529

Mortgage warehouse lines
Pass	—	—	—	—	—	—	326,400	—	326,400
Subtotal	—	—	—	—	—	—	326,400	—	326,400
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer loans
Pass	834	407	111	45	52	159	1,718	—	3,326
Special mention	—	10	1	—	—	—	2	—	13
Substandard	4	—	—	—	—	—	1	—	5
Subtotal	838	417	112	45	52	159	1,721	—	3,344
Current period gross charge-offs	1,377	31	7	3	—	3	62	—	1,483

Total	$168,099	$125,540	$325,437	$274,671	$476,428	$448,865	$488,739	$23,655	$2,331,434

Purchased credit deteriorated (“PCD”) loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. As of March 31, 2025, the Company had no loans categorized as PCD.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed periodically, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code multiple factor regression models utilized as of March 31, 2025, for Residential Real Estate loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and House Price Index (HPI). The call code multiple factor regression models utilized as of March 31, 2025, for Commercial Real Estate and Other Construction loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and Gross Domestic Product (GDP). Management selected the National Unemployment Rate, HPI, and GDP as the drivers of quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (“FOMC”) forecast and given the widespread familiarity of stakeholders with these economic metrics.

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

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of March 31, 2025 and 2024, the only loans that Management considered to have different risk characteristics from other loans sharing the same Federal Call Report code were loans designated nonaccrual.

The following tables present the activity in the allowance for credit losses by portfolio segment for the quarters ended March 31, 2025, and 2024:

Allowance for Credit Losses

(dollars in thousands, unaudited)

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2024	$1,808	$17,143	$3,827	$1,282	$398	$372	$24,830
Charge-offs	—	—	—	(57)	—	(329)	(386)
Recoveries	—	—	410	14	—	221	645
(Benefit) provision for credit losses	(62)	144	1,795	267	(59)	(124)	1,961
Ending allowance balance:	$1,746	$17,287	$6,032	$1,506	$339	$140	$27,050

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2023	$2,727	$18,554	$586	$1,148	$174	$311	$23,500
Charge-offs	—	(20)	(410)	(287)	—	(411)	(1,128)
Recoveries	—	—	—	440	—	231	671
(Benefit) provision for credit losses	(184)	117	379	(456)	131	110	97
Ending allowance balance:	$2,543	$18,651	$555	$845	$305	$241	$23,140

Note 11 – Goodwill

The balance of goodwill at the three months beginning and ended March 31, 2025 and 2024 was $27.4 million. There was no acquired goodwill for the three months ended March 31, 2025 and 2024.

The Company performs its annual goodwill impairment tests annually, or more often if events or circumstances indicate the carrying value may not be recoverable. The annual assessment date was changed to October 1 in 2023 to allow more time for evaluation of impairment.

The Company performed its annual Step 1 goodwill impairment assessment as of October 1, 2024, using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level, exceeded the carrying value. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2025 and has concluded no such events have occurred. Therefore, goodwill was not impaired as of March 31, 2025, and there were no impairment charges related to the Company’s goodwill recorded during the three months ended March 31, 2025 and 2024.

Note 12 – Borrowings and Other Arrangements

Repurchase Agreements – Repurchase agreements represent “sweep accounts,” where commercial deposit balances above a specified threshold are transferred at the close of each business day into separate non-deposit accounts. The balances of the non-deposit accounts are used by customers to purchase government bonds from the Company daily, subject to an agreement from the Company to repurchase such securities the next business day. Repurchase agreements totaled $118.8 million at March 31, 2025, relative to a balance of $108.9 million at December 31, 2024.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term Secured Overnight Financing Rate (“SOFR”) until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, was $49.4 million at March 31, 2025, and $49.4 million at December 31, 2024.

Subordinated Debentures - Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the SOFR, effective June 30, 2023. At March 31, 2025, and December 31, 2024, the Company’s trust preferred securities totaled $35.9 million and $35.8 million, respectively.

The following table summarizes the Company’s other borrowings as of March 31, 2025, and December 31, 2024:

	March 31, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Fed funds purchased	$—	4.43%	$—	6.56%
Short-term FHLB advance	—	4.51%	—	5.46%
Long-term FHLB advance	80,000	3.91%	80,000	3.91%
Total other borrowings	$80,000	3.94%	$80,000	3.97%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased – The Company had lines of credit with its correspondent banks which, in the aggregate, amounted to $479.8 million unsecured and $25.0 million secured at March 31, 2025 and December 31, 2024, at fixed interest rates which vary with market conditions. There were no outstanding overnight balances under these lines of credit at March 31, 2025 and December 31, 2024.

Secured FHLB Borrowings – At March 31, 2025, and December 31, 2024, the Company had secured available lines of credit with the FHLB totaling $633.4 million and $629.1 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Reserve Line of Credit – The Company has an available line of credit with the Federal Reserve Bank (“FRB”) of San Francisco secured by certain loans and investments. At March 31, 2025, and December 31, 2024, the Company had borrowing capacity under this line totaling $258.1 million and $298.3 million, respectively. The Company had no outstanding borrowings on this line of credit as of March 31, 2025, and December 31, 2024.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income.  Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at March 31, 2025, March 31, 2024, and December 31, 2024. The following table presents the Company’s sources of noninterest income. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	For the three months ended March 31,
	2025	2024
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,245	$1,324
Other service charges on deposits	2,383	2,454
Debit card interchange income	1,953	1,948
Dividends on equity investments(1)	375	375
Unrealized losses recognized on equity investments(1)	—	(311)
Net gain (loss) on sale of securities(1)	122	(2,817)
Other(1)	564	5,616
Total noninterest income	$6,642	$8,589
Percentage of noninterest income not within scope of ASC 606.	15.97%	33.33%
(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

With regard to noninterest income associated with customer contracts, the Company has determined that transaction prices are fixed, and performance obligations are satisfied as services are rendered, thus there is little or no judgment involved in the timing of revenue recognition under contracts that are within the scope of ASC 606.

Note 14 – Subsequent Events

Full Payment of Nonaccrual Loan

Subsequent to March 31, 2025, the Company received full payment on a nonaccrual loan secured by commercial real estate with a carrying amount of $5.9 million. The receipt of payment in full totaling $6.5 million, included all principal, interest, and fees due.

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

These statements are based on Management’s current expectations regarding economic, legislative, regulatory, and other environmental issues that may affect earnings in future periods. Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements.

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	risks associated with fluctuations in interest rates, including the impact on other comprehensive income, the ability for customers to repay on floating or adjustable rates loans, and the impact on costs and demand of deposits and funding, the impact on interest income on earning assets, the impact on valuations of collateral on loans, and the impact on fair value of longer-term assets;
●	risks associated with inflation (including efforts by the FOMC of the FRB to control the same);
●	the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions or changes to economic policies, including tariffs;
●	liquidity risks, including the ability to effectively manage the potential loss of deposits, the ability to maintain funding lines of credit, and the loss of value of unencumbered investment securities;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	the impact of adverse developments at other banks, including bank failures, which impact general sentiment regarding the stability and liquidity of banks;
●	risks associated with the multitude of or changes to current and prospective banking laws and regulations, and related interpretations, to which the Company is and will be subject;
●	operational risks including the ability to detect and prevent financial reporting errors, operations errors, and fraud;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;

●	the Company’s ability to successfully deploy new technology and manage cyber security risks;
●	the risk to the Company’s operations and ability to serve customers due to the inability of a vendor to meet its service level agreements;
●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the effects of severe weather events, pandemics, other public health crises, acts of war or terrorism, and other external events; and
●	the success of acquisitions or branch expansions, closures or consolidations.

Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2024, and in Item 1A, herein. The Company does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

CRITICAL ACCOUNTING POLICIES AND ACCOUNTING ESTIMATES

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments which have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas:

●	the establishment of the allowance for credit losses, as explained in detail in Note 10 to the consolidated financial statements and in the “Provision for Credit Losses” and “Allowance for Credit Losses” sections of this discussion and analysis;
●	the valuation of individually evaluated loans, as discussed in Notes 8 and 10 to the consolidated financial statements;

Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate its most recent expectations regarding those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2025 Compared to First Quarter 2024

First quarter 2025 net income was $9.1 million, and $0.65 per diluted share as compared to $9.3 million, and $0.64 per diluted share in the first quarter of 2024. The Company’s annualized return on average equity was 10.44% and annualized return on average assets was 1.02% for the quarter ended March 31, 2025, compared to 11.09% and 1.06%, respectively, for the same quarter in 2024. The primary drivers behind the variance in first quarter net income are as follows:

●	Net income for the first quarter of 2025 decreased $0.2 million, or 2%, to $9.1 million. There was a favorable increase in net interest income for $1.4 million and a $2.1 million reduction in noninterest expense, which were offset by an increase in the provision for credit losses of $1.9 million as well as reduction of noninterest income of $1.9 million.

●	The $1.4 million increase in net interest income for the quarter was driven by a 12 basis point increase in the net interest margin due to lower cost of deposits and borrowings and an increase in yield on loans, partially offset by lower yields on investments.

●	Noninterest income for the first quarter of 2025 as compared to the same period in 2024 decreased $1.9 million or 23%. In the first quarter of 2024 we had a loss on the sale of bonds from a balance sheet restructure for $3.0 million offset by a gain on the sale/leaseback of two bank owned branch buildings for $3.8 million, with no like transaction in the first quarter of 2025. We experienced an unfavorable variance of $1.5 million in bank owned life insurance (BOLI), but had increases in other noninterest income, primarily life insurance proceeds, and dividends for $0.5 million.

●	Noninterest expense decreased $2.1 million, or 9%, compared to the first quarter of 2024. The primary driver of lower expense in the first quarter of 2025 as compared to the same period in 2024 is deferred directors’ fees as part of the Company’s deferred compensation plan. The lower deferred compensation expense was offset by lower bank-owned life insurance income, mostly due to fluctuations in underlying values of assets in the separate account BOLI policies that are designed to have similar assets to those in the deferred compensation plans.

FINANCIAL CONDITION SUMMARY

March 31, 2025 Relative to December 31, 2024

The Company’s assets totaled $3.6 billion at March 31, 2025, a decrease of $8.1 million, or 0.2% from December 31, 2024. The following provides a summary of key balance sheet changes during the first three months of 2025:

●	Investment securities decreased $39.1 million, or 4.0%, to $922.4 million primarily due to paydowns in the portfolio, which were partially used to offset brokered deposit maturities.

●	Gross loans decreased $24.6 million, due to a $43.2 million decrease in mortgage warehouse line utilization, due to seasonality and two large line paydowns shortly before quarter-end, partially offset by a favorable increase in organic loan growth of $18.6 million, mostly commercial real estate. During the final week of the quarter, two mortgage warehouse customers paid down their lines by $41.3 million as part of normal operations.

●	Deposits decreased by $41.8 million, or 1%. The decline in deposits came from an $85.0 million, planned decrease in brokered deposits, while overall customer deposits increased $43.2 million.

●	Other interest-bearing liabilities increased $9.9 million, from an increase in repurchase agreements.

Total capital of $351.8 million at March 31, 2025, reflects a decrease of $5.5 million, or 2%, compared to December 31, 2024. The decrease in equity during the first quarter of 2025 is due to net income of $9.1 million, offset by a $3.5 million dividend paid to shareholders, $14.2 million in share repurchases, and a $2.4 million favorable swing in other comprehensive income due principally to positive changes in investment securities’ fair value. The remaining difference is related to equity compensation recognized during the quarter.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $30.1 million for the first quarter of 2025, a decrease of $0.2 million, or 1%, as compared to the fourth quarter of 2024, and an increase of $1.4 million, or 5%, as compared to the first quarter of 2024. Although interest expense improved by $1.4 million due to a 14 basis points favorable cost of funds, interest income declined by $1.6 million, due to a decline in both volume and interest rates on investments and a slight decline in loan interest income, mostly from the decrease in line utilization of mortgage warehouse lines discussed in the “Balance Sheet Analysis – Earning Assets – Loan Portfolio” section below.

The $1.4 million increase in interest income for the first quarter of 2025, as compared to the same quarter in 2024, is due primarily to a $232.2 million increase in average loan balances, as well as a 37 basis point increase in yield. This was complemented by a $0.9 million decrease in interest expense due to the movement of deposits from higher cost time deposits, including wholesale brokered deposits to lower or no cost transaction accounts. Interest bearing deposit costs decreased 9 basis points in the first quarter of 2025 as compared to the same quarter in 2024, along with a 47 basis points decrease in the cost of borrowed funds. Additionally average borrowed funds were $35.0 million lower in the first quarter of 2025 as compared to the same quarter in 2024.

Interest expense was $11.3 million for the first quarter of 2025, a decrease of $0.9 million, relative to the first quarter of 2024. The favorable change in the quarterly comparison was primarily due to a decrease in rates paid on customer variable rate Certificates of Deposit. The positive interest rate variance on Certificates of Deposit were complemented by a decrease in volume and rate on borrowed funds. Borrowed funds decreased $35.0 million, and lower cost or no cost deposits increased $62.4 million.

The Company had $1.3 billion in adjustable and variable rate loans and $339.9 million in floating rate bonds, as compared to $251.5 million in floating rate CDs and $35.9 million in floating rate trust preferred securities at March 31, 2025. The adjustable-rate loans have repricing frequencies ranging from 30-days to 10-years. Of the $1.3 billion in adjustable and variable rate loans, $696.1 million of such adjustable and variable rate loans reprice or mature in the next twelve months. In addition, there are $618.3 million of fixed-term deposits that reprice or mature within twelve months. Based on current rates, of the $696.1 million in adjustable and variable rate loans that reprice or mature over the next twelve months, $303.5 million, or 44%, have a current pricing index rate that is higher than the current index, while $24.8 million, or 4%, have lower pricing index rates as compared to the current index. The remaining balance of $367.8 million are priced at the current index rate or are expected to mature.

The Company’s  net interest margin was 3.74% for the first quarter of 2025, as compared to 3.62% for the quarter ending March 31, 2024. While the change in  yield on interest earning assets was negligible,  there was a 16 basis point positive variance on interest bearing liabilities.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	March 31, 2025			March 31, 2024
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$54,641	$590	4.38%	$16,996	$243	5.75%
Taxable	735,197	9,138	5.04%	893,171	13,303	5.99%
Non-taxable	197,558	1,576	4.10%	244,997	1,989	4.13%
Total investments	987,396	11,304	4.81%	1,155,164	15,535	5.59%

Loans:(3)
Real estate	1,824,428	21,988	4.89%	1,806,185	20,190	4.50%
Agricultural	76,316	1,030	5.47%	61,419	1,138	7.45%
Commercial	103,152	1,515	5.96%	79,208	1,183	6.01%
Consumer	3,286	69	8.52%	3,962	80	8.12%
Mortgage warehouse lines	313,251	5,529	7.16%	137,421	2,821	8.26%
Other	2,361	18	3.09%	2,333	14	2.41%
Total loans	2,322,794	30,149	5.26%	2,090,528	25,426	4.89%
Total interest-earning assets (4)	3,310,190	41,453	5.13%	3,245,692	40,961	5.14%
Other earning assets	17,062			17,345
Non-earning assets	273,926			270,786
Total assets	$3,601,178			$3,533,823

Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$207,774	$1,292	2.52%	$137,961	$699	2.04%
NOW	378,338	119	0.13%	398,639	84	0.08%
Savings accounts	352,645	90	0.10%	376,335	73	0.08%
Money market	145,092	571	1.60%	137,687	410	1.20%
Time deposits	531,299	4,412	3.37%	561,941	6,190	4.43%
Brokered deposits	244,561	2,888	4.79%	205,092	2,189	4.29%
Total interest-bearing deposits	1,859,709	9,372	2.04%	1,817,655	9,645	2.13%
Borrowed funds:
Federal funds purchased	183	2	4.43%	14,928	245	6.60%
Repurchase agreements	112,361	69	0.25%	112,385	41	0.15%
Short term borrowings	4,043	45	4.51%	24,547	350	5.73%
Long term FHLB advances	80,000	771	3.91%	80,000	777	3.91%
Long-term debt	49,402	430	3.53%	49,312	431	3.52%
Subordinated debentures	35,855	652	7.37%	35,677	755	8.51%
Total borrowed funds	281,844	1,969	2.83%	316,849	2,599	3.30%
Total interest-bearing liabilities	2,141,553	11,341	2.15%	2,134,504	12,244	2.31%
Demand deposits - noninterest-bearing	1,003,322			990,377
Other liabilities	102,806			70,534
Shareholders' equity	353,497			338,408
Total liabilities and shareholders' equity	$3,601,178			$3,533,823
Interest income/interest-earning assets			5.13%			5.14%
Interest expense/interest-earning assets			1.39%			1.52%
Net interest income and margin(5)		$30,112	3.74%		$28,717	3.62%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan (costs) fees and loan acquisition FMV amortization were $(0.3) million and $(0.3) million for the quarters ended March 31, 2025 and 2024, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended March 31,
	2025 over 2024
	Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$538	$(59)	$(132)	$347
Taxable	(2,353)	(2,201)	389	(4,165)
Non-taxable	(95)	(35)	(283)	(413)
Total investments (1)	(1,910)	(2,295)	(26)	(4,231)
Loans:
Real estate	204	1,578	16	1,798
Agricultural	276	(309)	(75)	(108)
Commercial	358	(20)	(6)	332
Consumer	(13)	3	(1)	(11)
Mortgage warehouse	3,609	(395)	(506)	2,708
Other	—	4	—	4
Total loans (1)	4,434	861	(572)	4,723
Total interest-earning assets (1)	$2,524	$(1,434)	$(598)	$492
Liabilities
Interest-bearing deposits:
Demand deposits	$354	159	80	$593
NOW	(4)	41	(2)	35
Savings accounts	(5)	23	(1)	17
Money market	22	132	7	161
Time deposits	(338)	(1,523)	83	(1,778)
Brokered deposits	421	233	45	699
Total interest-bearing deposits (1)	450	(935)	212	(273)
Borrowed funds:
Federal funds purchased	(242)	(82)	81	(243)
Repurchase agreements	—	28	—	28
Short term borrowings	(292)	(77)	64	(305)
Long-term FHLB Advances	—	(6)	—	(6)
Long term debt	1	(2)	—	(1)
Subordinated debentures	4	(106)	(1)	(103)
Total borrowed funds (1)	(529)	(245)	144	(630)
Total interest-bearing liabilities (1)	(79)	(1,180)	356	(903)
Net interest income (1)	$2,603	$(254)	$(954)	$1,395
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the first quarter of 2025 relative to the first quarter of 2024 was a favorable $2.6 million; this is primarily from a favorable loan volume variance of $4.4 million augmented by a favorable reduction in other borrowed funds. There was an unfavorable rate variance of $0.3 million from the comparative quarter primarily driven from an unfavorable rate variance on investment securities, partially offset by favorable rate variances in loans and interest bearing liabilities. There was an unfavorable mix variance of $1.0 million primarily from an increase in mortgage warehouse originations at lower interest rates.  The Company’s net interest margin for the first quarter of 2025 was 3.74%, as compared to 3.62% for the first quarter of 2024.

Average interest earning cash balances for the quarterly comparisons have increased and have a positive impact on the net interest margin since cash balances have been earning approximately 4.4%. Average cash and due from banks was $54.6 million, an increase of $37.6 million for the first quarter of 2025 as compared to the same period last year.

Overall average investment securities decreased by $205.4 million for the first quarter of 2025, as compared to the same period in 2024, as paydowns and maturities, exceeded purchases, with the excess used to partially offset brokered deposit maturities. The overall investment portfolio had a tax-equivalent yield of 4.52% at March 31, 2025, with an average life of 5.88 years and average effective duration of 2.1 years for available-for-sale securities. Approximately $266.7 million of the investment securities reprice every 90 days and $74.6 million are subordinated debt with an initial fixed rate period of 5 years and floating thereafter.

Variances in interest expense were the result of changes discussed under the “Net Interest Income and Net Interest Margin” heading.

PROVISION FOR CREDIT LOSSES ON LOANS

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded a provision for credit losses of $2.0 million in the first quarter of 2025, as compared to $0.1 million in the first quarter of 2024. The increased provision for credit losses in the first quarter of 2025 over the first quarter of 2024, was primarily due to an increased specific reserve on an individually evaluated loan related to a single loan relationship of a wine grape grower. The allowance for credit losses on loans is at a level that, in Management’s judgment, is adequate to absorb probable credit losses on loans related to individually identified loans as well as probable credit losses in the remaining loan portfolio.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended March 31,
Noninterest income:	2025	2024
Service charges and fees on deposit accounts	$5,581	$5,726
Net gain (loss) on sale of securities available-for-sale	122	(2,817)
(Loss) gain on sale of fixed assets	(2)	3,799
Bank-owned life insurance	(265)	1,215
Other	1,206	666
Total noninterest income	$6,642	$8,589
As a % of average interest-earning assets (1)	0.81%	1.06%

Noninterest expense:
Salaries and employee benefits	$13,003	$13,197
Occupancy and equipment costs	2,978	3,025
Advertising and marketing costs	348	343
Data processing costs	1,498	1,509
Deposit services costs	1,991	2,133
Loan services costs
Loan processing	138	151
Foreclosed assets	4	—
Other operating costs	928	926
Professional services costs
Legal & accounting services	651	715
Director's costs	(134)	1,254
Other professional service	706	809
Stationery & supply costs	101	148
Sundry & tellers	205	316
Total noninterest expense	$22,417	$24,526
As a % of average interest-earning assets (1)	2.75%	3.06%
(1)	Annualized

Noninterest Income:

Noninterest income decreased by $1.9 million, or 23%, in the first quarter of 2025 as compared to the same quarter in 2024. The decrease in the first quarter 2025, is due mostly to a $1.5 million unfavorable change in bank owned life insurance associated with deferred compensation plans (as described further below) as well as $0.9 million in year-over-year differences due to the first quarter of 2024 strategic balance sheet restructure, which included a bond sale and sale leaseback of branch properties. Partially offsetting these unfavorable variances were $0.3 million in additional life insurance death benefits.

Within noninterest income and noninterest expense are mostly offsetting amounts related to bank owned life insurance and non-qualified deferred compensation. This created a year-over-year unfavorable variance of $1.5 million within noninterest income and a favorable year-over-year $1.5 million variance for noninterest expense. The Company maintains a non-qualified deferred compensation plan for officers and directors, which allows the participant to defer a portion of their earnings tax-free. Participants are allowed to choose different hypothetical investment alternatives to determine their individualized return on their deferred compensation. The Company has chosen to offset the cost of this liability with BOLI which is funded based on deferral elections from the participants. Although the BOLI is not directly tied to the deferred compensation plan, the BOLI is invested in similar fund types as those selected by the participants. There is some inefficiency in net earnings of the BOLI asset as compared to the deferred compensation liability created by the cost of insurance, differences in balances, and differences in individual fund performance. During the first quarter of 2025, reversal of earnings from the BOLI was $0.3 million,  while reversal of expense from the related deferred compensation liability was $0.4 million. Most of such expense is reported as professional fees under directors’ fees as such expense is related to deferral of past directors’ fees. Specifically, $0.4 million for the quarterly comparison is reflected as a reversal of directors’ fees as part of the overall professional fees expense line item.

Service charges and fees on customer deposit accounts declined by $0.1 million, or 3%, to $5.6 million in the first quarter of 2025 as compared to the first quarter of 2024. Lower returned check charges was the primary driver of the unfavorable variance.

In the “other” category of noninterest income there was a $0.5 million increase in the first quarter of 2025 as compared to the first quarter of 2024. Life insurance proceeds and a 2024 first quarter loss on the valuation of equity securities account accounted for most of the favorable variance.

Noninterest Expense:

Total noninterest expense decreased $2.1 million, or 9%, compared to the first quarter of 2024. The primary driver of the positive variance as compared to the same period of 2024 is $1.5 million favorable change of deferred directors’ fees and officers’ deferred compensation expense as part of the Company’s deferred compensation plan as described above.

Salaries and benefits were $0.2 million lower than the first quarter of 2024. The decrease in the year-over-year quarterly comparison is due to several factors, including severance payments in the first quarter of 2024, with no like payments in the first quarter of 2025, and a decrease in deferred compensation expense. Overall full-time equivalent employees were 489 at March 31, 2025, as compared to 492 at March 31, 2024.

Occupancy expense was mostly unchanged for the first quarter of 2025 as compared to the same quarter last year.

Other noninterest expense decreased $1.9 million over the first quarter of 2024. The primary reason for the positive variance was decreased directors deferred compensation expense which is linked to the fluctuation in BOLI income. Additionally, debit card processing costs and debit card losses were $0.4 million lower in the year-over-year quarterly comparison because of the Company’s conversion from Mastercard to VISA.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 25.8% of pre-tax income in the first quarter of 2025, relative to 26.3% in the first quarter of 2024. The variance in the effective tax rate, is due to fluctuations in tax credits and related amortization, as well as tax-exempt income as a percentage of total taxable income.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $922.4 million, or 26% of total assets at March 31, 2025, and $1.0 billion, or 27% of total assets at December 31, 2024. The decrease was due to maturities and paydowns, partially used to offset brokered deposit maturities.

The Company carries “available-for-sale” investments at their fair market values and “held-to-maturity” investments at amortized cost, net of allowance for credit losses. The Company currently has the intent and ability to hold investment securities to maturity, but the securities are all marketable. The expected effective duration was 2.1 years for available-for-sale investments and 6.2 years for held-to-maturity investments at March 31, 2025, as compared to 1.5 years for available-for-sale investments and 6.0 years for held-to-maturity investments at December 31, 2024.

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2025		December 31, 2024
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$55,480	6.01%	$50,153	5.22%
Mortgage-backed securities	149,270	16.19%	93,503	9.72%
State and political subdivisions	40,134	4.35%	40,803	4.24%
Corporate bonds	68,510	7.43%	58,562	6.09%
Collateralized loan obligations	306,894	33.27%	412,946	42.95%
Total available for sale	620,288	67.25%	655,967	68.22%
Held to maturity
U.S. government agencies	4,715	0.51%	4,819	0.50%
Mortgage-backed securities	125,771	13.63%	128,974	13.41%
State and political subdivisions	171,637	18.61%	171,721	17.87%
Total held to maturity	302,123	32.75%	305,514	31.78%
Total securities	$922,411	100.00%	$961,481	100.00%

Investment securities that were pledged as collateral for borrowings and/or potential borrowings from the FHLB and the FRB, customer repurchase agreements, and other purposes as required or permitted by law totaled $353.0 million at March 31, 2025, and $403.4 million at December 31, 2024, leaving $569.4 million in unpledged debt securities at March 31, 2025, and $558.1 million at December 31, 2024. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $181.0 million at March 31, 2025, and $242.2 million at December 31, 2024.

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both March 31, 2025 and December 31, 2024 that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for Management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of March 31, 2025 and December 31, 2024, was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	US Government Agencies are supported by the full faith and creditworthiness of the U.S. Federal Government and management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either March 31, 2025, or December 31, 2024.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either March 31, 2025, or December 31, 2024.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio. On a quarterly basis management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both March 31, 2025 and December 31, 2024 management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly; these metrics include credit quality, reserve adequacy, profitability and capital. Following review of the financial metrics available for each of the underlying institutions as of March 31, 2025 or December 31, 2024 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both March 31, 2025 or December 31, 2024 management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads due to changes in supply or demand, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

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

Loan Distribution

(dollars in thousands, unaudited)

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Real estate:
Residential real estate	$377,592	16.37%	$382,507	16.41%
Commercial real estate	1,380,402	59.85%	1,357,833	58.25%
Other construction/land	7,633	0.33%	5,472	0.23%
Farmland	73,206	3.17%	77,547	3.33%
Total real estate	1,838,833	79.72%	1,823,359	78.22%
Other commercial	181,631	7.87%	178,331	7.64%
Mortgage warehouse lines	283,231	12.28%	326,400	14.00%
Consumer loans	2,968	0.13%	3,344	0.14%
Total loans	$2,306,663	100.00%	$2,331,434	100.00%

Gross loan balances at $2.3 billion, decreased $24.6 million, or 1%, during the first quarter of 2025. Organic loan growth contributed to a $22.5 million increase in commercial real estate loans, a $2.3 million increase in other construction loans and a $3.4 million increase in commercial loans. Consumer loans had a modest decline, while residential real estate loans decreased $4.9 million, and farmland loans decreased $4.3 million. Mortgage warehouse line utilization decreased $43.2 million, or 13%, due to a combination of seasonality and two large line paydowns shortly before quarter-end. The Company continues to see an increased pipeline of new mortgage warehouse customers.

As indicated in the loan rollforward below, new credit extended for the first quarter of 2025 decreased $13.6 million over the linked quarter comparison and increased $31.4 million over the same period in 2024. For the first three months ended 2025, we had $32.7 million in loan paydowns and maturities, along with a $12.1 million decrease in line of credit utilization, and a $46.1 million decrease in mortgage warehouse utilization.

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:
	March 31, 2025	December 31, 2024	March 31, 2024
Gross loans beginning balance	$2,331,341	$2,320,629	$2,090,075
New credit extended	66,370	79,934	34,966
Changes in line of credit utilization (1)	(12,129)	(19,664)	(24,928)
Change in mortgage warehouse	(46,139)	(9,376)	87,561
Pay-downs, maturities, charge-offs and amortization	(32,681)	(40,182)	(30,810)
Gross loans ending balance	$2,306,762	$2,331,341	$2,156,864
(1)	Change does not include new balances on lines of credit extended during the respective periods as such balances are included as part of “New credit extended” line above.

At March 31, 2025, the total regulatory CRE concentration ratio of total CRE over Tier 1 Capital plus allowance was 237.1% as compared to 236.3% at December 31, 2024, and 248.4% at March 31, 2024. Further, the overall level of construction and land development lending had declined to 1% of regulatory capital plus allowance for credit losses at March 31, 2025. At March 31, 2025, non-owner occupied commercial real estate includes $301.4 million of retail; $150.7 million of warehouse/industrial; $155.4 million of office; and $218.2 million of hospitality. Approximately $29.5 million, or $19% of the office real estate matures in less than two years.

Unused commitments, excluding mortgage warehouse and overdraft lines, were $267.4 million at March 31, 2025, compared to $256.9 million at December 31, 2024. Total line utilization, excluding mortgage warehouse and overdraft lines, was 56.3% at March 31, 2025, and 57.0% at December 31, 2024. Mortgage warehouse utilization decreased to 40.6% at March 31, 2025, as compared to 51.2% at December 31, 2024. The decrease in mortgage warehouse utilization during the first quarter of 2025 was due to seasonality and approximately $41.3 million in late quarter line paydowns by two customers.

The mortgage warehouse lines are structured as repurchase agreement lines. The repurchase agreement structure provides stronger credit protection to the Company, as well as more favorable regulatory capital treatment as these repurchase lines are not considered off-balance sheet commitments for regulatory capital purposes as they are unconditionally cancellable.

NONPERFORMING ASSETS

Nonperforming assets currently is comprised of loans for which the Company is no longer accruing interest but can include OREO and other foreclosed assets, when applicable.

Nonperforming assets

(dollars in thousands, unaudited)

	March 31, 2025	December 31, 2024	March 31, 2024
Nonperforming Loans:
Real estate:
Residential real estate	$264	$23	$96
Commercial real estate	5,876	—	7,437
Other construction/land	—	—	—
Farmland	1,709	5,105	6,503
Total Real Estate nonperforming loans	7,849	5,128	14,036
Other commercial	10,352	14,540	152
Consumer loans	—	—	—
Total Nonperforming Loans	18,201	19,668	14,188

Foreclosed assets	—	—	—
Total Nonperforming Assets	$18,201	$19,668	$14,188
Nonperforming loans as a % of total gross loans	0.79%	0.84%	0.66%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.79%	0.84%	0.66%

Total nonperforming assets, comprised of non-accrual loans, decreased by $1.5 million, or 7%, during the first quarter of 2025. The decrease in non-accrual loans, was from the successful payoff and paydown of a couple of loans secured by farmland. The Company's ratio of nonperforming assets to loans plus foreclosed assets decreased to 0.79% at March 31, 2025, from 0.84% at December 31, 2024. All the Company's nonperforming assets are individually evaluated for credit loss quarterly and management believes the established allowance for credit loss on such loans is appropriate.

Subsequent to March 31, 2025, the Company received payment in full on a $5.9 million non-accrual loan secured by commercial real estate. The $6.5 million payoff included all principal, interest, and fees due, bringing the total of non-accrual loans to $12.3 million.

There were no foreclosed assets at March 31, 2025, and December 31, 2024, however, when the Company does own foreclosed assets, they are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each non-accruing loan, and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but the Company cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $3.1 million in loans past due 30-89 days and still accruing at March 31, 2025. This is an increase of $1.7 million over the balance at December 31, 2024. All of these past due loans are under management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

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

The Company's allowance for credit losses on loans was $27.1 million at March 31, 2025, as compared to $24.8 million at December 31, 2024, and $23.1 million at March 31, 2024. The increase is primarily attributable to an increase in the allowance for loans individually evaluated and was specifically related to a $11.9 million single loan relationship of a wine grape grower. The allowance was 1.17% of total loans at March 31, 2025, 1.07% of total loans at December 31, 2024, and 1.07% of total loans at March 31, 2024. Management's detailed analysis indicates that the Company's allowance for credit losses on loans should be sufficient to cover credit losses for the life of the loans outstanding as of March 31, 2025, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the credit loss allowance for loans. The total allowance for credit losses on loans of $27.1 million at March 31, 2025, included $0.3 million of allowance related to $283.2 million of mortgage warehouse lines. A separate allowance of $0.8 million for potential credit losses inherent in unused commitments is included in other liabilities at March 31, 2025, an increase of $0.1 million, from December 31, 2024.

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the year ended
	March 31,	March 31,	December 31,
Balances:	2025	2024	2024
Average gross loans outstanding during period (1)	$2,322,794	$2,090,528	$2,225,402
Gross Loans outstanding at end of period	$2,306,762	$2,156,864	$2,331,341

Allowance for credit losses on loans:
Balance at beginning of period	$24,830	$23,500	$23,500
Provision charged to expense	1,961	97	4,593
Charge-offs
Real estate
Residential real estate	—	—	—
Commercial real estate	—	20	2,438
Farmland	—	410	410
Total real estate	—	430	2,848
Other commercial	57	287	529
Consumer loans	329	411	1,484
Total	$386	$1,128	$4,861
Recoveries
Real estate
Residential real estate	$—	$—	$60
Commercial real estate	—	—	—
Farmland	410	—	—
Total real estate	410	—	60
Other commercial	14	441	655
Consumer loans	221	230	883
Total	$645	$671	$1,598
Net loan (recoveries) charge offs	$(259)	$457	$3,263
Balance at end of period	$27,050	$23,140	$24,830

RATIOS
Net (recoveries) charge-offs to average Loans (annualized)	(0.05)%	0.09%	0.59%
Allowance for credit losses on Loans to gross Loans at end of period	1.17%	1.07%	1.07%
Net loan (recoveries) charge-offs to allowance for credit losses on Loans at end of period	(0.96)%	1.97%	13.14%
Net loan (recoveries) charge-offs to provision for credit losses on Loans	(13.21)%	471.13%	71.04%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $754.4 million at March 31, 2025, and $641.5 million at December 31, 2024, representing approximately 33% of gross loans outstanding at March 31, 2025, and 28% at December 31, 2024. Included in unused commitments are mortgage warehouse lines which are mostly in the form of repurchase lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $414.8 million at March 31, 2025, and $311.6 million at December 31, 2024, while utilization was 41% and 51%, respectively.

The decrease in utilization during the first three months of 2025 was due to new customers in the mortgage warehouse product that had not yet ramped up their utilization as well as two large mortgage warehouse line paydowns during the final week of the quarter. Unused commitments exclusive of mortgage warehouse lines and overdraft lines of credit, were nearly flat at 57% at December 31, 2024 and 56% at March 31, 2025. The Company also had undrawn letters of credit issued to customers totaling $5.2 million at March 31, 2025, and $5.0 million at December 31, 2024. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should the Company be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the FHLB on the Company’s behalf as security for certain local agency deposits which totaled $83.4 million at March 31, 2025. That letter of credit is backed by loans that are pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. The Company’s balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held in the branches, and the reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the FRB and the FHLB. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company could let brokered deposits or other wholesale borrowings roll off as they mature, or invest excess liquidity into investments or loans, subject to the Company’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $80.4 million at March 31, 2025, relative to $79.6 million at December 31, 2024.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.1 million during the first three months of 2025, to $15.3 million. This decline was mostly a result of depreciation in the first quarter of 2025.

Goodwill was $27.4 million at March 31, 2025, unchanged during the first three months of 2025. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. The annual goodwill impairment test was last performed on October 1, 2024, and it was determined that no impairment existed. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2025.

Bank-owned life insurance, with a balance of $52.7 million at March 31, 2025, is discussed in detail above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$1,037,990	36.42%	$1,007,208	34.83%
Interest-bearing demand deposits	221,463	7.77%	206,766	7.15%
NOW	377,462	13.24%	380,987	13.18%
Savings	355,325	12.47%	347,387	12.01%
Money market	143,521	5.04%	140,793	4.87%
Time	524,173	18.39%	533,577	18.45%
Brokered deposits	189,950	6.67%	274,950	9.51%
Total deposits	$2,849,884	100.00%	$2,891,668	100.00%

Deposit balances declined  by $41.8 million, or 1%, during the first three months of 2025 to $2.8 billion at March 31, 2025 due mostly to an $85.0 million reduction in brokered deposits. Core non-maturity deposits increased $52.6 million, or 3%, for the first three months of 2025, while customer time deposits decreased by $9.4 million. Brokered deposits decreased significantly during the quarter, as the Company utilized some paydowns in the investment portfolio and changes in mortgage warehouse line utilization to offset recent brokered deposit maturities. Noninterest-bearing deposits as a percent of total deposits increased to 36.4% at March 31, 2025, compared to 34.8% at December 31, 2024, and from 34.0% at March 31, 2024.

Overall uninsured deposits are estimated to be $788.6 million, or 28% of total deposit balances, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $275 million of combined pass-through FDIC insurance which would more than cover each of the Bank’s deposit customers if such customer desired to have such pass-through insurance. The Bank maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At March 31, 2025, the Company had approximately 119,000 accounts and the 25 largest deposit balance customers had balances of less than 10% of overall deposits.  Other interest-bearing liabilities of $198.8 million on March 31, 2025, consist of $118.8 million in customer repurchase agreements and $80.0 million of term FHLB borrowings, as compared to $108.9 million in customer repurchase agreements, and $80.0 million of term FHLB borrowings on December 31, 2024.

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

Total non-deposit interest-bearing liabilities increased by $9.9 million, during the first three months of 2025 primarily due to an increase in customer repurchase agreements.

Customer repurchase agreements were $118.8 million at March 31, 2025, as compared to $108.9 million at December 31, 2024. Customer repurchase agreements provide collateral for customers that sweep excess deposit balances each day into a separate repurchase agreement account where the Company sells certain government bonds to customers daily under an agreement to repurchases the same bonds on the next business day. Although these accounts are not deposits and are not FDIC insured, they provide customers with larger account balances the ability to have their account effectively secured with collateral.

Long-term debt at March 31, 2025, consisted of $49.4 million of subordinated debt. This remained relatively unchanged from December 31, 2024. Subordinated debentures related to $35.9 million of trust preferred securities at March 31, 2025, was $0.1 million higher than at December 31, 2024. The small increase resulted from the amortization of discount on junior subordinated debentures that were part of the Company’s acquisition of Coast Bancorp in 2016. Trust preferred securities are variable rate instruments benchmarked against the Secured Overnight Financing Rate (SOFR).

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $119.7 million at March 31, 2025, as compared to $90.5 million at December 31, 2024, an increase of $29.2 million or 32%. The increase was primarily driven by investment security purchases that as of March 31, 2025, had not settled .

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

The Company continues to have substantial liquidity through unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio was 81% at both March 31, 2025, and December 31, 2024, compared to an internal policy guideline of less than 90%.

Liquidity management refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by Management on a monthly basis, with various stress scenarios applied to assess the Company’s ability to meet liquidity needs under unusual or adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored, the Company is committed to maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet these short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.

At March 31, 2025, and December 31, 2024, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	March 31, 2025	December 31, 2024
Cash and cash equivalents	$159,711	$100,664
Unpledged investment securities	522,332	552,098
Excess pledged securities	181,048	242,519
FHLB borrowing availability	633,368	629,134
Unsecured lines of credit	479,785	479,785
Secured lines of credit	25,000	25,000
Funds available through fed discount window	258,130	298,296
Totals	$2,259,374	$2,327,496

Available funding sources detailed above of $2.3 billion represented 79% of total deposits and 287% of estimated uninsured and/or uncollateralized deposits as of March 31, 2025. Unpledged investment securities include $160.4 million of CLOs. As CLO’s have a rate that resets every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower rate fixed term securities such as US government bonds or municipal bonds.

The Company performs regular stress tests on its liquidity and at this time, Management believes that it has sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since the Company utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at March 31, 2025, and December 31, 2024. Other sources of liquidity include the brokered deposit market, deposit listing services, Intrafi, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio was 20% at March 31, 2025, as compared to an internal policy guideline of “greater than 15%” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at March 31, 2025, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that the liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of March 31, 2025, the holding company maintained a cash balance of $2.4 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC.

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. The Company’s market risk exposure is primarily that of interest rate risk and has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital under a variety of interest rate scenarios.

To identify areas of potential exposure to interest rate changes, the Company utilizes commercially available modeling software to perform monthly earnings simulations using a dynamic balance sheet and calculate the Company’s market value of portfolio equity under varying interest rate scenarios. The model imports relevant information for the Company’s financial instruments and incorporates Management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Assumptions regarding deposit betas in the up cycles can range from 25 to 100% and from 0 to 50% in the down cycles depending on the deposit type. Deposit decay rate assumptions range from 5 to 10% and are based on historical averages. Prepayment speeds are based on three-year historical averages. Various rate scenarios consisting of key rate and yield curve projections are then applied in order to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, the Company typically uses at least eight other interest rate scenarios in conducting rolling 12-month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations considering economic conditions and expectations at the time. Pursuant to policy guidelines, the Company generally attempts to limit the projected decline in net interest income relative to the stable rate scenario to no more than 10% for a 100 basis point interest rate shock, 15% for a 200 basis point shock, 20% for a 300 basis point shock, and 25% for a 400 basis point shock.

The Company had the following estimated net interest income sensitivity profiles over one year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	March 31, 2025		March 31, 2024
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	8.7%	$12,118	8.3%	$10,117
+300	6.6%	$9,209	6.3%	$7,715
+200	4.5%	$6,316	4.3%	$5,305
+100	2.4%	$3,310	2.3%	$2,842
Base
-100	(5.3)%	$(7,427)	(5.5)%	$(6,777)
-200	(10.8)%	$(15,018)	(10.9)%	$(13,302)
-300	(16.0)%	$(22,216)	(16.1)%	(19,711)
-400	(18.7)%	$(25,952)	(20.2)%	(24,717)

The above table is for parallel interest rate shocks for all rate curves and represents an extreme scenario. Management utilizes this as a starting point for determining its overall interest rate risk strategy. Based on the interest rate shocks, for the period ending March 31, 2025, management believes that the Company is asset sensitive, slightly more asset sensitive than the same period a year ago.

The incremental changes in net interest income are similar between the up 100, 200, 300, and 400 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to increase by $3.3 million, or 2.4%, relative to a stable interest rate scenario, with the favorable variance increasing as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates for all rate curves, net interest income would drop $7.4 million, or a negative variance of 5.3% over 12 months. The change in net interest income in the down 200 basis point scenario is a decrease of $15.0 million or 10.8%. As a significant portion of the Company’s deposits remain in noninterest-bearing accounts or low-cost deposit accounts, in a downrate scenario, these rates would not change or only change slightly. However, floating rate earning assets (loans and deposits) would reprice downward more than the decline in floating rate liabilities. All interest rate shock scenarios are within internal policy guidelines.

Management also models other interest rate scenarios that do not assume a simultaneous and parallel shock of all points on the yield curve including short-term and long-term rates. One of these alternate rate change scenarios uses rate forecasts from a known economist over the next twelve months which reflect overnight rates moving differently than longer-term treasury rates. Using this forecast of interest rates, net interest income models close to the base case scenario, indicating that based on a most likely interest rate forecast the Company’s net interest income is expected to be close to the same level modeled in an unchanged rate environment. This use of a most likely interest rate forecast suggests that we are less sensitive to interest rate changes, when compared to an interest rate shock.  Management believes modeling alternative scenarios is an important part of interest rate risk management given the current shape of the yield curve, with an inversion between the overnight rate and five-year rate. In an inverted yield curve, shocking all points on the yield curve in parallel tends to overstate the sensitivity to a change in rate. Thus, management has isolated the parts of the yield curve its balance sheet is most sensitive to and is strategically focused on those parts.

As the Company utilizes a dynamic balance sheet for its interest rate modeling, the Company also models using a static, or no-growth, balance sheet to validate the interest rate sensitivity in the dynamic balance sheet model and noted no significant changes in interest rate risk outside of the base case. In addition, the Company runs stress scenarios for stresses to average deposits, higher deposit betas than the base case, deposit migration from low cost to high cost deposits, and both higher and slower prepayment speeds. The most significant impact to net interest income in the net interest income simulations is the reduction or migration of low-cost deposits.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $351.8 million at March 31, 2025, comprised of $106.3 million in common stock, $4.4 million in additional paid-in capital, $270.0 million in retained earnings, and accumulated other comprehensive loss of $28.9 million. At the end of 2024, total shareholders’ equity was $357.3 million.

The decrease in equity during the first quarter of 2025 is due to net income of $9.1 million, offset by a $3.5 million dividend paid to shareholders, $14.2 million in share repurchases, and a $2.4 million favorable swing in other comprehensive income/loss due principally to positive changes in investment securities’ fair value. The remaining difference is related to equity compensation recognized during the quarter.

At March 31, 2025, the Company had a 2024 Share Repurchase Plan authorizing 1,000,000 shares of common stock, with an expiration date of October 31, 2025. At March 31, 2025, 325,983 shares of common stock remain available for repurchase under the 2024 Share Repurchase plan.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	March 31,	December 31,	to be	Community Bank
	2025	2024	Well Capitalized	Leverage Ratio (1)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (2)	12.11%	11.80%	9.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (2)	10.84%	10.93%	9.00%	N/A
(1)	If the subsidiary bank’s leverage ratio exceeds the minimum ratio under the community bank leverage ratio framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s leverage ratio falls below the minimum under the community bank leverage ratio framework.
(2)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period, which ended December 31, 2024.

The federal banking agencies provide a simplified measure of capital adequacy for qualifying community banking organizations by allowing such banking organizations to opt into the community bank leverage ratio framework. The Company’s subsidiary has opted into the community bank leverage ratio framework. This means that if the Company’s subsidiary maintains a leverage ratio greater than 9% , it will be considered to have met the minimum capital requirements, the capital ratio requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject. A qualifying community banking organization with a leverage ratio of greater than 9% may opt into the community bank leverage ratio framework if has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of 5% or less of total consolidated assets. Further, the bank must not be an advanced approaches banking organization.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first three months of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

In October 2024, the Board approved the 2024 Share Repurchase Plan by authorizing 1,000,000 shares of common stock for repurchase which expires on October 31, 2025.

Stock Repurchases
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1 - January 31, 2025	157,740	29.26	154,461	648,292
February 1 - February 28, 2025	183,169	30.79	183,169	465,123
March 1 - March 31, 2025	145,466	28.95	139,140	325,983
Total	486,375		476,770
(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced programs and/or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under the Company’s equity compensation plans.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
4.3	Indenture dated as of March 17, 2004, between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
4.4	Indenture dated as of June 15, 2006, between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
4.5	Indenture dated as of September 20, 2007, between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
4.6	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.1	Salary Continuation Agreement for James C. Holly (5)*
10.2	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.6	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.7	2007 Stock Incentive Plan (9)
10.8	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.9	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.10	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.11	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.12	2017 Stock Incentive Plan (13)*
10.13	Employment agreements dated as of December 27, 2018, for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.14	Employment agreement dated as of November 15, 2019, for Christopher Treece, Chief Financial Officer (15)*
10.15	Employment agreement dated as of December 14, 2020, for Hugh Boyle, Chief Credit Officer (16)*
10.16	Form Indemnification Agreement dated as of January 28, 2021, for Directors and Executive Officers (17)*
10.17	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (18)*
10.18	First Amendments to employment agreements dated as of January 19, 2023 for Kevin McPhaill, CEO, Christopher Treece, CFO, Hugh Boyle, CCO, and Michael Olague, CBO (23)*
10.19	Split Dollar Agreement for Albert Berra (19)*
10.20	10b5-1 Plan for Lynda Scearcy (21)
10.21	2023 Equity Based Compensation Plan (20) *
10.22	Employment agreement dated as of August 25, 2023, for Natalia Coen, Chief Risk Officer (22)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on May 25, 2022, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021, and incorporated herein by reference.
(5)	Filed as Exhibit 10.7 to the Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference.
(6)	Filed as Exhibits 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006, and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004, and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007, and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017, and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018, and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019, and incorporated by reference.
(16)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021, and incorporated herein by reference.
(18)	Filed as Exhibit 10.25 to the form 10-Q filed with the SEC on November 3, 2022, and incorporated herein by reference.
(19)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023, and incorporated herein by reference.
(20)	Filed as Exhibit 4.1 to the form S-8 filed with the SEC on June 15, 2023, and incorporated herein by reference.
(21)	Filed as Exhibit 10.24 to the form 10-K filed with the SEC on March 3, 2025, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023, and incorporated herein by reference.
(23)	Filed as Exhibits 10.1 through 10.4 to the form 8-K filed with the SEC on January 20, 2023 and incorporated herein by reference.

*Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 2, 2025	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 2, 2025	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

May 2, 2025	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer