Form 10-Q
period 2025-06-30
SIERRA BANCORP
filed 2025-08-01
CIK 1130144

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of July 30, 2025, the registrant had 13,590,273 shares of common stock outstanding, including 210,385 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)	(audited)
Cash and due from banks	$112,905	$79,616
Interest-bearing deposits in banks	17,107	21,048
Total cash & cash equivalents	130,012	100,664
Investment securities
Available-for-sale, net of zero allowance for credit losses	668,834	655,967
Held-to-maturity, net of allowance for credit losses of $15	298,484	305,514
Total investment securities	967,318	961,481
Loans, net:
Gross loans	2,434,605	2,331,341
Deferred loan costs, net	4	93
Allowance for credit losses on loans	(21,680)	(24,830)
Net loans	2,412,929	2,306,604
Premises and equipment, net	15,285	15,431
Goodwill	27,357	27,357
Other intangible assets, net	294	618
Bank-owned life insurance	67,686	53,153
Operating right-of-use asset	26,623	28,465
Other assets	122,798	120,498
Total assets	$3,770,302	$3,614,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,065,742	$1,007,208
Interest-bearing	1,908,727	1,884,460
Total deposits	2,974,469	2,891,668
Repurchase agreements	126,509	108,860
Other borrowings	154,400	80,000
Long-term debt	49,438	49,393
Subordinated debentures	35,928	35,838
Allowance for credit losses on unfunded loan commitments	810	710
Operating lease liability	22,794	24,059
Other liabilities	50,247	66,441
Total liabilities	3,414,595	3,256,969

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 13,681,828 and 14,223,046 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	105,045	108,965
Additional paid-in capital	4,968	4,509
Retained earnings	274,354	275,085
Accumulated other comprehensive loss, net	(28,660)	(31,257)
Total shareholders' equity	355,707	357,302
Total liabilities and shareholders' equity	$3,770,302	$3,614,271

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, and 2024

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$31,634	$28,518	$61,783	$53,945
Taxable securities	9,295	12,787	18,435	26,090
Tax-exempt securities	1,577	1,592	3,153	3,581
Federal funds sold and other	211	598	799	839
Total interest income	42,717	43,495	84,170	84,455
Interest expense
Deposits	9,326	11,032	18,697	20,676
Federal funds purchased and repurchase agreements	596	68	667	354
Federal Home Loan Bank advances	1,057	1,040	1,873	2,167
Long-term debt	430	430	860	861
Subordinated debentures	655	755	1,308	1,510
Total interest expense	12,064	13,325	23,405	25,568
Net interest income	30,653	30,170	60,765	58,887
Credit loss expense - loans	1,210	921	3,171	1,018
Credit loss (benefit) expense - unfunded commitments	(10)	(20)	100	10
Net interest income after credit loss expense	29,453	29,269	57,494	57,859
Noninterest income
Service charges and fees on deposit accounts	5,855	6,184	11,436	11,909
Net gain (loss) on sale of securities available-for-sale	1	—	124	(2,883)
Net (loss) gain on sale of fixed assets	(19)	—	(22)	3,799
Increase in cash surrender value of life insurance	1,316	523	1,051	1,738
Other income	1,400	923	2,606	1,656
Total noninterest income	8,553	7,630	15,195	16,219
Noninterest expense
Salaries and employee benefits	12,544	12,029	25,547	25,226
Occupancy and equipment costs	3,142	3,152	6,120	6,177
Other	8,081	7,511	14,517	15,815
Total noninterest expense	23,767	22,692	46,184	47,218
Income before taxes	14,239	14,207	26,505	26,860
Provision for income taxes	3,606	3,944	6,771	7,267
Net income	$10,633	$10,263	$19,734	$19,593

PER SHARE DATA
Book value	$26.00	$24.19	$26.00	$24.19
Cash dividends	$0.25	$0.23	$0.50	$0.46
Earnings per share basic	$0.78	$0.72	$1.44	$1.36
Earnings per share diluted	$0.78	$0.71	$1.43	$1.35
Average shares outstanding, basic	13,563,910	14,300,267	13,692,003	14,404,368
Average shares outstanding, diluted	13,637,252	14,381,426	13,777,006	14,467,477

Total shareholders' equity (in thousands)	$355,707	$350,020	$355,707	$350,020
Shares outstanding	13,681,828	14,466,873	13,681,828	14,466,873
Dividends paid (in thousands)	$3,449	$3,352	$6,963	$6,748

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025, and 2024

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income	$10,633	$10,263	$19,734	$19,593
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	315	1,703	3,810	4,580
Less: reclassification adjustment for (gains) losses included in net income (1)	(1)	—	(124)	2,883
Tax effect	(93)	(504)	(1,089)	(2,206)
Other comprehensive income, net of tax	221	1,199	2,597	5,257
Comprehensive income	$10,854	$11,462	$22,331	$24,850
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. There were no income tax expenses associated with the reclassification adjustment for the three months ended June 30, 2025, and 2024. Income tax expenses (benefits) associated with the reclassification adjustment for the six months ended June 30, 2025, and 2024 were $37 thousand and $(852) thousand, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2025, and 2024

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, March 31, 2024	14,645,298	$109,295	$4,815	$262,906	$(31,922)	$345,094
Net income	—	—	—	10,263	—	10,263
Other comprehensive income, net of tax	—	—	—	—	1,199	1,199
Restricted stock forfeited / cancelled	(257)	—	—	—	—	—
Stock based compensation - stock options	—	—	11	—	—	11
Stock based compensation - restricted stock	—	—	510	—	—	510
Stock repurchase	(178,168)	(1,329)	—	(2,339)	—	(3,668)
Excise tax on stock repurchase	—	(37)	—	—	—	(37)
Cash dividends - $0.23 per share	—	—	—	(3,352)	—	(3,352)
Balance, June 30, 2024	14,466,873	$107,929	$5,336	$267,478	$(30,723)	$350,020

Balance, March 31, 2025	13,818,770	$106,277	$4,429	$269,931	$(28,881)	$351,756
Net income	—	—	—	10,633	—	10,633
Other comprehensive income, net of tax	—	—	—	—	221	221
Stock options exercised, net of shares surrendered for cashless exercises	1,703	29	—	—	—	29
Restricted shares withheld for taxes	—	(184)	—	—	—	(184)
Restricted stock forfeited / cancelled	(3,004)	—	—	—	—	—
Stock based compensation - restricted stock	—	—	539	—	—	539
Stock repurchase	(135,641)	(1,038)	—	(2,761)	—	(3,799)
Excise tax on stock repurchased	—	(39)	—	—	—	(39)
Cash dividends - $0.25 per share	—	—	—	(3,449)	—	(3,449)
Balance, June 30, 2025	13,681,828	$105,045	$4,968	$274,354	$(28,660)	$355,707

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025, and 2024

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2023	14,793,832	$110,446	$4,581	$259,050	$(35,980)	$338,097
Net income	—	—	—	19,593	—	19,593
Other comprehensive income, net of tax	—	—	—	—	5,257	5,257
Restricted stock granted	36,114	—	—	—	—	—
Restricted shares withheld for taxes	(5,062)	(38)	—	(64)	—	(102)
Restricted stock forfeited / cancelled	(906)	—	—	—	—	—
Restricted stock vested in period	—	253	(253)	—	—	—
Stock based compensation - stock options	—	—	25	—	—	25
Stock based compensation - restricted stock	—	—	983	—	—	983
Stock repurchase	(357,105)	(2,663)	—	(4,353)	—	(7,016)
Excise tax on stock repurchase	—	(69)	—	—	—	(69)
Cash dividends - $0.46 per share	—	—	—	(6,748)	—	(6,748)
Balance, June 30, 2024	14,466,873	$107,929	$5,336	$267,478	$(30,723)	$350,020

Balance, December 31, 2024	14,223,046	$108,965	$4,509	$275,085	$(31,257)	$357,302
Net income	—	—	—	19,734	—	19,734
Other comprehensive income, net of tax	—	—	—	—	2,597	2,597
Stock options exercised, net of shares surrendered for cashless exercises	21,110	610	(99)	—	—	511
Restricted stock granted	62,692	—	—	—	—	—
Restricted shares withheld for taxes	(9,605)	(80)	—	(209)	—	(289)
Restricted stock forfeited / cancelled	(3,004)	—	—	—	—	—
Restricted stock vested in period	—	483	(483)	—	—	—
Stock based compensation - stock options	—	—	3	—	—	3
Stock based compensation - restricted stock	—	—	1,038	—	—	1,038
Stock repurchase	(612,411)	(4,694)	—	(13,293)	—	(17,987)
Excise tax on stock repurchase	—	(239)	—	—	—	(239)
Cash dividends - $0.50 per share	—	—	—	(6,963)	—	(6,963)
Balance, June 30, 2025	13,681,828	$105,045	$4,968	$274,354	$(28,660)	$355,707

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025, AND 2024

(dollars in thousands, unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$19,734	$19,593
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of securities	(124)	2,883
Realized gain on securities transaction	—	(66)
Loss (gain) on disposal of fixed assets	22	(3,799)
Stock based compensation expense	1,041	1,008
Provision for credit losses on loans	3,171	1,018
Provision for credit losses on unfunded commitments	100	10
Depreciation and amortization	1,050	1,057
Net (accretion) amortization on securities premiums and discounts	(153)	614
Net accretion of premiums/discounts for loans acquired	(149)	(158)
Increase in cash surrender value of life insurance policies	(1,051)	(1,738)
Amortization of core deposit intangible	324	438
Increase in interest receivable and other assets	(2,689)	(11,614)
Decrease in other liabilities	(17,587)	(2,301)
Deferred income tax benefit	(338)	(289)
Decrease in value of restricted bank equity securities	—	293
Excise tax on stock repurchases	(111)	—
Amortization of debt issuance costs	45	44
Net amortization of variable interest entities	1,480	608
Net cash provided by operating activities	4,765	7,601
Cash flows from investing activities:
Maturities and calls of securities available for sale	11,000	35,713
Proceeds from sales of securities available for sale	—	233,187
Purchases of securities available for sale	(247,255)	(29,126)
Principal pay downs on securities available for sale	234,381	73,852
Loan (originations) and payments, net	(109,347)	(149,884)
Purchases of premises and equipment	(836)	(787)
Proceeds from sale of premises and equipment	—	4,518
Proceeds from sales of foreclosed assets	—	2,732
Purchase of bank-owned life insurance	(127)	(175)
Purchase of split dollar life insurance policies	(15,000)	—
Proceeds from BOLI death benefit	1,645	54
Net cash (used in) provided by investing activities	(125,539)	170,084
Cash flows from financing activities:
Increase in deposits	82,801	181,187
Increase (decrease) in Fed funds purchased	40,000	(130,000)
Increase (decrease) in short-term Federal Home Loan Bank advances	34,400	(150,500)
Increase in customer repurchase agreements	17,649	40,882
Cash dividends paid	(6,963)	(6,748)
Repurchase of common stock, net	(18,276)	(7,118)
Stock options exercised	511	—
Net cash provided by (used in) financing activities	150,122	(72,297)

Increase in cash and cash equivalents	29,348	105,388
Cash and cash equivalents
Beginning of period	100,664	78,602
End of period	$130,012	$183,990
Supplemental disclosure of cash flow information:
Interest paid	$26,210	$23,140

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”) and has been the Company’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of June 30,  2025, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977 and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. The Company’s growth in the ensuing years has largely been organic in nature but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch and maintains ATMs at all but one branch location as well as at seven non-branch locations. Moreover, the Bank has specialized lending units which focus on commercial and industrial, commercial real estate, and mortgage warehouse borrowers. To support organic growth in the commercial lending sectors the Bank opened a loan production office in Templeton, CA in April 2022. The Company had total assets of $3.8 billion at June 30, 2025. The Company’s deposit accounts, which totaled $3.0 billion at June 30, 2025, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through August 1, 2025, and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2024 have been reclassified to be consistent with the reporting for 2025, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”).

Segment information

An operating segment is generally defined as a component of business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers.

The chief operating decision maker makes operating decisions and assesses performance based on an ongoing review of the Company’s community banking activities (loan and deposit products), which constitutes the Company’s only operating segment for financial reporting purposes. The Company’s single segment is managed on a consolidated basis by the chief operating decision maker, which is the Executive Committee, consisting of the chief executive officer, chief financial officer, chief risk officer, chief credit officer, chief operating officer, and chief banking officer. The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies of the Company. The chief operating decision maker uses consolidated expense information to manage the operations of the segment. The consolidated expense information is the same as is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

Note 4 – Share Based Compensation

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 161,593 shares granted under the 2017 Plan and options to purchase 56,897 shares that were granted under the 2007 Plan were still outstanding as of June 30, 2025 and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of June 30, 2025 was 251,739. Any unexercised, unvested, or undistributed portion of any expired, cancelled, terminated, or forfeited awards under the Company’s 2017 Plan are added to the number of shares available to grant under the 2023 Plan. There were 55,781 unvested Restricted Stock Awards issued under the 2017 Plan and 154,604 unvested Restricted Stock Awards issued under the 2023 Equity Compensation Plan at June 30, 2025, and are included in shares outstanding. The potential dilutive impact of unexercised stock options and unvested restricted stock is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in the income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilized a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.5 million was reflected in the Company’s income statement during the second quarters of 2025 and 2024, as expense related to stock options and restricted stock awards. For the first half of both, 2025 and 2024, the charges totaled $1.0 million.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures, provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 62,692 shares granted to employees of the Company during the first six months of 2025. As of June 30, 2025, there was $2.9 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 and 2023 plans. That cost is expected to be amortized over a weighted average period of 2.2 years.

The Company’s restricted stock award activity for the six months ended June 30, 2025, and 2024 is summarized below (unaudited):

	Six months ended June 30,
	2025		2024
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	173,970	$20.75	238,179	$20.30
Granted	62,692	30.94	36,114	19.10
Vested	(23,273)	20.77	(11,224)	22.57
Forfeited	(3,004)	19.97	(906)	24.26
Unvested shares, June 30,	210,385	$24.07	262,163	$20.00

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

The Company’s stock option activity during the six months ended June 30, 2025, and 2024 are summarized below (dollars in thousands, except per share data, unaudited):

	Six months ended June 30,
	2025				2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	239,600	$26.50		$580	343,449	$25.02		$447
Exercised	(21,110)	$24.23		$158	—	$—		$—
Forfeited/Expired	—	$—		$—	(11,000)	$27.43		$—
Outstanding at June 30,	218,490	$26.72	3.31	$649	332,449	$24.94	3.72	$433
Exercisable at June 30,	218,490	$26.72	3.31	$649	332,249	$24.87	3.65	$433
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the option holders had all option holders exercised their options on the last day of the period. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 13,563,910 weighted average shares outstanding during the second quarter of 2025 and 14,300,267 during the second quarter of 2024, while there were 13,692,003 weighted average shares outstanding during the first six months of 2025 and 14,404,368 during the first six months of 2024.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the second quarter of 2025, calculations under the treasury stock method resulted in the equivalent of 73,342 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while 265,885 shares were excluded from the calculation due to being underwater and thus anti-dilutive. For the second quarter of 2024 the equivalent of 81,159 shares were added in calculating diluted earnings per share, while 260,924 anti-dilutive shares were not factored into the computation. Likewise, for the first half of 2025 the equivalent of 85,003 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 47,798 options that were anti-dilutive for the period were not included, compared to the addition of the equivalent of 63,109 shares and non-inclusion of 265,107 anti-dilutive options in calculating diluted earnings per share for first half of 2024.

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

	June 30, 2025	December 31, 2024
Commitments to extend credit	$666,179	$636,447
Standby letters of credit	$5,200	$5,046

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: mortgage warehouse lines, home equity lines of credit, commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit, unsecured personal lines of credit and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse lines which are in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $334.6 million at June 30, 2025, and $311.6 million at December 31, 2024.

The allowance for credit losses (ACL) on unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents Management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. The ACL on unfunded loan commitments is located within liabilities on the consolidated balance sheet while any related provision (benefit) expense is recorded as a provision (benefit) for credit losses.

At June 30, 2025, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Note 8 – Fair Value Disclosures and Reporting and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require public business entities to disclose in their financial statement footnotes the estimated fair values of financial instruments. In addition to disclosure requirements, FASB’s standard on investments requires that debt securities classified as available-for-sale and equity securities with readily determinable fair values be measured and reported at fair value in the statement of financial position. Certain collateral-dependent, individually-evaluated loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but the Company has not elected the fair value option for any of those financial instruments.

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

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	June 30, 2025
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$130,012	$130,012	$—	$—	$130,012
Investment securities available-for-sale	$668,834	$—	$588,724	$80,110	$668,834
Investment securities held-to-maturity	$298,484	$—	$281,702	$—	$281,702
Loans held for investment	$2,412,929	$—	$—	$2,300,109	$2,300,109

Financial liabilities:
Deposits	$2,974,469	$1,065,742	$1,907,758	$—	$2,973,500
Repurchase agreements	$126,509	$—	$102,537	$—	$102,537
Other borrowings	$154,400	$—	$153,660	$—	$153,660
Long-term debt	$49,438	$—	$47,588	$—	$47,588
Subordinated debentures	$35,928	$—	$35,371	$—	$35,371

	December 31, 2024
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$100,664	$100,664	$—	$—	$100,664
Securities available-for-sale	$655,967	$—	$600,314	$55,653	$655,967
Securities held-to-maturity	$305,514	$—	$291,028	$—	$291,028
Loans held for investment	$2,306,604	$—	$11,529	$2,161,917	$2,173,446

Financial liabilities:
Deposits	$2,891,668	$1,007,208	$1,904,840	$—	$2,912,048
Repurchase agreements	$108,860	$—	$91,585	$—	$91,585
Other borrowings	$80,000	$—	$79,054	$—	$79,054
Long-term debt	$49,393	$—	$46,713	$—	$46,713
Subordinated debentures	$35,838	$—	$35,299	$—	$35,299

For financial asset categories carried on the consolidated balance sheet at fair value as of June 30, 2025, and December 31, 2024, the Company used the following methods and significant assumptions:

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

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2025, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$50,356	$—	$50,356	$—
Mortgage-backed securities	—	178,451	—	178,451	—
State and political subdivisions	—	39,492	—	39,492	—
Corporate bonds	—	—	80,110	80,110	—
Collateralized loan obligations	—	320,425	—	320,425	—
Total available-for-sale securities	$—	$588,724	$80,110	$668,834	$—

	Fair Value Measurements at December 31, 2024, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$50,153	$—	$50,153	$—
Mortgage-backed securities	—	93,503	—	93,503	—
State and political subdivisions	—	40,803	—	40,803	—
Corporate bonds	—	2,909	55,653	58,562	—
Collateralized loan obligations	—	412,946	—	412,946	—
Total available-for-sale securities	$—	$600,314	$55,653	$655,967	$—

The following tables present quantitative information about recurring level 3 fair value measurements at June 30, 2025, and December 31, 2024 (dollars in thousands):

Range
	Fair	Valuation	Unobservable			Weighted
June 30, 2025	Value	Technique(s)	Input(s)	Min	Max	Average
Corporate Bonds	$80,110	Broker estimate	Risk profile	N/A	N/A	N/A
Market conditions

Range
	Fair	Valuation	Unobservable			Weighted
December 31, 2024	Value	Technique(s)	Input(s)	Min	Max	Average
Corporate Bonds	$55,653	New issue pricing	Risk appetite	N/A	N/A	N/A
		Secondary market pricing	Market volatility
Credit quality of issuer
Credit spread

The significant unobservable inputs utilized in the fair value measurement of the Company’s corporate bonds included risk profile and market conditions, and are not quantifiable inputs. Differing unobservable input assumptions, for example, a change in market conditions, may have resulted in reduced or increased fair value.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2025, and 2024:

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Corporate Bonds
	2025	2024
Balance of recurring Level 3 assets at January 1,	$55,653	$52,040
Total gains or losses for the period:
Included in other comprehensive income	798	3,565
Purchases	20,750	—
Transfers into Level 3	2,909	—
Balance of recurring Level 3 assets at June 30,	$80,110	$55,605

Certain Corporate Bonds with a fair value of $2.9 million as of December 31, 2024 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for these securities.

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2025, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Real estate:
Commercial real estate	$—	$—	$184	$184
Total assets measured on a nonrecurring basis	$—	$—	$184	$184

	Fair Value Measurements at December 31, 2024, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Commercial real estate	$—	$11,529	$—	$11,529
Total assets measured on a nonrecurring basis	$—	$11,529	$—	$11,529

The table above includes collateral-dependent loan balances for which a specific reserve has been established. Information on the Company’s total collateral-dependent loan balances and specific loss reserves associated with those balances is included in Note 10 below.

The unobservable inputs are based on Management’s best estimates of appropriate discounts in arriving at fair market value. Adjusting any of those inputs could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about level 3 fair value measurements for assets measured at fair value on a non-recurring basis at June 30, 2025 (dollars in thousands, unaudited):

				Range
	Fair	Valuation	Unobservable			Weighted
June 30, 2025	Value	Technique(s)	Input(s)	Min	Max	Average
Collateral-dependent individually evaluated loans, net of ACL
Real estate	184	Sales comparison approach	Selling costs	10.00%	10.00%	10.00%
			Adjust to comparables	N/A	N/A	N/A
Total	$184

Note 9 – Investments

Investment Securities

Pursuant to FASB’s guidance on accounting for debt securities, available-for-sale securities are carried on the Company’s financial statements at their estimated fair market values, with monthly tax-effected “mark-to-market” adjustments reflected in  accumulated other comprehensive income (loss) in shareholders’ equity. Held-to-maturity securities are carried on the Company’s financial statements at their amortized cost, net of the allowance for credit losses. Amortized cost is adjusted to the fair value of the security upon transfer to held-to-maturity.

Amortized Cost and Estimated Fair Value

(dollars in thousands, unaudited)

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$50,763	$3	$(410)	$—	$50,356
Mortgage-backed securities	179,930	933	(2,412)	—	178,451
State and political subdivisions	47,975	3	(8,486)	—	39,492
Corporate bonds	85,635	73	(5,598)	—	80,110
Collateralized loan obligations	320,030	644	(249)	—	320,425
Total available-for-sale securities	$684,333	$1,656	$(17,155)	$—	$668,834

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,678	$—	$(426)	$4,252	$—
Mortgage-backed securities	122,149	2	(9,454)	112,697	—
State and political subdivisions	171,672	73	(6,992)	164,753	(15)
Total held-to-maturity securities	$298,499	$75	$(16,872)	$281,702	$(15)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$50,761	$—	$(608)	$—	$50,153
Mortgage-backed securities	97,113	116	(3,726)	—	93,503
State and political subdivisions	48,119	7	(7,323)	—	40,803
Corporate bonds	66,308	—	(7,746)	—	58,562
Collateralized loan obligations	411,729	1,217	—	—	412,946
Total available-for-sale securities	$674,030	$1,340	$(19,403)	$—	$655,967

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,819	$—	$(592)	$4,227	$—
Mortgage-backed securities	128,974	—	(13,986)	114,988	—
State and political subdivisions	171,736	229	(152)	171,813	(15)
Total held-to-maturity securities	$305,529	$229	$(14,730)	$291,028	$(15)

An unrealized loss of $25.2 million and $26.3 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of June 30, 2025 and December 31, 2024, respectively, and is included in accumulated other comprehensive income (loss), net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income (loss) each increasing over time.

The Company elected the practical expedient available under the current expected credit losses (“CECL”) accounting standard to exclude accrued interest receivable from the amortized cost basis of all categorizations of investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable is included in other assets on the Company’s consolidated balance sheet and as of June 30, 2025, measured at $6.4 million and $2.4 million for available-for-sale securities and held-to-maturity securities, respectively. Accrued interest receivable as of December 31, 2024, on these same classes of investment securities measured at $7.5 million and $2.4 million, respectively. During the first three-and-six months of 2025 and 2024, no interest receivable on available-for-sale or held-to-maturity securities was reversed against interest income and the Company did not have any held-to-maturity debt securities past due.

A discounted cash-flow reserve calculation is performed on securities designated as held-to-maturity on a quarterly basis. As of June 30, 2025 and December 31, 2024, an allowance for credit losses of $15 thousand had been established on the Company’s held-to-maturity portfolio. Because of the implicit and explicit guarantees of the U.S. government on the agency and mortgage-backed securities there is no expectation of future losses and no allowance for credit losses has been established for these securities.

The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by nationally recognized statistical rating organizations (“NRSRO”) credit rating:

Held-To-Maturity by Credit Rating

(dollars in thousands, unaudited)

	Held-To-Maturity
	June 30, 2025	December 31, 2024
State and political subdivisions
AAA/Aaa	$59,397	$59,408
AA/Aa	110,814	110,858
A/A2	528	533
Not rated	933	937
Total	$171,672	$171,736

For available-for-sale debt securities in an unrealized loss position for which Management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available-for-sale debt securities in an unrealized loss position, which do not meet the previously outlined criteria, Management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, Management considers the extent to which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If Management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an ACL is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income (loss).

The following table summarizes available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded:

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		June 30, 2025
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	10	$(410)	$43,587	$—	$—	$(410)	$43,587
Mortgage-backed securities	58	(1,898)	84,296	(514)	7,545	(2,412)	91,841
State and political subdivisions	54	(170)	4,032	(8,316)	33,716	(8,486)	37,748
Corporate bonds	66	(365)	15,099	(5,233)	52,966	(5,598)	68,065
Collateralized loan obligations	11	(249)	94,322	—	—	(249)	94,322
Total available-for-sale	199	$(3,092)	$241,336	$(14,063)	$94,227	$(17,155)	$335,563

		December 31, 2024
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	11	$(608)	$48,155	$—	$—	$(608)	$48,155
Mortgage-backed securities	54	(2,952)	64,419	(774)	8,032	(3,726)	72,451
State and political subdivisions	52	(33)	3,087	(7,290)	34,612	(7,323)	37,699
Corporate bonds	52	(12)	1,359	(7,734)	55,653	(7,746)	57,012
Collateralized loan obligations	—	—	—	—	—	—	—
Total available-for-sale	169	$(3,605)	$117,020	$(15,798)	$98,297	$(19,403)	$215,317

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Proceeds from sales, calls and maturities of securities available for sale	$6,000	$2,000	$11,000	$268,900
Gross gains on sales, calls and maturities of securities available for sale	1	—	124	—
Gross losses on sales, calls and maturities of securities available for sale	—	—	—	(2,883)
Net gain (loss) on sale of securities available for sale	$1	$—	$124	$(2,883)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2025, and December 31, 2024 (dollars in thousands), are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

	June 30, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$4,255	$4,259	$323	$322
Maturing after one year through five years	13,584	13,390	2,342	2,330
Maturing after five years through ten years	93,363	87,487	18,552	17,398
Maturing after ten years	73,171	64,822	155,133	148,955
Securities not due at a single maturity date:
Mortgage-backed securities	179,930	178,451	122,149	112,697
Collateralized loan obligations	320,030	320,425	—	—
Total	$684,333	$668,834	$298,499	$281,702

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$—	$—
Maturing after one year through five years	4,590	4,318	2,700	2,666
Maturing after five years through ten years	84,863	77,028	18,708	17,135
Maturing after ten years	75,735	68,172	155,147	156,239
Securities not due at a single maturity date:
Mortgage-backed securities	97,113	93,503	128,974	114,988
Collateralized loan obligations	411,729	412,946	—	—
Total	$674,030	$655,967	$305,529	$291,028

At June 30, 2025, the Company’s investment portfolio included 224 municipal bonds issued by 189 different government municipalities and agencies located within 28 different states, with an aggregate fair value of $204.2 million. The largest exposure to any single municipality or agency was a combined $4.9 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 81 subordinated debentures issued by bank-holding companies totaling $80.1 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for the Company’s largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	June 30, 2025		December 31, 2024
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$82,663	$75,875	$82,769	$79,472
California	51,095	47,120	51,222	48,131
Other (21 & 20 states, respectively)	60,366	57,353	60,422	60,169
Total general obligation bonds	194,124	180,348	194,413	187,772

Revenue bonds
State of issuance
Texas	5,534	5,016	5,434	5,261
California	3,580	3,499	3,576	3,440
Other (20 & 11 states, respectively)	16,409	15,382	16,432	16,143
Total revenue bonds	25,523	23,897	25,442	24,844
Total obligations of states and political subdivisions	$219,647	$204,245	$219,855	$212,616

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	June 30, 2025		December 31, 2024
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$9,284	$8,510	$9,194	$8,892
Lease	3,917	3,900	3,613	3,755
Sewer	3,616	3,541	3,923	4,141
Sales tax revenue	1,688	1,566	1,688	1,588
Local or GTD housing	1,025	810	—	—
Other (9 and 10 sources, respectively)	5,993	5,570	7,024	6,468
Total revenue bonds	$25,523	$23,897	$25,442	$24,844

Low-Income Housing Tax Credit (“LIHTC”) Fund Investments

The Company has the ability to invest in limited partnerships which own housing projects that qualify for federal and/or California state tax credits, by mandating a specified percentage of low-income tenants for each project. The primary investment return comes from tax credits that flow through to investors. Because rent levels are lower than standard market rents and the projects are generally highly leveraged, each project also typically generates tax-deductible operating losses allocated to the limited partners for tax purposes.

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

As of June 30, 2025, the Company’s total LIHTC investment book balance was $24.0 million, which is included in “Other Assets” on the consolidated balance sheet. This investment is offset by $16.8 million in remaining commitments for additional capital contributions, which is included in “Other Liabilities” on the consolidated balance sheet. There were approximately $1.5 million in tax credits derived from the Company’s LIHTC investments that were recognized during the six months ended June 30, 2025, and “below the line” amortization expense of $1.5 million associated with those investments was recorded for the same time period. LIHTC investments are evaluated annually for potential impairment, and the Company concluded that the carrying value of the investments is stated fairly and is not impaired.

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

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and, as a result, did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on loans of $7.3 million and $6.1 million at June 30, 2025, and December 31, 2024, respectively is included in other assets on the Company’s consolidated balance sheet.

The majority of the disclosures in this footnote are prepared at the class level which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the ACL at the portfolio segment level. Unless specifically noted otherwise, the disclosures in this footnote are prepared on an amortized cost basis.

Loan Distribution
(dollars in thousands, unaudited)
	June 30, 2025	December 31, 2024
Real estate:
Residential real estate	$370,348	$381,438
Commercial real estate	1,394,487	1,360,374
Other construction/land	11,746	5,458
Farmland	67,811	77,388
Total real estate	1,844,392	1,824,658
Other commercial	185,404	177,013
Mortgage warehouse lines	401,896	326,400
Consumer loans	2,913	3,270
Subtotal	2,434,605	2,331,341
Net deferred loan costs	4	93
Loans, amortized cost basis	2,434,609	2,331,434
Allowance for credit losses	(21,680)	(24,830)
Net Loans	$2,412,929	$2,306,604

The Company places loans on nonaccrual status when Management has determined that the full repayment of principal and collection of contractually agreed upon interest is unlikely or when the loan in question has become delinquent more than 90 days. The Company may decide it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. For loans with an interest reserve (i.e., where loan proceeds are advanced to the borrower to make interest payments) all interest recognized from the inception of the loan is reversed when the loan is placed on nonaccrual. Once a loan is on nonaccrual status, subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Generally, loans are not restored to accrual status until the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonaccrual Loans
(dollars in thousands, unaudited)
	June 30, 2025
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$270	$—	$270	$—
Commercial real estate	1,686	186	1,872	—
Farmland	1,717	—	1,717	—
Total real estate	3,673	186	3,859	—
Other commercial	11,122		11,122	—
Total	$14,795	$186	$14,981	$—

	December 31, 2024
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$23	$—	$23	$—
Farmland	5,105	—	5,105	—
Total real estate	5,128	—	5,128	—
Other commercial	—	14,540	14,540	—
Total	$5,128	$14,540	$19,668	$—

The Company did not recognize any interest on nonaccrual loans during the three or six months ended June 30, 2025, and 2024, and would have recognized an additional $0.2 million and $0.3 million in interest income on nonaccrual loans during the second quarter of 2025 and 2024, respectively, had those loans not been designated as nonaccrual. For the year-to-date periods of 2025 and 2024, the Company would have recognized an additional $0.6 million and $0.3 million, respectively, in interest income on nonaccrual loans had those loans not been designated as nonaccrual. Due to loans being placed on nonaccrual status, during the second quarter of 2025, $0.1 million of interest receivable on loans was reversed against interest income, as compared to an immaterial amount during the second quarter of 2024. During the first half of 2025, and 2024, $0.3 million and $0.1 million, respectively, of interest receivable on loans was reversed against interest income.

The following table presents the amortized cost basis of collateral-dependent loans by class as of June 30, 2025, and December 31, 2024:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	June 30, 2025		December 31, 2024
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$270	$—	$23	$—
Commercial real estate	1,872	2	—	—
Farmland	1,717	—	5,105	—
Total real estate	3,859	2	5,128	—
Other commercial	11,122	—	14,529	3,000
Total Loans	$14,981	$2	$19,657	$3,000

During the first six months of 2025 the amortized cost balance of collateral-dependent loans decreased by $4.7 million due primarily to a $5.3 million charge-off of on agriculture production loan in the other commercial category, principal payments received on the same agricultural production loan, offset by a commercial real estate relationship secured by a hotel property which was placed on nonaccrual status. The weighted average loan-to-value ratio of collateral-dependent loans was 83.4% at June 30, 2025. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2025 and December 31, 2024.

Past Due Loans
(dollars in thousands, unaudited)
	June 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$23	$—	$222	$245	$371,170	$371,415
Commercial real estate	1,355	186	—	1,541	1,390,534	1,392,075
Other construction/land	—	—	—	—	11,662	11,662
Farmland	—	1,717	—	1,717	66,250	67,967
Total real estate	1,378	1,903	222	3,503	1,839,616	1,843,119
Other commercial	245	1,381	3,821	5,447	181,173	186,620
Mortgage warehouse lines	—	—	—	—	401,896	401,896
Consumer loans	11	38	—	49	2,925	2,974
Total Loans	$1,634	$3,322	$4,043	$8,999	$2,425,610	$2,434,609

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$879	$215	$—	$1,094	$381,413	$382,507
Commercial real estate	—	—	—	—	1,357,833	1,357,833
Other construction/land	—	—	—	—	5,472	5,472
Farmland	3,335	—	—	3,335	74,212	77,547
Total real estate	4,214	215	—	4,429	1,818,930	1,823,359
Other commercial	258	15	—	273	178,058	178,331
Mortgage warehouse lines	—	—	—	—	326,400	326,400
Consumer loans	4	—	—	4	3,340	3,344
Total Loans	$4,476	$230	$—	$4,706	$2,326,728	$2,331,434

Loan Modifications

Occasionally, the Company modifies loans to borrowers experiencing financial difficulty by providing principal forgiveness, rate reduction, payment deferral, or term extension. When principal forgiveness is provided, the amount of forgiveness is charged off against the allowance for credit losses.

In certain cases, the Company provides multiple types of concessions on a single loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: principal forgiveness, rate reduction, payment deferral, and/or term extension.

There was an immaterial amount of term extensions for the three months ended June 30, 2025, and none for the three months ended June 30, 2024. The following tables present the amortized cost basis of loans at June 30, 2025, and 2024, that were both experiencing financial difficulty and modified during the six months ended June 30, 2025, and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands, unaudited):

	Six months ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	$—	$—	$19	$—	0.01%
Total	$—	$—	$19	$—	0.00%

	Six months ended June 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Real estate:
Other construction/land	$—	$—	$233	$—	3.88%
Total real estate	—	—	233	—	0.01%
Other commercial	—	—	182	—	0.12%
Total	$—	$—	$415	$—	0.02%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, unaudited):

	Three months ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	—	5.00

Three months ended June 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Other construction/land	$—	—	—
Other commercial	$—	—	—

	Six months ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	—	1.70

	Six months ended June 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Other construction/land	$—	—	3.00
Other commercial	$—	—	3.72

There were no payment defaults on loans previously modified in the preceding 12 months for either of the periods ending June 30, 2025, and 2024. For the purpose of this disclosure the Company defines a payment default as 90 days past due. The Company had $0.1 million in additional funds committed on loans which have been modified to borrowers experiencing financial difficulty as of June 30, 2025, and none as of June 30, 2024.

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, and substandard to characterize and qualify the associated credit risk. Loans classified as “loss” are immediately charged off. The Company uses the following definitions of risk classifications:

●	Pass: Includes larger non-homogeneous loans not meeting the risk rating definitions below and smaller, homogeneous loans not assessed on an individual basis.
●	Special Mention: Includes loans with a potential weakness that deserves Management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.
●	Substandard : Includes loans with clear and well-defined weaknesses, such as a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources, or poor financial condition, which may jeopardize ultimate recoverability of the debt.

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$—	$—	$—	$93,888	$213,839	$50,038	$8,961	$3,946	$370,672
Special mention	—	—	—	—	—	143	—	131	274
Substandard	—	—	—	—	—	268	49	152	469
Subtotal	—	—	—	93,888	213,839	50,449	9,010	4,229	371,415
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	78,622	147,435	99,914	196,805	44,379	728,310	28,203	—	1,323,668
Special mention	—	—	137	16,535	—	31,563	—	—	48,235
Substandard	186	75	—	—	—	19,911	—	—	20,172
Subtotal	78,808	147,510	100,051	213,340	44,379	779,784	28,203	—	1,392,075
Current period gross charge-offs	1,147	—	—	—	—	—	—	—	1,147

Other construction/land
Pass	—	6,958	—	—	—	4,704	—	—	11,662
Subtotal	—	6,958	—	—	—	4,704	—	—	11,662
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Farmland
Pass	3,115	14,506	4,971	8,670	10,874	12,345	9,206	635	64,322
Special mention	—	—	—	—	—	361	—	—	361
Substandard	—	—	1,717	—	—	1,567	—	—	3,284
Subtotal	3,115	14,506	6,688	8,670	10,874	14,273	9,206	635	67,967
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other commercial
Pass	5,712	6,456	16,221	3,375	672	14,965	121,482	1,737	170,620
Special mention	—	12	—	16	—	—	4,217	24	4,269
Substandard	—	14	194	140	—	24	7,538	3,821	11,731
Subtotal	5,712	6,482	16,415	3,531	672	14,989	133,237	5,582	186,620
Current period gross charge-offs	82	25	5,349	—	4	—	16	—	5,476

Mortgage warehouse lines
Pass	—	—	—	—	—	—	401,896	—	401,896
Subtotal	—	—	—	—	—	—	401,896	—	401,896
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer loans
Pass	708	66	288	72	36	125	1,606	—	2,901
Special mention	—	—	10	—	—	7	12	—	29
Substandard	—	—	13	—	—	31	—	—	44
Subtotal	708	66	311	72	36	163	1,618	—	2,974
Current period gross charge-offs (1)	471	4	—	1	—	—	19	—	495

Total	$88,343	$175,522	$123,465	$319,501	$269,800	$864,362	$583,170	$10,446	$2,434,609
(1)	Consumer overdrafts are included in consumer loans and make up the majority of the gross charge-offs in the period for this loan class.

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

		December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$—	$—	$96,007	$216,294	$6,993	$45,300	$11,125	$3,437	$379,156
Special mention	—	1	—	1,418	—	1,666	—	23	3,108
Substandard	—	—	—	—	—	68	18	157	243
Subtotal	—	1	96,007	217,712	6,993	47,034	11,143	3,617	382,507
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	146,143	100,067	215,580	44,937	418,673	352,638	27,278	—	1,305,316
Special mention	—	141	—	—	24,206	2,815	1,350	—	28,512
Substandard	77	—	—	—	14,143	9,785	—	—	24,005
Subtotal	146,220	100,208	215,580	44,937	457,022	365,238	28,628	—	1,357,833
Current period gross charge-offs	—	—	—	—	2,438	—	—	—	2,438

Other construction/land
Pass	218	350	—	—	3,418	1,486	—	—	5,472
Subtotal	218	350	—	—	3,418	1,486	—	—	5,472
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Farmland
Pass	12,533	5,345	9,092	11,076	1,875	12,810	8,885	659	62,275
Special mention	1,203	1,770	—	—	819	7,715	—	—	11,507
Substandard	—	—	—	—	—	3,765	—	—	3,765
Subtotal	13,736	7,115	9,092	11,076	2,694	24,290	8,885	659	77,547
Current period gross charge-offs	—	—	—	—	—	410	—	—	410

Other commercial
Pass	7,058	17,449	4,627	901	6,064	10,623	111,840	1,723	160,285
Special mention	14	—	19	—	185	4	111	17,656	17,989
Substandard	15	—	—	—	—	31	11	—	57
Subtotal	7,087	17,449	4,646	901	6,249	10,658	111,962	19,379	178,331
Current period gross charge-offs	256	—	—	38	—	—	235	—	529

Mortgage warehouse lines
Pass	—	—	—	—	—	—	326,400	—	326,400
Subtotal	—	—	—	—	—	—	326,400	—	326,400
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer loans
Pass	834	407	111	45	52	159	1,718	—	3,326
Special mention	—	10	1	—	—	—	2	—	13
Substandard	4	—	—	—	—	—	1	—	5
Subtotal	838	417	112	45	52	159	1,721	—	3,344
Current period gross charge-offs (1)	1,377	31	7	3	—	3	62	—	1,483

Total	$168,099	$125,540	$325,437	$274,671	$476,428	$448,865	$488,739	$23,655	$2,331,434
(1)	Consumer overdrafts are included in consumer loans and make up the majority of the gross charge-offs in the period for this loan class.

Purchased credit deteriorated (“PCD”) loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. As of June 30, 2025, the Company had no loans categorized as PCD.

The model used for calculating the Company’s ACL is refreshed periodically, most recently in the third quarter of 2024. In this most recent refresh, the Company changed to a Multi-Factor Regression Model from a Single-Factor Regression Model used in previous periods. Additionally, legacy peer groups were expanded to include California banks with an asset size between $1.5 billion to $10 billion. The Company’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL adjusted through an entry to the provision (benefit) for credit losses. For purposes of estimating the Company’s ACL, Management generally evaluates collectively evaluated loans by  call code in order to group loans with similar risk characteristics together; however, Management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, with the exception of Farmland, Agricultural Production and Consumer loans, using a discounted cash flow (“DCF”) methodology. For Farmland, Agricultural Production, and Consumer categories, a Remaining Life methodology is utilized.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are refreshed periodically, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. Management may update prepayment assumptions when changing conditions impact Management’s estimate or additional historical data indicates a reevaluation is warranted. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory, which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code multiple factor regression models utilized as of June 30, 2025, for Residential Real Estate loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and House Price Index (HPI). The call code multiple factor regression models utilized as of June 30, 2025, for Commercial Real Estate and Other Construction loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and Gross Domestic Product (GDP). Management selected the National Unemployment Rate, HPI, and GDP as the drivers of quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (FOMC) forecast and given the widespread familiarity of stakeholders with these economic metrics.

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

Management recognizes there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of reserves on collectively evaluated loans. As current and expected conditions may vary compared with conditions over the historical lookback period, which is utilized in the calculation of quantitative reserves,

Management considers whether additional or reduced reserve levels on collectively evaluated loans may be warranted given the consideration of a variety of qualitative factors. Several of the following qualitative factors (“Q-factors”) considered by Management reflects the legacy regulatory guidance on Q-factors, whereas several others represent factors unique to the Company or unique to the current time period.

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

The qualitative portion of the Company’s reserves on collectively evaluated loans are calculated using a combination of numeric frameworks and Management judgment to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative reserves is also contingent upon the historical peer, life-of-loan-equivalent, loss rate ranges, and the relative weighting of Q-factors according to Management’s judgment.

Although collectively evaluated reserves are generally calculated separately at the call code or loan class level, Management has grouped loan classes with similar risk characteristics into the following portfolio segments:

●	Residential Real Estate
●	Commercial Real Estate
●	Farmland & Agricultural Production
●	Commercial & Industrial
●	Mortgage Warehouse
●	Consumer

Loans secured by Residential Real Estate have a different profile from those secured by Commercial Real Estate. Generally, the borrowers for Residential Real Estate loans are consumers whereas borrowers for Commercial Real Estate are often businesses. The COVID-19 pandemic illustrated how these different categories of real estate loans were subject to different risks, which was exacerbated by the widespread work-from-home model adopted by many companies during and since the pandemic. Farmland and Agricultural Production loans are included in a single segment as these loans are oftentimes to the same borrowers, facing the same risks relating to commodity prices, water supply and drought conditions, in addition to other environmental concerns. Commercial & Industrial loans are separated into separate segment given the uniqueness of these loans, which are often revolving and secured by business assets other than real estate. Mortgage Warehouse loans warrant presentation as an individual portfolio segment given the specific nature of these constantly revolving lines to mortgage originators and due to a very limited loss history, even after consideration of peer data. Finally, Consumer loans are split out as a result of the small balance, homogeneous terms that characterize these loans.

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of June 30, 2025 and 2024, the only loans Management considered to have different risk characteristics from other loans sharing the same  call report code were loans designated as nonaccrual.

The following tables present the activity in the allowance for credit losses by portfolio segment for the quarters ended June 30, 2025, and 2024:

Allowance for Credit Losses

(dollars in thousands, unaudited)

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, March 31, 2025	$1,746	$17,287	$6,032	$1,506	$339	$140	$27,050
Charge-offs	—	(1,147)	(5,300)	(118)	—	(166)	(6,731)
Recoveries	—	—	—	10	—	141	151
(Benefit) provision for credit losses	(52)	1,195	(211)	173	112	(7)	1,210
Balance June 30, 2025	$1,694	$17,335	$521	$1,571	$451	$108	$21,680

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, March 31, 2024	$2,543	$18,651	$555	$845	$305	$241	$23,140
Charge-offs	—	(2,448)	—	(40)	—	(326)	(2,814)
Recoveries	60	—	—	103	—	230	393
(Benefit) provision for credit losses	(81)	463	82	(94)	380	171	921
Balance June 30, 2024	$2,522	$16,666	$637	$814	$685	$316	$21,640

The following tables present the activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2025, and 2024:

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2024	$1,808	$17,143	$3,827	$1,282	$398	$372	$24,830
Charge-offs	—	(1,147)	(5,300)	(176)	—	(495)	(7,118)
Recoveries	—	—	410	24	—	363	797
(Benefit) provision for credit losses	(114)	1,339	1,584	441	53	(132)	3,171
Balance June 30, 2025	$1,694	$17,335	$521	$1,571	$451	$108	$21,680

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2023	$2,727	$18,554	$586	$1,148	$174	$311	$23,500
Charge-offs	—	(2,468)	(410)	(326)	—	(738)	(3,942)
Recoveries	60	—	—	543	—	461	1,064
(Benefit) provision for credit losses	(265)	580	461	(551)	511	282	1,018
Balance June 30, 2024	$2,522	$16,666	$637	$814	$685	$316	$21,640

Note 11 – Goodwill

The balance of goodwill at the three-and-six months beginning and ended June 30, 2025 and 2024 was $27.4 million. There was no acquired goodwill for the three-and-six months ended June 30, 2025 and 2024.

The Company performs its annual goodwill impairment tests annually, or more often if events or circumstances indicate the carrying value may not be recoverable. The annual assessment date was changed to October 1 in 2023 to allow more time for evaluation of impairment.

The Company performed its annual Step 1 goodwill impairment assessment as of October 1, 2024, using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level, exceeded the carrying value. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2025 and has concluded no such events have occurred. Therefore, goodwill was not impaired as of June 30, 2025, and there were no impairment charges related to the Company’s goodwill recorded during the three-and-six months ended June 30, 2025 and 2024.

Note 12 – Borrowings and Other Arrangements

Repurchase Agreements – Repurchase agreements represent “sweep accounts,” where commercial deposit balances above a specified threshold are transferred at the close of each business day into separate non-deposit accounts. Balances of the non-deposit accounts are used by customers to purchase government bonds from the Company daily, subject to an agreement from the Company to repurchase such securities the next business day. Repurchase agreements totaled $126.5 million at June 30, 2025, relative to a balance of $108.9 million at December 31, 2024.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term Secured Overnight

Financing Rate (“SOFR”) until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, was $49.4 million at June 30, 2025, and $49.4 million at December 31, 2024.

Subordinated Debentures-Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the SOFR, effective June 30, 2023. At June 30, 2025, and December 31, 2024, the Company’s trust preferred securities totaled $35.9 million and $35.8 million, respectively.

The following table summarizes the Company’s other borrowings as of June 30, 2025, and December 31, 2024:

	June 30, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Fed funds purchased	$40,000	4.49%	$—	6.56%
Short-term FHLB advance	34,400	4.51%	—	5.46%
Long-term FHLB advance	80,000	3.91%	80,000	3.91%
Total other borrowings	$154,400	4.10%	$80,000	3.97%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased – The Company had lines of credit with its correspondent banks which, in the aggregate, amounted to $485.8 million unsecured and $25.0 million secured at June 30, 2025 and December 31, 2024, at fixed interest rates which vary with market conditions. There was $40.0 million in outstanding overnight balances under these lines of credit at June 30, 2025 and none at December 31, 2024.

Secured FHLB Borrowings – At June 30, 2025, and December 31, 2024, the Company had secured available lines of credit with the FHLB totaling $605.6 million and $629.1 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Reserve Line of Credit – The Company has an available line of credit with the FRB of San Francisco secured by certain loans and investments. At June 30, 2025, and December 31, 2024, the Company had borrowing capacity under this line totaling $321.4 million and $298.3 million, respectively. The Company had no outstanding borrowings on this line of credit as of June 30, 2025, and December 31, 2024.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income.  Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at June 30, 2025, June 30, 2024, and December 31, 2024. The following table presents the Company’s sources of noninterest income. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,254	$1,354	$2,499	$2,678
Other service charges on deposits	2,545	2,719	4,929	5,173
Debit card interchange income	2,056	2,111	4,008	4,059
Dividends on equity investments(1)	317	320	691	695
Unrealized losses recognized on equity investments(1)	—	—	—	(311)
Net gain (loss) on sale of securities(1)	1	—	124	(2,883)
Other(1)	2,380	1,126	2,944	6,808
Total noninterest income	$8,553	$7,630	$15,195	$16,219
Percentage of noninterest income not within scope of ASC 606.	31.54%	18.95%	24.74%	26.57%
(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	risks associated with fluctuations in interest rates, including the impact on other comprehensive income, the ability for customers to repay on floating or adjustable rates loans, and the impact on costs and demand of deposits and funding, the impact on interest income on earning assets, the impact on valuations of collateral on loans, and the impact on fair value of longer-term assets;
●	risks associated with inflation (including efforts by the FOMC of the FRB to control the same);
●	the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions or changes to economic policies, including tariffs and trade agreements;
●	liquidity risks, including the ability to effectively manage the potential loss of deposits, the ability to maintain funding lines of credit, and the loss of value of unencumbered investment securities;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	the impact of adverse developments at other banks, including bank failures, which impact general sentiment regarding the stability and liquidity of banks;
●	risks associated with the multitude of or changes to current and prospective banking laws and regulations, and related interpretations, to which the Company is and will be subject;
●	operational risks including the ability to detect and prevent financial reporting errors, operations errors, and fraud;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;

●	the Company’s ability to successfully deploy new technology and manage cyber security risks;
●	the risk to the Company’s operations and ability to serve customers due to the inability of a vendor to meet its service level agreements;
●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the effects of severe weather events, pandemics, other public health crises, acts of war or terrorism, and other external events; and
●	the success of acquisitions or branch expansions, closures or consolidations.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments which have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas:

●	the establishment of the allowance for credit losses, including the valuation of individually evaluated loans, as explained in detail in Notes 8 and 10 to the consolidated financial statements and in the “Provision for Credit Losses” and “Allowance for Credit Losses” sections of this discussion and analysis.

Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate its most recent expectations regarding those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2025 Compared to Second Quarter 2024

Second quarter 2025 net income was $10.6 million, and $0.78 per diluted share as compared to $10.3 million, and $0.71 per diluted share in the second quarter of 2024. The Company’s annualized return on average equity was 12.08% and annualized return on average assets was 1.16% for the quarter ended June 30, 2025, compared to 11.95% and 1.14%, respectively, for the same quarter in 2024. The primary drivers behind the variance in first quarter net income are as follows:

●	Net income for the second quarter of 2025 increased $0.4 million, or 4%, to $10.6 million. Net interest income improved $0.5 million and noninterest income increased $0.9 million, or 12%. These favorable changes were partially offset by an increase in the provision for credit losses of $0.3 million, and an increase in noninterest expense of $1.1 million, or 5%.

●	The $0.5 million increase in net interest income for the quarter was mostly driven by a 23 basis point decrease in the cost of deposits and borrowings. The yield on interest earning assets declined 20 basis points, counterbalancing some of the improvements in the cost of funds.
●	Included in the above $0.9 million increase in noninterest income and $1.1 million increase in noninterest expense was an $0.8 million increase in bank-owned life insurance (BOLI) designed to offset changes to deferred compensation expense. Deferred compensation expense increased $0.7 million in the second quarter of 2025 as compared to the same period in 2024 primarily due to increases in the value of participants accounts as a result of market conditions.

FINANCIAL CONDITION SUMMARY

June 30, 2025 Relative to December 31, 2024

The Company’s assets totaled $3.8 billion at June 30, 2025, an increase of $156.0 million, or 4.0% from December 31, 2024. The following provides a summary of key balance sheet changes during the first six months of 2025:

●	Investment securities increased $5.8 million, or 1.0%, to $967.3 million primarily due to purchases of mortgage-backed securities and corporate bonds. Corporate bonds have preferential yields over other types of securities, and fixed-rate mortgage backed securities fit the Company’s asset neutrality position. Collateralized loan obligations (CLOs), continue to aggressively payoff due to tightening spreads and the ability of the issuers to reissue with a lower spread.

●	Gross loans increased $103.3 million, or 4%, due to a $75.5 million increase in mortgage warehouse loans, a $34.1 million increase in commercial real estate loans, a $6.3 million increase in construction loans and an $8.4 million increase in other commercial loans, partially offset by declines in other categories. Specifically, there was an $11.1 million decrease in residential real estate loans, a $9.6 million decrease in farmland loans, and a $0.4 million reduction in consumer loans. In addition to strong favorable growth in mortgage warehouse, new credit extended, including new fundings on non-mortgage warehouse lines of credit, was $114.5 million year-to-date in 2025 versus $75.3 million year-to-date in 2024.

●	Deposits increased by $82.8 million, or 3%. The growth in deposits came primarily from noninterest bearing demand deposits. There was also a $15.0 million increase in brokered deposits. Overall customer deposits increased $67.8 million.

●	Other interest-bearing liabilities increased $92.0 million; $74.4 million from an increase in overnight borrowings, and $17.6 million from increased customer repurchase balances. Overnight borrowings are used to fund mortgage warehouse line advances.
●	Total capital of $355.7 million at June 30, 2025, reflects a decrease of $1.6 million, relative to year-end 2024. The decrease in equity during the first half of 2025 was due to the addition of $19.7 million in net income, a $2.6 million favorable swing in accumulated other comprehensive income/loss due principally to changes in investment securities’ fair value, $18.0 million in share repurchases and $7.0 million in dividends paid. The remaining difference is related to stock options exercised and restricted stock compensation recognized during the quarter.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $30.7 million for the second quarter of 2025, a $0.5 million increase, or 2%, over the second quarter of 2024. This increase in net interest income for the quarterly comparison was due primarily to a 23 basis point decrease in interest expense on interest-bearing liabilities.

For the second quarter of 2025, although the balance of average interest-earning assets was $58.5 million higher, the yield was 20 basis points lower as compared to the same period in 2024. The primary reason for the decrease in yield came from variable rate investments, in the form of CLO, that had rate resets due to the 100 basis decline in the prime rate in late 2024, and CLO prepayments where the funds could not be reinvested at the original spread or similar rate. There was a 23 basis point decrease in the cost of interest-bearing liabilities for the same period, which had a greater impact than the lower yields on the interest-earning asset side of the balance sheet.

Net interest income for the comparative year-to-date periods increased $1.9 million. As with the quarterly comparison the decrease in the cost of interest-bearing liabilities was greater than the decrease in yield on interest-bearing assets. There was a $61.7 million, or 2%, increase in average interest-earning asset balances yielding 10 basis points lower for the same period, while average interest-bearing liability balances increased $1.7 million, yielding 20 basis points lower for the same period. The favorable net impact of the mix and rate change was a five basis point increase in our net interest margin for the six months ending June 30, 2025, as compared to the same period in 2024.

Interest expense was $12.1 million for the second quarter of 2025, a decrease of $1.3 million, relative to the second quarter of 2024. For the first six months of 2025, compared to the first six months of 2024, interest expense decreased $2.2 million, to $23.4 million. The decrease in interest expense for the quarterly comparison is primarily attributable to a $49.8 million average volume decrease in interest-bearing deposit balances and a 31 basis point decrease in interest rates paid on those balances. This positive variance was partially offset by $45.6 million in higher average balances of borrowed funds, combined with an 11 basis point increase in cost. There was a favorable shift in the deposit mix in the second quarter of 2025 as compared to the same period in 2024 with transaction accounts increasing $112.6 million while higher cost time and brokered deposits decreased. Higher cost customer time deposits decreased by $46.6 million, and wholesale brokered deposits decreased by $63.6 million. There was also a $10.5 million decrease in the average balance of savings and money market accounts. For the first half of 2025, as compared to the same period in 2024, customer time deposits and wholesale brokered deposits decreased $38.6 million, and $12.1 million respectively, while borrowed funds increased $5.5 million. Other deposits increased $74.2 million for the year-to-date comparison.

The Company had $1.7 billion in adjustable and variable rate loans and $359.7 million in floating rate bonds, as compared to $255.3 million in floating rate CDs and $35.9 million in floating rate trust preferred securities at June 30, 2025. The adjustable-rate loans have repricing frequencies ranging from 30-days to 10-years. Of the $1.7 billion in adjustable and variable rate loans, $751.8 million of such adjustable and variable rate loans reprice or mature in the next twelve months. In addition, there are $710.2 million of fixed-term deposits that reprice or mature within twelve months. Based on current rates, of the $751.8 million in adjustable and variable rate loans that reprice or mature over the next twelve months, $263.1 million, or 35%, have a pricing index rate higher than the current index, while $14.3 million, or 2%, have a pricing index rate lower than the current index. The remaining balance of $474.5 million are priced at the current index rate or are expected to mature.

The Company’s net interest margin was 3.68% for the second quarter of 2025, as compared to 3.69% for the second quarter of 2024. Although there was a 20 basis point decrease in the yield on interest earning assets, there was a 23 basis point decrease in the cost of interest-bearing liabilities. The decrease in cost mitigated most of the decrease in yield on earning assets resulting in a one basis point decrease in net interest margin.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	June 30, 2025			June 30, 2024
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$18,122	$211	4.67%	$43,407	$598	5.54%
Taxable	770,413	9,295	4.84%	866,270	12,787	5.94%
Non-taxable	196,364	1,577	4.08%	199,942	1,592	4.05%
Total investments	984,899	11,083	4.68%	1,109,619	14,977	5.58%

Loans:(3)
Real estate	1,849,725	22,589	4.90%	1,802,190	20,463	4.57%
Agricultural	72,933	915	5.03%	75,825	1,406	7.46%
Commercial	109,407	1,612	5.91%	77,224	1,174	6.11%
Consumer	3,214	64	7.99%	3,698	79	8.59%
Mortgage warehouse lines	368,592	6,440	7.01%	261,768	5,382	8.27%
Other	2,351	14	2.39%	2,291	14	2.46%
Total loans	2,406,222	31,634	5.27%	2,222,996	28,518	5.16%
Total interest-earning assets (4)	3,391,121	42,717	5.10%	3,332,615	43,495	5.30%
Other earning assets	17,062			17,058
Non-earning assets	280,045			286,020
Total assets	$3,688,228			$3,635,693

Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$224,649	$1,420	2.54%	$131,510	$733	2.24%
NOW	375,695	140	0.15%	398,001	148	0.15%
Savings accounts	354,798	97	0.11%	371,961	80	0.09%
Money market	146,193	608	1.67%	139,507	476	1.37%
Time deposits	516,970	4,283	3.32%	563,526	6,051	4.32%
Brokered deposits	244,401	2,778	4.56%	307,995	3,544	4.63%
Total interest-bearing deposits	1,862,706	9,326	2.01%	1,912,500	11,032	2.32%
Borrowed funds:
Federal funds purchased	46,214	517	4.49%	181	3	6.67%
Repurchase agreements	124,636	79	0.25%	131,478	66	0.20%
Short term borrowings	24,716	277	4.50%	18,550	262	5.68%
Long term FHLB advances	80,000	780	3.91%	80,000	777	3.91%
Long-term debt	49,424	430	3.49%	49,335	430	3.51%
Subordinated debentures	35,899	655	7.32%	35,723	755	8.50%
Total borrowed funds	360,889	2,738	3.04%	315,267	2,293	2.93%
Total interest-bearing liabilities	2,223,595	12,064	2.18%	2,227,767	13,325	2.41%
Demand deposits - noninterest-bearing	1,020,374			978,602
Other liabilities	91,191			83,886
Shareholders' equity	353,068			345,438
Total liabilities and shareholders' equity	$3,688,228			$3,635,693
Interest income/interest-earning assets			5.10%			5.30%
Interest expense/interest-earning assets			1.42%			1.61%
Net interest income and margin(5)		$30,653	3.68%		$30,170	3.69%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan (costs) fees and loan acquisition FMV amortization were $(0.4) million and $(0.3) million for the quarters ended June 30, 2025 and 2024, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the six months ended			For the six months ended
	June 30, 2025			June 30, 2024
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$36,281	$799	4.44%	$30,202	$839	5.59%
Taxable	752,903	18,435	4.94%	879,720	26,090	5.96%
Non-taxable	196,957	3,153	4.09%	222,469	3,581	4.10%
Total investments	986,141	22,387	4.75%	1,132,391	30,510	5.59%

Loans:(3)
Real estate	1,837,146	44,576	4.89%	1,804,187	40,653	4.53%
Agricultural	74,615	1,945	5.26%	68,622	2,544	7.46%
Commercial	106,296	3,127	5.93%	78,216	2,357	6.06%
Consumer	3,250	133	8.25%	3,830	160	8.40%
Mortgage warehouse lines	341,075	11,970	7.08%	199,595	8,203	8.26%
Other	2,356	32	2.74%	2,312	28	2.44%
Total Loans	2,364,738	61,783	5.27%	2,156,762	53,945	5.03%
Total interest-earning assets (4)	3,350,879	84,170	5.12%	3,289,153	84,455	5.22%
Other earning assets	17,062			17,202
Non-earning assets	277,002			278,403
Total assets	$3,644,943			$3,584,758
Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$216,258	$2,712	2.53%	$134,736	$1,431	2.14%
NOW	377,009	259	0.14%	398,320	232	0.12%
Savings accounts	353,727	187	0.11%	374,148	153	0.08%
Money market	145,646	1,180	1.63%	138,597	886	1.29%
Time Deposits	524,095	8,694	3.35%	562,733	12,241	4.37%
Brokered deposits	244,480	5,665	4.67%	256,543	5,733	4.49%
Total interest-bearing deposits	1,861,215	18,697	2.03%	1,865,077	20,676	2.23%
Borrowed funds:
Federal funds purchased	23,325	519	4.49%	7,554	247	6.58%
Repurchase agreements	118,533	148	0.25%	121,932	106	0.17%
Short term borrowings	14,437	323	4.51%	21,549	613	5.72%
Long term FHLB advances	80,000	1,550	3.91%	80,000	1,555	3.91%
Long-term debt	49,413	860	3.51%	49,324	861	3.51%
Subordinated debentures	35,877	1,308	7.35%	35,700	1,510	8.51%
Total borrowed funds	321,585	4,708	2.95%	316,059	4,892	3.11%
Total interest-bearing liabilities	2,182,800	23,405	2.16%	2,181,136	25,568	2.36%
Demand deposits - noninterest-bearing	1,011,895			984,489
Other liabilities	96,967			77,210
Shareholders' equity	353,281			341,923
Total liabilities and shareholders' equity	$3,644,943			$3,584,758
Interest income/interest-earning assets			5.12%			5.22%
Interest expense/interest-earning assets			1.41%			1.56%
Net interest income and margin(5)		$60,765	3.71%		$58,887	3.66%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $(0.7) million and $(0.7) million for the six months ended June 30, 2025, and 2024, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended June 30,				Six months ended June 30,
	2025 over 2024				2025 over 2024
	Increase (decrease) due to				Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(348)	$(93)	$54	$(387)	$169	$(174)	$(35)	$(40)
Taxable	(1,415)	(2,335)	258	(3,492)	(3,761)	(4,550)	656	(7,655)
Non-taxable	(7)	14	(22)	(15)	(519)	(20)	111	(428)
Total investments (1)	(1,770)	(2,414)	290	(3,894)	(4,111)	(4,744)	732	(8,123)
Loans:
Real estate	540	1,545	41	2,126	743	3,123	57	3,923
Agricultural	(54)	(454)	17	(491)	222	(755)	(66)	(599)
Commercial	489	(36)	(15)	438	846	(56)	(20)	770
Consumer	(11)	(5)	1	(15)	(24)	(3)	—	(27)
Mortgage warehouse	2,196	(808)	(330)	1,058	5,814	(1,198)	(849)	3,767
Other	—	—	—	—	1	3	—	4
Total loans (1)	3,160	242	(286)	3,116	7,602	1,114	(878)	7,838
Total interest-earning assets (1)	$1,390	$(2,172)	$4	$(778)	$3,491	$(3,630)	$(146)	$(285)
Liabilities
Interest-bearing deposits:
Demand deposits	$519	98	70	$687	$865	$259	157	$1,281
NOW	(8)	—	—	(8)	(13)	42	(2)	27
Savings accounts	(4)	22	(1)	17	(8)	44	(2)	34
Money market	23	104	5	132	45	237	12	294
Time deposits	(500)	(1,382)	114	(1,768)	(840)	(2,907)	200	(3,547)
Brokered deposits	(732)	(43)	9	(766)	(270)	212	(10)	(68)
Total interest-bearing deposits (1)	(702)	(1,201)	197	(1,706)	(221)	(2,113)	355	(1,979)
Borrowed funds:
Federal funds purchased	763	(1)	(248)	514	516	(79)	(165)	272
Repurchase agreements	(3)	17	(1)	13	(3)	46	(1)	42
Short term borrowings	87	(54)	(18)	15	(202)	(131)	43	(290)
Long-term FHLB Advances	—	3	—	3	—	(5)	—	(5)
Long term debt	1	(1)	—	—	2	(3)	—	(1)
Subordinated debentures	4	(103)	(1)	(100)	7	(208)	(1)	(202)
Total borrowed funds (1)	852	(139)	(268)	445	320	(380)	(124)	(184)
Total interest-bearing liabilities (1)	150	(1,340)	(71)	(1,261)	99	(2,493)	231	(2,163)
Net interest income (1)	$1,240	$(832)	$75	$483	$3,392	$(1,137)	$(377)	$1,878
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the second quarter of 2025 relative to the second quarter of 2024 was a favorable $0.5 million; this is primarily from the net impact of a favorable loan volume variance of $3.1 million augmented by a favorable rate reduction in interest bearing liabilities. There was an overall unfavorable rate and volume variance on investment securities, which mostly came from the variable rate investments, in the form of CLOs, partially offsetting the favorable variances in loans and interest-bearing liabilities. There was a modest favorable mix variance of $0.1 million.  The

Company’s net interest margin for the second quarter of 2025 was 3.68%, as compared to 3.69% for the second quarter of 2024.

Average interest earning cash balances for the quarterly comparisons have decreased and have a positive impact on the net interest margin since cash balances have been earning approximately 4.7% and have been deployed into mortgage warehouse line advances yielding 7.01%.  Average interest-earning cash and due from banks was $18.1 million, a decrease of $25.3 million for the second quarter of 2025 as compared to the same period last year.

Overall average investment securities decreased by $99.4 million for the second quarter of 2025, as compared to the same period in 2024, as paydowns and maturities, exceeded purchases, with the excess used to partially offset brokered deposit maturities. The overall investment portfolio had a tax-equivalent yield of 4.68% at June 30, 2025, with an average life of 5.99 years and average effective duration of 2.09 years for available-for-sale securities. Approximately $320.4 million of the investment securities reprice every 90 days and $80.1 million are subordinated debt with an initial fixed rate period of 5 years and floating thereafter.

Variances in interest expense were the result of changes discussed under the “Net Interest Income and Net Interest Margin” heading.

PROVISION FOR CREDIT LOSSES ON LOANS

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings, which are reflected in the income statement as the provision for credit losses on loans. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded a provision for credit losses of $1.2 million in the second quarter of 2025, as compared to $0.9 million in the second quarter of 2024. The increase in net charge-offs in the second quarter of 2025, as compared to the second quarter of 2024, was primarily related to the $5.3 million prior allowance on an individually-evaluated agricultural production loan. The allowance for credit losses on loans is at a level that, in Management’s judgment, is adequate to absorb probable credit losses on loans related to individually-identified loans as well as probable credit losses in the remaining loan portfolio.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest Income/Expense

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
Noninterest income:	2025	2024	2025	2024
Service charges and fees on deposit accounts	$5,855	$6,184	$11,436	$11,909
Net gain (loss) on sale of securities available-for-sale	1	—	124	(2,883)
(Loss) gain on sale of fixed assets	(19)	—	(22)	3,799
Bank-owned life insurance	1,316	523	1,051	1,738
Other	1,400	923	2,606	1,656
Total noninterest income	$8,553	$7,630	$15,195	$16,219
As a % of average interest-earning assets (1)	1.01%	0.92%	0.91%	0.99%

Noninterest expense:
Salaries and employee benefits	$12,544	$12,029	$25,547	$25,226
Occupancy and equipment costs	3,142	3,152	6,120	6,177
Advertising and marketing costs	405	338	753	680
Data processing costs	1,566	1,680	3,064	3,189
Deposit services costs	2,118	2,019	4,109	4,152
Loan services costs
Loan processing	113	89	251	240
Foreclosed assets	(2)	—	2	—
Other operating costs	1,078	1,094	2,006	2,021
Professional services costs
Legal & accounting services	419	714	1,070	1,240
Director's costs	1,257	646	1,123	1,899
Other professional service	711	582	1,417	1,582
Stationery & supply costs	132	115	233	263
Sundry & tellers	284	234	489	549
Total noninterest expense	$23,767	$22,692	$46,184	$47,218
As a % of average interest-earning assets (1)	2.81%	2.74%	2.78%	2.89%
(1)	Annualized

Noninterest Income:

Total noninterest income increased by $0.9 million, or 12%, for the quarter ended June 30, 2025, as compared to the same quarter in 2024 and decreased $1.0 million, or 6%, for the comparable year-to-date periods. The quarterly comparison increase primarily resulted from a $0.7 million positive variance in the value of separate account corporate-owned life insurance assets tied to non-qualified deferred compensation plans, and a $0.5 million increase in death benefit on life insurance proceeds, partially offset by lower service charges on deposit accounts. The year-to-date decrease reflects the net impact of the loss on the sale of investment securities in 2024, offset by the gain on the sale/leaseback of bank owned branch locations, with no like transactions in 2025. There was also an unfavorable variance of $0.8 million associated with the decrease in value of separate account corporate-owned life insurance assets tied to non-qualified deferred compensation plans, and a decrease of $0.5 million in service charges on deposits. These unfavorable variances to the year-to-date comparisons were partially offset by $0.8 million in additional life insurance death benefits.

Within noninterest income and noninterest expense are mostly offsetting amounts related to bank owned life insurance and non-qualified deferred compensation. This created a year-over-year unfavorable variance of $0.8 million within noninterest income and a favorable year-over-year $0.8 million variance for noninterest expense. The Company maintains a non-qualified deferred compensation plan for officers and directors, which allows the participant to defer a portion of their earnings tax-free. Participants are allowed to choose different hypothetical investment alternatives to determine their individualized return on their deferred compensation. The Company has chosen to offset the cost of this liability with BOLI which is funded based on deferral elections from the participants. Although the BOLI is not directly tied to the deferred compensation plan, the BOLI is invested in similar fund types as those selected by the participants. There is some inefficiency in net earnings of the BOLI asset, as compared to the deferred compensation liability, created by the cost of insurance, differences in balances, and differences in individual fund performance.

Service charges and fees on customer deposit accounts declined by $0.3 million, or 5%, to $5.9 million in the second quarter of 2025 as compared to the second quarter of 2024, and declined by $0.5 million, or 4% for the year-to-date comparison. Lower analysis fees, returned check charges, and interchange on debit cards were the primary drivers of the unfavorable variance in both the quarterly and year-to-date variances.

In the “other” category of noninterest income there was a $0.5 million increase in the second quarter of 2025 as compared to the second quarter of 2024, and a $1.0 million increase for the first six months of 2025 as compared to the same period in 2024. Life insurance proceeds accounted for most of the favorable variance for both the quarterly and year-to-date comparisons.

Noninterest Expense:

Total noninterest expense increased by $1.1 million, or 5%, in the second quarter of 2025, relative to the second quarter of 2024, but favorably declined by $1.0 million, or 2%, in the first six months of 2025, as compared to the first six months of 2024.

Salaries and Benefits were $0.5 million, or 4%, higher in the second quarter of 2025, as compared to the second quarter of 2024, and were $0.3 million, or 1%, higher for the first six months of 2025, compared to the same period in 2024. The quarterly increase is due to increased officer bonus and group health insurance costs. The year-over-year increase is primarily due to the same reasons as the quarterly  but also included an overall increase in officer salary costs and 401(k) company contributions, partially offset by an increase in deferred salary loan costs, due to the hiring of lending and lending support officers. Full-time equivalent employees were 494 at June 30, 2025, as compared to 485 at December 31, 2024, and 501 at June 30, 2024. Included in the June 30, 2025, figures were 10 summer interns and temporary employees.

Occupancy expenses were mostly unchanged for the second quarter and the first half of 2025, as compared to the same periods in 2024.

Other noninterest expense increased $0.6 million, or 8%, for the second quarter 2025, as compared to the second quarter in 2024, and decreased $1.3 million, or 8%, for the first half of 2025, as compared to the same period in 2024. Deferred compensation expense for directors increased $0.7 million for the quarterly comparison but decreased $0.7 million for the year-to-date comparison, which is linked to the changes in life insurance income. For the year-to-date comparison there were also decreases in marketing expenses.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include, but are not limited to, tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 25.3% of pre-tax income in the second quarter of 2025, relative to 27.8% in the second quarter of 2024, and 25.5% of pre-tax income for the first half of 2025 relative to 27.1% for the same period in 2024.

The decrease in effective tax rate for both the quarterly and year-to-date comparisons is due to the tax credits and tax-exempt income representing a larger percentage of total taxable income.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $967.3 million, or 26% of total assets at June 30, 2025, and $961.5 million, or 27% of total assets at December 31, 2024. The decrease was due to maturities and paydowns, partially used to offset brokered deposit maturities.

The Company carries “available-for-sale” investments at their fair market values and “held-to-maturity” investments at amortized cost, net of allowance for credit losses. The Company currently has the intent and ability to hold investment securities to maturity, but the securities are all marketable. The expected effective duration was 2.1 years for available-for-sale investments and 6.1 years for held-to-maturity investments at June 30, 2025, as compared to 1.5 years for available-for-sale investments and 6.0 years for held-to-maturity investments at December 31, 2024.

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2025		December 31, 2024
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$50,356	5.21%	$50,153	5.22%
Mortgage-backed securities	178,451	18.45%	93,503	9.72%
State and political subdivisions	39,492	4.08%	40,803	4.24%
Corporate bonds	80,110	8.28%	58,562	6.09%
Collateralized loan obligations	320,425	33.13%	412,946	42.95%
Total available for sale	668,834	69.15%	655,967	68.22%
Held to maturity
U.S. government agencies	4,678	0.48%	4,819	0.50%
Mortgage-backed securities	122,149	12.62%	128,974	13.41%
State and political subdivisions	171,657	17.75%	171,721	17.87%
Total held to maturity	298,484	30.85%	305,514	31.78%
Total securities	$967,318	100.00%	$961,481	100.00%

Investment securities pledged as collateral for borrowings and/or potential borrowings from the FHLB and the FRB, customer repurchase agreements, and other purposes as required or permitted by law totaled $433.8 million at June 30, 2025, and $403.4 million at December 31, 2024, leaving $533.5 million in unpledged debt securities at June 30, 2025, and $558.1 million at December 31, 2024. Securities pledged in excess of actual pledging needs and thus available for liquidity purposes, if needed, totaled $253.4 million at June 30, 2025, and $242.2 million at December 31, 2024.

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains  it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both June 30, 2025 and December 31, 2024, that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for Management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of June 30, 2025, and December 31, 2024, was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	U.S. government agencies are supported by the full faith and creditworthiness of the U.S. federal government and Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either June 30, 2025, or December 31, 2024.
●	Mortgage-backed securities issued by government-sponsored enterprises (“GSEs”) carry an implicit guarantee by the U.S. federal government, as the GSEs can draw funds from the U.S. federal government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either June 30, 2025, or December 31, 2024.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio. On a quarterly basis Management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, Management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s state and local portfolio. As of both June 30, 2025 and December 31, 2024 Management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics, including credit quality, reserve adequacy, profitability and capital, of each of the issuing financial institutions are reviewed by Management quarterly. Following review of the financial metrics available for each of the underlying institutions as of June 30, 2025, and December 31, 2024, Management concluded the unrealized loss position of these securities were related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating, in addition to various performance metrics available through a third-party informational service, of these investments on a quarterly basis. Following review of financial metrics as of both June 30, 2025, and December 31, 2024, Management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads due to changes in supply or demand, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

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

Loan Distribution

(dollars in thousands, unaudited)

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Real estate:
Residential real estate	$371,415	15.26%	$382,507	16.41%
Commercial real estate	1,392,075	57.18%	1,357,833	58.25%
Other construction/land	11,662	0.48%	5,472	0.23%
Farmland	67,967	2.79%	77,547	3.33%
Total real estate	1,843,119	75.71%	1,823,359	78.22%
Other commercial	186,620	7.67%	178,331	7.64%
Mortgage warehouse lines	401,896	16.50%	326,400	14.00%
Consumer loans	2,974	0.12%	3,344	0.14%
Total loans	$2,434,609	100.00%	$2,331,434	100.00%

Gross loan balances at $2.4 billion, increased $103.3 million, or 4%, during the first half of 2025. Organic loan growth contributed to increases of $34.1 million in commercial real estate loans, $6.3 million in construction loan balances, and $8.4 million in other commercial loans. Mortgage warehouse line utilization increased $75.5 million, or 23%. Consumer loans had a modest decline, while residential real estate loans decreased $11.1 million, and farmland loans decreased $9.6 million.

As indicated in the loan rollforward below, new credit extended for the second quarter of 2025 decreased $18.2 million over the linked quarter comparison and increased $7.8 million over the same period in 2024. For the six months ended June 30, 2025, new credit extended increased $39.2 million, or 52% over the same period in 2024. For the first six months ended 2025, we had $77.2 million in loan paydowns and maturities, along with a $9.5 million decrease in line of credit utilization, partially offset by a $75.5 million increase in mortgage warehouse utilization for the first half of 2025.

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:			For the six months ended:
	June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gross loans beginning balance	$2,306,762	$2,331,341	$2,156,864	$2,331,341	$2,090,075
New credit extended	48,147	66,370	40,313	114,517	75,279
Changes in line of credit utilization (1)	2,587	(12,129)	(10,412)	(9,542)	(35,340)
Change in mortgage warehouse	118,665	(43,169)	70,498	75,496	158,060
Pay-downs, maturities, charge-offs and amortization	(41,556)	(35,651)	(22,735)	(77,207)	(53,546)
Gross loans ending balance	$2,434,605	$2,306,762	$2,234,528	2,434,605	2,234,528
(1)	Change does not include new balances on lines of credit extended during the respective periods as such balances are included as part of “New credit extended” line above.

At June 30, 2025, the total regulatory CRE concentration ratio of total CRE over Tier 1 Capital plus allowance was 243.6% as compared to 236.3% at December 31, 2024, and 241.1% at June 30, 2024. The overall level of construction and land development lending is 2.6% of regulatory capital plus allowance for credit losses at June 30, 2025. At June 30, 2025, non-owner occupied commercial real estate includes $306.5 million of retail; $145.6 million of warehouse/industrial; $155.5 million of office; and $222.0 million of hospitality. Approximately $35.8 million, or 23% of the office real estate matures in less than two years.

The mortgage warehouse lines are structured as repurchase agreement lines. The repurchase agreement structure provides stronger credit protection to the Company, as well as more favorable regulatory capital treatment, as these repurchase lines are not considered off-balance sheet commitments for regulatory capital purposes as they are unconditionally cancellable.

NONPERFORMING ASSETS

Nonperforming assets is currently comprised of loans for which the Company is no longer accruing interest but can include OREO and other foreclosed assets, when applicable.

Nonperforming assets

(dollars in thousands, unaudited)

	June 30, 2025	December 31, 2024	June 30, 2024
Nonperforming Loans:
Real estate:
Residential real estate	$270	$23	$67
Commercial real estate	1,872	—	—
Other construction/land	—	—	—
Farmland	1,717	5,105	6,370
Total Real Estate nonperforming loans	3,859	5,128	6,437
Other commercial	11,122	14,540	36
Consumer loans	—	—	—
Total nonperforming Loans	14,981	19,668	6,473

Foreclosed assets	—	—	—
Total Nonperforming Assets	$14,981	$19,668	$6,473
Nonperforming loans as a % of total gross loans	0.62%	0.84%	0.29%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.62%	0.84%	0.29%

Total nonperforming assets, comprised of nonaccrual loans and foreclosed assets, decreased by $4.7 million to $15.0 million for the first half of 2025. The Company's ratio of nonperforming loans to gross loans decreased to 0.62% at June 30, 2025, from 0.84% at December 31, 2024. The decrease resulted from a decrease in non-accrual loan balances, due to the partial charge-off of one agricultural production loan. All the Company's nonperforming assets are individually evaluated for credit loss quarterly and Management believes the established allowance for credit loss on such loans is appropriate.

There were no foreclosed assets at June 30, 2025, and December 31, 2024. However, when the Company does own foreclosed assets, they are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each non-accruing loan, and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but the Company cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $3.0 million in loans past due 30-89 days and still accruing at June 30, 2025. This is an increase of $1.7 million over the balance at December 31, 2024. All of these past due loans are under Management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

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

The Company's allowance for credit losses on loans was $21.7 million at June 30, 2025, as compared to $24.8 million at December 31, 2024, and $21.6 million at June 30, 2024. The decrease for the first half of 2025 is primarily attributable to a decrease in the allowance for loans individually evaluated and was specifically related to the partial charge-off of one agricultural production loan, reflected in the other commercial category in the table below. The allowance as a percentage of gross loans was 0.89%, 1.07%, and 0.97%, at June 30, 2025, December 31, 2024, and June 30, 2024, respectively. Management's detailed analysis indicates that the Company's allowance for credit losses on loans should be sufficient to cover credit losses for the life of the loans outstanding as of June 30, 2025, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the credit loss allowance for loans. The total allowance for credit losses on loans of $21.7 million at June 30, 2025, included $0.5 million of allowance related to $401.9 million of mortgage warehouse lines. A separate allowance of $0.8 million for potential credit losses inherent in unused commitments is included in other liabilities at June 30, 2025, an increase of $0.1 million, from December 31, 2024.

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the year ended
	June 30,	June 30,	June 30,	June 30,	December 31,
Balances:	2025	2024	2025	2024	2024
Average gross loans outstanding during period (1)	$2,406,222	$2,222,996	$2,364,738	$2,156,762	$2,225,402
Gross Loans outstanding at end of period	$2,434,605	$2,234,528	$2,434,605	$2,234,528	$2,331,341

Allowance for credit losses on loans:
Balance at beginning of period	$27,050	$23,140	$24,830	$23,500	$23,500
Provision charged to expense	1,210	921	3,171	1,018	4,593
Charge-offs
Real estate
Commercial real estate	1,147	2,448	1,147	2,468	2,438
Farmland	—	—	—	410	410
Total real estate	1,147	2,448	1,147	2,878	2,848
Other commercial	5,418	40	5,475	326	529
Consumer loans	166	326	496	738	1,484
Total	$6,731	$2,814	$7,118	$3,942	$4,861
Recoveries
Real estate
Residential real estate	$—	$60	$—	$60	$60
Farmland	—	—	410	—	—
Total real estate	—	60	410	60	60
Other commercial	11	103	24	544	655
Consumer loans	140	230	363	460	883
Total	$151	$393	$797	$1,064	$1,598
Net loan charge-offs	$6,580	$2,421	$6,321	$2,878	$3,263
Balance at end of period	$21,680	$21,640	$21,680	$21,640	$24,830

RATIOS
Net charge-offs to average loans (annualized)	1.10%	0.44%	0.54%	0.27%	0.59%
Allowance for credit losses on loans to gross loans at end of period	0.89%	0.97%	0.89%	0.97%	1.07%
Net loan charge-offs to allowance for credit losses on loans at end of period	30.35%	11.19%	29.16%	13.30%	13.14%
Net loan charge-offs to provision for credit losses on loans	543.80%	262.87%	199.34%	282.71%	71.04%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $671.4 million at June 30, 2025, and $641.5 million at December 31, 2024, representing approximately 28% of gross loans outstanding at both June 30, 2025, and December 31, 2024. Included in unused commitments are mortgage warehouse lines, which are mostly in the form of repurchase lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $334.6 million at June 30, 2025, and $311.6 million at December 31, 2024, while mortgage warehouse utilization was 55% and 51%, respectively.

The increase in mortgage warehouse utilization during the first half of 2025 was due to new customers added in the mortgage warehouse product that ramped up their utilization. Unused commitments, exclusive of mortgage warehouse lines and overdraft lines of credit, were flat at 57% at December 31, 2024, and June 30, 2025. Total mortgage warehouse commitments increased by $38.5 million and $98.5 million for the three-and-six-month periods ending June 30, 2025, respectively.

The Company also had undrawn letters of credit issued to customers totaling $5.3 million at June 30, 2025, and $5.0 million at December 31, 2024. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should the Company be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the FHLB on the Company’s behalf as security for certain local agency deposits which totaled $112.2 million at June 30, 2025. That letter of credit is backed by loans pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business, as well as non-earning deposits at other financial institutions. The Company’s balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held in the branches, and the reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the FRB and the FHLB. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company could let brokered deposits or other wholesale borrowings roll off as they mature, or invest excess liquidity into investments or loans, subject to the Company’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $112.9 million at June 30, 2025, relative to $79.6 million at December 31, 2024.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.1 million during the first half of 2025, to $15.3 million. This decline was mostly a result of depreciation in the first half of 2025.

Goodwill was $27.4 million at June 30, 2025, unchanged during the first half of 2025. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. The annual goodwill impairment test was last performed on October 1, 2024, and it was determined that no impairment existed. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2025.

Bank-owned life insurance, with a balance of $67.7 million at June 30, 2025, increased $14.5 million during the first half of 2025, primarily due to the purchase of additional life insurance policies.  Additional details are discussed above in the “Noninterest Income and Noninterest Expense” section.

The remainder of other assets consists primarily of right-of-use assets tied to operating leases, accrued interest receivable, deferred taxes, investments in bank stocks, prepaid assets, investments in low-income housing credits, investments in SBA loan funds, and other miscellaneous assets. Bank stocks include Pacific Coast Bankers Bank (PCBB) stock (marked to market value annually) and restricted stock related to the Federal Home Loan Bank of San Francisco (FHLB SF) stock held in conjunction with our FHLB borrowings. Both the PCBB and FHLB SF stock are not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST-BEARING LIABILITIES

DEPOSITS

Deposits represent a key balance sheet category impacting the Company’s profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity accounts, such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits by type, showing the period-end balance and percentage of total deposits, is presented as of the dates indicated in the following table.

Deposit Distribution

(dollars in thousands, unaudited)

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$1,065,742	35.83%	$1,007,208	34.83%
Interest-bearing demand deposits	228,430	7.68%	206,766	7.15%
NOW	374,864	12.60%	380,987	13.18%
Savings	352,803	11.86%	347,387	12.01%
Money market	148,084	4.98%	140,793	4.87%
Time	514,596	17.30%	533,577	18.45%
Brokered deposits	289,950	9.75%	274,950	9.51%
Total deposits	$2,974,469	100.00%	$2,891,668	100.00%

Deposit balances increased by $82.8 million, or 3%, during the first half of 2025 to $3.0 billion at June 30, 2025. Core non-maturity deposits increased $86.8 million, or 4%, for the first half of 2025, while customer time deposits decreased by $19.0 million. Brokered deposits increased $15.0 million to fund mortgage warehouse lines. Noninterest-bearing deposits as a percent of total deposits increased to 35.8% at June 30, 2025, compared to 34.8% at December 31, 2024, and from 33.5% at June 30, 2024.

Overall uninsured deposits are estimated to be $751.1 million, or 26% of total deposit balances, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $285 million of combined pass-through FDIC insurance which would more than cover each of the Bank’s deposit customers if a customer desired to have such pass-through insurance. The Bank maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At June 30, 2025, the Company had approximately 118,000 accounts, and the 25 largest deposit balance customers had balances of approximately 11% of overall deposits.

OTHER INTEREST-BEARING LIABILITIES

Customer repurchase agreements were $126.5 million at June 30, 2025, as compared to $108.9 million at December 31, 2024. Customer repurchase agreements allow customers to sweep excess deposit balances over the FDIC insurance limit each day into a separate repurchase agreement account. Monies in that account are used daily by the customer to purchase specific government debt securities from the Company under an agreement from the Company to repurchase the same securities from the customer on the next business day. These accounts are not deposits and are not FDIC insured. However, the repurchase agreement provides a customer with a larger account balance to have their account effectively secured with US government securities.

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

At June 30, 2025 the Company had $74.4 million in overnight borrowings, and $80.0 million of term FHLB borrowings, as compared to $80.0 million of term FHLB borrowings on December 31, 2024.

Long-term debt at June 30, 2025, consisted of $49.4 million of subordinated debt. This remained relatively unchanged from December 31, 2024. Subordinated debentures related to $35.9 million of trust preferred securities at June 30, 2025, was $0.1 million higher than at December 31, 2024. The small increase resulted from the amortization of discount on junior subordinated debentures that were part of the Company’s acquisition of Coast Bancorp in 2016. Trust preferred securities are variable rate instruments benchmarked against the Secured Overnight Financing Rate (SOFR).

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $73.0 million at June 30, 2025, as compared to $90.5 million at December 31, 2024, a decrease of $17.5 million or 19%. The decrease was primarily driven by investment security purchases in process that settled, ICS transactions in process that settled, funds advanced on low-income housing tax credit investments, and a decrease in accrued interest on time deposits.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

The Company continues to have substantial liquidity through unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio was 82% at June 30, 2025, and 81% at December 31, 2024, compared to an internal policy guideline of less than 90%.

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

At June 30, 2025, and December 31, 2024, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	June 30, 2025	December 31, 2024
Cash and cash equivalents	$130,012	$100,664
Unpledged investment securities	529,292	552,098
Excess pledged securities	253,365	242,519
FHLB borrowing availability	605,571	629,134
Unsecured lines of credit	445,785	479,785
Secured lines of credit	25,000	25,000
Funds available through fed discount window	321,368	298,296
Totals	$2,310,393	$2,327,496

Available funding sources, detailed above of, $2.3 billion represented 77% of total deposits and 307% of estimated uninsured and/or uncollateralized deposits as of June 30, 2025. Unpledged investment securities include $123.2 million of CLOs. As CLO rates reset every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower-rate fixed term securities such as US government bonds or municipal bonds.

The Company performs regular stress tests on its liquidity, and at this time, Management believes it has sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since the Company utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at June 30, 2025, and December 31, 2024. Other sources of liquidity include the brokered deposit market, deposit listing services, Intrafi, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio was 21% at June 30, 2025, as compared to an internal policy guideline of “greater than 15%” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at June 30, 2025, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that the liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of June 30, 2025, the holding company maintained a cash balance of $8.6 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC.

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

To identify areas of potential exposure to interest rate changes, the Company utilizes commercially-available modeling software to perform monthly earnings simulations using a dynamic balance sheet and calculate the Company’s market value of portfolio equity under varying interest rate scenarios. The model imports relevant information for the Company’s financial instruments and incorporates Management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Assumptions regarding deposit betas in the up cycles can range from 25% to 100% and from 0% to 75% in the down cycles, depending on the deposit type. Deposit decay rate assumptions range from 5% to 26% and are based on the Company’s own historical averages. Prepayment speeds are based on actual three-year historical averages. Various rate scenarios consisting of key rate and yield curve projections are then applied in order to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, the Company typically uses at least eight other interest rate scenarios in conducting rolling 12-month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, 300, and 400 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations considering economic conditions and expectations at the time. The  Company’s guideline is to  limit any projected decline in net interest income relative to the stable rate scenario to no more than 10% for a 100 basis point interest rate shock, 15% for a 200 basis point shock, 20% for a 300 basis point shock, and 25% for a 400 basis point shock.

The Company had the following estimated net interest income sensitivity profiles over one year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration (dollars in thousands, unaudited):

	June 30, 2025		June 30, 2024
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	4.9%	$6,787	10.0%	$13,133
+300	3.8%	$5,239	7.5%	$9,865
+200	2.7%	$3,695	5.0%	$6,616
+100	1.5%	$2,020	2.5%	$3,349
Base
-100	(3.93)%	$(5,437)	(5.78)%	$(7,612)
-200	(8.07)%	$(11,156)	(11.78)%	$(15,512)
-300	(12.47)%	$(17,242)	(17.41)%	$(22,922)
-400	(16.94)%	$(23,424)	(21.87)%	$(28,798)

The above table is for parallel interest rate shocks for all rate curves and represents an extreme scenario. Management utilizes this as a starting point for determining its overall interest rate risk strategy. Based on the interest rate shocks, for the period ending June 30, 2025, Management believes that the Company is asset sensitive and is, slightly less asset sensitive than the same period a year ago.

The incremental changes in net interest income are similar between the up 100, 200, 300, and 400 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to increase by $2.0 million, or 1.5%, relative to a stable interest rate scenario, with the favorable variance increasing as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates for all rate curves, net interest income would drop $5.4 million, or a negative variance of 3.9% over 12 months. The change in net interest income in the down 200 basis point scenario is a decrease of $11.2 million or 8.1%. As a significant portion of the Company’s deposits remain in noninterest-bearing accounts or low-cost deposit accounts, in a downrate scenario, these rates would not change or only change slightly. However, floating rate earning assets (loans and deposits) would reprice downward more than the decline in floating rate liabilities. All interest rate shock scenarios are within internal policy guidelines.

Management also models other interest rate scenarios that do not assume a simultaneous and parallel shock of all points on the yield curve including short-term and long-term rates. One of these alternate rate change scenarios uses rate forecasts, from a known economist over the next twelve months, which reflect overnight rates moving differently than longer-term treasury rates. Using this forecast of interest rates, net interest income models close to the base case scenario, indicating that based on a most-likely interest rate forecast the Company’s net interest income is expected to be close to the same level modeled in an unchanged rate environment. This use of a most-likely interest rate forecast suggests we are less sensitive to interest rate changes, when compared to use of an interest rate shock.

As the Company utilizes a dynamic balance sheet for its interest rate modeling, the Company also uses a static, or no-growth, balance sheet to assess the reasonableness of the interest rate sensitivity in the dynamic balance sheet model; no significant changes in interest rate risk outside of the base case were noted. In addition, the Company runs stress scenarios for stresses to average deposits, higher deposit betas than the base case, deposit migration from low cost to high cost deposits, and both higher and slower prepayment speeds. The most significant impact to net interest income in the net interest income simulations is the reduction or migration of low-cost deposits.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $355.7 million at June 30, 2025, comprised of $105.0 million in common stock, $5.0 million in additional paid-in capital, $274.4 million in retained earnings, and accumulated other comprehensive loss of $28.7 million. At the end of 2024, total shareholders’ equity was $357.3 million.

The $1.6 million, or 0.4%, decrease in equity during the first half of 2025 is due to a $7.0 million dividend paid to shareholders and, $18.0 million in share repurchases, mostly offset by net income of $19.7 million, and a $2.6 million favorable swing in other comprehensive income/loss due principally to positive changes in investment securities’ fair value. The remaining difference is related to equity compensation recognized during the first half of 2025.

At June 30, 2025, the Company had a 2024 Share Repurchase Plan authorizing 1,000,000 shares of common stock, with an expiration date of October 31, 2025. At June 30, 2025, 190,342 shares of common stock remain available for repurchase under the 2024 Share Repurchase plan.

The Company uses a variety of measures to evaluate its capital adequacy, including the leverage ratio which is calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. The following table sets forth the Company’s regulatory capital ratios as of the dates indicated:

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	June 30,	December 31,	to be	Community Bank
	2025	2024	Well Capitalized	Leverage Ratio (1)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (2)	11.75%	11.80%	9.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (2)	10.69%	10.93%	9.00%	N/A
(1)	If the subsidiary bank’s leverage ratio exceeds the minimum ratio under the community bank leverage ratio framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s leverage ratio falls below the minimum under the community bank leverage ratio framework.
(2)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period, which ended December 31, 2024.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first six months of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal proceedings, at various points of the legal process, arising from transactions conducted in the ordinary course of business. In the opinion of Management, in consultation with legal counsel, it is not probable that current legal actions will result in an unfavorable outcome that has a material adverse effect on the Company’s consolidated balance sheets, statements of income, statements of comprehensive income, or statements of cash flows. In the event such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s balance sheet, income statement, comprehensive income/(loss), or cash flows.

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

Stock Repurchases
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1 - April 30, 2025	—	—	—	325,983
May 1 - May 31, 2025	72,585	27.95	72,585	253,398
June 1 - June 30, 2025	63,056	28.08	63,056	190,342
Total	135,641		135,641
(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly-announced programs and/or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under the Company’s equity compensation plans.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
4.3	Indenture dated as of March 17, 2004, between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
4.4	Indenture dated as of June 15, 2006, between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
4.5	Indenture dated as of September 20, 2007, between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
4.6	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.1	Salary Continuation Agreement for James C. Holly (5)*
10.2	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.6	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.7	2007 Stock Incentive Plan (9)
10.8	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.9	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.10	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.11	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.12	2017 Stock Incentive Plan (13)*
10.13	Employment agreements dated as of December 27, 2018, for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.14	Employment agreement dated as of November 15, 2019, for Christopher Treece, Chief Financial Officer (15)*
10.15	Employment agreement dated as of December 14, 2020, for Hugh Boyle, Chief Credit Officer (16)*
10.16	Form Indemnification Agreement dated as of January 28, 2021, for Directors and Executive Officers (17)*
10.17	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (18)*
10.18	First Amendments to employment agreements dated as of January 19, 2023 for Kevin McPhaill, CEO, Christopher Treece, CFO, Hugh Boyle, CCO, and Michael Olague, CBO (23)*
10.19	Split Dollar Agreement for Albert Berra (19)*
10.20	10b5-1 Plan for Lynda Scearcy (21)
10.21	2023 Equity Based Compensation Plan (20) *
10.22	Employment agreement dated as of August 25, 2023, for Natalia Coen, Chief Risk Officer (22)*
10.23	Employment agreement dated as of July 01, 2025, for William Wade, Chief Operating Officer (23)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on May 25, 2022, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021, and incorporated herein by reference.
(5)	Filed as Exhibit 10.7 to the Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference.
(6)	Filed as Exhibits 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006, and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004, and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007, and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017, and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018, and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019, and incorporated by reference.
(16)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021, and incorporated herein by reference.
(18)	Filed as Exhibit 10.25 to the form 10-Q filed with the SEC on November 3, 2022, and incorporated herein by reference.
(19)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023, and incorporated herein by reference.
(20)	Filed as Exhibit 4.1 to the form S-8 filed with the SEC on June 15, 2023, and incorporated herein by reference.
(21)	Filed as Exhibit 10.24 to the form 10-K filed with the SEC on March 3, 2025, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023, and incorporated herein by reference.
(23)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on July 07, 2025 and incorporated herein by reference.

*Indicates Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 1, 2025	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

August 1, 2025	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

August 1, 2025	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer