Form 10-Q
period 2025-09-30
SIERRA BANCORP
filed 2025-10-31
CIK 1130144

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of October 27, 2025, the registrant had 13,482,458 shares of common stock outstanding, including 184,309 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)	(audited)
Cash and due from banks	$81,825	$79,616
Interest-bearing deposits in banks	13,676	21,048
Total cash & cash equivalents	95,501	100,664
Investment securities
Available-for-sale, net of zero allowance for credit losses	596,933	655,967
Held-to-maturity, net of allowance for credit losses of $15	294,511	305,514
Total investment securities	891,444	961,481
Loans, net:
Gross loans	2,491,779	2,331,341
Deferred loan costs, net	9	93
Allowance for credit losses on loans	(25,180)	(24,830)
Net loans	2,466,608	2,306,604
Foreclosed assets	1,839	—
Premises and equipment, net	15,056	15,431
Goodwill	27,357	27,357
Other intangible assets, net	132	618
Bank-owned life insurance	68,727	53,153
Operating right-of-use asset	26,799	28,465
Other assets	115,914	120,498
Total assets	$3,709,377	$3,614,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,072,927	$1,007,208
Interest-bearing	1,859,833	1,884,460
Total deposits	2,932,760	2,891,668
Repurchase agreements	125,749	108,860
Other borrowings	135,000	80,000
Long-term debt	49,461	49,393
Subordinated debentures	35,972	35,838
Allowance for credit losses on unfunded loan commitments	790	710
Operating lease liability	23,112	24,059
Other liabilities	46,450	66,441
Total liabilities	3,349,294	3,256,969

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 13,482,458 and 14,223,046 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	104,012	108,965
Additional paid-in capital	5,081	4,509
Retained earnings	276,155	275,085
Accumulated other comprehensive loss, net	(25,165)	(31,257)
Total shareholders' equity	360,083	357,302
Total liabilities and shareholders' equity	$3,709,377	$3,614,271

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, and 2024

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$32,924	$29,998	$94,708	$83,943
Taxable securities	9,104	11,991	27,539	38,081
Tax-exempt securities	1,580	1,584	4,733	5,164
Federal funds sold and other	329	1,225	1,128	2,065
Total interest income	43,937	44,798	128,108	129,253
Interest expense
Deposits	9,606	11,980	28,304	32,656
Federal funds purchased and repurchase agreements	420	62	1,087	415
Federal Home Loan Bank advances	857	786	2,729	2,954
Long-term debt	429	429	1,289	1,291
Subordinated debentures	657	751	1,965	2,261
Total interest expense	11,969	14,008	35,374	39,577
Net interest income	31,968	30,790	92,734	89,676
Credit loss expense - loans	3,709	1,240	6,880	2,258
Credit loss (benefit) expense - unfunded commitments	(20)	120	80	130
Credit loss benefit - debt securities held-to-maturity	—	(1)	—	(1)
Net interest income after credit loss expense	28,279	29,431	85,774	87,289
Noninterest income
Service charges and fees on deposit accounts	6,065	6,205	17,501	18,114
Net gain (loss) on sale of securities available-for-sale	—	73	124	(2,810)
Net (loss) gain on sale of fixed assets	—	—	(22)	3,799
Increase in cash surrender value of life insurance	410	252	991	733
Earnings on separate account life insurance	608	288	1,078	1,545
Other income	975	971	3,580	2,628
Total noninterest income	8,058	7,789	23,252	24,009
Noninterest expense
Salaries and benefits	12,827	12,363	38,375	37,589
Occupancy and equipment costs	3,234	2,995	9,354	9,173
Other	7,574	7,452	22,090	23,266
Total noninterest expense	23,635	22,810	69,819	70,028
Income before taxes	12,702	14,410	39,207	41,270
Provision for income taxes	3,003	3,807	9,774	11,074
Net income	$9,699	$10,603	$29,433	$30,196

PER SHARE DATA
Book value	$26.71	$24.88	$26.71	$24.88
Cash dividends	$0.25	$0.24	$0.75	$0.70
Earnings per share basic	$0.73	$0.75	$2.17	$2.11
Earnings per share diluted	$0.72	$0.74	$2.15	$2.09
Average shares outstanding, basic	13,361,594	14,188,051	13,582,194	14,331,032
Average shares outstanding, diluted	13,470,658	14,335,706	13,674,934	14,437,786

Total shareholders' equity (in thousands)	$360,083	$358,698	$360,083	$358,698
Shares outstanding	13,482,458	14,414,561	13,482,458	14,414,561
Dividends paid (in thousands)	$3,382	$3,431	$10,346	$10,179

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025, and 2024

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income	$9,699	$10,603	$29,433	$30,196
Other comprehensive income, net of tax:
Unrealized gain on securities:
Unrealized holding gain arising during period	4,963	3,124	8,773	7,704
Less: reclassification adjustment for (gains) losses included in net income (1)	—	(73)	(124)	2,810
Tax effect	(1,468)	(903)	(2,557)	(3,109)
Other comprehensive income, net of tax	3,495	2,148	6,092	7,405
Comprehensive income	$13,194	$12,751	$35,525	$37,601
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. There were no income tax expenses associated with the reclassification adjustment for the three months ended September 30, 2025, and 2024. Income tax expenses (benefits) associated with the reclassification adjustment for the nine months ended September 30, 2025, and 2024 were $37 thousand and $(831) thousand, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025, and 2024

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, June 30, 2024	14,466,873	$107,929	$5,336	$267,478	$(30,723)	$350,020
Net income	—	—	—	10,603	—	10,603
Other comprehensive income, net of tax	—	—	—	—	2,148	2,148
Stock options exercised, net of shares surrendered for cashless exercises	27,449	573	(69)	—	—	504
Restricted shares withheld for taxes	(10,138)	(76)	—	(206)	—	(282)
Restricted stock forfeited / cancelled	(19,919)	—	—	—	—	—
Restricted stock vested in period	—	381	(381)	—	—	—
Stock based compensation - restricted stock	—	—	377	—	—	377
Stock repurchase	(49,704)	(371)	—	(869)	—	(1,240)
Excise tax on stock repurchase	—	(1)	—	—	—	(1)
Cash dividends - $0.24 per share	—	—	—	(3,431)	—	(3,431)
Balance, September 30, 2024	14,414,561	$108,435	$5,263	$273,575	$(28,575)	$358,698

Balance, June 30, 2025	13,681,828	$105,045	$4,968	$274,354	$(28,660)	$355,707
Net income	—	—	—	9,699	—	9,699
Other comprehensive income, net of tax	—	—	—	—	3,495	3,495
Stock options exercised, net of shares surrendered for cashless exercises	9,090	217	—	—	—	217
Restricted shares withheld for taxes	(7,596)	(58)	—	—	—	(58)
Restricted stock forfeited / cancelled	(10,522)	—	—	—	—	—
Restricted stock vested in period	—	323	(323)	—	—	—
Stock based compensation - restricted stock	—	—	436	—	—	436
Stock repurchase	(190,342)	(1,462)	—	(4,516)	—	(5,978)
Excise tax on stock repurchased	—	(53)	—	—	—	(53)
Cash dividends - $0.25 per share	—	—	—	(3,382)	—	(3,382)
Balance, September 30, 2025	13,482,458	$104,012	$5,081	$276,155	$(25,165)	$360,083

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, and 2024

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2023	14,793,832	$110,446	$4,581	$259,050	$(35,980)	$338,097
Net income	—	—	—	30,196	—	30,196
Other comprehensive income, net of tax	—	—	—	—	7,405	7,405
Stock options exercised, net of shares surrendered for cashless exercises	27,449	573	(69)	—	—	504
Restricted stock granted	36,114	—	—	—	—	—
Restricted shares withheld for taxes	(15,200)	(114)	—	(269)	—	(383)
Restricted stock forfeited / cancelled	(20,825)	—	—	—	—	—
Restricted stock vested in period	—	634	(634)	—	—	—
Stock based compensation - stock options	—	—	25	—	—	25
Stock based compensation - restricted stock	—	—	1,360	—	—	1,360
Stock repurchase	(406,809)	(3,034)	—	(5,223)	—	(8,257)
Excise tax on stock repurchase	—	(70)	—	—	—	(70)
Cash dividends - $0.70 per share	—	—	—	(10,179)	—	(10,179)
Balance, September 30, 2024	14,414,561	$108,435	$5,263	$273,575	$(28,575)	$358,698

Balance, December 31, 2024	14,223,046	$108,965	$4,509	$275,085	$(31,257)	$357,302
Net income	—	—	—	29,433	—	29,433
Other comprehensive income, net of tax	—	—	—	—	6,092	6,092
Stock options exercised, net of shares surrendered for cashless exercises	30,200	827	(99)	—	—	728
Restricted stock granted	62,692	—	—	—	—	—
Restricted shares withheld for taxes	(17,201)	(138)	—	(208)	—	(346)
Restricted stock forfeited / cancelled	(13,526)	—	—	—	—	—
Restricted stock vested in period	—	806	(806)	—	—	—
Stock based compensation - stock options	—	—	3	—	—	3
Stock based compensation - restricted stock	—	—	1,474	—	—	1,474
Stock repurchase	(802,753)	(6,156)	—	(17,809)	—	(23,965)
Excise tax on stock repurchase	—	(292)	—	—	—	(292)
Cash dividends - $0.75 per share	—	—	—	(10,346)	—	(10,346)
Balance, September 30, 2025	13,482,458	$104,012	$5,081	$276,155	$(25,165)	$360,083

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025, AND 2024

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$29,433	$30,196
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of securities	(124)	2,810
Realized gain on securities transaction	—	(66)
Loss (gain) on disposal of fixed assets	22	(3,799)
Stock based compensation expense	1,477	1,385
Provision for credit losses on loans	6,880	2,258
(Benefit) provision for credit losses on held-to-maturity securities	—	(1)
Provision for credit losses on unfunded commitments	80	130
Depreciation and amortization	1,567	1,581
Net (accretion) amortization on securities premiums and discounts	(377)	822
Net accretion of premiums/discounts for loans acquired	(201)	(152)
Increase in cash surrender value of life insurance policies	(2,069)	(2,278)
Amortization of core deposit intangible	486	619
Decrease (increase) in interest receivable and other assets	1,523	(8,690)
(Decrease) increase in other liabilities	(21,119)	8,700
Deferred income tax benefit (provision)	690	(425)
Decrease in value of restricted bank equity securities	—	293
Excise tax on stock repurchases	(111)	—
Amortization of debt issuance costs	68	67
Net amortization of variable interest entities	1,480	1,556
Net cash provided by operating activities	19,705	35,006
Cash flows from investing activities:
Maturities and calls of securities available for sale	33,965	82,070
Proceeds from sales of securities available for sale	—	233,187
Purchases of securities available for sale	(288,333)	(109,481)
Principal pay downs on securities available for sale	333,555	125,150
Loan (originations) and payments, net	(168,522)	(236,269)
Purchases of premises and equipment	(1,080)	(905)
Proceeds from sale of premises and equipment	—	4,517
Proceeds from sales of foreclosed assets	—	2,732
Purchase of bank-owned life insurance	(150)	(491)
Purchase of split dollar life insurance policies	(15,000)	—
Investments in variable interest entities	—	(2,196)
Proceeds from BOLI death benefit	1,645	341
Net cash (used in) provided by investing activities	(103,920)	98,655
Cash flows from financing activities:
Increase in deposits	41,092	200,936
Increase (decrease) in Fed funds purchased	25,000	(130,000)
Increase (decrease) in short-term Federal Home Loan Bank advances	30,000	(150,500)
Increase in customer repurchase agreements	16,889	18,413
Cash dividends paid	(10,346)	(10,179)
Repurchase of common stock, net	(24,311)	(8,640)
Stock options exercised	728	504
Net cash provided by (used in) financing activities	79,052	(79,466)

(Decrease) increase in cash and cash equivalents	(5,163)	54,195
Cash and cash equivalents
Beginning of period	100,664	78,602
End of period	$95,501	$132,797
Supplemental disclosure of cash flow information:
Interest paid	$39,656	$37,173
Income taxes paid	$8,483	$7,871
Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	$1,839	$2,732

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”) and has been the Company’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of September 30,  2025, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, the Sacramento area, and neighboring communities. The Bank was incorporated in September 1977 and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. The Company’s growth in the ensuing years has largely been organic in nature but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 35 full-service branches and an online branch and maintains ATMs at all but one branch location as well as at seven non-branch locations. Moreover, the Bank has specialized lending units which focus on commercial and industrial, commercial real estate, and mortgage warehouse borrowers. To support organic growth in the commercial lending sectors the Bank opened a loan production office in Templeton, CA in April 2022. The Company had total assets of $3.7 billion at September 30, 2025. The Company’s deposit accounts, which totaled $2.9 billion at September 30, 2025, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through October 31, 2025, and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2024 have been reclassified to be consistent with the reporting for 2025, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”).

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

Note 4 – Share Based Compensation

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 157,400 shares granted under the 2017 Plan and options to purchase 52,000 shares that were granted under the 2007 Plan were still outstanding as of September 30, 2025, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of September 30, 2025 was 269,857. Any unexercised, unvested, or undistributed portion of any expired, cancelled, terminated, or forfeited awards under the Company’s 2017 Plan are added to the number of shares available to grant under the 2023 Plan. There were 28,920 unvested Restricted Stock Awards issued under the 2017 Plan and 137,904 unvested Restricted Stock Awards issued under the 2023 Equity Compensation Plan at September 30, 2025, and are included in shares outstanding. The potential dilutive impact of unexercised stock options and unvested restricted stock is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in the income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilized a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.4 million was reflected in the Company’s income statement during the third quarters of 2025 and 2024, as expense related to stock options and restricted stock awards. For the first nine months of  2025 and 2024, the charges totaled $1.5 million and $1.4 million, respectively.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures, provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 62,692 shares granted to employees of the Company during the first nine months of 2025. As of September 30, 2025, there was $2.3 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 and 2023 plans. That cost is expected to be amortized over a weighted average period of 2.1 years.

The Company’s restricted stock award activity for the nine months ended September 30, 2025, and 2024 is summarized below (unaudited):

	Nine months ended September 30,
	2025		2024
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	173,970	$20.75	238,179	$20.30
Granted	62,692	30.94	36,114	19.10
Vested	(38,827)	19.66	(31,222)	19.64
Forfeited	(13,526)	20.69	(21,185)	20.39
Unvested shares, September 30,	184,309	$24.83	221,886	$20.18

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

The Company’s stock option activity during the nine months ended September 30, 2025, and 2024 are summarized below (dollars in thousands, except per share data, unaudited):

	Nine months ended September 30,
	2025				2024
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	239,600	$26.50		$580	343,449	$25.02		$447
Exercised	(30,200)	$24.10		$206	(27,449)	$18.38		$253
Forfeited/Expired	—	$—		$—	(15,200)	$27.43		$4
Outstanding at September 30,	209,400	$26.85	3.11	$432	300,800	$25.51	3.65	$1,013
Exercisable at September 30,	209,400	$26.85	3.11	$432	294,800	$25.48	3.62	$1,003
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the option holders had all option holders exercised their options on the last day of the period. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 13,361,594 weighted average shares outstanding during the third quarter of 2025 and 14,188,051 during the third quarter of 2024, while there were 13,582,194 weighted average shares outstanding during the first nine months of 2025 and 14,331,032 during the first nine months of 2024.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the third quarter of 2025, calculations under the treasury stock method resulted in the equivalent of 109,064 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while 83 shares were excluded from the calculation due to being underwater and thus anti-dilutive. For the third quarter of 2024 the equivalent of 147,655 shares were added in calculating diluted earnings per share, while zero shares were excluded from the calculation due to being underwater and thus anti-dilutive. Likewise, for the first nine months of

2025 the equivalent of 92,740 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of no options that were anti-dilutive for the period, compared to the addition of the equivalent of 106,754 shares and non-inclusion of 255,414 anti-dilutive options in calculating diluted earnings per share for first nine months of 2024.

Note 6 – Comprehensive Income

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income. The Company’s only source of other comprehensive income is unrealized gains and losses derived from available-for-sale investment securities, including those securities that were transferred to held-to-maturity. See Note 9 for additional details. Investment gains or losses that were realized and reflected in net income of the current period, which had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive income in the current period.

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

	September 30, 2025	December 31, 2024
Commitments to extend credit	$637,544	$636,447
Standby letters of credit	$4,280	$5,046

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: mortgage warehouse lines; home equity lines of credit; commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit; unsecured personal lines of credit; and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse lines which are in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $308.8 million at September 30, 2025, and $311.6 million at December 31, 2024.

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

At September 30, 2025, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	September 30, 2025
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$95,501	$95,501	$—	$—	$95,501
Investment securities available-for-sale	$596,933	$—	$595,701	$1,232	$596,933
Investment securities held-to-maturity	$294,511	$—	$285,531	$—	$285,531
Loans held for investment, net	$2,466,608	$—	$—	$2,366,889	$2,366,889

Financial liabilities:
Deposits	$2,932,760	$1,072,927	$1,859,810	$—	$2,932,737
Repurchase agreements	$125,749	$—	$102,224	$—	$102,224
Other borrowings	$135,000	$—	$134,897	$—	$134,897
Long-term debt	$49,461	$—	$48,167	$—	$48,167
Subordinated debentures	$35,972	$—	$35,823	$—	$35,823

	December 31, 2024
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$100,664	$100,664	$—	$—	$100,664
Securities available-for-sale	$655,967	$—	$600,314	$55,653	$655,967
Securities held-to-maturity	$305,514	$—	$291,028	$—	$291,028
Loans held for investment, net	$2,306,604	$—	$11,529	$2,161,917	$2,173,446

Financial liabilities:
Deposits	$2,891,668	$1,007,208	$1,904,840	$—	$2,912,048
Repurchase agreements	$108,860	$—	$91,585	$—	$91,585
Other borrowings	$80,000	$—	$79,054	$—	$79,054
Long-term debt	$49,393	$—	$46,713	$—	$46,713
Subordinated debentures	$35,838	$—	$35,299	$—	$35,299

For financial asset categories carried on the consolidated balance sheet at fair value and measured on a recurring basis as of September 30, 2025, and December 31, 2024, the Company used the following methods and significant assumptions:

●	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities. For securities where quoted prices or market prices of similar securities are not available, fair values are estimated using broker expertise and other market indicators (Level 3). For bonds that are hand priced, actual recent trades for the exact bond are used in determining the price, adjusted for changes in market conditions since the time of the observable trade. For bonds, where no recent observable trades have occurred, our brokers consider recent trades made for similar bonds, issued by banks with similar financial position or credit and adjusted for changes in conditions since the time of the observable trades. Significant changes in any of those inputs in isolation would have resulted in a significantly higher or lower fair value measurement.

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2025, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$42,183	$—	$42,183	$—
Mortgage-backed securities	—	198,600	—	198,600	—
State and political subdivisions	—	45,797	—	45,797	—
Corporate bonds	—	78,985	1,232	80,217	—
Collateralized loan obligations	—	230,136	—	230,136	—
Total available-for-sale securities	$—	$595,701	$1,232	$596,933	$—

	Fair Value Measurements at December 31, 2024, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$50,153	$—	$50,153	$—
Mortgage-backed securities	—	93,503	—	93,503	—
State and political subdivisions	—	40,803	—	40,803	—
Corporate bonds	—	2,909	55,653	58,562	—
Collateralized loan obligations	—	412,946	—	412,946	—
Total available-for-sale securities	$—	$600,314	$55,653	$655,967	$—

The following tables present quantitative information about recurring Level 3 fair value measurements at September 30, 2025, and December 31, 2024 (dollars in thousands):

Range
	Fair	Valuation	Unobservable			Weighted
September 30, 2025	Value	Technique(s)	Input(s)	Min	Max	Average
Corporate Bonds	$1,232	Broker estimate	Discount rate	N/A	N/A	N/A

Range
	Fair	Valuation	Unobservable			Weighted
December 31, 2024	Value	Technique(s)	Input(s)	Min	Max	Average
Corporate Bonds	$55,653	New issue pricing	Risk appetite	N/A	N/A	N/A
		Secondary market pricing	Market volatility
Credit quality of issuer
Credit spread

The significant unobservable inputs utilized in the fair value measurement of the Company’s corporate bonds included risk profile and market conditions, and are not quantifiable inputs. Differing unobservable input assumptions, for example a change in market conditions, may have resulted in reduced or increased fair value.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2025, and 2024:

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Corporate Bonds
	2025	2024
Balance of recurring Level 3 assets at January 1,	$55,653	$52,040
Total gains or losses for the period:
Included in other comprehensive income	132	4,317
Transfers out of Level 3	(54,553)	—
Balance of recurring Level 3 assets at September 30,	$1,232	$56,357

Corporate bonds with a fair value of $54.5 million as of December 31, 2024 were transferred from Level 3 to Level 2 in the third quarter of 2025 because observable market data became available for the securities.

For financial asset categories carried on the consolidated balance sheet at fair value and measured on a nonrecurring basis as of September 30, 2025, and December 31, 2024, the Company used the following methods and significant assumptions:

●	Individually evaluated collateral dependent loans: Individually evaluated collateral dependent loans are measured based on the fair value of collateral when foreclosure is probable, or repayment is expected through the sale or operation of collateral and borrower is experiencing financial difficulty. For real estate loans, fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 10% of the appraised value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on Management’s historical knowledge, changes in market conditions from the time of the valuation, and Management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis and adjusted in accordance with the allowance for credit losses policy

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

Fair Value Measurements at September 30, 2025, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Other commercial (1)	$—	$—	$—	$—
Total assets measured on a nonrecurring basis	$—	$—	$—	$—
(1)	At September 30, 2025 the Company had one individually evaluated collateral dependent loan classified as other commercial with a fair value of zero within Level 3 of the fair value hierarchy.

	Fair Value Measurements at December 31, 2024, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Other commercial	$—	$11,529	$—	$11,529
Total assets measured on a nonrecurring basis	$—	$11,529	$—	$11,529

The table above includes collateral dependent loan balances for which a specific reserve has been established. Information on the Company’s total collateral dependent loan balances and specific loss reserves associated with those balances is included in Note 10 below.

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

Amortized Cost and Estimated Fair Value

(dollars in thousands, unaudited)

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$42,498	$24	$(339)	$—	$42,183
Mortgage-backed securities	198,620	1,818	(1,838)	—	198,600
State and political subdivisions	52,680	5	(6,888)	—	45,797
Corporate bonds	84,787	254	(4,824)	—	80,217
Collateralized loan obligations	229,418	723	(5)	—	230,136
Total available-for-sale securities	$608,003	$2,824	$(13,894)	$—	$596,933

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,545	$—	$(408)	$4,137	$—
Mortgage-backed securities	118,836	11	(7,639)	111,208	—
State and political subdivisions	171,145	193	(1,152)	170,186	(15)
Total held-to-maturity securities	$294,526	$204	$(9,199)	$285,531	$(15)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$50,761	$—	$(608)	$—	$50,153
Mortgage-backed securities	97,113	116	(3,726)	—	93,503
State and political subdivisions	48,119	7	(7,323)	—	40,803
Corporate bonds	66,308	—	(7,746)	—	58,562
Collateralized loan obligations	411,729	1,217	—	—	412,946
Total available-for-sale securities	$674,030	$1,340	$(19,403)	$—	$655,967

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,819	$—	$(592)	$4,227	$—
Mortgage-backed securities	128,974	—	(13,986)	114,988	—
State and political subdivisions	171,736	229	(152)	171,813	(15)
Total held-to-maturity securities	$305,529	$229	$(14,730)	$291,028	$(15)

An unrealized loss of $24.7 million and $26.3 million on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of September 30, 2025, and December 31, 2024, respectively, and is included in accumulated other comprehensive loss, net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income (loss) each increasing over time.

The Company elected the practical expedient available under the current expected credit losses (“CECL”) accounting standard to exclude accrued interest receivable from the amortized cost basis of all categorizations of investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable is included in other assets on the Company’s consolidated balance sheet and as of September 30, 2025, measured at $5.8 million and $1.6 million for available-for-sale securities and held-to-maturity securities, respectively. Accrued interest receivable as of December 31, 2024, on these same classes of investment securities measured at $7.5 million and $2.4 million, respectively. During the three-and-nine month periods ending September 30, 2025 and 2024, no interest receivable on available-for-sale or held-to-maturity securities was reversed against interest income and the Company did not have any held-to-maturity debt securities past due.

A discounted cash-flow reserve calculation is performed on securities designated as held-to-maturity on a quarterly basis. As of September 30, 2025 and December 31, 2024, an allowance for credit losses of $15 thousand had been established on the Company’s held-to-maturity portfolio. Because of the implicit and explicit guarantees of the U.S. government on the agency and mortgage-backed securities there is no expectation of future losses and no allowance for credit losses has been established for these securities.

The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by nationally recognized statistical rating organizations (“NRSRO”) credit rating:

Held-To-Maturity by Credit Rating

(dollars in thousands, unaudited)

	Held-To-Maturity
	September 30, 2025	December 31, 2024
State and political subdivisions
AAA/Aaa	$59,380	$59,408
AA/Aa	110,307	110,858
A/A2	526	533
Not rated	932	937
Total	$171,145	$171,736

For available-for-sale debt securities in an unrealized loss position for which Management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available-for-sale debt securities in an unrealized loss position, which do not meet the previously outlined criteria, Management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, Management considers the extent to which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If Management’s evaluation indicates that a credit loss exists, then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an ACL is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income (loss).

The following table summarizes available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded:

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		September 30, 2025
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	7	$(304)	$27,196	$(35)	$2,965	$(339)	$30,161
Mortgage-backed securities	55	(815)	50,940	(1,023)	28,428	(1,838)	79,368
State and political subdivisions	56	(76)	8,435	(6,812)	35,149	(6,888)	43,584
Corporate bonds	66	(399)	18,886	(4,425)	45,777	(4,824)	64,663
Collateralized loan obligations	2	(5)	17,495	—	—	(5)	17,495
Total available-for-sale	186	$(1,599)	$122,952	$(12,295)	$112,319	$(13,894)	$235,271

		December 31, 2024
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	11	$(608)	$48,155	$—	$—	$(608)	$48,155
Mortgage-backed securities	54	(2,952)	64,419	(774)	8,032	(3,726)	72,451
State and political subdivisions	52	(33)	3,087	(7,290)	34,612	(7,323)	37,699
Corporate bonds	52	(12)	1,359	(7,734)	55,653	(7,746)	57,012
Collateralized loan obligations	—	—	—	—	—	—	—
Total available-for-sale	169	$(3,605)	$117,020	$(15,798)	$98,297	$(19,403)	$215,317

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Proceeds from sales, calls and maturities of securities available for sale	$22,490	$24,525	$33,490	$315,257
Gross gains on sales, calls and maturities of securities available for sale	—	73	124	—
Gross losses on sales, calls and maturities of securities available for sale	—	—	—	(2,810)
Net gain (loss) on sale of securities available for sale	$—	$73	$124	$(2,810)

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at September 30, 2025, and December 31, 2024 (dollars in thousands), are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

	September 30, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$11,999	$12,032	$827	$830
Maturing after one year through five years	19,853	20,040	4,405	4,281
Maturing after five years through ten years	75,503	70,409	18,450	17,593
Maturing after ten years	72,610	65,716	152,008	151,619
Securities not due at a single maturity date:
Mortgage-backed securities	198,620	198,600	118,836	111,208
Collateralized loan obligations	229,418	230,136	—	—
Total	$608,003	$596,933	$294,526	$285,531

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$—	$—	$—	$—
Maturing after one year through five years	4,590	4,318	2,700	2,666
Maturing after five years through ten years	84,863	77,028	18,708	17,135
Maturing after ten years	75,735	68,172	155,147	156,239
Securities not due at a single maturity date:
Mortgage-backed securities	97,113	93,503	128,974	114,988
Collateralized loan obligations	411,729	412,946	—	—
Total	$674,030	$655,967	$305,529	$291,028

At September 30, 2025, the Company’s investment portfolio included 227 municipal bonds issued by 192 different government municipalities and agencies located within 28 different states, with an aggregate fair value of $216.0 million. The largest exposure to any single municipality or agency was a combined $5.1 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 92 subordinated debentures issued by bank-holding companies totaling $80.2 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for the Company’s largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	September 30, 2025		December 31, 2024
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$86,973	$83,262	$82,769	$79,472
California	51,001	48,367	51,222	48,131
Other (22 & 20 states, respectively)	60,243	59,609	60,422	60,169
Total general obligation bonds	198,217	191,238	194,413	187,772

Revenue bonds
State of issuance
Texas	5,534	5,197	5,434	5,261
California	3,582	3,555	3,576	3,440
Other (13 & 11 states, respectively)	16,492	15,993	16,432	16,143
Total revenue bonds	25,608	24,745	25,442	24,844
Total obligations of states and political subdivisions	$223,825	$215,983	$219,855	$212,616

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	September 30, 2025		December 31, 2024
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$9,279	$8,806	$9,194	$8,892
Lease	3,914	4,054	3,613	3,755
Sewer	3,712	3,704	3,923	4,141
Sales tax revenue	1,687	1,612	1,688	1,588
Local or GTD housing	1,024	843	—	—
Other (9 and 10 sources, respectively)	5,992	5,726	7,024	6,468
Total revenue bonds	$25,608	$24,745	$25,442	$24,844

Low-Income Housing Tax Credit (“LIHTC”) Fund Investments

The Company has the ability to invest in limited partnerships which own housing projects that qualify for federal and/or California state tax credits by mandating a specified percentage of low-income tenants for each project. The primary investment return comes from tax credits that flow through to investors. Because rent levels are lower than standard market rents and the projects are generally highly leveraged, each project also typically generates tax-deductible operating losses allocated to the limited partners for tax purposes.

The Company currently has investments in eight different LIHTC fund limited partnerships made in 2014, 2015, two in 2022, one in 2023, and three in 2024, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act. The Company utilized the cost method of accounting for LIHTC fund investments, which were initially recorded on the consolidated balance sheet as an asset representing the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement reflects tax credits and any other tax benefits from these investments “below the line” within income tax provision, while the initial book value of the investment is amortized on the proportional amortization method as a “below the line” expense, over the time period in which the tax credits and tax benefits are expected to be received.

As of September 30, 2025, the Company’s total LIHTC investment book balance was $23.2 million, which is included in “Other Assets” on the consolidated balance sheet. This investment is offset by $11.8 million in remaining commitments for additional capital contributions, which is included in “Other Liabilities” on the consolidated balance sheet. There were approximately $2.2 million in tax credits derived from the Company’s LIHTC investments that were recognized during the nine months ended September 30, 2025, and “below the line” amortization expense of $2.2 million associated with those investments was recorded for the same time period. LIHTC investments are evaluated annually for potential impairment, and the Company concluded the carrying value of the investments is stated fairly and is not impaired.

As of December 31, 2024, the Company’s total LIHTC investment book balance was $25.4 million, which includes $20.5 million in remaining commitments for additional capital contributions. There were $1.8 million in tax credits derived from LIHTC investments recognized during the year ended December 31, 2024; “below the line” amortization expense of $1.9 million associated with those investments was netted against pre-tax noninterest income for the same time period.

The Company’s investments in qualified affordable housing projects and small business investment companies meet the definition of a variable interest entity, as the entities are structured such that the limited partner investors lack substantive voting rights. Pursuant to the FASB standard on the consolidation of variable interest entities, these investments are not reflected on a consolidated basis in the Company’s financial statements.

Note 10 – Loans and Allowance for Credit Losses

The ACL on the loan portfolio is a valuation allowance deducted from the recorded balance in loans. Under CECL, the ACL represents principal which is not expected to be collected over the contractual life of the loans, adjusted for expected prepayments. The ACL is increased by a provision for credit losses charged to expense and by principal recovered on charged-off balances. It is reduced by principal charge-offs. The amount of the allowance is based on Management’s evaluation of the collectability of the loan portfolio, using information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Adjustments are also made for changes in risk profile, credit concentrations, historical trends, and other economic conditions.

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and, as a result, did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on loans of $7.7 million and $6.1 million at September 30, 2025, and December 31, 2024, respectively is included in other assets on the Company’s consolidated balance sheet.

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the ACL at the portfolio segment level. Unless specifically noted otherwise, the disclosures in this footnote are prepared on an amortized cost basis.

Loan Distribution
(dollars in thousands, unaudited)
	September 30, 2025	December 31, 2024
Real estate:
Residential real estate	$363,197	$381,438
Commercial real estate	1,407,083	1,360,374
Other construction/land	13,503	5,458
Farmland	67,704	77,388
Total real estate	1,851,487	1,824,658
Other commercial	184,756	177,013
Mortgage warehouse lines	452,683	326,400
Consumer loans	2,853	3,270
Subtotal	2,491,779	2,331,341
Net deferred loan costs	9	93
Loans, amortized cost basis	2,491,788	2,331,434
Allowance for credit losses	(25,180)	(24,830)
Net Loans	$2,466,608	$2,306,604

The Company places a loan on nonaccrual status when Management has determined full repayment of principal and collection of contractually agreed upon interest is unlikely or the loan in question has become delinquent more than 90 days. The Company may decide it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. For loans with an interest reserve (i.e., loan proceeds are advanced to the borrower to make interest payments) all interest recognized from the inception of the loan is reversed when the loan is placed on nonaccrual. Once a loan is on nonaccrual status, subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Generally, loans are not restored to accrual status until the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonaccrual Loans
(dollars in thousands, unaudited)
	September 30, 2025
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$218	$—	$218	$—
Farmland	1,717	—	1,717	—
Total real estate	1,935	—	1,935	—
Other commercial	8,254	3,817	12,071	—
Total	$10,189	$3,817	$14,006	$—

	December 31, 2024
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$23	$—	$23	$—
Farmland	5,105	—	5,105	—
Total real estate	5,128	—	5,128	—
Other commercial	—	14,540	14,540	—
Total	$5,128	$14,540	$19,668	$—

The Company did not recognize any interest on nonaccrual loans during the three or nine months ended September 30, 2025, and 2024, and would have recognized an additional $0.9 million and $0.1 million in interest income on nonaccrual loans during the third quarter of 2025 and 2024, respectively, had those loans not been designated as nonaccrual. For the year-to-date periods of 2025 and 2024, the Company would have recognized an additional $0.3 million and $0.4 million, respectively, in interest income on nonaccrual loans had those loans not been designated as nonaccrual. Due to loans being placed on nonaccrual status, during the third quarter of 2025, $0.1 million of interest receivable on loans was reversed against interest income, as compared to an immaterial amount during the third quarter of 2024. During the first nine months of 2025, and 2024, $0.3 million and $0.2 million, respectively, of interest receivable on loans was reversed against interest income.

The following table presents the amortized cost basis of collateral-dependent loans by class as of September 30, 2025, and December 31, 2024:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	September 30, 2025		December 31, 2024
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$218	$—	$23	$—
Farmland	1,717	—	5,105	—
Total real estate	1,935	—	5,128	—
Other commercial	11,737	3,482	14,529	3,000
Total Loans	$13,672	$3,482	$19,657	$3,000

During the first nine months of 2025 the amortized cost balance of collateral-dependent loans decreased by $6.0 million due primarily to a $5.3 million charge-off on agriculture production loan in the other commercial category, principal payments received on the same agricultural production loan, offset by a commercial real estate relationship secured by a hotel property which was placed on nonaccrual status. The weighted average loan-to-value ratio of collateral-dependent loans was 81.1% at September 30, 2025. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of September 30, 2025, and December 31, 2024.

Past Due Loans
(dollars in thousands, unaudited)
	September 30, 2025
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$22	$173	$198	$393	$363,884	$364,277
Commercial real estate	—	—	—	—	1,404,681	1,404,681
Other construction/land	—	—	—	—	13,420	13,420
Farmland	—	—	1,717	1,717	66,143	67,860
Total real estate	22	173	1,915	2,110	1,848,128	1,850,238
Other commercial	—	8,259	3,817	12,076	173,882	185,958
Mortgage warehouse lines	—	—	—	—	452,683	452,683
Consumer loans	2	5	—	7	2,902	2,909
Total Loans	$24	$8,437	$5,732	$14,193	$2,477,595	$2,491,788

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$879	$215	$—	$1,094	$381,413	$382,507
Commercial real estate	—	—	—	—	1,357,833	1,357,833
Other construction/land	—	—	—	—	5,472	5,472
Farmland	3,335	—	—	3,335	74,212	77,547
Total real estate	4,214	215	—	4,429	1,818,930	1,823,359
Other commercial	258	15	—	273	178,058	178,331
Mortgage warehouse lines	—	—	—	—	326,400	326,400
Consumer loans	4	—	—	4	3,340	3,344
Total Loans	$4,476	$230	$—	$4,706	$2,326,728	$2,331,434

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

There was an immaterial amount of term extensions for the three months ended September 30, 2025, and none for the three months ended September 30, 2024. The following tables present the amortized cost basis of loans at September 30, 2025, and 2024, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025, and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands, unaudited):

	Nine months ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	$—	$—	$270	$219	0.26%
Total	$—	$—	$270	$219	0.02%

	Nine months ended September 30, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Real estate:
Other construction/land	$—	$—	$224	$—	3.98%
Farmland	—	—	299	—	0.37%
Total real estate	—	—	523	—	0.03%
Other commercial	—	—	153	—	0.09%
Total	$—	$—	$676	$—	0.03%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025, and 2024 (dollars in thousands, unaudited):

	Three months ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	0.31%	7.48

	Three months ended September 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Farmland	$—	—	10.00

	Nine months ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	0.31%	7.27

	Nine months ended September 30, 2024
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Other construction/land	$—	—	3.00
Farmland	$—	—	10.00
Other commercial	$—	—	3.99

There were no payment defaults on loans previously modified in the preceding 12 months for either of the periods ending September 30, 2025, and 2024. For the purpose of this disclosure, the Company defines a payment default as 90 days past due. The Company had $0.1 million in additional funds committed on loans which have been modified to borrowers experiencing financial difficulty as of September 30, 2025, and none as of September 30, 2024.

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, and substandard to characterize and qualify the associated credit risk. Loans classified as “loss” are immediately charged off. The Company uses the following definitions of risk classifications:

●	Pass: Includes larger, non-homogeneous loans not meeting the risk rating definitions below and smaller, homogeneous loans not assessed on an individual basis.
●	Special Mention: Includes loans with a potential weakness that deserves Management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.
●	Substandard: Includes loans with clear and well-defined weaknesses, such as a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources, or poor financial condition, which may jeopardize ultimate recoverability of the debt.

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$—	$—	$—	$91,005	$210,537	$49,039	$9,171	$3,751	$363,503
Special mention	—	—	—	—	—	337	—	23	360
Substandard	—	—	—	—	—	230	34	150	414
Subtotal	—	—	—	91,005	210,537	49,606	9,205	3,924	364,277
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	119,488	146,658	99,009	195,626	44,113	705,182	28,875	—	1,338,951
Special mention	—	—	—	16,538	—	31,343	—	—	47,881
Substandard	—	—	—	—	—	17,849	—	—	17,849
Subtotal	119,488	146,658	99,009	212,164	44,113	754,374	28,875	—	1,404,681
Current period gross charge-offs	1,165	—	—	—	—	—	—	—	1,165

Other construction/land
Pass	—	8,785	—	—	—	4,635	—	—	13,420
Subtotal	—	8,785	—	—	—	4,635	—	—	13,420
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Farmland
Pass	3,370	14,423	4,951	8,587	10,875	12,068	10,854	623	65,751
Special mention	—	—	—	—	—	357	—	—	357
Substandard	—	—	1,717	—	—	35	—	—	1,752
Subtotal	3,370	14,423	6,668	8,587	10,875	12,460	10,854	623	67,860
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other commercial
Pass	6,659	6,263	6,217	3,075	545	14,235	130,711	1,678	169,383
Special mention	134	12	—	14	—	—	4,313	19	4,492
Substandard	—	13	194	140	—	—	8,254	3,482	12,083
Subtotal	6,793	6,288	6,411	3,229	545	14,235	143,278	5,179	185,958
Current period gross charge-offs	92	25	5,365	—	7	1	16	—	5,506

Mortgage warehouse lines
Pass	—	—	—	—	—	—	452,683	—	452,683
Subtotal	—	—	—	—	—	—	452,683	—	452,683
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer loans
Pass	801	50	245	59	32	111	1,583	—	2,881
Special mention	—	—	9	—	—	5	2	—	16
Substandard	—	—	12	—	—	—	—	—	12
Subtotal	801	50	266	59	32	116	1,585	—	2,909
Current period gross charge-offs (1)	652	6	1	1	—	31	36	—	727

Total	$130,452	$176,204	$112,354	$315,044	$266,102	$835,426	$646,480	$9,726	$2,491,788
(1)	Consumer overdrafts are included in consumer loans and make up the majority of the gross charge-offs in the period for this loan class.

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

Purchased credit deteriorated (“PCD”) loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. As of September 30, 2025, the Company had no loans categorized as PCD.

The model used for calculating the Company’s ACL is reviewed and revised periodically, most recently a full review with modifications in the third quarter of 2024, with a partial review and minimal modifications completed in the third quarter of 2025. In the most recent full review, the Company changed to a Multi-Factor Regression Model from a Single-Factor Regression Model used in previous periods. Additionally, legacy peer groups were expanded to include California banks with an asset size between $1.5 billion to $10 billion. The Company’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL adjusted through an entry to the provision (benefit) for credit losses. For purposes of estimating the Company’s ACL, Management generally evaluates collectively evaluated loans by call code in order to group loans with similar risk characteristics together; however, Management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, with the exception of Farmland, Agricultural Production and Consumer loans, using a discounted cash flow (“DCF”) methodology. For Farmland, Agricultural Production, and Consumer categories, a Remaining Life methodology is utilized.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss-rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are updated periodically, in order to pull in more recent loss-rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. Management may update prepayment assumptions when changing conditions impact Management’s estimate or additional historical data indicates a reevaluation is warranted. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory, which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code multiple factor regression models utilized as of September 30, 2025, for Residential Real Estate loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and House Price Index (HPI). The call code multiple factor regression models utilized as of September 30, 2025, for Commercial Real Estate and Other Construction loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and Gross Domestic Product (GDP). Management selected the National Unemployment Rate, HPI, and GDP as the drivers of quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (FOMC) forecast and given the widespread familiarity of stakeholders with these economic metrics.

The quantitative reserves for Farmland, Agricultural Production and Consumer loans are calculated using a Remaining Life methodology where the Company’s average historical loss-rates are applied to expected loan balances over an estimated remaining life of loans in calculation of the quantitative portion of collectively evaluated loans in these classes. The estimated remaining life is calculated using historical peer data. For the Farmland, Agricultural Production and Consumer classes of loans, reasonable and supportable forecasts of the National Unemployment Rate, real GDP and the housing price index are considered through estimation of qualitative reserves.

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

The qualitative portion of the Company’s reserves on collectively evaluated loans are calculated using a combination of numeric frameworks and Management judgment to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative reserves is also contingent upon the historical peer, life-of-loan-equivalent, loss-rate ranges, and the relative weighting of Q-factors according to Management’s judgment.

Although collectively evaluated reserves are generally calculated separately at the call code or loan class level, Management has grouped loan classes with similar risk characteristics into the following portfolio segments:

●	Residential Real Estate
●	Commercial Real Estate
●	Farmland & Agricultural Production
●	Commercial & Industrial
●	Mortgage Warehouse
●	Consumer

Loans secured by Residential Real Estate have a different profile from those secured by Commercial Real Estate. Generally, the borrowers for Residential Real Estate loans are consumers, whereas borrowers for Commercial Real Estate are often businesses. The COVID-19 pandemic illustrated how these different categories of real estate loans were subject to different risks, which was exacerbated by the widespread work-from-home model adopted by many companies during and since the pandemic. Farmland and Agricultural Production loans are included in a single segment as these loans are oftentimes to the same borrowers, facing the same risks relating to commodity prices, water supply and drought conditions, in addition to other environmental concerns. Commercial & Industrial loans are separated into a separate segment given the uniqueness of these loans, which are often revolving and secured by business assets other than real estate. Mortgage Warehouse loans warrant presentation as an individual portfolio segment given the specific nature of these constantly revolving lines to mortgage originators and due to a very limited loss history, even after consideration of peer data. Finally, Consumer loans are split out as a result of the small balance, homogeneous terms that characterize these loans.

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of September 30, 2025 and 2024, the only loans Management considered to have different risk characteristics from other loans sharing the same  call report code were loans designated as nonaccrual.

The following tables present the activity in the allowance for credit losses by portfolio segment for the quarters ended September 30, 2025, and 2024:

Allowance for Credit Losses

(dollars in thousands, unaudited)

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance June 30, 2025	$1,694	$17,335	$521	$1,571	$451	$108	$21,680
Charge-offs	—	(18)	—	(31)	—	(231)	(280)
Recoveries	—	—	—	10	—	61	71
(Benefit) provision for credit losses	(294)	(524)	4,081	216	55	175	3,709
Balance September 30, 2025	$1,400	$16,793	$4,602	$1,766	$506	$113	$25,180

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance June 30, 2024	$2,522	$16,666	$637	$814	$685	$316	$21,640
Charge-offs	—	31	—	(39)	—	(389)	(397)
Recoveries	—	—	—	16	—	211	227
(Benefit) provision for credit losses	(885)	1,445	174	485	(218)	239	1,240
Balance September 30, 2024	$1,637	$18,142	$811	$1,276	$467	$377	$22,710

The following tables present the activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2025, and 2024:

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2024	$1,808	$17,143	$3,827	$1,282	$398	$372	$24,830
Charge-offs	—	(1,165)	(5,300)	(206)	—	(727)	(7,398)
Recoveries	—	—	410	35	—	423	868
(Benefit) provision for credit losses	(408)	815	5,665	655	108	45	6,880
Balance September 30, 2025	$1,400	$16,793	$4,602	$1,766	$506	$113	$25,180

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2023	$2,727	$18,554	$586	$1,148	$174	$311	$23,500
Charge-offs	—	(2,438)	(410)	(365)	—	(1,126)	(4,339)
Recoveries	60	—	—	559	—	672	1,291
(Benefit) provision for credit losses	(1,150)	2,026	635	(66)	293	520	2,258
Balance September 30, 2024	$1,637	$18,142	$811	$1,276	$467	$377	$22,710

Note 11 – Goodwill

The balance of goodwill at the three-and-nine months beginning and ended September 30, 2025, and 2024 was $27.4 million. There was no acquired goodwill for the three-and-nine months ended September 30, 2025, and 2024.

The Company performs its annual goodwill impairment tests annually, or more often if events or circumstances indicate the carrying value may not be recoverable. The annual assessment date was changed to October 1 in 2023 to allow more time for evaluation of impairment.

The Company performed its annual Step 1 goodwill impairment assessment subsequent to the September 30, 2025 period end, effective as of October 1, 2025, using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level, exceeded the carrying value. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2025 and has concluded no such events have occurred. Therefore, goodwill was not impaired as of September 30, 2025, and there were no impairment charges related to the Company’s goodwill recorded during the three-and-nine months ended September 30, 2025, and 2024.

Note 12 – Borrowings and Other Arrangements

Repurchase Agreements – Repurchase agreements represent “sweep accounts,” where commercial deposit balances above a specified threshold are transferred at the close of each business day into separate non-deposit accounts. Customers use balances of the non-deposit accounts to purchase government bonds from the Company daily, subject to an agreement from the Company to repurchase such securities the next business day. Repurchase agreements totaled $125.7 million at September 30, 2025, relative to a balance of $108.9 million at December 31, 2024.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term Secured Overnight Financing Rate (“SOFR”) until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, was $49.5 million at September 30, 2025, and $49.4 million at December 31, 2024.

Subordinated Debentures – Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the SOFR, effective June 30, 2023. At September 30, 2025, and December 31, 2024, the Company’s trust preferred securities totaled $36.0 million and $35.8 million, respectively.

The following table summarizes the Company’s other borrowings as of September 30, 2025, and December 31, 2024:

	September 30, 2025		December 31, 2024
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Fed funds purchased	$25,000	4.52%	$—	6.56%
Short-term FHLB advance	30,000	4.57%	—	5.46%
Long-term FHLB advance	80,000	3.91%	80,000	3.91%
Total other borrowings	$135,000	4.11%	$80,000	3.97%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased – The Company had lines of credit with its correspondent banks which, in the aggregate, amounted to $485.8 million unsecured and $25.0 million secured at September 30, 2025, and December 31, 2024, at fixed interest rates which vary with market conditions. There was $25.0 million in outstanding overnight balances under these lines of credit at September 30, 2025, and none at December 31, 2024.

Secured FHLB Borrowings – At September 30, 2025, and December 31, 2024, the Company had secured available lines of credit with the FHLB totaling $623.8 million and $629.1 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Reserve Line of Credit – The Company has an available line of credit with the FRB of San Francisco secured by certain loans and investments. At September 30, 2025, and December 31, 2024, the Company had borrowing capacity under this line totaling $266.4 million and $298.3 million, respectively. The Company had no outstanding borrowings on this line of credit as of September 30, 2025, and December 31, 2024.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income.  Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at September 30, 2025, September 30, 2024, and December 31, 2024. The following table presents the Company’s sources of noninterest income. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,357	$1,458	$3,856	$4,136
Other service charges on deposits	2,681	2,713	7,609	7,884
Debit card interchange income	2,027	2,034	6,036	6,094
Dividends on equity investments(1)	320	319	1,011	1,014
Unrealized losses recognized on equity investments(1)	—	—	—	(311)
Net gain (loss) on sale of securities(1)	—	73	124	(2,810)
Other(1)	1,673	1,192	4,616	8,002
Total noninterest income	$8,058	$7,789	$23,252	$24,009
Percentage of noninterest income not within scope of ASC 606.	24.73%	20.34%	24.73%	24.55%
(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	risks associated with fluctuations in interest rates, including the impact on other comprehensive income, the ability for customers to repay on floating or adjustable rates loans, and the impact on costs and demand of deposits and funding, the impact on interest income on earning assets, the impact on valuations of collateral on loans, and the impact on fair value of longer-term assets;
●	risks associated with inflation (including efforts by the FOMC of the FRB to control the same);
●	the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions or changes to economic policies, including tariffs and trade agreements;
●	risks associated with a U.S. Government shutdown, including delays in regulatory reviews, approvals, or rulemaking from federal agencies, reduced access to government economic data and reports which could affect our ability to assess risk and make informed investment or risk management decisions, heightened volatility or reduced liquidity in financial markets, credit and counterparty risk exposure in connection with clients or counterparties that rely on government funding or contracts, and diminished investor and consumer confidence which could reduce demand for financial products;
●	liquidity risks, including the ability to effectively manage the potential loss of deposits, the ability to maintain funding lines of credit, and the loss of value of unencumbered investment securities;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	the impact of adverse developments at other banks, including bank failures, which impact general sentiment regarding the stability and liquidity of banks;

●	risks associated with the multitude of, or changes to, current and prospective banking laws and regulations, and related interpretations, to which the Company is and will be subject;
●	operational risks including the ability to detect and prevent financial reporting errors, operations errors, and fraud;
●	the Company’s ability to diversify and grow its loan portfolio;
●	the Company’s ability to attract and retain skilled employees;
●	the Company’s ability to successfully deploy new technology and manage cyber security risks;
●	the risk to the Company’s operations and ability to serve customers due to the inability of a vendor to meet its service level agreements;
●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	the effects of severe weather events, pandemics, other public health crises, acts of war or terrorism, and other external events; and
●	the success of acquisitions or branch expansions, closures, or consolidations.

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

CRITICAL ACCOUNTING POLICY AND ACCOUNTING ESTIMATES

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments which have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s has identified one critical accounting policy:

●	the establishment of the allowance for credit losses, including the valuation of individually evaluated loans, as explained in detail in Notes 8 and 10 to the consolidated financial statements and in the “Provision for Credit Losses” and “Allowance for Credit Losses” sections of this discussion and analysis

Critical accounting areas are evaluated on an ongoing basis to ensure the Company’s financial statements incorporate its most recent expectations regarding those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2025 Compared to Third Quarter 2024

Third quarter 2025 net income was $9.7 million, and $0.72 per diluted share as compared to $10.6 million, and $0.74 per diluted share in the third quarter of 2024. The Company’s annualized return on average equity was 10.81% and annualized return on average assets was 1.04% for the quarter ended September 30, 2025, compared to 11.95% and 1.14%, respectively, for the same quarter in 2024. The primary drivers behind the variance in third quarter net income are as follows:

●	Net income for the third quarter of 2025 decreased $0.9 million, or 9%, to $9.7 million. Net interest income improved $1.2 million, or 4%, and noninterest income increased $0.3 million. These favorable changes were offset by an increase in the provision for credit losses of $2.3 million, and an increase in noninterest expense of $0.8 million, or 4%.
●	The $1.2 million increase in net interest income was due to a 12 basis point increase in net interest margin driven by a 27 basis point decrease in the cost of funds.
●	The provision for credit losses was $3.7 million for the quarter, an increase of $2.3 million, primarily due to an increase in individual reserves during the third quarter of 2025, due to a single agricultural production property.
●	Noninterest expense was $0.8 million higher in the third quarter over the same quarter last year due to an increase in salaries and benefits, and occupancy costs.
●	Included in the line-item changes from the third quarter of 2024 was the increase of $0.3 million in income from corporate owned life insurance income invested to offset the $0.3 million increase in deferred compensation costs.

First Nine Months of 2025 Compared to First Nine Months of 2024

●	Net income decreased $0.8 million, or 3%. The decrease was primarily driven by an increase of $4.6 million in provision for credit losses. This decline was partially offset by an increase of $3.1 million in net interest income, due mostly to a 25 basis point decrease in the cost of interest-bearing liabilities. A favorable decrease in the cost of interest-bearing deposits of 29 basis points and decreases in the average balances of those deposits had the biggest impact on the increase in net interest income. While the Company experienced lower yields and balances on investments, this was mostly offset by increases in yields and balances on loans. Noninterest income decreased by $0.8 million and noninterest expense decreased by $0.2 million.
●	The provision for credit losses was $7.0 million, an increase of $4.6 million, primarily for the reasons stated above.

●	Noninterest income decreased by $0.8 million, or 3%, driven by the net $0.6 million gain from the balance sheet restructuring at the beginning of 2024, with no similar transaction in 2025, and a $0.6 million decrease in service charges and fees on deposit accounts. Partially offsetting these unfavorable variances was a $0.8 million gain on life insurance during the first nine months of 2025.

●	Noninterest expense decreased $0.2 million, due mostly to decreases in professional services and lower sundry losses, partially offset by increases in salaries and benefits and occupancy costs.

●	Included in the line-item changes from the same period in 2024 was the decrease of $0.5 million in income from corporate owned life insurance income invested to offset the $0.5 million decrease in deferred compensation costs.

FINANCIAL CONDITION SUMMARY

September 30, 2025 Relative to December 31, 2024

The Company’s assets totaled $3.7 billion at September 30, 2025, an increase of $95.1 million, or 3.0% from December 31, 2024. The following provides a summary of key balance sheet changes during the first nine months of 2025:

●	Investment securities decreased $70.0 million, or 7.0%, to $891.4 million primarily due to collateralized loan obligations (CLOs), continuing to aggressively payoff due to tightening spreads and the ability of the issuers to reissue with a lower spread. Purchases of mortgage-backed securities and corporate bonds have partially offset the run-off of CLOs. Corporate bonds have preferential yields over other types of securities, and fixed rate mortgage-backed securities fit the Company’s asset neutrality position.

●	Gross loans increased $160.4 million, due mostly to a $126.3 million increase in mortgage warehouse line utilization, as well as $46.9 million of growth in commercial real estate loans, a $7.9 million increase in other construction loans, and a $7.6 million increase in other commercial loans. This favorable growth was partially offset by an $18.2 million decline in residential real estate loans, a $9.7 million decrease in farmland, and a $0.4 million reduction in consumer loans.

●	Deposits totaled $2.9 billion at September 30, 2025, representing a year-to-date increase of $41.1 million, or 1%. The growth in deposits came mostly from a $65.7 million increase in noninterest-bearing deposits and a $60.6 million increase in interest-bearing demand deposits. The increases were partially offset by decreases in customer time deposits and brokered deposits of $57.3 million and $40.0 million, respectively.

●	Overnight borrowings increased $55.0 million and customer repurchase agreements increased $16.9 million.
●	Total capital of $360.1 million at September 30, 2025, reflects an increase of $2.8 million, relative to year-end 2024. The increase in equity during the first nine months of 2025 was due to the addition of $29.4 million in net income, a $6.1 million favorable swing in accumulated other comprehensive income/loss due principally to changes in investment securities’ fair value, partially offset by $24.3 million in share repurchases and $10.3 million in dividends paid. The remaining difference is related to the impact of equity compensation.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $32.0 million for the third quarter of 2025, a $1.2 million increase, or 4% over the third quarter of 2024, and increased $3.1 million, or 3%, to $92.7 million for the first nine months of 2025 relative to the same period in 2024.

For the third quarter of 2025, there was a 35 basis point decrease in the cost of our interest-bearing liabilities combined with a $17.9 million decrease in the average balance of interest-bearing liabilities. Although the balance of average interest-earning assets was $7.2 million higher, the yield was 13 basis points lower as compared to the same period in 2024, which partially offset the favorable variances on the liability side.

Net interest income for the comparative year-to-date periods increased $3.1 million, or 3%, due primarily to a decrease of 25 basis points in the cost of funds of average interest-bearing liabilities combined with an increase in the average balance of interest-earning assets of $43.5 million. There was a $193.8 million, or 9%, increase in average loan balances yielding 19 basis points higher for the same period, while average investment balances decreased $150.3 million, yielding 78 basis points lower for the same period. The decline in average investment balances was mostly due to calls of collateralized loan obligations in 2025. Average interest-bearing liabilities decreased $4.9 million, mostly in higher cost customer time deposits and brokered deposits, offset by an increase in interest-bearing demand deposits and borrowed funds. The cost of interest-bearing liabilities was 25 basis points lower for the comparative periods. The favorable net impact of the mix and rate change was a 7 basis point increase in our net interest margin for the nine months ending September 30, 2025, as compared to the same period in 2024.

Interest expense was $12.0 million for the third quarter of 2025, a decrease of $2.0 million, relative to the third quarter of 2024. For the first nine months of 2025, compared to the same period in 2024, interest expense decreased $4.2 million to

$35.4 million. The decrease in interest expense for the first nine months of 2025, as compared to the same period in 2024, was attributable to a decrease in higher cost customer time deposits and brokered deposits, along with a net overall interest rate decrease in customer deposit account balances. These decreases were partially offset by increases in other borrowed funds. For the first nine months of 2025, compared to the same period in 2024, the average balance of higher cost customer time deposits and brokered deposits decreased $78.6 million, while low to no cost transaction account balances increased $93.6 million and borrowed funds increased $16.3 million.

The Company had $1.8 billion in adjustable and variable rate loans and $268.0 million in floating rate bonds, as compared to $245.0 million in floating rate CDs and $36.0 million in floating rate trust preferred securities at September 30, 2025. The adjustable-rate loans have repricing frequencies ranging from 30-days to 10-years. Of the $1.8 billion in adjustable and variable rate loans, $779.9 million reprice or mature in the next twelve months. In addition, there were $642.8 million of fixed-term deposits that reprice or mature within twelve months. Based on current rates, of the $779.9 million in adjustable and variable rate loans that reprice or mature over the next twelve months, $117.1 million, or 15%, have a pricing index rate higher than the current index, while $146.1 million, or 19%, have a pricing index rate lower than the current index. The remaining balance of $516.7 million are priced at the current index rate or are expected to mature.

Net interest margin was 3.78% for the third quarter of 2025, as compared to 3.66% for the third quarter of 2024, and 3.73% for the nine months ended September 30, 2025, compared to 3.66% for the same period last year. The main reason for the improvement of net interest margin for both the quarter and year-to-date comparisons was a significant decrease in cost of interest-bearing liabilities. For the quarterly comparison there was a 35 basis point favorable decline in cost of interest-bearing liabilities complemented by a decrease of $17.9 million in the average balance of the same accounts. While the yield of interest-earning assets decreased 13 basis points during the same comparative period, the average balance of interest-earning assets increased $7.2 million.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	September 30, 2025			September 30, 2024
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$31,672	$329	4.12%	$88,509	$1,225	5.51%
Taxable	731,274	9,104	4.94%	830,054	11,991	5.75%
Non-taxable	196,550	1,580	4.04%	199,261	1,584	4.00%
Total investments	959,496	11,013	4.73%	1,117,824	14,800	5.42%

Loans:(3)
Real estate	1,849,065	22,997	4.93%	1,804,099	21,054	4.64%
Agricultural	70,033	961	5.44%	81,501	1,520	7.42%
Commercial	116,855	1,824	6.19%	76,633	1,101	5.72%
Consumer	2,872	64	8.84%	3,558	78	8.72%
Mortgage warehouse lines	395,940	7,059	7.07%	303,463	6,227	8.16%
Other	2,453	19	3.07%	2,438	18	2.94%
Total loans	2,437,218	32,924	5.36%	2,271,692	29,998	5.25%
Total interest-earning assets (4)	3,396,714	43,937	5.18%	3,389,516	44,798	5.31%
Other earning assets	17,062			17,062
Non-earning assets	297,980			288,975
Total assets	$3,711,756			$3,695,553

Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$251,719	$1,617	2.55%	$169,602	$1,170	2.74%
NOW	369,586	131	0.14%	393,328	161	0.16%
Savings accounts	356,172	106	0.12%	359,921	93	0.10%
Money market	156,347	745	1.89%	132,804	542	1.62%
Time deposits	496,155	4,078	3.26%	562,251	6,010	4.25%
Brokered deposits	259,624	2,929	4.48%	327,141	4,004	4.87%
Total interest-bearing deposits	1,889,603	9,606	2.02%	1,945,047	11,980	2.45%
Borrowed funds:
Federal funds purchased	30,545	353	4.59%	168	2	4.74%
Repurchase agreements	134,619	68	0.20%	133,280	60	0.18%
Short term borrowings	5,539	68	4.87%	1	—	0.00%
Long term FHLB advances	80,000	788	3.91%	80,000	786	3.91%
Long-term debt	49,447	429	3.44%	49,357	429	3.46%
Subordinated debentures	35,945	657	7.25%	35,767	751	8.35%
Total borrowed funds	336,095	2,363	2.79%	298,573	2,028	2.70%
Total interest-bearing liabilities	2,225,698	11,969	2.13%	2,243,620	14,008	2.48%
Demand deposits - noninterest-bearing	1,048,639			995,326
Other liabilities	81,368			103,571
Shareholders' equity	356,051			353,036
Total liabilities and shareholders' equity	$3,711,756			$3,695,553
Interest income/interest-earning assets			5.18%			5.31%
Interest expense/interest-earning assets			1.40%			1.64%
Net interest income and margin(5)		$31,968	3.78%		$30,790	3.66%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan costs and loan acquisition FMV amortization were $(0.3) million and $(0.4) million for the quarters ended September 30, 2025 and 2024, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the nine months ended			For the nine months ended
	September 30, 2025			September 30, 2024
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$34,728	$1,128	4.34%	$49,779	$2,065	5.54%
Taxable	745,614	27,539	4.94%	863,044	38,081	5.89%
Non-taxable	196,820	4,733	4.07%	214,677	5,164	4.07%
Total investments	977,162	33,400	4.74%	1,127,500	45,310	5.53%

Loans:(3)
Real estate	1,841,163	67,576	4.91%	1,804,159	61,706	4.57%
Agricultural	73,071	2,906	5.32%	72,946	4,064	7.44%
Commercial	109,854	4,951	6.03%	77,684	3,458	5.95%
Consumer	3,123	196	8.39%	3,739	238	8.50%
Mortgage warehouse lines	359,564	19,029	7.08%	234,470	14,431	8.22%
Other	2,389	50	2.80%	2,354	46	2.61%
Total Loans	2,389,164	94,708	5.30%	2,195,352	83,943	5.11%
Total interest-earning assets (4)	3,366,326	128,108	5.14%	3,322,852	129,253	5.25%
Other earning assets	17,062			17,155
Non-earning assets	284,071			281,952
Total assets	$3,667,459			$3,621,959
Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$228,208	$4,329	2.54%	$146,443	$2,601	2.37%
NOW	374,508	390	0.14%	396,644	393	0.13%
Savings accounts	354,551	292	0.11%	369,371	246	0.09%
Money market	149,252	1,925	1.72%	136,652	1,428	1.40%
Time Deposits	514,679	12,774	3.32%	562,571	18,251	4.33%
Brokered deposits	249,584	8,594	4.60%	280,248	9,737	4.64%
Total interest-bearing deposits	1,870,782	28,304	2.02%	1,891,929	32,656	2.31%
Borrowed funds:
Federal funds purchased	25,758	870	4.52%	5,074	249	6.56%
Repurchase agreements	123,954	216	0.23%	125,742	166	0.18%
Short term borrowings	11,439	391	4.57%	14,314	613	5.72%
Long term FHLB advances	80,000	2,339	3.91%	80,000	2,341	3.91%
Long-term debt	49,424	1,289	3.49%	49,335	1,291	3.50%
Subordinated debentures	35,900	1,965	7.32%	35,722	2,261	8.45%
Total borrowed funds	326,475	7,070	2.90%	310,187	6,921	2.98%
Total interest-bearing liabilities	2,197,257	35,374	2.15%	2,202,116	39,577	2.40%
Demand deposits - noninterest-bearing	1,024,278			988,128
Other liabilities	91,709			86,061
Shareholders' equity	354,215			345,654
Total liabilities and shareholders' equity	$3,667,459			$3,621,959
Interest income/interest-earning assets			5.14%			5.25%
Interest expense/interest-earning assets			1.41%			1.59%
Net interest income and margin(5)		$92,734	3.73%		$89,676	3.66%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan costs and loan acquisition FMV amortization were $(0.9) million and $(1.1) million for the nine months ended September 30, 2025, and 2024, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2025 over 2024				2025 over 2024
	Increase (decrease) due to				Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(787)	$(305)	$196	$(896)	$(624)	$(448)	$135	$(937)
Taxable	(1,427)	(1,657)	197	(2,887)	(5,181)	(6,205)	844	(10,542)
Non-taxable	(5)	18	(17)	(4)	(543)	(2)	114	(431)
Total investments (1)	(2,219)	(1,944)	376	(3,787)	(6,348)	(6,655)	1,093	(11,910)
Loans:
Real estate	525	1,384	34	1,943	1,266	4,511	93	5,870
Agricultural	(214)	(402)	57	(559)	7	(1,163)	(2)	(1,158)
Commercial	578	95	50	723	1,432	43	18	1,493
Consumer	(15)	1	—	(14)	(40)	(3)	1	(42)
Mortgage warehouse	1,898	(817)	(249)	832	7,699	(2,022)	(1,079)	4,598
Other	—	1	—	1	1	3	—	4
Total loans (1)	2,772	262	(108)	2,926	10,365	1,369	(969)	10,765
Total interest-earning assets (1)	$553	$(1,682)	$268	$(861)	$4,017	$(5,286)	$124	$(1,145)
Liabilities
Interest-bearing deposits:
Demand deposits	$566	(80)	(39)	$447	$1,452	$177	99	$1,728
NOW	(10)	(21)	1	(30)	(22)	20	(1)	(3)
Savings accounts	(1)	14	—	13	(10)	58	(2)	46
Money market	96	91	16	203	132	334	31	497
Time deposits	(707)	(1,388)	163	(1,932)	(1,554)	(4,288)	365	(5,477)
Brokered deposits	(827)	(313)	65	(1,075)	(1,066)	(87)	10	(1,143)
Total interest-bearing deposits (1)	(883)	(1,697)	206	(2,374)	(1,068)	(3,786)	502	(4,352)
Borrowed funds:
Federal funds purchased	362	—	(11)	351	1,015	(78)	(316)	621
Repurchase agreements	1	7	—	8	(2)	53	(1)	50
Short term borrowings	—	—	68	68	(123)	(124)	25	(222)
Long-term FHLB Advances	—	2	—	2	—	(2)	—	(2)
Long term debt	1	(1)	—	—	2	(4)	—	(2)
Subordinated debentures	4	(98)	—	(94)	11	(305)	(2)	(296)
Total borrowed funds (1)	368	(90)	57	335	903	(460)	(294)	149
Total interest-bearing liabilities (1)	(515)	(1,787)	263	(2,039)	(165)	(4,246)	208	(4,203)
Net interest income (1)	$1,068	$105	$5	$1,178	$4,182	$(1,040)	$(84)	$3,058
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance calculated for the third quarter of 2025 relative to the third quarter of 2024 was a favorable $1.1 million; this is primarily from the net impact of a favorable loan volume variance of $2.8 million offset by an unfavorable volume reduction in investment securities of $2.2 million. This was augmented by a favorable net volume reduction in interest-bearing liabilities. There was an unfavorable rate variance on investment securities, which was mostly to the variable rate investments, in the form of CLOs, substantially offsetting the favorable rate variances in loans and interest-bearing liabilities.

The net interest income variance calculated for the first nine months of 2025 relative to the first nine months of 2024 reflects a favorable volume variance of $4.2 million, an unfavorable rate variance of $1.0 million, and an unfavorable mix variance of $0.1 million. There were increases in loan balances for a favorable volume variance of $10.4 million which more than offset a $6.3 million volume decrease in investments, due to calls and pay-offs of CLOs. There was a $1.1 million decrease in interest-bearing deposits, partially offset by a $0.9 million increase in borrowed funds. There was an unfavorable rate variance on interest earning assets of $5.3 million for the first nine months of 2025 partially offset by a favorable $4.2 million rate decrease in interest earning liabilities.

Average interest earning cash balances for the quarterly and year-to-date comparisons have decreased and have a positive impact on the net interest margin since cash balances have been earning approximately 4.34% and have been deployed into mortgage warehouse line advances yielding 7.08%. Average interest-earning cash and due from banks was $31.7 million, a decrease of $56.8 million for the third quarter of 2025 as compared to the same period last year.

Overall average investment securities decreased by $101.5 million for the third quarter of 2025, as compared to the same period in 2024, as paydowns and maturities exceeded purchases, with the excess used to partially offset brokered deposit maturities. The overall investment portfolio had a tax-equivalent yield of 4.73% at September 30, 2025, with an average life of 6.01 years and average effective duration of 2.42 years for available-for-sale securities. Approximately $230.1 million of investment securities reprice every 90 days and $80.2 million are subordinated debt with an initial fixed rate period of 5 years and floating thereafter.

Variances in interest expense were the result of changes discussed under the “Net Interest Income and Net Interest Margin” heading.

PROVISION FOR CREDIT LOSSES ON LOANS

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings, which are reflected in the income statement as the provision for credit losses on loans. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded a provision for credit losses of $3.7 million in the third quarter of 2025, as compared to $1.2 million in the third quarter of 2024. The year-to-date provision for credit losses on loans was $6.9 million in 2025, as compared to $2.3 million for the same period in 2024. The $2.5 million increase in the provision for credit losses on loans in the third quarter of 2025, as compared to the third quarter of 2024, and the $4.6 million year-to-date increase in the provision for credit losses on loans, compared to the same period in 2024, was primarily due to the addition of $3.5 million in individual reserves mostly related to a single agricultural production loan, in the third quarter of 2025. At September 30, 2025, such agricultural production loan had a remaining book balance of $3.5 million with an associated individual reserve of $3.5 million fully offsetting such loan. See “Allowance for Credit Losses – Loans” for additional information on this credit.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest Income/Expense

(dollars in thousands, unaudited)

	Three months ended September 30,		For the nine months ended September 30,
Noninterest income:	2025	2024	2025	2024
Service charges and fees on deposit accounts	$6,065	$6,205	$17,501	$18,114
Net gain (loss) on sale of securities available-for-sale	—	73	124	(2,810)
(Loss) gain on sale of fixed assets	—	—	(22)	3,799
Increase in cash surrender value of life insurance	410	252	991	733
Earnings on separate account life insurance	608	288	1,078	1,545
Other	975	971	3,580	2,628
Total noninterest income	$8,058	$7,789	$23,252	$24,009
As a % of average interest-earning assets (1)	0.94%	0.91%	0.92%	0.97%

Noninterest expense:
Salaries and employee benefits
Salaries and benefits	12,728	12,286	38,132	37,264
Deferred compensation	$99	$77	$243	$325
Occupancy and equipment costs	3,234	2,995	9,354	9,173
Advertising and marketing costs	403	381	1,156	1,061
Data processing costs	1,518	1,555	4,582	4,744
Deposit services costs	2,134	2,150	6,243	6,302
Loan services costs
Loan processing	173	184	425	424
Foreclosed assets	1	—	3	—
Other operating costs	901	959	2,905	2,980
Professional services costs
Legal and accounting services	641	547	1,712	1,976
Director's costs	332	327	951	1,018
Deferred directors' fees	438	174	942	1,383
Other professional services	763	775	2,180	2,167
Stationery and supply costs	102	120	335	382
Sundry and tellers	168	280	656	829
Total noninterest expense	$23,635	$22,810	$69,819	$70,028
As a % of average interest-earning assets (1)	2.76%	2.68%	2.77%	2.82%
(1)	Annualized

Noninterest Income:

Total noninterest income increased $0.3 million, or 3%, for the quarter ended September 30, 2025, as compared to the same quarter in 2024, and decreased $0.8 million, or 3%, for the year-to-date period ended September 30, 2025, as compared to the same period in 2024. The year-to-date decline was impacted by a decrease in service charge income on deposit accounts, unfavorable fluctuations in income on Bank Owned Life Insurance (BOLI) with underlying investments mapped directly to the Company’s deferred compensation plan and a net gain on the balance sheet restructure in early 2024 with no similar transaction in 2025. Offsetting these unfavorable variances was an increase in other income which was related to life insurance proceeds received in 2025 with no like proceeds in 2024.

The Company maintains a non-qualified deferred compensation plan for officers and directors, which allows the participant to defer a portion of their earnings tax-free. Participants are allowed to choose different hypothetical investment alternatives to determine their individualized return on their deferred compensation. The Company has chosen to offset the cost of this liability with a BOLI Policy, which is funded based on deferral elections from the participants. Although the BOLI is not directly tied to the deferred compensation plan, the BOLI is invested in similar fund types as those selected by the participants. There is some inefficiency in net earnings of the BOLI asset as compared to the deferred compensation liability created by the cost of insurance, differences in balances, and differences in individual fund performance. During the third quarter, and first nine months of 2025, earnings from the BOLI were $0.6 million, and $1.1 million, respectively, while additional expense from the related deferred compensation liability was $0.5 million, and $1.2 million, respectively. The majority of this expense is reported as professional fees under directors’ fees as it is related to deferral of past directors’ fees. Specifically, $0.4 million for the quarterly comparison, and $0.9 million for the year-to-date comparison, respectively, was reflected as directors’ fees as part of the overall professional fees expense line item. The tax benefit of having tax-free earnings with tax-deductible expense was $0.3 million during the third quarter of 2025, and $0.7 million for the first nine months of 2025.

Service charges and fees on customer deposit accounts declined by $0.1 million, or 2%, to $6.1 million in the third quarter of 2025 as compared to the third quarter of 2024, and declined by $0.6 million, or 3% for the year-to-date comparison. Lower analysis fees, returned check charges, and interchange on debit cards were the primary drivers of the unfavorable variance in both the quarterly and year-to-date variances.

In the “other” category of noninterest income there was no change in the third quarter of 2025 as compared to the third quarter of 2024, and a $1.0 million increase for the first nine months of 2025 as compared to the same period in 2024. Life insurance proceeds received in 2025 accounted for most of the favorable variance for the year-to-date comparison.

Noninterest Expense:

Total noninterest expense increased by $0.8 million, or 4%, in the third quarter of 2025, relative to the third quarter of 2024, and decreased by $0.2 million for the first nine months of 2025, as compared to the same period in 2024.

Salaries and Benefits were $0.5 million, or 4%, higher in the third quarter of 2025 as compared to the third quarter of 2024, and $0.8 million higher for the first nine months of 2025, as compared to the same period in 2024. The Company implemented a strategic reorganization at the end of the third quarter of 2025 which resulted in a reduction in force, accompanied by $0.2 million in severance payments. The remaining increase for both the quarter and year-over-year periods was mostly due to a change in composition in the workforce. There were 476 full-time equivalent employees at September 30, 2025, as compared to 485 at December 31, 2024.

Occupancy expenses increased by $0.2 million for the third quarter, and the first nine months of 2025 as compared to the same periods in 2024. The increases in both comparisons were primarily due to increased property taxes related to the updated assessed values of the properties involved in the sale/leaseback transaction in early 2024.

Other noninterest expense was relatively unchanged for the third quarter 2024, as compared to the third quarter in 2024, and decreased $1.2 million, or 5%, for the first nine months of 2025, as compared to the same period in 2024. For the year-over-year comparison the decrease was primarily driven by decreases in directors’ deferred compensation expense and legal and accounting services of $0.5 million and $0.3 million, respectively. The remaining decrease was related to lower data processing costs and reduced debit card losses.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include, but are not limited to, tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 23.6% of pre-tax income in the third quarter of 2025, relative to 26.4% in the third quarter of 2024, and 24.9% of pre-tax income for the first nine months of 2025 relative to 26.8% for the same period in 2024.

The decrease in effective tax rate for both the quarterly and year-to-date comparisons was due to the tax credits and tax-exempt income representing a larger percentage of total taxable income.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $891.4 million, or 24% of total assets at September 30, 2025, and $961.5 million, or 27% of total assets at December 31, 2024. The decrease was due to maturities and paydowns, partially used to offset brokered deposit maturities.

The Company carries “available-for-sale” investments at their fair market values and “held-to-maturity” investments at amortized cost, net of allowance for credit losses. The Company currently has the intent and ability to hold investment securities to maturity, but the securities are all marketable. The expected effective duration was 2.4 years for available-for-sale investments and 5.9 years for held-to-maturity investments at September 30, 2025, as compared to 1.5 years for available-for-sale investments and 6.0 years for held-to-maturity investments at December 31, 2024.

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2025		December 31, 2024
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$42,183	4.73%	$50,153	5.22%
Mortgage-backed securities	198,600	22.28%	93,503	9.72%
State and political subdivisions	45,797	5.14%	40,803	4.24%
Corporate bonds	80,217	9.00%	58,562	6.09%
Collateralized loan obligations	230,136	25.82%	412,946	42.95%
Total available for sale	596,933	66.97%	655,967	68.22%
Held to maturity
U.S. government agencies	4,545	0.51%	4,819	0.50%
Mortgage-backed securities	118,836	13.32%	128,974	13.41%
State and political subdivisions	171,130	19.20%	171,721	17.87%
Total held to maturity	294,511	33.03%	305,514	31.78%
Total securities	$891,444	100.00%	$961,481	100.00%

Investment securities pledged as collateral for borrowings and/or potential borrowings from the FHLB and the FRB, customer repurchase agreements, and other purposes as required or permitted by law totaled $403.7 million at September 30, 2025, and $403.4 million at December 31, 2024, leaving $487.7 million in unpledged debt securities at September 30, 2025, and $558.1 million at December 31, 2024. Securities pledged in excess of actual pledging needs and thus available for liquidity purposes, if needed, totaled $230.6 million at September 30, 2025, and $242.2 million at December 31, 2024.

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both September 30, 2025 and December 31, 2024, that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for Management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of September 30, 2025, and December 31, 2024, was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	U.S. government agencies are supported by the full faith and creditworthiness of the U.S. federal government and Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either September 30, 2025, or December 31, 2024.
●	Mortgage-backed securities issued by government-sponsored enterprises (“GSEs”) carry an implicit guarantee by the U.S. federal government, as the GSEs can draw funds from the U.S. federal government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either September 30, 2025, or December 31, 2024.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio. On a quarterly basis Management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, Management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s state and local portfolio. As of both September 30, 2025 and December 31, 2024 Management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics, including credit quality, reserve adequacy, profitability and capital, of each of the issuing financial institutions are reviewed by Management quarterly. Following review of the financial metrics available for each of the underlying institutions as of September 30, 2025, and December 31, 2024, Management concluded the unrealized loss position of these securities were related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating, in addition to various performance metrics available through a third-party informational service, of these investments on a quarterly basis. Following review of financial metrics as of both September 30, 2025, and December 31, 2024, Management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads due to changes in supply or demand, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

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

Loan Distribution

(dollars in thousands, unaudited)

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Real estate:
Residential real estate	$364,277	14.62%	$382,507	16.41%
Commercial real estate	1,404,681	56.37%	1,357,833	58.25%
Other construction/land	13,420	0.54%	5,472	0.23%
Farmland	67,860	2.72%	77,547	3.33%
Total real estate	1,850,238	74.25%	1,823,359	78.22%
Other commercial	185,958	7.46%	178,331	7.64%
Mortgage warehouse lines	452,683	18.17%	326,400	14.00%
Consumer loans	2,909	0.12%	3,344	0.14%
Total loans	$2,491,788	100.00%	$2,331,434	100.00%

Gross loans held at amortized cost totaled $2.5 billion, an increase of $160.4 million, or 7%, during the first nine months of 2025. Organic loan growth contributed to increases of $46.8 million in commercial real estate loans, $7.9 million in construction loan balances, and $7.6 million in other commercial loans. Mortgage warehouse line utilization increased $126.3 million, or 39%. Consumer loans had a modest decline, while residential real estate loans decreased $18.2 million, and farmland loans decreased $9.7 million.

As indicated in the loan rollforward table below, new credit extended for the third quarter of 2025, remained flat on a linked-quarter basis, decreased $13.2 million over the same period in 2024, and increased $26.1 million for the year-to-date comparisons. The Company had $121.5 million in loan paydowns and maturities; however, mortgage warehouse utilization of $126.3 million had a positive impact in the first nine months of 2025.

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:			For the nine months ended:
	9/30/2025	6/30/2025	9/30/2024	9/30/2025	9/30/2024
Gross loans beginning balance	$2,434,605	$2,306,762	$2,234,528	$2,331,341	$2,090,075
New credit extended	48,065	48,147	61,239	162,582	136,518
Changes in line of credit utilization (1)	2,628	2,587	11,572	(6,914)	(23,768)
Change in mortgage warehouse	50,787	118,665	61,718	126,283	219,778
Pay-downs, maturities, charge-offs and amortization	(44,306)	(41,556)	(48,428)	(121,513)	(101,974)
Gross loans ending balance	$2,491,779	$2,434,605	$2,320,629	$2,491,779	$2,320,629
(1)	Change does not include new balances on lines of credit extended during the respective periods as such balances are included as part of “New credit extended” line above.

At September 30, 2025, the total regulatory CRE concentration ratio of total CRE over Tier 1 Capital plus allowance was 242.7% as compared to 236.3% at December 31, 2024. The overall level of construction and land development lending was 2.9% of regulatory capital plus allowance for credit losses at September 30, 2025. At September 30, 2025, non-owner occupied commercial real estate includes $306.8 million of retail; $143.5 million of warehouse/industrial; $157.5 million of office; and $231.3 million of hospitality. Approximately $34.6 million, or 22% of the office real estate matures or reprices in less than two years.

Unused commitments, excluding mortgage warehouse and overdraft lines, were $263.1 million at September 30, 2025, compared to $256.9 million at December 31, 2024. Total line utilization, excluding mortgage warehouse and overdraft lines, was 57.9% at September 30, 2025, and 57.0% at December 31, 2024. Mortgage warehouse utilization increased to 59.4% at September 30, 2025, as compared to 51.2% at December 31, 2024.

The mortgage warehouse lines are structured as repurchase agreement lines. The repurchase agreement structure provides stronger credit protection to the Company, as well as more favorable regulatory capital treatment, as these repurchase lines are not considered off-balance sheet commitments for regulatory capital purposes as they are unconditionally cancellable.

NONPERFORMING ASSETS

Nonperforming assets are currently comprised of loans for which the Company is no longer accruing interest and foreclosed assets.

Nonperforming assets

(dollars in thousands, unaudited)

	September 30, 2025	December 31, 2024	September 30, 2024
Nonperforming Loans:
Real estate:
Residential real estate	$218	$23	$42
Commercial real estate	—	—	2,655
Other construction/land	—	—	—
Farmland	1,717	5,105	7,528
Total Real Estate nonperforming loans	1,935	5,128	10,225
Other commercial	12,071	14,540	123
Consumer loans	—	—	—
Total nonperforming Loans	14,006	19,668	10,348

Foreclosed assets	1,839	—	—
Total Nonperforming Assets	$15,845	$19,668	$10,348
Nonperforming loans as a % of total gross loans	0.56%	0.84%	0.45%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.64%	0.84%	0.45%

Total nonperforming assets, comprised of nonaccrual loans and foreclosed assets, improved with a favorable decline of $3.8 million to $15.8 million for the first nine months of 2025. The Company's ratio of nonperforming loans to gross loans decreased to 0.56% at September 30, 2025, from 0.84% at December 31, 2024. This favorable year-to-date decline resulted from a decrease in non-accrual loan balances, due mostly to the partial charge-off of one agricultural production loan in the second quarter of 2025. All the Company's nonperforming assets are individually evaluated for credit loss quarterly and Management believes the established allowance for credit loss on such loans is appropriate.

Foreclosed assets had a carrying value of $1.8 million at September 30, 2025 comprised of one property classified as Other Real Estate Owned (OREO). There were no foreclosed assets at December 31, 2024. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each non-accruing loan, and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but the Company cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $0.2 million in loans past due 30-89 days and still accruing at September 30, 2025. This was a decrease of $1.2 million over the balance at December 31, 2024. All of these past due loans are under Management supervision and every effort is being taken to assist the borrowers and manage credit risk in this regard.

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

The Company's allowance for credit losses on loans and leases was $25.2 million at September 30, 2025, as compared to $24.8 million at December 31, 2024. The increase resulted from a $3.5 million increase in specific individual reserves on impaired loans on a single agricultural production loan in the third quarter of 2025, offset by a $5.3 million partial charge-off on the same loan in the second quarter of 2025, which had a $3.0 million specific individual reserve at December 31, 2024. Such agricultural production loan was in the wine grape industry and had a remaining book balance of $3.5 million at September 30, 2025, with a full individual reserve of $3.5 million offsetting the remaining balance. In addition to this loan, the Bank had $19.2 million in outstanding agricultural production loans in the winery and grape industry at September 30, 2025, of which $1.7 million were grapes. None of the remaining $19.2 million in wine and grape production loans were classified as special mention or substandard.

The allowance as a percentage of gross loans was 1.01% and 1.07%, at September 30, 2025 and December 31, 2024, respectively. Management's detailed analysis indicates that the Company's allowance for credit losses on loans should be sufficient to cover credit losses for the life of the loans outstanding as of September 30, 2025, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the credit loss allowance for loans. The total allowance for credit losses on loans of $25.2 million at September 30, 2025, included $0.5 million of allowance related to $452.7 million of mortgage warehouse lines. A separate allowance of $0.8 million for potential credit losses inherent in unused commitments is included in other liabilities at September 30, 2025, an increase of $0.1 million, from December 31, 2024.

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the year ended
	September 30,	September 30,	September 30,	September 30,	December 31,
Balances:	2025	2024	2025	2024	2024
Average gross loans outstanding during period (1)	$2,437,218	$2,271,692	$2,389,164	$2,195,352	$2,225,402
Gross Loans outstanding at end of period	$2,491,779	$2,320,629	$2,491,779	$2,320,629	$2,331,341

Allowance for credit losses on loans:
Balance at beginning of period	$21,680	$21,640	$24,830	$23,500	$23,500
Provision charged to expense	3,709	1,240	6,880	2,258	4,593
Charge-offs
Real estate
Commercial real estate	18	(30)	1,165	2,438	2,438
Farmland	—	—	—	410	410
Total real estate	18	(30)	1,165	2,848	2,848
Other commercial	31	39	5,506	365	529
Consumer loans	231	388	727	1,126	1,484
Total	$280	$397	$7,398	$4,339	$4,861
Recoveries
Real estate
Residential real estate	$—	$—	$—	$60	$60
Commercial real estate	—	—	—	—	—
Farmland	—	—	410	—	—
Total real estate	—	—	410	60	60
Other commercial	11	16	34	559	655
Consumer loans	60	211	424	672	883
Total	$71	$227	$868	$1,291	$1,598
Net loan charge-offs	$209	$170	$6,530	$3,048	$3,263
Balance at end of period	$25,180	$22,710	$25,180	$22,710	$24,830

RATIOS
Net charge-offs to average loans (annualized)	0.03%	0.03%	0.37%	0.18%	0.59%
Allowance for credit losses on loans to gross loans at end of period	1.01%	0.98%	1.01%	0.98%	1.07%
Net loan charge-offs to allowance for credit losses on loans at end of period	0.83%	0.75%	25.93%	13.42%	13.14%
Net loan charge-offs to provision for credit losses on loans	5.63%	13.71%	94.91%	134.99%	71.04%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down. Unused commitments to extend credit, which included standby letters of credit, totaled $641.8 million at September 30, 2025, and $641.5 million at December 31, 2024, representing approximately 26% of gross loans outstanding at September 30, 2025, and 28% at December 31, 2024. Included in unused commitments are mortgage warehouse lines, which are mostly in the form of repurchase lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $308.8 million at September 30, 2025, and $311.6 million at December 31, 2024, while mortgage warehouse utilization was 59% and 51%, respectively.

The increase in mortgage warehouse utilization during the first nine months of 2025 was due to new customers added in the mortgage warehouse product that ramped up their utilization. Unused commitments, exclusive of mortgage warehouse lines and overdraft lines of credit, increased to 58% at September 30, 2025 from 57% at December 31, 2024. Total mortgage warehouse commitments increased by $25.0 million and $123.5 million for the three-and-nine-month periods ending September 30, 2025, respectively.

The Company also had undrawn letters of credit issued to customers totaling $4.3 million at September 30, 2025, and $5.0 million at December 31, 2024. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should the Company be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the FHLB on the Company’s behalf as security for certain local agency deposits which totaled $85.3 million at September 30, 2025. That letter of credit is backed by loans pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business, as well as non-earning deposits at other financial institutions. The Company’s balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held in the branches, and the reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the FRB and the FHLB. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company could let brokered deposits or other wholesale borrowings roll off as they mature, or invest excess liquidity into investments or loans, subject to the Company’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $81.8 million at September 30, 2025, relative to $79.6 million at December 31, 2024.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.4 million during the first nine months of 2025, to $15.1 million. This decline was mostly a result of depreciation in the first nine months of 2025.

Goodwill was $27.4 million at September 30, 2025, unchanged during the first nine months of 2025. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. The annual goodwill impairment test was last performed on October 1, 2025, and it was determined that no impairment existed. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2025.

Bank-owned life insurance, with a balance of $68.7 million at September 30, 2025, increased $15.6 million during the first nine months of 2025, primarily due to the purchase of additional life insurance policies.  Additional details are discussed above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Noninterest-bearing demand deposits	$1,072,927	36.57%	$1,007,208	34.83%
Interest-bearing demand deposits	267,349	9.12%	206,766	7.15%
NOW	367,930	12.55%	380,987	13.18%
Savings	357,107	12.18%	347,387	12.01%
Money market	156,255	5.33%	140,793	4.87%
Time	476,242	16.24%	533,577	18.45%
Brokered deposits	234,950	8.01%	274,950	9.51%
Total deposits	$2,932,760	100.00%	$2,891,668	100.00%

Deposit balances reflect growth of $41.1 million, or 1%, during the first nine months of 2025. Core non-maturity deposits increased by $138.4 million, or 7%, while customer time deposits decreased by $57.3 million, or 11%. Wholesale brokered deposits decreased by $40.0 million, or 15%. Overall noninterest-bearing deposits as a percentage of total deposits at September 30, 2025, increased to 36.6%, as compared to 34.8% at December 31, 2024.

Overall uninsured deposits are estimated to be $748.1 million, or 26% of total deposit balances, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $285 million of combined pass-through FDIC insurance which would more than cover each of the Bank’s deposit customers if a customer desired to have such pass-through insurance. The Bank maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At September 30, 2025, the

Company had approximately 117,000 accounts, and the 25 largest deposit balance customers had balances of approximately 11% of overall deposits.

OTHER INTEREST-BEARING LIABILITIES

Customer repurchase agreements were $125.7 million at September 30, 2025, as compared to $108.9 million at December 31, 2024. Customer repurchase agreements allow customers to sweep excess deposit balances over the FDIC insurance limit each day into a separate repurchase agreement account. Monies in that account are used daily by the customer to purchase specific government debt securities from the Company under an agreement from the Company to repurchase the same securities from the customer on the next business day. These accounts are not deposits and are not FDIC insured. However, the repurchase agreement provides a customer with a larger account balance to have their account effectively secured with US government securities.

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

At September 30, 2025 the Company had $55.0 million in overnight borrowings, and $80.0 million of term FHLB borrowings, as compared to $80.0 million of term FHLB borrowings on December 31, 2024.

Long-term debt at September 30, 2025, consisted of $49.5 million of subordinated debt. This remained relatively unchanged from December 31, 2024. Subordinated debentures related to $36.0 million of trust preferred securities at September 30, 2025, was $0.1 million higher than at December 31, 2024. The small increase resulted from the amortization of the discount on junior subordinated debentures that were part of the Company’s acquisition of Coast Bancorp in 2016. Trust preferred securities are variable rate instruments benchmarked against the Secured Overnight Financing Rate (SOFR).

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $69.6 million at September 30, 2025, as compared to $90.5 million at December 31, 2024, a decrease of $20.9 million or 23%. The decrease was primarily driven by investment security purchases in process that settled, ICS transactions in process that settled, funds advanced on low-income housing tax credit investments, and a decrease in accrued interest on time deposits.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

The Company continues to have substantial liquidity through unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio was 85% at September 30, 2025, and 81% at December 31, 2024, compared to an internal policy guideline of less than 90%.

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

At September 30, 2025, and December 31, 2024, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	9/30/2025	12/31/2024
Cash and cash equivalents	$95,501	$100,664
Unpledged investment securities	487,710	552,098
Excess pledged securities	230,581	242,519
FHLB borrowing availability	623,774	629,134
Unsecured lines of credit	460,785	479,785
Secured lines of credit	25,000	25,000
Funds available through fed discount window	266,419	298,296
Totals	$2,189,770	$2,327,496

Available funding sources, detailed above, of $2.2 billion represented 75% of total deposits and 293% of estimated uninsured and/or uncollateralized deposits as of September 30, 2025. Unpledged investment securities include $71.9 million of CLOs. As CLO rates reset every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower-rate fixed term securities such as US government bonds or municipal bonds.

The Company performs regular stress tests on its liquidity, and at this time, Management believes it has sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since the Company utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at September 30, 2025, and December 31, 2024. Other sources of liquidity include the brokered deposit market, deposit listing services, Intrafi, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio was 18% at September 30, 2025, as compared to an internal policy guideline of “greater than 15%” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at September 30, 2025, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that the liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of September 30, 2025, the holding company maintained a cash balance of $8.4 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC.

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

To identify areas of potential exposure to interest rate changes, the Company utilizes a third-party that uses commercially-available modeling software to perform monthly earnings simulations using a dynamic balance sheet and calculate the Company’s market value of portfolio equity under varying interest rate scenarios. The model imports relevant information for the Company’s financial instruments and incorporates Management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Assumptions regarding deposit betas in the up cycles can range from 25% to 100% and from 0% to 75% in the down cycles, depending on the deposit type. Deposit decay rate assumptions range from 5% to 26% and are based on the Company’s own historical averages. Prepayment speeds are based on actual three-year historical averages. Various rate scenarios consisting of key rate and yield curve projections are then applied in order to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

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

The Company had the following estimated net interest income sensitivity profiles over one year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration (dollars in thousands, unaudited):

	September 30, 2025		September 30, 2024
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	4.0%	$5,530	9.0%	$12,006
+300	3.2%	$4,440	6.9%	$9,153
+200	2.3%	$3,179	4.7%	$6,295
+100	1.3%	$1,776	2.5%	$3,385
Base
-100	(4.8)%	$(6,675)	(5.2)%	$(6,954)
-200	(10.0)%	$(13,817)	(10.4)%	$(13,795)
-300	(15.0)%	$(20,825)	(15.4)%	$(20,469)
-400	(17.3)%	$(23,992)	(18.4)%	$(24,467)

The above table is for parallel interest rate shocks for all rate curves and represents an extreme scenario. Management utilizes this as a starting point for determining its overall interest rate risk strategy. Based on the interest rate shocks, for the period ending September 30, 2025, Management believes that the Company is asset sensitive and is slightly less asset sensitive than the same period a year ago.

The incremental changes in net interest income are similar between the up 100, 200, 300, and 400 basis point scenarios. If there were an immediate and sustained upward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next 12 months is projected to increase by $1.8 million, or 1.3%, relative to a stable interest rate scenario, with the favorable variance increasing as interest rates rise higher.

If there was an immediate downward adjustment of 100 basis points in interest rates for all rate curves, net interest income would drop $6.7 million, or a negative variance of 4.8% over 12 months. The change in net interest income in the down 200 basis point scenario is a decrease of $13.8 million or 10.0%. As a significant portion of the Company’s deposits remain in noninterest-bearing accounts or low-cost deposit accounts, in a downrate scenario, these rates would not change or only change slightly. However, floating rate earning assets (loans and deposits) would reprice downward more than the decline in floating rate liabilities. All interest rate shock scenarios are within internal policy guidelines.

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

As the Company utilizes a dynamic balance sheet for its interest rate modeling, the Company also uses a static, or no-growth, balance sheet to assess the reasonableness of the interest rate sensitivity in the dynamic balance sheet model; no significant changes in interest rate risk outside of the base case were noted. In addition, the Company runs stress scenarios for stresses to average deposits, higher deposit betas than the base case, deposit migration from low-cost to high-cost deposits, and both higher and slower prepayment speeds. The most significant impact to net interest income in the net interest income simulations is the reduction or migration of low-cost deposits.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $360.1 million at September 30, 2025, comprised of $104.0 million in common stock, $5.1 million in additional paid-in capital, $276.2 million in retained earnings, and accumulated other comprehensive loss of $25.2 million. At the end of 2024, total shareholders’ equity was $357.3 million.

The $2.8 million, or 1%, increase in equity during the first nine months of 2025 was due to the addition of $29.4 million in net income, a $6.1 million favorable change in accumulated other comprehensive loss, due principally to changes in investment securities’ fair value, partially offset by $24.3 million in share repurchases, and $10.3 million in dividends paid. The remaining difference is related to the impact of equity compensation.

At September 30, 2025, the Company had a 2024 Share Repurchase Plan authorizing 1,000,000 shares of common stock, with an expiration date of October 31, 2025. At September 30, 2025, there were no shares of common stock remaining available for repurchase under the 2024 Share Repurchase plan.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	September 30,	December 31,	to be	Community Bank
	2025	2024	Well Capitalized	Leverage Ratio (1)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (2)	11.73%	11.80%	9.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio") (2)	10.65%	10.93%	9.00%	N/A
(1)	If the subsidiary bank’s leverage ratio exceeds the minimum ratio under the community bank leverage ratio framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s leverage ratio falls below the minimum under the community bank leverage ratio framework.
(2)	The Company has elected to phase in the impact of implementing CECL on regulatory capital over a three-year period, which ended December 31, 2024.

The federal banking agencies provide a simplified measure of capital adequacy for qualifying community banking organizations by allowing such banking organizations to opt into the community bank leverage ratio framework. The Company’s subsidiary has opted into the community bank leverage ratio framework. This means that if the Company’s subsidiary maintains a leverage ratio greater than 9%, it will be considered to have met the minimum capital requirements, the capital ratio requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject. A qualifying community banking organization with a leverage ratio of greater than 9% may opt into the community bank leverage ratio framework if has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of 5% or less of total consolidated assets. Further, the bank must not be an advanced approaches banking organization.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first nine months of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

From time to time, the Company and the Bank are defendants in legal proceedings, at various points of the legal process, arising from transactions conducted in the ordinary course of business. In the opinion of Management, in consultation with legal counsel, it is not probable that current legal actions will result in an unfavorable outcome that has a material adverse effect on the Company’s consolidated balance sheets, statements of income, statements of comprehensive income, or statements of cash flows. In the event such legal action results in an unfavorable outcome, the resulting liability could have a material adverse effect on the Company’s balance sheet, income statement, comprehensive income/(loss), or cash flows.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2024.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

In October 2024, the Board approved the 2024 Share Repurchase Plan by authorizing 1,000,000 shares of common stock for repurchase which expired on October 31, 2025. A new Share Repurchase Program was approved by the Board in October 2025, authorizing 1,000,000 shares of common stock for repurchase beginning at the end of the expiration of the share repurchase program on October 31, 2025, and expiring on October 31, 2026.

Stock Repurchases
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1 - July 31, 2025	99,677	31.10	99,677	90,665
August 1 - August 31, 2025	58,490	29.70	58,490	32,175
September 1 - September 30, 2025	32,175	30.38	32,175	—
Total	190,342		190,342
(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly-announced programs and/or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under the Company’s equity compensation plans.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

October 31, 2025	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

October 31, 2025	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

October 31, 2025	/s/ Cindy L. Dabney
Date	SIERRA BANCORP
Cindy L. Dabney
Principal Accounting Officer