Form 10-K
period 2025-12-31
SIERRA BANCORP
filed 2026-02-27
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.            ☒

If securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $364 million, based on the closing price reported to the registrant on that date of $29.69 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of February 20, 2026, was 13,186,503.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1.       BUSINESS

General

The Company

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”). The Company has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of December 31, 2025, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TruPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise. At December 31, 2025, the Company had consolidated assets of $3.8 billion (including gross loans of $2.5 billion), liabilities totaling $3.5 billion (including deposits of $2.9 billion), and shareholders’ equity of $364.9 million. The Company’s liabilities include $36.0 million in debt obligations due to its trust subsidiaries, related to TruPS issued by those entities.

The Bank

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities. The Bank was incorporated in September 1977 and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. Growth in the ensuing years has largely been organic but also includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in 2017.

The Bank maintains administrative offices, loan production offices, and 34 full-service branches in California.

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

We have ATMs at all but one of our branch locations and at six non-branch locations. Additionally, the Bank is a member of the Allpoint network, which provides our deposit customers with surcharge-free access to over 55,000 ATMs across the United States, Puerto Rico, Mexico, Canada, Australia, and the United Kingdom. Customers also have access to electronic point-of-sale payment alternatives nationwide via the Pulse network. We provide multiple account access options to meet both new and existing customer needs: an online account opening platform; online banking with bill-pay and mobile banking capabilities, including mobile check deposit; online lending solutions for consumers and small businesses; a customer service center accessible by toll-free telephone during business hours; and an automated telephone banking system that is generally accessible 24 hours a day, seven days a week. We offer a variety of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and payroll services.

Our chief products and services are making loans and accepting deposits. Lending activities cover real estate, commercial (including small business), mortgage warehouse, agricultural, and consumer loans. The bulk of our real estate loans are secured by owner and non-owner occupied commercial real estate, including office, retail, and hotel/motels; however, we also offer other real estate loan types such as commercial construction loans, multifamily, and agricultural. As noted above, gross loans totaled $2.5 billion at December 31, 2025, and the percentage of our total loan portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (72.0%); (ii) mortgage warehouse loans (20.3%); (iii) other commercial loans, including agricultural production and SBA loans (7.6%); and (iv) consumer loans (0.1%). Interest, fees, and other income on real estate secured loans, which is by far the largest segment of our portfolio, totaled $90.7 million, or 61% of net interest plus other income in 2025, and $83.1 million, or 57% of net interest plus other income in 2024.

In addition to loans, we offer a wide range of deposit products and services for individuals and businesses, including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts. We attract deposits throughout our market area via referrals from existing customers and direct-mail campaigns due to our customer-oriented product mix, competitive pricing, convenient locations, drive-through banking, and multiple delivery channels. We strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2025, the Company had 116,570 deposit accounts, down from 119,388 at December 31, 2024. Total deposits were $2.9 billion at December 31, 2025, relatively unchanged from the prior year.

Our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and improve our competitive position by developing new products and services. The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty. We hold no patents or licenses (other than licenses required by bank regulatory agencies), franchises, or concessions. We are not dependent on a single customer or group of related customers for a material portion of our core deposits. The Company had two loan categories that could be considered to be concentrations. The first was commercial real estate loans, which constituted 54.6% of total gross loans, with segments in retail (12.1%), office space (5.9%), and hospitality (9.4%). The second loan category that could be considered a concentration was mortgage warehouse, which made up 20.4% of total gross loans.

Our efforts to comply with government and regulatory mandates related to consumer protection and privacy, anti-money laundering, and other focus areas have resulted in significant ongoing Bank expense, including for compliance staffing and compliance-related software. However, as far as can be determined, there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of environmental regulation at the federal, state, or local level.

The Company is not directly involved with chemicals or toxins that might have an adverse effect on the environment; thus, its primary exposure to environmental legislation is through lending activities. The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Note 2 to the consolidated financial statements.

Competition

The banking business in California is generally highly competitive. Continued consolidation within the banking industry, including bank transactions within our market has heightened competition in recent periods. There are also a number of unregulated companies targeting profitable customer segments in our markets. Many of these companies operate across geographic boundaries and provide meaningful alternatives to banking products and services. These competitive trends are likely to continue.

Commercial bank competitors are dominated by a relatively small number of major banks operating a large number of offices within our geographic footprint. According to the FDIC’s June 30, 2025 combined market share data, the largest portion of combined total deposits in the 27 cities where the Company currently maintains branches belongs to Wells Fargo Bank (18.9%), Bank of America (16.4%), JPMorgan Chase (16.2%), and U.S. Bank (6.4%). Bank of the Sierra ranked fifth, with 5.4% of total deposits.

In the Bank’s primary market and headquarters location of Tulare County, however, we ranked first for deposit market share, with 21.6% of total deposits at June 30, 2025, and had the largest number of branch locations at 13. The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and allocate their resources to regions of highest yield and demand. They can also offer certain services we do not provide directly, although we may offer these indirectly through correspondent institutions, and by virtue of their greater capitalization, those banks have substantially higher legal lending limits. For loan customers whose needs exceed our legal lending limits, we may arrange for the sale, or participation, of a portion of the balances to financial institutions outside our geographic footprint.

In addition to other banks, our competitors include savings institutions, credit unions, and non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, asset management groups, mortgage banking firms, and fintech companies. Innovative technologies have lower barriers to entry than banks, yet many of these companies offer products and services previously considered traditional banking offerings. As a result, we have witnessed increased competition from companies that circumvent the banking system by facilitating payments via the internet, mobile devices, prepaid cards, and other means.

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

Human Capital

As of December 31, 2025, the Company had 436 full-time and 33 part-time employees. On a full-time equivalent (“FTE”) basis, staffing stood at 465 at December 31, 2025, a decrease of 20 FTE from December 31, 2024.

At December 31, 2025, the population of our workforce was as follows:

Gender	% of Total
Female	74%
Male	26%

Ethnicity	% of Total
American Indian/Alaskan Native	1%
Asian	4%
Black or African American	1%
Hispanic or Latino	52%
Two or more races	4%
White	38%

The Company recognizes a diverse workforce brings fresh perspectives that help strengthen and improve how we serve our communities. In addition, flexible working arrangements have been found to create efficiencies while also promoting employee health and safety. The Company maintains a safety program and policy and complies with all federal and state employee safety laws. At December 31, 2025, the Company had 55 employees working remotely and 141 working in hybrid arrangements.

The Company has long been committed to a comprehensive and competitive compensation and benefits program, as we operate in intensely competitive environments for talent. We continue to offer entry-level employees a minimum wage higher than the California minimum wage to attract, train, and retain skilled employees. Community banking is typically considered a relationship rather than a transactional banking model. Therefore, our employees are critical to the Company’s ability to develop and grow relationships with clients. To attract and retain a pool of talented and motivated employees who will continue to advance the purpose and contribute to the Company’s overall success, our compensation and benefits program includes an equity-based compensation plan; health/dental/vision insurance, including an employee assistance program  supporting mental health; supplemental insurance; life insurance; a 401(k) plan with eligibility for a Company match, benefits under the Family Medical Leave Act; workers’ compensation; paid vacation and sick days; holiday pay; training/education; and leave for bereavement, military service and jury duty.

We invest in our employees’ future by sponsoring and prioritizing continued education for all employees. The Company requires employees and directors to participate in role-based educational activities and training curriculum to stay current on industry-related topics, including compliance, human resources, and cyber and other enterprise risks. In addition, we provide opportunities for employees to maintain or enhance their skills for both their current position, as well as potential future opportunities. Company employees are notified periodically of available internal course offerings and educational seminars run by outside parties, including the American Bankers Association and Bankers Compliance Group. Employees are also encouraged to continue their higher education at accredited colleges and universities and may receive financial assistance for their participation.

Each year, we support our local communities through employee volunteerism and donations. Company employees logged nearly 3,600 volunteer hours in 2025. Donations through our Sierra Grant program totaled $630,000 in 2025, raising our total donations since the program’s inception 20 years ago to more than $5.4 million. As part of our commitment to environmental responsibility, we partnered with Southern California Edison to install 48 electric vehicle charging stations. Further, in areas of California affected by wildfires, our tree-planting efforts continue to expand. In 2025, we reached a new program milestone, having planted a total of 30,092 trees since our partnership with One Tree Planted began just a few years ago.

Copies of our Annual Report on 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) are available free of charge through our website (www.sierrabancorp.com) as soon as reasonably practicable after we have filed the material with, or furnished it to, the United States Securities and Exchange Commission (“SEC”). Copies can also be obtained by accessing the SEC’s website (www.sec.gov).

Regulation and Supervision

Banks and bank holding companies are heavily regulated by federal and state laws and regulations. Most banking regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of certain statutes, regulations, and regulatory guidance affecting the Company and the Bank. This summary is not intended to be a complete explanation of such statutes, regulations, and guidance, all of which are subject to change in the future, nor does it fully address their effects or potential effects on the Company and the Bank.

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

The Company is a bank holding company within the meaning of the BHC Act and is registered as such with the FRB. A bank holding company is required to file annual reports and other information with the FRB regarding its business operations and those of its subsidiaries. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks, and other activities the FRB has determined to be so closely related to banking as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others. A bank holding company that also qualifies as and elects to become a “financial holding company” may engage in a broader range of activities that are financial in nature or complementary to a financial activity (as determined by the FRB or Treasury regulations), such as securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments. The Company has not elected to become a financial holding company but may do so in the future if deemed appropriate in view of opportunities or circumstances at the time.

The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or its parent holding company. Acquisitions by the Bank are subject instead to the Bank Merger Act, which requires the prior approval of an acquiring bank’s primary federal regulator for any merger with or acquisition of another bank. Acquisitions by both the Company and the Bank also require the prior approval of the California Department of Financial Protection and Innovation (the “DFPI”) pursuant to the California Financial Code. Notably, in May 2025, the FDIC rescinded its previously adopted September 2024 final statement of policy regarding its review of Bank Merger Act applications for FDIC-supervised institutions, including the Bank. The now rescinded policy statement provided heightened expectations around the existing statutory factors the FDIC is required to consider in evaluating Bank Merger Act applications. The FDIC reverted to its prior standards generally viewed as more lenient than the rescinded 2024 policy statement. Also in September 2024, the DOJ withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum, clarifying that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines and the 2024 Banking Addendum. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches.

The Company and the Bank are deemed to be “affiliates” of each other and thus are subject to Sections 23A and 23B of the Federal Reserve Act as well as related Federal Reserve Regulation W which impose both quantitative and qualitative restrictions and limitations on transactions between affiliates. The Bank is also subject to laws and regulations requiring all extensions of credit to our executive officers, directors, principal shareholders, and related parties be, among other things, made on substantially the same terms and follow credit underwriting procedures no less stringent than those prevailing at the time for comparable transactions with persons not related to the Bank.

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

Capital Simplification for Qualifying Community Banking Organization

The federal banking agencies published a final rule on November 13, 2019, that provided a simplified measure of capital adequacy for qualifying community banking organizations. A qualifying community banking organization that opts into the community bank leverage ratio (“CBLR”) framework and maintains a leverage ratio greater than nine percent will be considered to have met the minimum capital requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject. Recently, federal bank regulators proposed lowering the CBLR to eight percent with final action on such proposal expected in 2026. (See below for further discussion of the requirements for well capitalized and the Prompt Corrective Action framework.)

A qualifying community banking organization with a leverage ratio of greater than nine percent may opt into the CBLR framework if it has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures, which are not unconditionally cancelable, of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of five percent or less of total consolidated assets. Further, the bank must not be an advance approaches banking organization. The final rule became effective January 1, 2020, and banks meeting the qualifying criteria could elect to use the CBLR starting with the quarter ended March 31, 2020. The Company and the Bank met the criteria outlined in the final rule and opted into the CBLR framework in the first quarter 2020.

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

The final rules established a regulatory minimum of 4.5% for common equity Tier 1 capital to total risk weighted assets (“Common Equity Tier 1 RBC Ratio”), a minimum of 6.0% for Tier 1 capital to total risk weighted assets (“Tier 1 Risk-Based Capital Ratio” or “Tier 1 RBC Ratio”), a minimum of 8.0% for qualifying Tier 1 plus Tier 2 capital to total risk weighted assets (“Total Risk-Based Capital Ratio” or “Total RBC Ratio”), and a minimum of 4.0% for the Leverage Ratio, which is defined as Tier 1 capital to adjusted average assets (quarterly average assets less the disallowed capital items noted above). In addition to the other minimum risk-based capital standards, the final rules also require a Common Equity Tier 1 capital conservation buffer. The buffer effectively raises the minimum required Common Equity Tier 1 RBC Ratio to 7.0%, the Tier 1 RBC Ratio to 8.5%, and the Total RBC Ratio to 10.5%. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to executive management. The Company is not required to report these ratios as long as we remain on the CBLR framework with a leverage ratio exceeding 9%.

Based on our capital levels at December 31, 2025 and 2024, the Company and the Bank met all capital adequacy requirements to which they are subject, utilizing the Capital Simplification for Qualifying Community Bank Organization. For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including, but not limited to, those that fall below one or more of the prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total RBC Ratio of 10%; Tier 1 RBC Ratio of 8%; Common Equity Tier 1 RBC Ratio of 6.5%; and Leverage Ratio of 5%); “adequately capitalized” (Total RBC Ratio of 8%; Tier 1 RBC Ratio of 6%; Common Equity Tier 1 RBC Ratio of 4.5%; and Leverage Ratio of 4%); “undercapitalized” (Total RBC Ratio of less than 8%; Tier 1 RBC Ratio of less than 6%; Common Equity Tier 1 RBC Ratio of less than 4.5%; or Leverage Ratio of less than 4%); “significantly undercapitalized” (Total RBC Ratio of less than 6%; Tier 1 RBC Ratio of less than 4%; Common Equity Tier 1 RBC Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than or equal to 2%). A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice merits a downgrade, but no bank may be treated as “critically undercapitalized” unless its actual tangible equity to assets ratio warrants such treatment.

As described above, the CBLR removes the requirement for qualifying banking organizations to calculate and report risk-based capital and instead requires only a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies' capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. An eligible banking organization can opt out of the CBLR framework and revert back to the risk-weighting framework without restriction. The CBLR minimum requirement remains at 9% for years after 2022.

As of December 31, 2025 and 2024, both the Company and the Bank qualified as well capitalized for regulatory capital purposes, utilizing the Capital Simplification for Qualifying Community Bank Organization.

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

Section 1071 of the Dodd-Frank Act amended the Equal Credit Opportunity Act (“ECOA”) to require financial institutions to compile, maintain, and submit to the Bureau certain data on applications for credit for women-owned, minority-owned, and small businesses. Congress enacted section 1071 for the purpose of facilitating enforcement of fair lending laws and enabling communities, governmental entities, and creditors to identify business and community development needs and opportunities for women-owned, minority-owned, and small businesses. Consistent with section 1071, covered financial institutions will be required to collect and report data on applications for credit for small businesses, including those owned by women or minorities, to the CFPB. The rule also addresses an approach to privacy interests and the publication of section 1071 data; shielding certain demographic data from underwriters and other persons. The Company is continuing to monitor challenges to this rule by various trade groups and other interested parties. The Consumer Financial Protection Bureau (“CFPB”) has delayed the effective and compliance dates for this rule twice, with the Bank in the last group by loan origination volume, requiring compliance by October 2027 and filing by June 2028. Further, in November 2025, the CFPB proposed increasing the number of covered transactions that trigger reporting requirements; the Bank is currently well below the proposed one thousand transaction threshold.

Deposit Insurance

The Bank’s deposits are insured up to maximum applicable limits under the Federal Deposit Insurance Act (generally $250,000 per depositor), and the Bank is subject to deposit insurance assessments to maintain the FDIC’s Deposit

Insurance Fund (the “DIF”). In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reached 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act. In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016, and assessment rates for most institutions were adjusted downward, but institutions with $10 billion or more in assets were assessed a quarterly surcharge which will continue until the reserve ratio reaches the statutory minimum of 1.35%. Furthermore, the restoration plan proposed an increase in the DRR to 2.00% of estimated insured deposits as a long-term goal for the fund. On September 30, 2018, the DIF ratio reached 1.36%. Because the ratio exceeded 1.35%, two deposit insurance assessment changes occurred under FDIC regulations: surcharges on large banks (total consolidated assets of $10 billion or more) ended, with the last surcharge on large banks being collected on December 28, 2018; and, banks with total consolidated assets of less than $10 billion were awarded credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. Bank of the Sierra received credits to reduce our FDIC assessments. On October 18, 2022, the FDIC adopted a final rule to increase the base deposit insurance rate uniformly by 2 basis points, beginning with the first quarterly assessment period of 2023. The FDIC also concurrently maintained the DRR for the DIF at 2.00% for 2023. The increase in assessment rate is intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum of 1.35% by the statutory deadline of September 30, 2028.

We are generally unable to control the amount of premiums we are required to pay for FDIC deposit insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay higher FDIC premiums, which could have a material adverse effect on our earnings and/or on the value of, or market for, our common stock.

Community Reinvestment Act

The Bank is subject to the Community Reinvestment Act (“CRA”), which imposes certain requirements and reporting obligations. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income (“LMI”) neighborhoods. Regulatory agencies must consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities, or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial noncompliance.” The Bank most recently received a “satisfactory” CRA assessment rating in August 2022.

On October 24, 2023, the FRB along with the FDIC and OCC issued a final rule amending the three-decade-old CRA regulation. The final rule updates the CRA regulations to achieve the following goals: encourage banks to expand access to credit, investment, and banking services in LMI communities; adapt to changes in the banking industry, including internet and mobile banking; provide greater clarity and consistency in the application of the CRA regulations; and tailor CRA evaluations and data collection to bank size and type. In March 2024, the agencies issued an interim final rule to extend the applicability date for certain provisions of the final rule from April 1, 2024, to January 1, 2026. On July 16, 2025, the FRB, FDIC, and OCC issued a joint proposal to rescind the 2023 CRA Final Rule, reinstating the 1995 CRA rules. The Bank continues to monitor challenges to the CRA regulations by various trade groups and other interested parties.

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

In June 2018, the California Consumer Privacy Act (“CCPA”) was signed into law, creating new privacy rights for Californians and significant new data protection obligations for businesses. The CCPA went into effect January 1, 2020. The California Privacy Protection Agency (“CPPA”) has enforcement authority. The CCPA added required notices about personal information we collect, use, share, and disclose for business purposes. The CCPA provides California residents with rights regarding their personal information, specifically related to exercising access, data portability, and deletion rights. There are also California breach notification and disclosure requirements. In November 2020, the California Privacy Rights Act (CPRA) ballot initiative, amending the CCPA which includes additional privacy protections for consumers, was passed. The majority of the CPRA’s provisions were in force January 1, 2023, with a look-back to January 2022. On January 1, 2026, additional CCPA requirements related to cybersecurity audits, privacy risk assessments, and automated decision-making technology became effective, with mandatory compliance dates beginning in 2027, or earlier if privacy practices change during 2026.

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

Overdrafts

The Electronic Funds Transfer Act, as implemented by the FRB’s Regulation E, governs transfers initiated through ATMs, point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions unless the customer affirmatively opts into the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. Other regulatory issuances include the FDIC’s Overdraft Payment Supervisory Guidance, which is designed to ensure banks appropriately mitigate risks associated with offering automated overdraft payment programs and comply with all consumer protection laws and regulations. Additionally, the FDIC issued guidance on assessing multiple re-presentment nonsufficient fund fees (NSF) of the same unpaid transaction. This guidance included their supervisory approach when a violation of law is identified, as well as expectations for full corrective action. The Bank does not charge customers for NSFs. The Bank continues to offer a discretionary overdraft privilege amount for both commercial and consumer customers and limits the number of daily overdraft fees to four per day. The Bank does not charge a fee for continuous overdrafts.

On December 12, 2024, the Consumer Financial Protection Bureau  (“CFPB”) issued a final rule to treat covered overdraft services offered by banks with more than $10 billion in assets as credit, bringing them under the Truth in Lending Act and Regulation Z unless fees were below a statutorily set limit. This rule was immediately challenged by various national and state banking associations and ultimately overturned on May 9, 2025, via a Congressional Review Act resolution. Although the Bank is under $10 billion would and not have been subject to the final rule, the Bank continuously evaluates its overdraft practices and monitors potential and final legislative and regulatory changes, as well as regulatory guidance related to overdrafts. In addition to potential federal changes to overdraft practices, California signed into law Senate Bill 1075 in September 2024, which limits overdrafts and non-sufficient fund fees for credit unions. While the Bank is not a credit union subject to such law, we continue to monitor California legislative agendas for potential imposed restrictions on overdraft fees. If the Bank were to be subject to a regulatory cap on overdraft fees or if competitive pressures cause the Bank to significantly lower overdraft fees, it could have a material impact on deposit fee income.

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

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive, or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s lack of financial savvy, inability to protect himself in the selection or use of consumer financial products or services, or reasonable reliance on a covered entity to act in the consumer’s interests.

The Bank continues to be subject to numerous other federal and state consumer protection laws that extensively govern its relationship with its customers. Those laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Servicemembers Civil Relief Act, the Americans with Disabilities Act, and respective state-law counterparts to these laws, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other laws require disclosures including the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank’s ability to raise interest rates, and otherwise subject the Bank to substantial regulatory oversight.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”), together with Dodd-Frank, relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production, and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition. Dodd-Frank effectively eliminated the prohibition under California law against interstate branching through de novo establishment of California branches. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently does not have any interstate branches.

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

Incentive Compensation

In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to help ensure banking organizations do not undermine their own safety and soundness by encouraging excessive risk-taking. The guidance, which covers all employees who have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. The regulatory agencies will review, as part of their regular risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, which are not “large, complex banking organizations.” Where appropriate, the regulatory agencies will take supervisory or enforcement action to address perceived deficiencies in an institution’s incentive compensation arrangements or related risk-management, control, and governance processes. The Company believes it is in full compliance with the regulatory guidance on incentive compensation policies.

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

Sarbanes-Oxley Act of 2002

The Company is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and accelerated share transaction reporting for executive officers, directors and 10% shareholders. In addition, Sarbanes-Oxley increased penalties for non-compliance with the Exchange Act. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from Management, and include extensive additional disclosure, corporate governance, and other related rules.

Commercial Real Estate Lending Concentrations

The federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis of the institution’s CRE concentration risk. The guidelines, as amended, are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines, as amended, establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of Tier 1 risk-based capital plus allowance for credit losses on loans; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of Tier 1 risk-based capital plus allowance for credit losses on loans, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period. The Bank remains well below these guidelines. Specifically, at December 31, 2025, the Bank’s total construction, land development and other land loans represented 3% of Tier 1 risk-based capital plus allowance for credit losses on loans. Further, at December 31, 2025, the Bank’s total CRE loans as defined in the regulatory guidelines represented 242% of Tier 1 risk-based capital plus allowance for credit losses on loans. The Bank and its Board of Directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the risk management of CRE under the guidelines.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Bank, and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the California legislature, and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation, and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure, and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

Article I.    ITEM 1A.    RISK FACTORS

You should carefully consider the following risk factors, and all other information contained in this Annual Report before making investment decisions concerning the Company’s common stock. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company, or that the Company currently believes are immaterial, may also adversely impact the Company’s business. If any of the events described in the following risk factors occur, the Company’s business, results of operations, and financial condition could be materially adversely affected. In addition, the market price of the Company’s common stock could decline due to any of the events described in these risks.

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

Adverse developments, such as continued interest rate volatility, inflation, tariffs, federal government shut-downs, jobs market, health epidemics or pandemics (or expectations about them), interest rate volatility, international trade disputes, oil price volatility, the level of U.S. debt, including the debt ceiling (and the potential inability to raise the debt ceiling), and global economic conditions, could depress business and/or consumer confidence levels, negatively impact real estate values, and otherwise lead to economic weakness which could have one or more of the following undesirable effects on our business:

●	a decrease in low-cost or noninterest bearing deposits;
●	a slowing of demand for loans or other products and services offered by us;
●	an inability to retain and recruit employees due to competition for labor;
●	increased competition for loans or other earning assets, including compression of credit spreads;
●	a decline in the value of our loans or other assets secured by real estate;
●	a decline in the value of fixed-rate investment securities, which could lead to a reduction in capital due to declines in other comprehensive income/(loss);
●	an increase in the reliance on wholesale funding;
●	a credit impairment of our investment securities; or
●	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in higher levels of nonperforming assets, net charge-offs, and provisions for credit losses.

Changes in interest rates could adversely affect our profitability, business, and prospects. Net interest income, and therefore earnings, can be adversely affected by differences or changes in the interest rates on, or the repricing frequency of, our financial instruments. In addition to the impact of interest rate risk on earnings, fluctuations in interest rates can affect the demand of customers for products and services, and an increase in the general level of interest rates may adversely affect the ability of certain borrowers to make variable-rate or adjustable-rate loan payments. The speed and absolute level of increase or decrease in interest rates can have a material impact on the net interest income and economic value of equity of the Bank depending on the asset liability profile at any point in time. In addition, different parts of the yield curve could change by different amounts causing the yield curve to steepen, flatten, or invert. The continued inversion of the shorter-end of the yield curve, along with a relatively flat longer-end of the yield curve, could further negatively impact the Company’s earnings over time.

Interest rates remain uncertain. With three rate cuts by the Federal Open Markets Committee of the Federal Reserve Bank in 2025, parts of the interest rate curve steepened through 2025 toward a more normal, upward-sloping shape. However, the shorter end of the curve remains inverted. Further, rates continue to be volatile along the curve, and uncertainty about the magnitude and direction of future rate movements along the curve remains due primarily to inflation and jobs data.

Changes in market interest rates could have a material adverse effect on the Company’s asset quality based on borrowers’ ability to repay at higher rates, loan origination volume, financial condition, results of operations, and cash flows. Customers with adjustable-rate loans could see payments increase significantly upon repricing, which could affect the borrower’s ability to service debt at higher rates. This interest rate risk can arise from FRB monetary policies, as well as other economic, regulatory, and competitive factors beyond our control.

Elevated interest rates since 2022 have decreased the value of the Company’s held-to-maturity and available-for-sale securities portfolio and certain fixed-rate loans, and the Company would realize losses if it were required to sell many of the securities or loans originated prior to 2022 to meet liquidity needs. As a result of inflationary pressures and the resulting rapid increases in interest rates since 2022, the trading value of previously issued government and other fixed income securities, as well as the value of certain fixed-rate loans, declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses. Unaccreted unrealized losses that existed at the time securities were transferred to held-to maturity and unrealized losses on available-for-sale securities are reflected in the Company’s accumulated other comprehensive income/(loss). Changes to unrealized losses after securities were transferred to held-to-maturity and unrealized losses on loans are not reflected in accumulated other comprehensive income/(loss).

Challenges in the agricultural industry could have an adverse effect on our customers and their ability to make payments to us, particularly in view of severe weather events in California and disruptions involving international trade. Difficulties experienced by the agricultural industry have led to relatively high levels of nonperforming assets in previous economic cycles. This is due to our footprint in Central California, where a considerable portion of the population is impacted, to some extent, by the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing, and sale of agricultural commodities.

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

Weather patterns are also of critical importance to row crop, tree fruit, and citrus production. A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power and could lead to higher unemployment throughout the San Joaquin Valley. It is difficult to predict if a drought will resume and if it does how long it might last. Another looming issue that could have a major impact on the agricultural industry involves water availability and distribution rights. If the amount of water available to agriculture becomes increasingly scarce as a result of diversion to other uses or limitations on agricultural use, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

Another significant drop in oil prices could have an adverse impact on our customers and their ability to make payments to us, particularly in areas such as Kern County, where oil production is a key economic driver. As we have experienced in the past, a drop in oil prices could lead to declines in property values and property taxes, particularly in Kern County, which is home to about three quarters of California’s oil production. The Company does not have direct exposure to oil producers, and our exposure via loans outstanding to borrowers involved in servicing oil companies totaled $110.0 million at December 31, 2025. However, if cash flows are disrupted for our energy-related borrowers, or if other borrowers are indirectly impacted and/or non-oil property values decline, our level of nonperforming assets and loan charge-offs could increase. Furthermore, economic multipliers to a contracting oil industry include the prospects of a depressed residential housing market and a drop in commercial real estate values.

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

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability. The banking business in our market areas is highly competitive, which may limit our ability to attract and retain banking customers. In California generally, and in our service areas specifically, major banks dominate the commercial banking industry. Such banks have substantially greater lending limits, offer certain services we cannot offer directly, and often operate with economies of scale that result in relatively low operating costs. We also compete with numerous financial and quasi-financial institutions, including providers of financial services via the internet, for deposits and loans. Due to a higher rate environment, competition for deposits has become more fierce, and new deposits generally have a higher cost. Recent advances in technology and other changes have allowed parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Additionally, the use of blockchain and related technology may cause further disintermediation away from banks. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of customer deposits and the fee income generated by those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Moreover, some customers continue to be concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. The bank offers accounts to customers that provide multi-million-dollar FDIC insurance using the IntraFi network of banks to offer reciprocal fully FDIC insured accounts through the Insured Cash Sweep (“ICS”) or Certificate of Deposit Account Registry System (“CDARS”). At December 31, 2025, the Bank estimates it had uninsured deposits of $703 million, or 25% of total deposits. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduces loan yields and drives down our net interest margin, thereby reducing profitability. Competition can also make it more difficult for us to continue increasing the size of our loan portfolio and deposit base and could cause us to rely more heavily on wholesale borrowings, which are generally more expensive than retail deposits.

We may not be able to continue to attract and retain employees, and our efforts to compete for talent may reduce our profitability. The Company recognizes that community banking is based on relationships and a core part of the Company’s service strategy is to recruit and develop employees that build these relationships with customers, vendors, and other employees. In addition to offering a competitive base salary or wage, the company offers comprehensive benefits, including training. The Company continues to maintain a minimum wage above the California minimum wage in an effort to attract entry level workers and retain employees at all levels. In addition, exempt employees of the Company receive a minimum salary of twice the California minimum wage, which is well above the national requirements for such employees. When coupled with many exempt positions remaining remote and/or hybrid work arrangements, the Company is able to recruit talent we would not otherwise be able to attract. The Company’s employees are critical to the Company’s ability to develop and grow relationships with its clients. However, we recognize that competition for talent by both banks and non-banks is fierce and that our overall expenses may be negatively affected by higher per employee costs or by higher-cost temporary staff or consultants. The competitive market for talent could also result in gaps of experience in certain areas or lower staffing levels, which could result in a reduced ability to serve our customers.

The value of the securities in our investment portfolio may be negatively affected by market disruptions, adverse credit events or fluctuations in interest rates, which could have a material adverse impact on capital levels. Our available-for-sale investment securities are reported at their estimated fair values, and fluctuations in fair values can result from changes in market interest rates, rating agency actions, issuer defaults, illiquid markets, and limited investor demand, among other things. Under current accounting rules we directly increase or decrease accumulated other comprehensive income in shareholders’ equity by the amount of the change in fair value, net of the tax effect. Because of the size of our fixed income bond portfolio relative to total assets, a relatively large increase in market interest rates, in particular, could result in a material drop in fair values and, by extension, our capital. For the year ended December 31, 2025, we had total net other comprehensive gains of $8.1 million, net of tax, primarily as a result of a decline in unrealized losses in our securities portfolio. The Company has a significant amount of Collateralized Loan Obligations; a change in credit events, demand or other factors could decrease the spread to the index which could have a negative impact in the value of those bonds. Non-government and non-US agency investment securities that have an amortized cost in excess of their current fair value at the end of a reporting period are also evaluated for potential credit impairment. If such credit impairment is indicated, the difference between the amortized cost and the fair value of those securities will be recorded as a charge in our income statement, which could also have a material adverse effect on our results of operations and capital levels.

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title. Approximately 72% of our loan portfolio at December 31, 2025, consisted of real estate loans. In the normal course of business, we may foreclose and take title to real estate collateral and could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Section 1.02 Risks Related to our Loans

Concentrations of real estate loans have negatively impacted our performance in the past and could subject us to further risks in the event of another real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. However, the overall concentration of commercial real estate loans has declined significantly since peaking at December 31, 2020. At December 31, 2025, 72.0% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio had real estate collateral as a secondary source of repayment or as an abundance of caution. Loans on commercial buildings represented approximately 75.9% of all real estate loans, while construction/development and land loans were 0.8%, loans secured by residential properties accounted for 21.0%, and loans secured by farmland were 3.7% of real estate loans. The Company’s $14.8 million balance of nonperforming assets at December 31, 2025, is comprised primarily of two agricultural relationships totaling $13.0 million and a single other real estate owned property of $1.6 million.

In past recessionary periods, the residential real estate market experienced significant deflation in property values and foreclosures occurred at relatively high rates. While residential real estate values in our market areas appear to have stabilized, if they were to slide again, or if commercial real estate values were to decline materially, the Company could experience additional migration into nonperforming assets. An increase in nonperforming assets could have a material adverse effect on our financial condition and results of operations by reducing our income and increasing our expenses. Deterioration in real estate values might also further reduce the number of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of more natural disasters like those California has experienced recently, including fires, flooding, and earthquakes, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

Our commercial real estate exposes us to increased lending risks. Commercial and agricultural real estate, construction and land development, and multi-family loans comprise approximately 57.9% of our total loan portfolio as of December 31, 2025, exposing the Company to certain risks if not properly managed overall and individually. Our concentration of commercial real estate loans peaked at December 31, 2020, and the concentration to capital and allowance has declined from 376% to 242% since such date.

In particular, office properties within commercial real estate have been stressed by the surge in interest rates combined with the increase in vacancies. In the next three years, $30.9 million, or 20.1%, of our office real estate loans have the ability to reprice. The potential inability of our borrowers to service debt at higher rates exposes us to greater risk of loss. Commercial real estate and land development loans typically involve relatively large balances to a borrower or a group of related borrowers, and an adverse development with respect to a larger commercial loan relationship would expose us to greater risk of loss if not properly collateralized.

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

Repayment of our commercial loans is often dependent on the cash flows of the borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2025, we had $192.6 million, or 7.6% of total loans, in commercial loans (including SBA loans and agricultural production loans but excluding mortgage warehouse loans). Commercial lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are extended primarily based on the cash flows of the borrowers, and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value or be subject to other risks such as agricultural production and demand. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of such collateral in the event of default may be an insufficient source of repayment for multiple reasons, including uncollectible accounts receivable and obsolete or special-purpose inventories, among others.

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

We may experience credit losses in excess of our allowance for such losses. We endeavor to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. At December 31, 2025, we established an allowance for estimated credit losses on loans in our accounting records based on:

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

The allowance for credit losses can be affected by changes in economic forecasts, especially national employment rates, gross national product, and housing price indices, changes in estimated loan prepayment speeds, actual levels of charge-offs, changes to the level of nonaccrual loans, and changes to management’s estimate of items not otherwise considered as part of the quantitative calculation of the allowance. At any given date, we maintain an allowance for credit losses on loans that we believe is adequate to absorb specifically identified expected losses as well as any other losses of principal which are not expected to be collected over the contractual life of the loans, adjusted for expected prepayments. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any given time there may be loans in our portfolio that could result in losses but have not been identified as nonperforming or potential problem loans. We cannot be sure that we will identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on loans that have been so identified. In addition, the FDIC and the DFPI, as part of their supervisory functions, periodically review our allowance for credit losses on loans. Such agencies may identify additional considerations for us to address with respect to our allowance for credit losses which may cause us to increase our allowance for credit losses.

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

Our mortgage warehouse portfolio could be volatile, and the income could be affected by changes to the difference between loan yields and wholesale funding costs. At December 31, 2025, we had approximately $766.0 million in total commitments related to mortgage warehouse, and $518.3 million of loans outstanding. The amount of mortgage warehouse loans outstanding represented 20.4% of our total loans outstanding as of December 31, 2025, and had increased from 14.0% of loans outstanding as of December 31, 2024. Individual loans underlying the mortgage warehouse facilities are very short-term as we provide funding from the date the loan is originated until our customer can sell such loan to any number of mortgage buyers.  While we have expanded the number of products offered, as well as expanded geographically across the United States, the demand for mortgages can be volatile causing fluctuations in both balances and income. Further, in order to best match the short-term nature of our mortgage warehouse facilities, we rely upon wholesale funding including brokered deposits, federal funds purchased, and secured borrowings from the FHLB or Federal Reserve Bank. The cost of short-term wholesale fundings could change by an amount greater than or less than the related change in yield on mortgage warehouse loans, thus causing income compression. Further, the availability of wholesale funding could decline causing rates to increase relative to the yield on mortgage warehouse loans.

Section 1.03 Risks Related to our Management

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services. We believe that our continued growth and success depends in large part upon the skills of our executive management team and other key personnel. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel or an inability to attract, retain, or motivate key personnel could adversely affect our business. Further, incentive programs have to be balanced between alignment with our growth goals and prudent risk management. If we are not able to retain our existing key personnel or attract additional qualified personnel, our business operations could be impaired.

We may incur significant losses as a result of ineffective risk management processes and strategies. We seek to monitor and control our risk exposure through a comprehensive enterprise risk framework administered by our Chief Risk Officer with oversight by our Board of Directors. This includes establishing the Company’s Risk Appetite, performing an annual Enterprise Risk Assessment, and ongoing monitoring of key risk indicators. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, including performing an internal audit of our enterprise risk framework, those techniques and the judgements that accompany their application may not be effective and may not anticipate all material economic and financial outcomes on the Company and its customers, or the specifics and timing of such outcomes.

Section 1.04 Risks Related to our Other Accounting Estimates

We may experience future goodwill impairment. In accordance with U.S. Generally Accepted Accounting Principles (GAAP), we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. We perform a goodwill evaluation at least annually to test for potential impairment. As part of our testing, we assess quantitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine the fair value of a reporting unit is less than its carrying amount using these quantitative factors, we must record a goodwill impairment charge based on that difference. Adverse conditions in our business climate, including a significant decline in future operating cash flows, a significant change in our stock price or market capitalization, or a deviation from our expected growth rate and performance may significantly affect the fair value of the Company and may trigger goodwill impairment losses, which could be materially adverse to our operating results and financial position. We cannot provide assurance that we will not be required to take an impairment charge in the future. Any impairment charge would have an adverse effect on our shareholders’ equity and financial results and could cause a decline in our stock price.

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

There are risks resulting from the extensive use of models. We rely on quantitative models to measure risks and estimate certain financial values. Models may be used to measure interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, assisting with identifying compliance and fraud risk, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models could result in business decisions made based on the use of models being adversely affected due to the inaccuracy of that information. Models are often based on historical experience to predict future outcomes and new experiences or events which are not part of historical experience could significantly increase model imprecision and reliability. Model inputs can also include information provided by third parties, such as economic forecasts or macroeconomic variables upon which we rely. Our reliance on models continues to increase as rules, guidance, and expectations change, including the model used in the determination of our allowance for credit losses.

Section 1.05 Risks Related to our Strategy

A key part of our strategy is operational leverage, which relies on income growth at a faster pace than expense growth. Growing income is primarily dependent on growing earnings assets and lower cost deposits. Many factors could cause our income not to grow, including the inability to attract and retain employees, economic conditions, competition, and regulatory or legislative changes affecting the industry. Expense management is dependent upon the Bank’s ability to manage overall costs, including investments in technology and staffing necessary for growth. These investments may take more time to break-even or to provide an expected return on such investment than initially forecasted. Another component of this strategy involves process efficiency, which is dependent on the bank’s ability to properly leverage technology for both customer-facing and back-office roles.

Growing by acquisition entails integration and certain other risks, and our financial condition and results of operations could be negatively affected if our expansion efforts are unsuccessful, or we fail to manage our growth effectively. In addition to organic growth, we have also expanded through acquisitions of branches and whole institutions, most recently in 2018. We desire to reestablish this inorganic growth strategy, within our current footprint and/or via geographic expansion, but there are risks associated with any such expansion. Those risks include, among others, incorrectly assessing the asset quality of a bank acquired in a particular transaction, encountering greater than anticipated costs in integrating acquired businesses, facing resistance from customers or employees, being unable to profitably deploy assets acquired in the transaction, regulatory compliance risks, and being unable to achieve forecasted results. To the extent we issue capital stock, if any, in connection with additional transactions, the transactions and related stock issuances may have a dilutive effect on tangible book value per share. If our Company’s stock value is valued lower than peers, it could subject us to effectively paying more to acquire another institution or be unable to effectively match a peer offer for such institution. If the subsidiary’s CRA rating is downgraded to less than satisfactory in the future, it could negatively affect the Company’s acquisition strategy as the CRA requires the banking agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies.

Our earnings, financial condition, and prospects after a merger or acquisition depend in part on our ability to successfully integrate the operations of the acquired company. We may be unable to integrate operations successfully or to achieve expected cost savings. Any cost savings which are realized may be offset by losses in revenues or other charges to earnings. There also may be business disruptions that cause us to lose customers or cause customers to remove their accounts from us and move their business to competing financial institutions. In addition, our ability to grow may be limited if we cannot make acquisitions. We compete with other financial institutions with respect to potential acquisitions. We cannot predict if, or when, we will be able to identify and attract acquisition candidates or make acquisitions on favorable terms.

Section 1.06 Legislative and Regulatory Risks

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings. We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the FRB, the DFPI, and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties, as well as imposing limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the FRB, significantly affect credit conditions. Any increased regulatory examination scrutiny or new regulatory requirements could increase the Company’s expenses and affect the Company’s operations.

Our expenses could increase as a result of increases in FDIC insurance premiums or other regulatory assessments. The FDIC charges insured financial institutions a premium to maintain the DIF at a certain level. In the event that deteriorating economic conditions increase bank failures, the FDIC ensures payments of deposits up to insured limits from the DIF. In 2022, the FDIC announced an increase in rates in 2023, resulting in an increase in the Bank’s FDIC insurance assessments. For the year ended 2025 there were no increases in rates; however, there can be no assurance that the FDIC will not further increase assessment rates in the future or that the Bank will not be subject to higher assessment rates due to a change in its risk category, either of which could have an adverse effect on the Bank’s earnings.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings. The FRB, the FDIC, and the DFPI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition, and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act, and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations, receiving a less than satisfactory CRA rating, or challenges related to other consumer protection laws could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines.

Private parties may also challenge an institution’s performance under consumer compliance laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations, and growth prospects.

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

We derive fee income from charging customers for fees that could be subject to increased scrutiny by the regulators. There has been increased scrutiny of certain fees, including overdrafts, late fees, and interchange fees, charged to consumers and/or businesses in recent years. Changes to the Company’s overdraft practices due to changes in regulations or rules impact the collection of overdraft or insufficient fund fees could negatively impact the Company’s earnings. In 2025, the Company recognized $5.2 million of income from overdraft fees, which could be impacted due to changes in the amount or method of how overdraft fees are charged. In addition, the Company has a significant level of income from money service businesses. Changes in regulatory oversight of money service businesses could negatively impact the number of money service businesses we serve and the related income from such customers.

Legislative changes could adversely affect our business.  Both federal and state legislative bodies have issued and/or proposed laws that could adversely affect banking, including limiting certain fees or interest charged. Other legislative proposals could increase costs of compliance, increase potential losses, or reduce income. If enacted, these proposals could adversely affect our services provided, fees charged for such services, or limit how such services are delivered.

Section 1.07 Risks Related to our Common Stock

You may not be able to sell your shares at the times and in the amounts you want if the price of our stock fluctuates significantly or the trading market for our stock is not active. The market price of our common stock could be impacted by a number of factors, many of which are outside our control. Although our stock has been listed on Nasdaq for many years and our trading volume has increased in recent periods, trading in our stock does not consistently occur in high volumes and the market for our stock cannot always be characterized as active. Thin trading in our stock may exaggerate fluctuations in the stock’s value, leading to price volatility in excess of that which would occur in a more active trading market. In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price in the future include, but are not necessarily limited to, the following:

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

Future acquisitions or share repurchases may dilute shareholder ownership and value, especially tangible book value per share. We periodically evaluate opportunities to acquire other financial institutions and/or bank branches and could incorporate such acquisitions as part of our future growth strategy. Such acquisitions may involve cash, debt, and/or equity securities. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value per common share may occur in connection with any future acquisitions. To the extent we issue capital stock in connection with such transactions, the share ownership of our existing shareholders may be diluted on the date of such transaction. Similarly, repurchases of shares at a price in excess of our tangible book value per share will result in some dilution of the tangible book value per share on the date of such transaction.

The Company relies heavily on the payment of dividends from the Bank. At December 31, 2025, the holding company had $6.9 million in cash available. While this cash is sufficient to cover required cash flow needs beyond the end of the next quarter, the Company’s long-term ability to meet debt service requirements and pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. If (i) any capital requirements are increased; and/or (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This would reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid, and the frequency and amount of such dividends will also depend on the financial condition and performance of the Bank and the decision of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options or issuance of restricted stock. The shares of our common stock do not have preemptive rights, which means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue up to 24,000,000 shares of common stock, and as of December 31, 2025, we had 13,273,788 shares of common stock outstanding. Except for certain limitations imposed by Nasdaq, nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. Furthermore, when our directors and officers exercise in-the-money stock options or receive restricted stock units, your ownership in the Company is diluted. As of December 31, 2025, there were outstanding options to purchase an aggregate of 189,400 shares of our common stock with an average exercise price of $26.85 per share. There were also 161,467 shares of restricted stock units outstanding which vest over periods ranging from one year to five years from initial issuance. At the same date there were an additional 267,316 shares available to grant under our 2023 Stock Incentive Plan, which replaced the Company’s 2017 Stock Incentive Plan.

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

Provisions in our articles of incorporation could delay or prevent changes in control of our corporation or our management. Our articles of incorporation contain provisions for staggered terms of office for members of the Board of Directors; no cumulative voting in the election of directors; the approval by a plurality of votes cast for directors; and the requirement that our Board of Directors consider the potential social and economic effects on our employees, depositors, customers and the communities we serve as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of the Company. These provisions make it more difficult for another company to acquire us, which could cause our shareholders to lose an opportunity to be paid a premium for their shares in an acquisition transaction and reduce the current and future market price of our common stock.

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

Section 1.08 Risks Related to the Business of Banking in General

If we are not able to successfully keep pace with technological changes in the industry, our business could be hurt. The financial services industry is constantly undergoing technological change, with the frequent introduction of new technology-driven products and services, including new payment solutions and the use of agentic artificial intelligence (“AI”). The effective use of technology increases efficiency and enables financial institutions to better serve clients and reduce costs, including mitigating fraud risks. Our future success depends, in part, upon our ability to respond to the needs of our clients by using technology to provide desired products and services and create additional operating efficiencies. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to keep pace with technological change in the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition and results of operations.

Unauthorized disclosure of sensitive or confidential customer information, whether through a cyberattack, other breach of our computer systems or any other means, could severely harm our business. In the normal course of business we collect, process, and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. These types of incidents or breaches can remain undetected for an extended period. Cybersecurity risks for banking organizations have significantly increased in recent years because of new emerging technologies, including AI, and the use of digital technologies to conduct financial transactions. While we continue our efforts to identify, contain and mitigate these threats through detection and response mechanisms, product improvement, the use of encryption and multi-factor authentication technology, and customer and employee education, fraudulent attempts directed against us, our customers, and third-party service providers remain a serious issue.

We rely on external vendors to provide products and services necessary to maintain our day-to-day operations. These third-party vendors are sources of operational and informational security risk to us, including risks associated with cyber-attacks. While we require regular security assessments from third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or security breach. If these vendors encounter a cyber-attack, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

We are subject to risks associated with the adoption of new technologies such as AI. The Company or its third-party vendors, clients or counterparties may develop or incorporate AI technology, including agentic AI, in certain business processes, services or products. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and includes regulation targeted specifically at AI, as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s or third parties’ implementation of AI technology and increase the Company’s compliance costs and risk of non-compliance. While the Company’s deployment of AI at this time is generally limited to fraud detection or prevention; we continue to evaluate whether to implement additional AI tools, or agentic AI, in certain limited capacities, taking into account the risks associated with potential errors, inaccuracies of work product, privacy, intellectual property rights, the potential for bias, and cybersecurity.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully remediated. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems could result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets), which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their employees) and to the risk that our (or our vendors’) business continuity and data security efforts might prove to be inadequate.

Fraud risk continues to evolve and impact our customers and our Bank. Check fraud has reemerged as a key source of fraud, in addition to debit card fraud, mobile banking fraud, account takeover, invoice fraud, and cyber fraud. Scams are often harder to detect as fraudsters deploy AI, causing many customers to authorize transactions they believe are legitimate. Theft of credentials, including multi-factor authentication codes, using social engineering and malicious emails or websites, continues to rise. Detecting and preventing fraud requires deploying additional resources and technologies, obtaining cooperation from other institutions, active monitoring of payment activities for suspicious activity, and continued training of employees and customers. In addition, liability for fraud remains uncertain for particular transactions.

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

Governance

The Senior Information Security Officer (ISO), along with both the Director of Information Technology (IT), and Director of Information Services are responsible for managing our cybersecurity risk program. The Director of IT and Director of Information Services report to the Chief Operating Officer and are responsible for designing and maintaining the company’s network security architecture, as well as the day-to-day management of key components of our cybersecurity risk program, including identity access management, vulnerability and patch management, intrusion prevention systems, and threat intelligence. The ISO reports to the Chief Risk Officer and provides guidance, oversight, monitoring, and challenge of first line activities. The ISO is responsible for the development and management of our information security program, which includes cybersecurity risk assessments, incident response, third-party risk management, and testing of first line activities.

Our Board of Directors and Board Risk Committee have delegated oversight authority to a management-level Risk Committee, which is comprised of executive and senior management leadership with cybersecurity technical and/or regulatory expertise. The management-level Risk Committee meets quarterly and has primary responsibility and oversight for risk management strategies related to information security, cybersecurity, fraud, privacy, business continuity, and resilience. The ISO and Director of IT present Information Security reporting, including updates on the external threat environment and our cybersecurity program, including our performance in identifying, preventing, detecting, mitigating, and remediating cybersecurity threats. This information is subsequently reported up to the Board Risk Committee.

The Board Risk Committee is responsible for oversight of the Company’s enterprise risk management program, which encompasses information technology, information security, and cybersecurity. This includes management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The Board Risk Committee also has oversight of and establishment of risk appetite guidance through the approval of Policies and Programs including the information security and cybersecurity programs. Annual independent assessments of the Company’s cybersecurity program which are completed by external parties with the required expertise are also presented to the Board Risk Committee. The Chief Risk Officer and ISO report to the Board and/or Board Risk Committee on cybersecurity risks. Senior officers from IT or Information Security discuss cybersecurity matters that arise between Committee and Board meetings with the Chief Operating Officer and/or the Chief Risk Officer, who will share these with the Company’s Executive Officers and Board members, as appropriate.

ITEM 2.      PROPERTIES

The Company’s administrative headquarters is housed in a 37,000 square foot, three-story office building located at 86 North Main Street, Porterville, California, and our main office consists of a one-story brick building located at 90 North Main Street, Porterville, California, adjacent to our administrative headquarters. The administrative headquarters, as well as four other branch offices, namely California City, Farmersville, Lompoc, and San Luis Obispo are situated on unencumbered property owned by the Company. The remaining branches, technology center, and remote ATM locations are leased from unrelated parties. Management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the foreseeable future.

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

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information available via public sources:

	Sale Price of the Company's		Approximate Trading
Calendar	Common Stock		Volumes
Quarter End	High	Low	Shares
March 31, 2025	$32.22	$26.80	2,669,400
June 30, 2025	$30.04	$22.42	2,146,000
September 30, 2025	$31.36	$27.81	1,067,700
December 31, 2025	$34.71	$26.49	2,759,000

(b)     Holders

As of January 31, 2025, there were an estimated 11,124 shareholders of the Company’s Common Stock. There were 654 registered holders of record on that date; and per Broadridge, an investor communication company, there were 10,470 beneficial holders with shares held under a street name, including “objecting beneficial owners” whose names and addresses are unavailable. Since some holders maintain multiple accounts, it is likely that the above numbers overstate the actual number of the Company’s shareholders.

(c)     Dividends

The Company paid cash dividends totaling $13.7 million, or $1.00 per share in 2025 and $13.6 million, or $0.94 per share in 2024, which represents 32% of annual net earnings for 2025 and 34% for 2024. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, in the past when many of our peers elected to suspend dividend payments, the Company’s Board determined that we should continue to pay a certain level of dividends without regard to peer payout ratios, as long as our core operating performance was adequate and policy or regulatory restrictions did not preclude such payments. That said, no assurance may be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends upon cash on hand as supplemented by dividends from the Bank. The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, regulatory standing, ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by the Bank’s Board of Directors. The authority of the Bank’s Board of Directors to declare cash dividends is also subject to statutory restrictions. Under California banking law, the Bank may at any time declare a dividend in an amount not to exceed the lesser of (i) its retained earnings, or (ii) its net income for the last three fiscal years reduced by distributions to the Bank’s shareholders during such period. However, with the prior approval of the Commissioner of the California Department of Financial Protection and Innovation, the Bank may declare a larger dividend, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year.

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

(d)     Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2025, with respect to stock options and restricted stock units outstanding, and available under our 2023 Equity Compensation Plan and the now-terminated 2017 and 2007 Stock Incentive Plans, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Vesting of Restricted Stock Awards	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	161,467	189,400	$26.85	267,316

(e)     Performance Graph

Below is a five-year performance graph comparing the cumulative total return on the Company’s common stock to the cumulative total returns of the Nasdaq Composite Index (a broad equity market index), the S&P Bank Index, and the S&P $1 billion to $5 billion Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2020, and the reinvestment of dividends.

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Sierra Bancorp	100.00	117.55	95.70	106.66	142.14	166.34
Nasdaq Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P U.S. SmallCap Banks Index	100.00	139.21	122.74	123.35	145.82	160.37
S&P U.S. BMI Banks Index	100.00	135.97	112.77	123.02	164.70	211.47

Source: S&P Global Market Intelligence

(f)     Stock Repurchases

In October 2024, the Board approved the 2024 Share Repurchase Plan by authorizing 1,000,000 shares of common stock for repurchase beginning at the end of the expiration of the then current share repurchase program on October 31, 2024, and expiring on October 31, 2025. A new Share Repurchase Program was approved in October 2025 authorizing 1,000,000 shares of common stock for repurchase beginning at the end of the expiration of the share repurchase program on October 31, 2025, and expiring on October 31, 2026.

During the fourth quarter of 2025 the Company purchased shares of its common stock as follows:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
October 1 - October 31, 2025	—	$—	—	—
November 1 - November 30, 2025	120,555	$29.69	102,904	897,096
December 1 - December 31, 2025	119,135	$33.03	119,135	777,961
Total	239,690		222,039
(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly announced programs and/or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under the Company’s equity compensation plans.

ITEM 6. [RESERVED]

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2025, and 2024, and the results of operations for each year in the three-year period ended December 31, 2025. The discussion is best read in conjunction with the Company’s consolidated financial statements and the notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATMENTS

Statements contained in this report or incorporated by reference that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company’s expectations, intentions, beliefs, or strategies regarding the future. These forward-looking statements include, but are not limited to, statements about the Company’s plans, objectives, expectations, and intentions that are not historical facts, and other statements identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “should,” “projects,” “seeks,” “estimates,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. All forward-looking statements concerning economic conditions, growth rates, income, expenses, or other values which are included in this document are based on information available to the Company on the date noted, and the Company assumes no obligation to correct, revise, or update any such forward-looking statements. It is important to note that the Company’s actual results could materially differ from those in such forward-looking statements, and you should not place undue reliance on these forward-looking statements. Risk factors and the Company’s ability to manage that risk could cause actual results to differ materially from those in forward-looking statements but are not limited to those outlined previously in Item 1A.

Critical Accounting Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States and prevailing practices within the banking industry. All significant intercompany balances and transactions have been eliminated. Certain reclassifications may have been made to prior year’s balances to conform to classifications used in 2025. Actual results may differ from those estimates under divergent conditions.

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

Selected Financial Data
(dollars in thousands, except per share data)
	As of and for the years ended December 31,
Operating Data	2025	2024	2023
Net interest income	$124,686	$120,029	$112,405
Credit loss expense	$6,095	$4,792	$3,681
Noninterest income	$30,589	$31,521	$30,400
Noninterest expense	$92,837	$92,890	$92,660
Provision for income taxes	$14,016	$13,308	$11,620
Net income	$42,327	$40,560	$34,844
Selected Balance Sheet Summary
Total loans, net	$2,525,365	$2,306,604	$2,066,884
Total assets	$3,829,279	$3,614,271	$3,729,799
Total deposits	$2,876,436	$2,891,668	$2,761,223
Total liabilities	$3,464,416	$3,256,969	$3,391,702
Total shareholders' equity	$364,863	$357,302	$338,097
Net loans to total deposits	87.79%	79.77%	74.85%
Per Share Data
Net income per basic share	$3.14	$2.84	$2.37
Net income per diluted share	$3.11	$2.82	$2.36
Book value per share	$27.49	$25.12	$22.85
Cash dividends per share	$1.00	$0.94	$0.92
Weighted average common shares outstanding basic	13,496,560	14,284,401	14,706,141
Weighted average common shares outstanding diluted	13,593,119	14,396,021	14,737,870
Key Operating Ratios:
Performance Ratios: (1)
Return on average equity	11.88%	11.62%	11.30%
Return on average assets	1.15%	1.12%	0.94%
Average equity to average assets ratio	9.70%	9.61%	8.31%
Net interest margin (tax-equivalent)	3.75%	3.66%	3.37%
Efficiency ratio (tax-equivalent) (3)	58.91%	60.76%	63.90%
Asset Quality Ratios: (1)
Non-performing loans to total loans	0.52%	0.84%	0.38%
Non-performing assets to total loans and other real estate owned	0.58%	0.84%	0.38%
Net charge-offs to average loans	0.39%	0.15%	0.18%
Allowance for credit losses on loans to total loans at period end	0.84%	1.07%	1.12%
Allowance for credit losses on loans to nonaccrual loans	162.35%	126.25%	294.30%
Regulatory Capital Ratio: (2)
Tier 1 capital to adjusted average assets (leverage ratio)	10.80%	10.93%	10.32%
(1)	Asset quality ratios are end of period ratios. Performance ratios are based on average daily balances during the periods indicated.
(2)	For definitions and further information relating to regulatory capital requirements, see “Item 1, Business - Supervision and Regulation - Capital Adequacy Requirements” herein.
(3)	The efficiency ratio is a non-GAAP measure and is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Overview of the Results of Operations and Financial Condition

Results of Operations Summary

The Company recognized net income of $42.3 million in 2025 relative to $40.6 million in 2024 and $34.8 million in 2023. Net income per diluted share was $3.11 in 2025, as compared to $2.82 in 2024 and $2.36 for 2023. The Company’s return on average assets and return on average equity were 1.15% and 11.88%, respectively, in 2025, as compared to 1.12% and 11.62%, respectively, in 2024, and 0.94% and 11.30%, respectively, for 2023. The following is a summary of the major factors that impacted the Company’s results of operations for the years presented in the consolidated financial statements.

●	Net interest income improved by 4% in 2025 over 2024, and by 7% in 2024 over 2023. The change in 2025 was due primarily to a decrease of 26 basis points in the cost of interest-bearing liabilities. Average interest earning assets increased $40.9 million in 2025 over 2024, and average interest-bearing liabilities remained relatively flat. The average balance of investment securities decreased $123.0 million while average gross loan balances increased $183.9 million. We experienced an increase of $121.4 million in mortgage warehouse line utilization, a $35.6 million increase in real estate loans, and a $31.4 million increase in commercial loans. Average balances on higher-cost time deposits and brokered deposits decreased by $93.8 million, offset by increases in lower cost customer transaction accounts of $51.6 million and average borrowed funds of $42.2 million. The net interest margin in 2025 was 9 basis points higher than in 2024, as a result of the change in mix of interest-bearing liabilities.

The decrease in average earning assets in 2024 over 2023 was due primarily to the strategic restructuring of our lower-yielding bond portfolio in the first quarter of 2024, partially offset by increases in loan balances. The average balance of investment securities decreased $285.1 million while average gross loan balances increased $161.5 million. We experienced an increase of $176.5 million in mortgage warehouse line utilization, and a $39.6 million increase in farmland loans. Higher cost average borrowed funds declined $153.6 million, enabled by the sale of lower-yielding bonds. The net interest margin in 2024 was 29 basis points higher than in 2023, as a result of the balance sheet restructuring.

●	We recorded a credit loss expense on loans of $6.1 million in 2025, as compared to a $4.6 million expense in 2024, and $4.1 million expense in 2023. The $1.5 million increase in credit loss expense for 2025, as compared to 2024, was due primarily to the workout of a single agricultural production loan relationship in 2025, which resulted in charge-offs of $7.5 million. The $0.5 million increase in credit loss expense for 2024, as compared to 2023, was due to an unfavorable increase in the allowance for credit losses on loans individually evaluated. This unfavorable increase was partially offset by the impact of lower net charge-offs, along with a favorable improvement in underlying economic forecasts used as part of the Company’s allowance for credit losses model.
●	Noninterest income decreased by $0.9 million, or 3%, in 2025 over 2024, and increased by $1.1 million, or 4%, in 2024 over 2023. The year over year decrease in 2025 was mostly due to $1.1 million unfavorable change in non-recurring gains, as well as a decrease in service charges on deposit accounts of $0.7 million. These decreases were partially offset by an increase in gains recorded on life insurance proceeds during 2025.

The year over year increase in 2024 was mostly due to $1.1 million increase in service charges and a $0.9 million increase in bank-owned life insurance income. These two favorable improvements were partially offset by a $0.8 million decline in other noninterest income items.

●	Noninterest expense decreased by $0.1 million, or 0.1%, in 2025 as compared to 2024, and increased by $0.2 million, or 0.2%, in 2024 over 2023. Maintaining relatively flat expenses in 2024 and 2025 was the result of a strategic focus on expense management.

While operational efficiencies gained in 2024 from strategic decisions made by the Company in personnel expenses, and other noninterest expenses, helped contain noninterest expense, these positive variances were offset by increased occupancy costs as a result of the sale/leaseback transactions in the fourth quarter of 2023 and the first quarter of 2024 resulting in a slight increase in noninterest expense in 2024 compared to 2023.

●	The Company recorded income tax provisions of $14.0 million, $13.3 million, and $11.6 million for the years ending 2025, 2024, and 2023 respectively, or approximately 25% of pre-tax income each year.

Financial Condition Summary

The Company’s assets totaled $3.8 billion at December 31, 2025, as compared to $3.6 billion at December 31, 2024. Total liabilities were $3.5 billion at December 31, 2025, as compared to $3.3 billion at the end of 2024, and shareholders’ equity totaled $364.9 million at December 31, 2025, as compared to $357.3 million at December 31, 2024. The following is a summary of key balance sheet changes during 2025.

●	Total assets increased by $215.0 million, or 6%, to $3.8 billion. This was mostly a result of an increase in outstanding loan balances.
●	Investment securities decreased $45.3 million, or 5%. This decrease consisted primarily of paydowns and early calls of variable rate collateralized loan obligations (“CLOs”), offset by purchases of mortgage-backed securities and corporate bonds.
●	Gross loans at amortized cost increased $215.4 million, or 9%. This increase was a result of organic growth led by a $191.9 million increase in mortgage warehouse outstandings. There were also increases of $33.1 million in commercial real estate loans, $14.2 million in other commercial loans, and $8.9 million in construction/land loans, partially offset by decreases of $23.0 million in residential real estate loans, $9.2 million in farmland loans, and $0.5 million in consumer loans.
●	Deposit balances decreased $15.2 million, or 0.5%. The decline in deposits came mostly from decreases of $71.4 million in higher-cost customer time deposits, partially offset by an increase in brokered deposits of $45.1 million and smaller increases in customer transaction accounts. Overall noninterest-bearing deposits as a percent of total deposits at December 31, 2025, decreased slightly to 34.6%, as compared to 34.8% at December 31, 2024.
●	Total capital increased by $7.6 million, or 2%, ending the year at $364.9 million. The increase in equity during the year ended December 31, 2025, was primarily due to $42.3 million in net income and an $8.1 million improvement in accumulated other comprehensive income (loss) partially offset by $13.7 million in dividends paid, and $30.8 million in share repurchases. The remaining difference was related to stock options exercised and restricted stock activity during the year.

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

Net Interest Income and Net Interest Margin

Net interest income was $124.7 million in 2025, as compared to $120.0 million in 2024, and $112.4 million in 2023. This equates to increases of 4% in 2025, and 7% in 2024. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield of interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the acceleration of net deferred loan fees and costs for loans paid off early, reversal of interest for loans placed on non-accrual status, and the recovery of interest on loans that had been on non-accrual and were paid off, sold, or returned to accrual status.

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

AVERAGE BALANCES AND RATES
(dollars in thousands, unaudited)
	Year Ended December 31,
	2025			2024			2023
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance(1)	Expense	Rate(2)	Balance(1)	Expense	Rate(2)	Balance(1)	Expense	Rate(2)
Investments:
Interest-earning due from banks	$29,753	$1,301	4.37%	$49,754	$2,659	5.34%	$19,527	$1,054	5.40%
Taxable	734,348	35,771	4.87%	845,018	48,682	5.76%	992,187	54,367	5.48%
Non-taxable	198,287	6,359	4.06%	210,636	6,743	4.05%	348,551	10,909	3.96%
Total investments	962,388	43,431	4.69%	1,105,408	58,084	5.40%	1,360,265	66,330	5.09%
Loans: (3)
Real estate	1,841,734	90,713	4.93%	1,806,114	83,120	4.60%	1,854,300	82,174	4.43%
Agricultural	71,498	3,727	5.21%	75,309	5,390	7.16%	35,724	2,438	6.82%
Commercial	111,097	6,732	6.06%	79,719	4,702	5.90%	85,572	5,096	5.96%
Consumer	3,034	271	8.93%	3,654	326	8.92%	4,249	348	8.19%
Mortgage warehouse	379,559	26,447	6.97%	258,191	20,658	8.00%	81,675	6,658	8.15%
Other	2,382	67	2.81%	2,415	68	2.82%	2,415	77	3.19%
Total loans	2,409,304	127,957	5.31%	2,225,402	114,264	5.13%	2,063,935	96,791	4.69%
Total interest earning assets (4)	3,371,692	171,388	5.13%	3,330,810	172,348	5.23%	3,424,200	163,121	4.85%
Other earning assets	17,062			17,131			16,850
Non-earning assets	284,878			283,111			272,930
Total assets	$3,673,632			$3,631,052			$3,713,980

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$229,782	$5,611	2.44%	$160,644	$3,950	2.46%	$143,428	$1,429	1.00%
NOW	371,554	482	0.13%	393,126	512	0.13%	442,819	289	0.07%
Savings accounts	355,544	401	0.11%	365,459	336	0.09%	419,834	269	0.06%
Money market	152,645	2,650	1.74%	138,703	2,071	1.49%	132,748	710	0.53%
Time deposits	503,503	16,320	3.24%	556,506	23,229	4.17%	527,965	23,214	4.40%
Brokered deposits	241,871	11,033	4.56%	282,618	13,257	4.69%	163,382	5,643	3.45%
Total interest bearing deposits	1,854,899	36,497	1.97%	1,897,056	43,355	2.29%	1,830,176	31,554	1.72%
Borrowed funds:
Federal funds purchased	48,035	2,013	4.19%	3,840	252	6.56%	94,815	4,975	5.25%
Repurchase agreements	123,425	262	0.21%	123,878	211	0.17%	90,294	245	0.27%
Short term borrowings	10,774	485	4.50%	12,535	685	5.46%	130,622	7,059	5.40%
Long term FHLB Advances	80,000	3,126	3.91%	80,000	3,126	3.91%	58,411	2,282	3.91%
Long term debt	49,436	1,718	3.48%	49,346	1,721	3.49%	49,257	1,715	3.48%
Subordinated debentures	35,923	2,601	7.24%	35,745	2,969	8.31%	35,567	2,886	8.11%
Total borrowed funds	347,593	10,205	2.94%	305,344	8,964	2.94%	458,966	19,162	4.18%
Total interest bearing liabilities	2,202,492	46,702	2.12%	2,202,400	52,319	2.38%	2,289,142	50,716	2.22%
Noninterest bearing demand deposits	1,026,380			989,561			1,057,041
Other liabilities	88,335			90,142			59,317
Shareholders' equity	356,425			348,949			308,480
Total liabilities and shareholders' equity	$3,673,632			$3,631,052			$3,713,980

Interest income/interest earning assets			5.13%			5.23%			4.85%
Interest expense/interest earning assets			1.39%			1.57%			1.48%
Net interest income and margin(5)		$124,686	3.75%		$120,029	3.66%		$112,405	3.37%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)	Loans are gross of the allowance for possible credit losses. Net loan fees have been included in the calculation of interest income. Net loan (costs) fees and loan acquisition FMV amortization were $(1.2) million, $(1.4) million, and $(1.0) million for the years ended December 31, 2025, 2024, and 2023, respectively.
(4)	Non-accrual loans are slotted by loan type and have been included in total loans for purposes of total interest earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

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

Volume and Rate Variances
(dollars in thousands)
	Years Ended December 31,
	2025 over 2024				2024 over 2023
	Increase(decrease) due to				Increase(decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(1,069)	$(483)	$194	$(1,358)	$1,632	$(11)	$(16)	$1,605
Taxable	(6,376)	(7,520)	985	(12,911)	(8,064)	2,793	(414)	(5,685)
Non-taxable	(395)	12	(1)	(384)	(4,316)	249	(99)	(4,166)
Total investments	(7,840)	(7,991)	1,178	(14,653)	(10,748)	3,031	(529)	(8,246)

Loans:
Real estate	1,639	5,839	115	7,593	(2,135)	3,163	(82)	946
Agricultural	(273)	(1,464)	74	(1,663)	2,701	119	132	2,952
Commercial	1,850	129	51	2,030	(349)	(48)	3	(394)
Consumer	(55)	—	—	(55)	(49)	31	(4)	(22)
Mortgage warehouse	9,711	(2,668)	(1,254)	5,789	14,389	(123)	(266)	14,000
Other	(1)	—	—	(1)	—	(9)	—	(9)
Total loans	12,871	1,836	(1,014)	13,693	14,557	3,133	(217)	17,473
Total interest earning assets	$5,031	$(6,155)	$164	$(960)	$3,809	$6,164	$(746)	$9,227
Liabilities:
Interest bearing deposits:
Demand	$1,700	$(27)	$(12)	$1,661	$172	$2,097	$252	$2,521
NOW	(28)	(2)	—	(30)	(32)	287	(32)	223
Savings accounts	(9)	76	(2)	65	(35)	117	(15)	67
Money market	208	337	34	579	32	1,272	57	1,361
Time deposits	(2,212)	(5,191)	494	(6,909)	1,255	(1,176)	(64)	15
Brokered deposits	(1,912)	(365)	53	(2,224)	4,118	2,021	1,475	7,614
Total interest bearing deposits	(2,253)	(5,172)	567	(6,858)	5,510	4,618	1,673	11,801

Borrowed funds:
Federal funds purchased	2,900	(91)	(1,048)	1,761	(4,774)	1,248	(1,197)	(4,723)
Repurchase agreements	(1)	52	—	51	91	(91)	(34)	(34)
Short term borrowings	(96)	(121)	17	(200)	(6,382)	80	(72)	(6,374)
Long-term FHLB Advances	—	—	—	—	843	1	—	844
Long term debt	3	(6)	—	(3)	3	3	—	6
Subordinated debentures	15	(381)	(2)	(368)	14	69	—	83
Total borrowed funds	2,821	(547)	(1,033)	1,241	(10,205)	1,310	(1,303)	(10,198)
Total interest bearing liabilities	568	(5,719)	(466)	(5,617)	(4,695)	5,928	370	1,603
Net interest income	$4,463	$(436)	$630	$4,657	$8,504	$236	$(1,116)	$7,624

Net interest income increased in 2025 primarily due to a favorable volume variance of $4.5 million, as higher loan and interest-bearing deposit volumes more than offset lower volumes in the investment portfolio and borrowed funds. The decline in investment volume was mainly caused by runoff and early calls on CLOs. The favorable loan volume variance reflected loan growth during the year, led by higher balances in mortgage warehouse, commercial real estate, and commercial loans.

The unfavorable rate variance of $0.4 million for 2025 was driven largely by an $7.5 million unfavorable rate impact on investment securities, primarily related to variable-rate CLOs affected by 75 basis points of Federal Reserve rate cuts between September and December 2025. This unfavorable impact was partially offset by a favorable rate variance on total loans. The negative rate variance on earning assets was mostly offset by favorable rate variances of $5.2 million on interest-bearing deposits and $0.5 million on borrowed funds, as the yields on these interest bearing liabilities also fell as a result of the Federal Reserve rate cuts.

The positive mix variance of approximately $0.6 million was attributable primarily to the deployment of new borrowed funds at lower interest rates, including increased use of federal funds purchased.

The 2024 favorable volume variance of $8.5 million, as compared to 2023, is due to the favorable loan volume variance and favorable borrowed fund volume variance exceeding the unfavorable volume variances related to investments and deposits. The decline in investment volume and favorable reduction in borrowed funds was facilitated by the balance sheet restructuring strategy in late 2023. The favorable loan volume variance was due to loan growth in 2024, primarily from mortgage warehouse.

The 2024 favorable rate variance of $0.2 million, as compared to 2023, is comprised mostly of favorable rate variances related to earning assets being mostly offset by unfavorable deposit and borrowed fund costs due to overall higher rates on assets being offset by higher funding rates. The 2024 unfavorable mix variance of $1.1 million is driven by lower investment balances, and higher loan balances, compounded by higher rates paid on interest-bearing deposits. Some of this unfavorable mix was mitigated by the decrease in borrowed funds.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, increased by 9 basis points to 3.75% in 2025 and increased by 29 basis points to 3.66% in 2024 as compared to 2023.

The expansion of net interest margin in 2025, as compared to 2024, was driven primarily by a shift in the mix of interest-earning assets and lower funding costs. Higher-yielding loan balances, particularly mortgage warehouse, commercial real estate, and commercial loans, replaced lower-yielding investment securities that declined due to runoff and early calls on CLOs. Additionally, the Company strategically reduced both balances and the cost of time deposits, shifting funding toward lower-cost transaction accounts and federal funds purchased.

Rates paid on non-maturity deposits remained relatively stable in 2025, as compared to 2024, though interest-bearing demand balances continued to reflect rate sensitivity from customers. Short-term borrowings, including federal funds purchased, carried lower rates in 2025 compared to 2024 as market rates declined, contributing to a more favorable overall funding mix. Reduced average balances of higher-cost brokered deposits also contributed to overall improvement in funding costs, supporting margin expansion. These benefits more than offset the reduction in yields on variable-rate CLOs resulting from the 75 basis-point decline in the federal funds rate in the second half of 2025.

The improvement in net interest margin during 2024, as compared to 2023, was largely attributable to the Company’s balance sheet restructuring executed in late 2023 and early 2024. The sale of lower-yielding securities and the paydown of higher-cost borrowed funds resulted in a more favorable earning-asset mix, with loan growth, particularly in mortgage warehouse balances, further contributing to higher yields.

Deposit costs, however, increased meaningfully during 2024 due to sustained competitive pressures. Rates paid on non-maturity deposits increased 41 basis points in 2024 compared to 2023, reflecting heightened customer rate sensitivity. Interest-bearing demand deposits increased 146 basis points, and money market rates rose 96 basis points during the same period. While customer time deposit rates decreased 23 basis points in 2024 due to product repricing, particularly those tied to prime, this decrease was offset by higher non-maturity deposit costs. The overall weighted-average cost of interest-bearing liabilities increased 16 basis points in 2024.

Adjustments to interest income generally occur due to the following adjustments: interest income recovered upon the resolution of nonperforming loans, the reversal of interest income when a loan is placed on non-accrual status, and accelerated fees or prepayment penalties recognized for early payoffs of loans. Such adjustments totaled $0.7 million, $0.5 million, and $0.9 million of additional interest income in 2025, 2024, and 2023, respectively.

Credit Loss Expense and Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for credit losses on loans. The Company recorded credit loss expense on loans of $6.1 million in 2025, $4.6 million in 2024, and $4.1 million in 2023. The higher credit loss expense in 2025 compared to 2024 was due mostly to increased provision related to a single agricultural lending relationship with total charge-offs of $7.5 million. The Company’s $0.5 million increase in credit loss expense for the year ending 2024 over 2023, was due to an unfavorable increase in the allowance for credit losses on loans individually evaluated, partially offset by the impact of lower net loan charge-offs and a favorable improvement in underlying economic forecasts used as part of our allowance for credit losses model.

With the credit loss expense on loans recorded in 2025, we were able to maintain our allowance for credit losses on loans at a level that, in Management’s judgment, is adequate to absorb expected credit losses over the remaining contractual life on both individually and collectively evaluated loans. Specifically identifiable and quantifiable credit losses on loans are immediately charged off against the allowance. The Company experienced net loan charge-offs of $9.4 million in 2025, $3.3 million in 2024, and $3.6 million in 2023.

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

Noninterest Revenue and Operating Expense

The table below sets forth the major components of the Company’s noninterest revenue and operating expense for the years indicated, along with relevant ratios:

Non-Interest Income/Expense
(dollars in thousands)
	Year Ended December 31,
	2025	2024	2023
NONINTEREST INCOME:
Service charges on deposit accounts
Interchange income on debit cards	$8,067	$8,134	$8,052
Business analysis fees	4,579	4,786	4,549
Overdraft fee income	5,232	5,512	5,261
Other service charges and fees	5,610	5,741	5,241
Gain (loss) on sale of securities	120	(2,615)	(14,104)
(Loss) gain on sale of fixed assets	(52)	3,783	15,270
Increase in cash surrender value of life insurance	1,402	979	864
Earnings on separate account life insurance	1,206	1,671	903
Other	4,425	3,530	4,364
Total noninterest income	30,589	31,521	30,400
As a % of average interest-earning assets	0.91%	0.95%	0.89%

NONINTEREST EXPENSES:
Salaries and employee benefits
Salary and incentives	$42,495	$42,448	$42,592
Employee benefits	8,252	7,515	8,142
Deferred compensation	309	375	243
Occupancy and equipment costs	12,536	12,374	10,160
Advertising and marketing costs	1,526	1,422	2,215
Data processing costs	6,127	6,202	5,831
Deposit services costs	8,319	8,417	8,775
Loan services costs
Loan processing	515	529	597
Foreclosed assets	7	—	665
Other operating costs	3,856	3,816	4,362
Professional services costs
Legal and accounting	2,224	2,243	2,238
Director's cost	1,302	1,376	1,388
Deferred directors' fees	1,041	1,597	849
Other professional services costs	2,952	2,883	2,760
Stationery and supply costs	433	483	531
Debit card and fraud loss	943	1,210	1,312
Total noninterest expense	$92,837	$92,890	$92,660
As a % of average interest-earning assets	2.75%	2.79%	2.71%
Net noninterest income as a % of average interest-earning assets	(1.85%)	(1.84%)	(1.82%)
Efficiency ratio (1) (2)	58.91%	60.76%	63.90%
(1)	Tax Equivalent
(2)	The efficiency ratio is a non-GAAP measure and is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from securities and bank owned life insurance income.

Noninterest income decreased $0.9 million, or 3%, in 2025 over 2024, following an increase of $1.1 million, or 4%, in 2024 compared to 2023. Noninterest income represented 0.91% of average interest-earning assets in 2025 down from 0.95% in 2024. The ratio decline in 2025 was primarily attributable to lower net non-recurring gains along with an increase in interest-earning assets.

The principal component of the Company’s noninterest income, service charges on deposit accounts decreased 3%, or $0.7 million in 2025 compared to 2024. The decrease was driven primarily by lower overdraft fee income and lower business analysis fees. In 2024, service charges increased $1.1 million, or 5%, compared to 2023, reflecting higher business analysis fees and other service charges, as well as growth in overdraft income. A significant portion of the business analysis fees are charges to money service business customers related to cash handling fees. As a percentage of average transaction account balances, service charge income was 1.4% in 2025, 1.6% in 2024, and 1.4% in 2023. Overdraft income on both consumer and corporate accounts totaled $5.2 million in 2025, $5.5 million in 2024, and $5.3 million in 2023.

Interchange income from debit cards (included in service charges on deposit accounts) was $8.1 million in 2025, consistent with 2024 and 2023.

BOLI income consists of two components. The first component is a relatively stable investment in “general account” BOLI that receives a standard crediting rate from the carrier which remains relatively stable year over year. The Company’s books reflect a net cash surrender value for general account BOLI of $56.1 million and $41.3 million, respectively as of December 31, 2025 and 2024. General account BOLI produces income that is used to help offset expenses associated with overall employee benefits. Interest credit rates on general account BOLI do not change frequently so the income has typically been fairly consistent with $1.4 million of general account BOLI income recorded for the year ending December 31, 2025, $1.0 million recorded for the year ending December 31, 2024, and $0.9 million recorded for the year ending December 31, 2023. The increase in 2025 was due to the purchase of $15 million in new BOLI polices in April 2025 on senior and executive officers of the Company.

The second component of BOLI is “separate account” which consists of specific directed investments in underlying assets (generally equity and bond funds) that closely mirror investment choices of deferred compensation participants. Deferred compensation participants can make investment choices similar to a traditional 401k plan; as the deferred compensation plan is a nonqualified plan, the liability is a corporate liability. To offset this deferred compensation plan, the Company has chosen to use separate account BOLI designed to be an economic hedge against deferred compensation. Therefore, the income on BOLI generally offsets the deferred compensation expense each year. Separate account BOLI income declined $0.5 million in 2025 which closely matched the $0.6 million decline in deferred compensation expense (including deferred directors fees) for 2025. Similarly, the $0.8 million increase in separate account BOLI income in 2024 closely matched the $0.9 million increase in deferred compensation expense (including deferred directors fees) for 2024. The separate account BOLI earnings are decreased by the underlying cost of life insurance, however, the earnings on separate account BOLI income are tax-free, whereas the related deferred compensation expense is tax deductible. The Company had $13.2 million invested in separate account BOLI at December 31, 2025, which offset approximately $13.7 million of deferred compensation liability.

Net gains (losses) on sale of securities were a $0.1 million gain in 2025, as compared to a $2.6 million loss in 2024 and a $14.1 million loss in 2023. The losses in 2024 and 2023 were primarily attributable to strategic securities sales executed as part of balance sheet repositioning initiatives.

(Loss) gain on sale of fixed assets was $(0.1) million in 2025, as compared to gains of $3.8 million in 2024 and $15.3 million in 2023. The gains in 2024 and 2023 were due primarily to the sale and leaseback of bank-owned branch buildings; no comparable transactions occurred in 2025.

Noninterest income also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Included in other income:
Dividends on equity investments	$1,335	$1,337	$1,076
Unrealized losses recognized on equity investments	—	(311)	(291)
SBA loan fund income	1,225	1,467	1,423
Credit card and other loan fees	808	712	776
Other	1,057	325	1,380
Total other noninterest income	$4,425	$3,530	$4,364

The “other” category in other noninterest income increased $0.7 million in 2025 compared to 2024 and decreased $0.8 million in 2024 compared to 2023. The fluctuation over the three-year period was driven largely by life insurance proceeds, which contributed to higher income in both 2025 and 2023.

Total operating expense, or noninterest expense, decreased $0.1 million, or 0.1%, in 2025 as compared to 2024, and increased $0.2 million, or 0.2%, in 2024 compared to 2023. Noninterest expense was 2.75% of average interest-earning assets in 2025, compared to 2.79% in 2024 and 2.71% in 2023.

The largest component of noninterest expense, salaries and employee benefits, increased $0.7 million, or 1%, in 2025 compared to 2024, and decreased $0.6 million, or 1%, in 2024 compared to 2023. The increase in 2025 was driven primarily by higher employee benefit costs, partially offset by lower deferred compensation expense. Salaries, identified as loan origination costs, that were deferred from current expense for recognition over the life of related loans totaled $3.0 million in 2025, $3.0 million in 2024, and $2.7 million in 2023.

Salaries and benefits were 55% of total operating expense in 2025 and 2023, and 54% in 2024. The number of full-time equivalent staff employed by the Company totaled 465 at the end of 2025, as compared to 485 at December 31, 2024, and 489 at December 31, 2023. The decrease in full-time equivalent staff for the three-years ending December 31, 2025 was due to ongoing efficiency initiatives across the Bank.

Total rent and occupancy expense, including furniture and equipment costs, increased $0.2 million in 2025 compared to 2024, and increased $2.2 million in 2024 compared to 2023. The increase in 2024 was primarily due to higher rent expense associated with the sale/leaseback transactions completed in late 2023 and early 2024.

Advertising and marketing costs increased $0.1 million in 2025 compared to 2024 and decreased $0.8 million in 2024 compared to 2023. The decrease in 2024 was a result of a change in the Company’s marketing strategy, while the inconsequential increase in 2025 reflected stability in that strategy.

Data processing costs declined slightly in 2025, decreasing $0.1 million from 2024, reflecting management’s disciplined approach to controlling operating expenses. In contrast, costs increased $0.4 million in 2024 relative to 2023, primarily due to the rollout of new loan-origination technology to support customer experience and operational efficiency initiatives, along with increased expenditures related to data-storage capacity.

Deposit services costs decreased $0.1 million in 2025 compared to 2024 and decreased $0.4 million in 2024 compared to 2023. The decrease in 2025 reflects the Company’s continued focus on expense management, as ongoing reductions in debit card processing costs, primarily attributable to the prior conversion from Mastercard to VISA, lower ATM servicing costs, and reduced amortization of core deposit intangibles more than offset increases in armored car and internet banking costs. The decrease in 2024, as compared to 2023, was due to favorable variances in debit card processing and ATM networks costs, from the branding change to VISA from Mastercard in 2023.

Loan services costs are comprised of loan processing costs, and net costs associated with foreclosed assets. Loan processing costs, which include expenses for property appraisals and inspections, loan collections, demand and foreclosure activities, loan servicing, loan sales, and other miscellaneous lending costs, experienced modest declines in both 2025 relative to 2024 and in 2024 relative to 2023. The decrease in 2025 over 2024 was due to declines in appraisal costs and credit reporting costs while the 2024 decline over 2023 was mainly related to reduced appraisal costs. Foreclosed assets costs are comprised of write-downs taken subsequent to reappraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets. Foreclosed asset expenses were inconsequential in 2025 and 2024, and $0.7 million in 2023. These costs fluctuate based on market conditions of OREO relative to our holding value, the nature of the underlying properties and the volume of OREO properties in inventory. At the end of 2025, the Company had one OREO property remaining in inventory at a fair value of $1.6 million. The property is currently in the process of sale with no additional expected losses on the sale.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs. Other operating costs remained flat in 2025 as compared to a decrease of $0.5 million, or 13%, in 2024. The decrease in 2024 was due to payments in 2023 that did not reoccur in 2024, mainly restitution payments made in 2023 to analysis customers, and hiring and recruiting costs.

Total Professional Services costs, which consist of legal and accounting, acquisition, directors’ fees, and other professional services costs, decreased $0.6 million in 2025 compared to 2024, and increased $0.9 million in 2024 compared to 2023. The decrease in 2025 was driven primarily by lower deferred directors’ fees and lower directors’ costs, partially offset by higher other professional services costs. The increase in 2024, as compared to 2023, was primarily due to an unfavorable variance in directors’ deferred compensation. Other professional services costs include FDIC assessments and other regulatory expenses, and certain insurance costs.

Stationery and supply costs have trended downward over the three-year period ending in 2025, consistent with the Company’s ongoing strategic emphasis on disciplined expense management.

Debit card and fraud losses totaled $0.9 million in 2025, $1.2 million in 2024, and $1.3 million in 2023. The year-over-year reductions are attributable in part to the Company’s hiring of a full-time fraud manager focused on addressing fraud losses, including debit card fraud.

The Company’s tax-equivalent overhead efficiency ratio improved to 58.9% in 2025, from 60.8% in 2024, and 63.9% in 2023. The efficiency ratio is a calculation of noninterest expense as a percentage of the sum of net interest income and noninterest income excluding net gains (losses) from debt securities and bank owned life insurance income. The Company is strategically focused on strengthening discipline around expenses, as well as increasing income which is the denominator of the equation. The improvement in 2025 primarily reflected higher core revenue generation and continued expense management. Tax-equivalent net interest income increased in 2025, while total noninterest expense remained essentially flat year over year, resulting in a more favorable expense-to-revenue relationship. The improvement in 2024, as compared to 2023, was driven primarily by meaningful growth in core pre-provision revenue, particularly through higher net interest income following balance sheet actions executed in late 2023 and early 2024, combined with a relatively stable operating expense base. Although certain expense categories increased in 2024 (including occupancy and other operating costs), the overall revenue improvement more than offset these changes, resulting in a lower efficiency ratio compared to 2023.

Income Taxes

Income tax provision was $14.0 million in 2025, $13.3 million in 2024, and $11.6 million in 2023 resulting in effective tax rates of 24.9%, 24.7%, and 25.0% respectively. The effective tax rate increased modestly by approximately 18 basis points in 2025 compared to 2024. The increase primarily reflected a lower benefit from tax-exempt municipal income in 2025, partially offset by a higher level of affordable housing tax credits and lower nondeductible interest expense. The tax accrual rate was lower in 2024 due to an increase in the net benefit from tax credits but was higher in 2023 due to a lower proportion of non-taxable income to taxable income.

The Company records income tax expense throughout the year based on an estimated effective tax rate (“ETR”). The estimated ETR reflects management’s current expectation of the full-year tax rate, considering the mix of taxable and tax-exempt income, permanent differences, tax credits, and other items impacting the overall tax rate. Income tax expense is recognized by applying the estimated ETR to pre-tax income, with adjustments recorded as needed to reflect changes in the estimated annual ETR and any discrete tax items identified during the period. Permanent differences include but are not limited to tax-exempt interest income, BOLI income or loss, and certain book expenses that are not allowed as tax deductions. The Company’s investments in state, county, and municipal bonds provided $6.4 million of federal tax-exempt income in 2025, $6.7 million in 2024, and $10.9 million in 2023. Moreover, in addition to life insurance proceeds of $0.9 million in 2025, $0.2 million in 2024 and $0.9 million in 2023, net increases in the cash surrender value of bank-owned life insurance added $2.6 million to tax-exempt income in 2025, $2.7 million in 2024, and $1.8 million in 2023.

Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds. We had a total of $22.6 million invested in low-income housing tax credit funds as of December 31, 2025, and $25.4 million as of December 31, 2024, which are included in other assets rather than in our investment portfolio. Those investments have generated substantial tax credits over the past few years, with about $2.9 million, $1.7 million, and $0.6 million in credits available for the tax years 2025, 2024, and 2023, respectively. The credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. We plan to invest in additional tax credit funds in the future, but if the economics of such transactions do not justify continued investments, then the level of low-income housing tax credits will taper off in future years until they are substantially utilized by the end of 2036. That means that even if taxable income stayed at the same level through 2036, our ETR would gradually increase.

Financial Condition

Assets totaled $3.8 billion at December 31, 2025, an increase of $215.0 million, or 6%, from December 31, 2024. The 2025 increase in assets was driven primarily by growth in loans, partially offset by a reduction in investment securities. Assets totaled $3.6 billion at December 31, 2024, a decrease of $115.5 million, or 3%, from December 31, 2023. The 2024 decline in assets was primarily attributable to the Company’s strategic balance sheet restructuring, which included a reduction in investment securities, partially offset by loan growth.

Deposits totaled $2.9 billion at December 31, 2025, decreasing $15.2 million, or 0.5%, from December 31, 2024, due primarily to a shift in mix away from higher-cost time deposits. Deposits increased $130.4 million, or 5%, in 2024 compared to 2023, driven primarily by brokered deposits used to incrementally fund mortgage warehouse lending.

Total shareholders’ equity was $364.9 million at December 31, 2025, up from $357.3 million at December 31, 2024. The 2025 increase reflected net income and an improvement in accumulated other comprehensive income, partially offset by dividends paid and share repurchases. Total shareholders’ equity increased to $357.3 million at December 31, 2024, from $338.1 million at December 31, 2023.

Loan Portfolio

The Company’s loan portfolio represents the single largest portion of invested assets, substantially larger than the investment portfolio or any other asset category, and the quality and diversification of the loan portfolio are important considerations when reviewing the Company’s financial condition.

The Loan Distribution table that follows sets forth by loan type the Company’s gross loans outstanding at amortized cost and the percentage distribution in each category at the dates indicated. The balances for each loan type include nonperforming loans, if any. Although not reflected in the loan totals below and not currently comprising a material part of our lending activities, the Company also occasionally originates and sells, or participates out portions of loans to non-affiliated investors.

Loan Distribution
(dollars in thousands)
	As of December 31,
	2025	2024	2023	2022	2021
Real estate:
Residential real estate	$359,514	$382,507	$413,262	$438,731	$317,151
Commercial real estate	1,390,890	1,357,833	1,325,493	1,308,328	1,268,245
Other construction/land	14,414	5,472	6,267	18,358	46,556
Farmland	68,307	77,547	67,510	113,594	106,765
Total real estate	1,833,125	1,823,359	1,812,532	1,879,011	1,738,717
Other commercial	192,577	178,331	157,762	104,135	143,311
Mortgage warehouse lines	518,333	326,400	116,000	65,439	101,184
Consumer loans	2,810	3,344	4,090	4,232	4,649
Total loans	2,546,845	2,331,434	2,090,384	2,052,817	1,987,861
Allowance for credit losses on loans	(21,480)	(24,830)	(23,500)	(23,060)	(14,256)
Total loans, net	$2,525,365	$2,306,604	$2,066,884	$2,029,757	$1,973,605
Percentage of Total loans
Real estate:
Residential real estate	14.12%	16.41%	19.77%	21.37%	15.95%
Commercial real estate	54.61%	58.25%	63.41%	63.73%	63.81%
Other construction/land	0.57%	0.23%	0.30%	0.89%	2.34%
Farmland	2.68%	3.33%	3.23%	5.53%	5.37%
Total real estate	71.98%	78.22%	86.71%	91.52%	87.47%
Other commercial	7.56%	7.64%	7.54%	5.08%	7.21%
Mortgage warehouse lines	20.35%	14.00%	5.55%	3.19%	5.09%
Consumer loans	0.11%	0.14%	0.20%	0.21%	0.23%
	100.00%	100.00%	100.00%	100.00%	100.00%

The Company’s gross loan balances at amortized cost increased $215.4 million, or 9%, in 2025. The increase was primarily a result of a $191.9 million increase in mortgage warehouse utilization and continued organic growth of $33.1 million in commercial real estate loans, $14.2 million in other commercial loans, and $8.9 million in other construction/land loans. This growth was partially offset by declines of $23.0 million in residential real estate loans, $9.2 million in farmland loans, and $0.5 million in consumer loans.

Gross loans increased $241.0 million, or 12%, in 2024 compared to 2023. The increase was driven primarily by higher mortgage warehouse utilization and growth in select commercial categories, partially offset by declines in residential real estate. No assurance can be provided with regard to future net growth in aggregate loan balances given occasional surges in prepayments, fluctuations in mortgage warehouse lending and maintaining concentrations in certain sectors within our risk management parameters.

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis regarding the institution’s CRE concentration risk. The guidelines, as amended, are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines, as amended, establish the following supervisory criteria as preliminary indications of possible CRE concentration risk: (1) the institution’s total construction, land development and other land loans represent 100% or more of Tier 1 risk-based capital plus allowance for credit losses loans; or (2) total CRE loans as defined in the regulatory guidelines represent 300% or more of Tier 1 risk-based capital plus allowance for credit losses on loans, and the institution’s CRE loan portfolio has increased by 50% or more during the prior 36 month period. This ratio was 236% at December 31, 2024, and increased to 242% at December 31, 2025. At December 31, 2025, the Bank’s total construction, land development, and other land loans represented 3% of Tier 1 risk-based capital plus allowance for credit losses on loans. The Bank believes that it does not have a concentration in CRE loans at December 31, 2025, above the prudential regulatory guidelines noted above. The Bank and its board of directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the risk management of CRE under the guidelines.

The following table presents future loan maturities as of December 31, 2025:

Loan Maturities
(dollars in thousands)
	As of December 31, 2025
	Due in One Year or Less	Due after One Year through Five Years	Due after Five Years through Fifteen Years	Due after Fifteen Years	Total	Floating Rate: due after one year	Fixed Rate: due after one year
Real estate	$34,482	$196,451	$557,539	$1,045,305	$1,833,777	$747,144	$1,052,151
Agricultural	34,850	27,966	3,711	7	66,534	28,336	3,348
Commercial and industrial	41,153	68,658	15,183	486	125,480	60,059	24,268
Mortgage warehouse lines	518,333	—	—	—	518,333	—	—
Consumer loans	1,026	398	78	1,254	2,756	164	1,566
Total	$629,844	$293,473	$576,511	$1,047,052	$2,546,880	$835,703	$1,081,333

Rates on nonresidential loans longer than five years typically adjust at or before ten years from origination and each five years thereafter. Included in the $576.5 million of loans due after 5 years through fifteen years are $375.6 million of adjustable-rate loans subject to periodic rate adjustments. Similarly, included in the $1.0 billion of loans that do not mature for more than fifteen years are $714.5 million of adjustable-rate loans subject to periodic rate adjustments. Generally, the Company’s contractual life of loans matches the loan’s amortization period. For a comprehensive discussion of the Company’s liquidity position, balance sheet repricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements.

A summary of the Company’s unfunded commitments and utilization is presented below:

Unused Loan Commitments
(dollars in thousands)
	As of December 31,
	2025		2024		2023
	Balance	Utilization %	Balance	Utilization %	Balance	Utilization %
Real estate:
Residential real estate	$15,726	44.50%	$18,585	43.74%	$25,311	38.03%
Commercial real estate	23,203	86.93%	33,318	82.83%	39,708	82.30%
Other construction/land	2,634	79.10%	654	34.62%	654	34.62%
Farmland	3,126	80.20%	5,584	64.11%	6,940	36.22%
Total real estate	44,689	80.92%	58,141	76.14%	72,613	73.79%
Other commercial	187,084	48.81%	193,918	44.21%	125,719	50.79%
Consumer	4,580	24.29%	4,877	24.72%	5,224	25.72%
Subtotal (1)	236,353	61.00%	256,936	57.02%	203,556	62.27%
Mortgage warehouse lines	247,667	67.67%	311,600	51.16%	204,500	36.19%
Overdrafts - Commercial and Consumer	69,112	1.40%	72,022	51.16%	76,849	1.10%
Total	$553,132	61.64%	$640,558	51.05%	$484,905	48.29%

Unused commitment as a percent of gross loans	21.72%		27.47%		23.20%
Unused mortgage warehouse commitments as percent of gross loans	9.72%		13.37%		9.78%
(1)	Excludes mortgage warehouse lines and overdraft lines.

Off-balance sheet obligations pose potential credit risk to the Company, and a $0.7 million reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at both December 31, 2025 and 2024. The unused commitments related to mortgage warehouse are unconditionally cancellable at any time. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-K outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

Contractual Obligations

At December 31, 2025, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations
(dollars in thousands)
	Payments Due by Period
		Less Than			More Than
	Total	1 Year	2-3 Years	4-5 Years	5 Years
Subordinated debentures	$36,017	$—	$—	$—	$36,017
Long term debt, net	49,483	—	—	—	49,483
Operating leases	40,706	3,913	6,828	4,922	25,043
Other long-term obligations	9,071	3,809	1,212	223	3,827
Total	$135,277	$7,722	$8,040	$5,145	$114,370

Nonperforming Assets

Nonperforming assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets which primarily consists of OREO.

The following table presents comparative data for the Company’s NPAs as of the dates noted:

Nonperforming Assets
(dollars in thousands)
	As of December 31,
	2025	2024	2023	2022	2021
Real estate:
Residential real estate	$210	$23	$414	$688	$1,915
Commercial real estate	—	—	7,457	—	1,234
Other construction/land	—	—	—	—	—
Farmland	1,717	5,105	—	15,812	—
Total real estate	1,927	5,128	7,871	16,500	3,149
Other commercial	11,304	14,540	114	3,072	1,351
Consumer loans	—	—	—	7	22
Total nonperforming loans (1)	$13,231	$19,668	$7,985	$19,579	$4,522

Foreclosed assets	1,565	—	—	—	93
Total nonperforming assets	$14,796	$19,668	$7,985	$19,579	$4,615
Loans deferred under CARES Act (1)	$—	$—	$—	$—	$10,411
Nonperforming loans as a % of total gross loans	0.52%	0.84%	0.38%	0.95%	0.23%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.58%	0.84%	0.38%	0.95%	0.23%
(1)	Loans deferred under the CARES act are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in the table.

NPAs totaled $14.8 million, or 0.6% of gross loans plus foreclosed assets at the end of 2025, as compared to $19.7 million, or 0.8% of gross loans plus foreclosed assets at the end of 2024. At December 31, 2025, NPAs were comprised primarily of two agricultural relationships totaling $13.0 million and a single other real estate owned property of $1.6 million.  NPAs increased $11.7 million in 2024 over 2023 due mostly to the same two agricultural relationships.

Nonperforming loans secured by real estate comprised $1.9 million of total nonperforming loans at December 31, 2025, a decrease of $3.2 million, since December 31, 2024. Nonperforming loans secured by real estate at December 31, 2025, are primarily composed of one real estate loan secured by farmland with a book balance of $1.7 million and two smaller residential real estate loans with a combined book balance of $0.2 million.

The balance of foreclosed assets had a carrying value of $1.6 million at December 31, 2025, comprised of one property classified as OREO. The Company had no foreclosed assets at December 31, 2024. All foreclosed assets are periodically evaluated and written down to their fair value, less expected disposition costs, if lower than the then-current carrying value.

Allowance for Credit Losses/Allowance for Loan Losses

The allowance for credit losses on loans, a contra-asset, is established through a provision for credit losses on loans. The allowance for credit losses on loans is estimated at a level that, in Management’s judgment, is adequate to absorb expected credit losses on loans both individually and collectively evaluated for reserves. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off. Note 2 to the consolidated financial statements provides a more comprehensive discussion of the accounting guidance we apply and the methodology we use to determine an appropriate allowance for credit losses on loans.

The Company's allowance for credit losses on loans was $21.5 million at December 31, 2025, as compared to a balance of $24.8 million at December 31, 2024. The decline in the Company’s allowance in total dollar amount and as a percentage of total loans was primarily the result of the workout of the single, large agricultural loan relationship resulting in $7.5 million in charge-offs during 2025. At December 31, 2024, the Company’s specific reserves were primarily comprised of a $3.0 million specific reserve on this same loan relationship. At December 31, 2025, there was an inconsequential specific reserve on this loan relationship. The allowance was 0.84% of total loans at December 31, 2025, and 1.07% of total loans at December 31, 2024. The Company experienced higher net charge offs during the year, offset by the release of $1.6 million in specific reserves on three separate other commercial loans in the fourth quarter of 2025.

The following tables highlight the coverage ratios by loan category at December 31, 2025, 2024, and 2023:

	As of December 31, 2025
	Balance	Total Allowance	Percent of Portfolio	Coverage Ratio (1)
Real estate:
Commercial real estate	$1,390,890	$16,354	54.61%	1.18%
Other construction/land	14,414	296	0.57%	2.05%
Farmland	68,307	496	2.68%	0.73%
Total real estate (2)	1,473,611	17,146	57.86%	1.16%
Other Commercial	192,577	2,146	7.56%	1.11%
Consumer loans (including overdrafts)	2,810	112	0.11%	3.99%
Subtotal (2) (3)	1,668,998	19,404	65.53%	1.16%
Residential real estate	359,514	1,411	14.12%	0.39%
Mortgage warehouse lines	518,333	665	20.35%	0.13%
Total Loans	$2,546,845	$21,480	100.00%	0.84%

	As of December 31, 2024
	Balance	Total Allowance	Percent of Portfolio	Coverage Ratio (1)
Real estate:
Commercial real estate	$1,357,833	$17,051	58.24%	1.26%
Other construction/land	5,472	92	0.23%	1.68%
Farmland	77,547	280	3.33%	0.36%
Total real estate (2)	1,440,852	17,423	61.80%	1.21%
Other Commercial	178,331	4,829	7.65%	2.71%
Consumer loans (including overdrafts)	3,344	372	0.14%	11.12%
Subtotal (2) (3)	1,622,527	22,624	69.59%	1.39%
Residential real estate	382,507	1,808	16.41%	0.47%
Mortgage warehouse lines	326,400	398	14.00%	0.12%
Total Loans	$2,331,434	$24,830	100.00%	1.07%

	As of December 31, 2023
	Balance	Total Allowance	Percent of Portfolio	Coverage Ratio (1)
Real estate:
Commercial real estate	$1,325,493	$18,474	63.41%	1.39%
Other construction/land	6,267	82	0.30%	1.31%
Farmland	67,510	225	3.23%	0.33%
Total real estate (2)	1,399,270	18,781	66.94%	1.34%
Other Commercial	157,762	1,509	7.55%	0.96%
Consumer loans (including overdrafts)	4,090	309	0.20%	7.56%
Subtotal (2) (3)	1,561,122	20,599	74.68%	1.32%
Residential real estate	413,262	2,727	19.77%	0.66%
Mortgage warehouse lines	116,000	174	5.55%	0.15%
Total Loans	$2,090,384	$23,500	100.00%	1.12%
(1)	Coverage ratio equals allowance for credit losses on loans divided by total loans on the amortized cost basis.
(2)	Does not include residential real estate.
(3)	Does not include mortgage warehouse lines.

At December 31, 2025, nonaccrual loans totaled $13.2 million compared to $19.7 million at December 31, 2024. All of the Company’s nonperforming assets are periodically reviewed and are either well-reserved based on current loss expectations or are carried at the fair value of the underlying collateral, net of expected disposition costs. The ratio of the allowance to nonperforming loans was 162% at December 31, 2025, relative to 126% at December 31, 2024, and 294% at December 31, 2023. As described above, a separate allowance of $0.7 million for potential losses on unused commitments is included in other liabilities at both December 31, 2025 and 2024.

The Company recorded a provision for credit losses on loans of $6.1 million in 2025 as compared to $4.6 million in 2024, and $4.1 million in 2023. Our credit allowance for expected losses on individually evaluated loans decreased $3.3 million, or 97%, during 2025, and increased $1.4 million, or 73%, during 2024. The allowance for expected losses on collectively evaluated loans increased by an inconsequential amount.

The following table sets forth the Company’s net charge-offs as a percentage to the average loan balances in each loan category, as well as other credit-related ratios at or for the periods indicated:

Credit Ratios
(dollars in thousands, unaudited)
	As of and for the years ended December 31,
	2025			2024			2023
	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Real estate:
1-4 family residential construction	$—	$—	—	$—	$—	—	$—	$—	—
Other construction/land	—	10,644	—	—	5,836	—	—	12,270	—
1-4 family - closed-end	—	357,503	—	(1)	383,679	—	(176)	408,309	(0.04)%
Equity lines	—	13,031	—	(59)	14,300	(0.41)%	—	17,879	—
Multi-family residential	—	129,592	—	—	131,109	—	—	104,153	—
Commercial real estate - owner occupied	—	322,391	—	—	284,457	—	(17)	308,043	(0.01)%
Commercial real estate - non-owner occupied	1,421	937,283	0.15%	2,438	911,471	0.27%	2,266	911,205	0.25%
Farmland	(410)	71,290	(0.58)%	410	75,262	0.54%	991	92,441	1.07%
Total real estate	1,011	1,841,734	0.05%	2,788	1,806,114	0.15%	3,064	1,854,300	0.17%
Agricultural	7,527	71,498	10.53%	1	75,309	—	(1,084)	35,724	(3.03)%
Commercial and industrial	453	113,479	0.40%	(127)	82,134	(0.15)%	895	87,987	1.02%
Mortgage warehouse lines	—	379,559	—	—	258,191	—	—	81,675	—
Consumer loans (1)	454	3,034	14.96%	601	3,654	16.45%	743	4,249	17.49%
Total	$9,445	$2,409,304	0.39%	$3,263	$2,225,402	0.15%	$3,618	$2,063,935	0.18%
Allowance for credit losses on loans to gross loans at end of period			0.84%			1.07%			1.12%
Nonaccrual loans to gross loans at end of period			0.52%			0.84%			0.38%
Allowance for credit losses on loans to nonaccrual loans			162.35%			126.25%			294.30%
(1)	Includes overdraft net charge-offs of $0.4 million, $0.5 million, and $0.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Allocation of Allowance for Credit Losses on Loans
(dollars in thousands)
	As of December 31,
	2025		2024		2023		2022		2021
	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category	Amount	Percent of Loans in Category
Real Estate	$18,541	71.98%	$19,231	78.22%	$21,505	86.71%	$21,274	91.44%	$11,586	87.47%
Other commercial (1)	2,822	27.91%	5,158	21.64%	1,684	13.09%	1,468	8.35%	2,023	12.30%
Consumer loans	112	0.11%	372	0.14%	311	0.20%	314	0.21%	510	0.23%
Unallocated	5	—	69	—	—	—	4	—	137	—
Total	$21,480	100.00%	$24,830	100.00%	$23,500	100.00%	$23,060	100.00%	$14,256	100.00%

(1)	Includes mortgage warehouse lines

The Company’s allowance for credit losses on loans at December 31, 2025, represents Management’s best estimate of expected losses over the remaining contractual life of loans in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting, or regulatory requirements, and/or other factors could require us to augment or reduce the allowance.

Investments

The Company’s investments may at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank of San Francisco (“FRBSF”) account, and overnight fed funds sold. Surplus FRBSF balances and fed funds sold to correspondent banks typically represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they can be used for interest rate risk management as they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they provide a source of investments that provide credit for Community Reinvestment Act purposes and 5) they provide an important source of earnings, some of which is tax exempt. Aggregate securities totaled $916.1 million, or approximately 24% of total assets, at December 31, 2025, as compared to $961.5 million, or 27%, at December 31, 2024. Approximately $197 million in investments, with an unrealized loss of $14.5 million, were identified with an intent to sell at December 31, 2023, and were sold in January 2024 as part of the balance sheet restructuring discussed above.

We had no federal funds sold at the end of the reporting periods, and interest-bearing balances held primarily in our FRBSF account totaled $62.3 million at December 31, 2025, as compared to $19.8 million at December 31, 2024. The average yield on the interest-bearing and due from bank balances was 4.37% for 2025.

The Company carries “available for sale” investments at their fair market values and “held to maturity” investments at amortized cost. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable. The expected effective duration was 2.81 years for available-for-sale investments and 5.57 years for held-to-maturity investments at December 31, 2025, as compared to 1.47 years for available-for-sale investments and 5.98 years for held-to-maturity investments at December 31, 2024.

The Company’s investment portfolio continued to shift away from CLOs, with CLO balances decreasing to $199.3 million at December 31, 2025, from $412.9 million at December 31, 2024, and $570.7 million at December 31, 2023. Due to compression of credit spreads, resulting from increased investor demand, many issuers called higher yielding CLOs in order to reissue at lower rates. Due to the spread compression, combined with growth in variable rate mortgage warehouse lending, Management allowed the CLO portfolio to run-off with limited reinvestment. Mortgage-backed securities increased to $259.8 million (AFS) at December 31, 2025, from $93.5 million at December 31, 2024, due in part to the reinvestment of funding from CLO calls into instruments expected to perform better in a falling rate environment and move the Company closer to asset neutrality.

In early 2024, the Company initiated a strategic securities transaction by selling $196.7 million of bonds. As, these securities were intended for sale at December 31, 2023, the related $14.5 million loss on sale was realized in the fourth quarter of 2023. The average yield on these bonds was 2.61% and the proceeds were used to paydown short-term borrowings at an average rate of 5.52%. In the first quarter of 2024, the Company sold an additional $53.8 million in bonds, at a loss of $2.9 million. Both transactions were part of our strategic balance sheet restructuring and increased our earnings stream in 2024 by increasing net interest income as interest expense on borrowed funds was reduced by more than the reduction in interest income on the securities sold.

The following Investment Portfolio table reflects the carrying amount for each primary category of investment securities for the past three years:

Investment Portfolio
(dollars in thousands)
	As of December 31,
	2025		2024		2023
	Carrying Amount	Percent	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$32,901	3.59%	$50,153	5.22%	$102,749	7.67%
Mortgage-backed securities	259,760	28.35%	93,503	9.72%	99,544	7.43%
State and political subdivisions	46,921	5.12%	40,803	4.24%	194,206	14.50%
Corporate bonds	86,467	9.44%	58,562	6.09%	52,040	3.89%
Collateralized loan obligations	199,281	21.75%	412,946	42.95%	570,662	42.61%
Total available for sale	625,330	68.25%	655,967	68.22%	1,019,201	76.10%
Held to maturity
U.S. government agencies	4,523	0.49%	4,819	0.50%	5,522	0.41%
Mortgage-backed securities	115,228	12.58%	128,974	13.41%	142,295	10.62%
State and political subdivisions	171,060	18.68%	171,721	17.87%	172,240	12.86%
Total held to maturity	290,811	31.75%	305,514	31.78%	320,057	23.90%
Total securities	$916,141	100.00%	$961,481	100.00%	$1,339,258	100.00%

Based on an analysis of its available for sale securities with unrealized losses as of December 31, 2025, and December 31, 2024, the Company determined their decline in value was unrelated to credit loss and was primarily the result of interest rate changes and market spreads subsequent to acquisition. The fair value of debt securities is expected to recover as payments are received and the debt securities approach maturity.

The following points outline additional support for management’s conclusion that no portion of the unrealized loss of the securities in an unrealized loss position as of December 31, 2025, and December 31, 2024, was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	U.S. Government Agencies are supported by the full faith and creditworthiness of the U.S. Federal Government, and the management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either December 31, 2025, or December 31, 2024.
●	Mortgage-backed securities issued by government sponsored entities (“GSEs”) carry an implicit guarantee by the U.S. Federal Government, as the GSEs can draw funds from the U.S. Federal Government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either December 31, 2025, or December 31, 2024.
●	Management routinely monitors third-party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio and as of both December 31, 2025, and December 31, 2024, noted that all municipal securities in an unrealized loss position were either investment grade rated or guaranteed. Periodically, management receives financial information from a third-party service to monitor the underlying issuer’s financial stability. In addition, management performs an annual review of the Bank’s municipal holdings, which includes consideration of debt levels, financial performance and demographic trends to evaluate the stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s State and Local portfolio. As of both December 31, 2025, and December 31, 2024, management had established a 100% collectively evaluated allowance for credit losses of $15,000 on municipal bonds designated as HTM. With the exception of the immaterial allowance for credit losses on HTM designated municipal bonds, that as of both December 31, 2024 and 2025 the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics of each of the issuing financial institutions are reviewed by management quarterly. These metrics include credit quality, reserve adequacy, profitability, liquidity and capital. Following review of the financial metrics available for each of the underlying institutions as of December 31, 2025, and December 31, 2024, management concluded that the unrealized loss position of these securities related primarily to the fluctuation in market conditions, including interest rates and other factors, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution affecting the subordinated debt. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating of these investments on a quarterly basis in addition to various performance metrics available through a third-party informational service. Following review of financial metrics as of both December 31, 2025, and December 31, 2024, management concluded that any unrealized loss on these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $367.5 million at December 31, 2025, and $403.4 million at December 31, 2024, leaving $548.6 million in unpledged debt securities at December 31, 2025, and $558.1 million in unpledged debt securities at December 31, 2024. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $192.3 million at December 31, 2025, and $242.5 million at December 31, 2024.

The table below groups the Company’s held-to-maturity investment securities by their remaining time to maturity as of December 31, 2025, and provides weighted average yields for each segment.

Maturity and Yield of Held-to-Maturity Investment Portfolio

(dollars in thousands)

	December 31, 2025
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Mortgage-Backed Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to maturity
U.S. government agencies	$—	—	$216	2.89%	$4,454	2.32%	$—	—	$—	—	$4,523	2.42%
Mortgage-backed securities	—	—	16,802	1.83%	—	—	—	—	105,956	2.09%	115,228	2.19%
State and political subdivisions	824	3.51%	4,841	3.63%	13,686	3.14%	168,199	3.44%	—	—	171,075	3.76%
Total securities	$824		$21,859		$18,140		$168,199		$105,956		$290,826

Cash and Due from Banks

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business as well as non-earning deposits at other financial institutions. Our balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held at our branches and our reserve requirement, among other things, and is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the FRBSF and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money by adding brokered deposits. If a “long” position is prevalent, we will let brokered deposits or other wholesale borrowings roll off as they mature, or we might invest excess liquidity into longer-term, higher-yielding bonds or wait to see if the excess funding will be absorbed by an increase in mortgage warehouse balances. The Company’s balance of noninterest earning cash and balances due from correspondent banks totaled $71.4 million, or 2% of total assets at December 31, 2025, and $79.6 million, or 2% of total assets at December 31, 2024. The average balance of non-earning cash and due from banks, which can be used to determine trends, was $76.6 million for 2025, $79.1 million for 2024, and $80.8 million for 2023.

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

The following Premises and Equipment table reflects the original cost, accumulated depreciation and amortization, and net book value of fixed assets by major category, for the years noted:

Premises and Equipment
(dollars in thousands)
	As of December 31,
	2025			2024			2023
		Accumulated			Accumulated			Accumulated
		Depreciation			Depreciation			Depreciation
		and	Net Book		and	Net Book		and	Net Book
	Cost	Amortization	Value	Cost	Amortization	Value	Cost	Amortization	Value
Land	$2,394	$—	$2,394	$2,394	$—	$2,394	$2,694	$—	$2,694
Buildings	10,776	5,272	5,504	10,688	4,991	5,697	11,919	5,581	6,338
Furniture and equipment	18,148	14,573	3,575	18,389	14,670	3,719	17,856	13,605	4,251
Leasehold improvements	14,970	11,469	3,501	14,443	11,015	3,428	14,699	11,075	3,624
Construction in progress	—	—	—	193	—	193	—	—	—
Total	$46,288	$31,314	$14,974	$46,107	$30,676	$15,431	$47,168	$30,261	$16,907

The net book value of the Company’s premises and equipment was 0.4% of total assets at both December 31, 2025 and 2024. Depreciation and amortization included in occupancy and equipment expense totaled $1.9 million in 2025 and 2024, and $2.2 million in 2023.

In January 2024, the Company sold two Bank owned buildings with a book value of $0.7 million, for a gain of $3.8 million and in December 2023, the Company sold 11 Bank owned branch buildings with a book value of $5.6 million, for a gain on sale of $15.3 million. These branch buildings were subsequently leased back to the Company and are reflected in footnote 6 of the Financial Statements.

Other Assets

Goodwill totaled $27.4 million at December 31, 2025, unchanged for the year and other intangible assets were $0.1 million, a decrease of $0.6 million, or 92%, as a result of amortization expense recorded on core deposit intangibles. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment following FASB guidelines and based on those analytics Management has determined that no impairment exists as of December 31, 2025.

The net cash surrender value of bank-owned life insurance policies increased to $69.3 million at December 31, 2025, from $53.2 million at December 31, 2024, due to the favorable fluctuation in the underlying values of assets in the separate account BOLI policy, and the purchase of $15.0 million in new life insurance policies and senior and executive officers. Refer to the “Noninterest Revenue and Operating Expense” section above for a more detailed discussion of BOLI and the income/expense it generates.

The remainder of other assets consists primarily of right-of-use assets tied to operating leases, accrued interest receivable, deferred taxes, investments in bank stocks, prepaid assets, investments in low-income housing credits, investments in SBA loan funds, and other miscellaneous assets. The total operating lease right-of-use asset recorded on the books was $34.7 million less accumulated amortization of $8.2 million as of December 31, 2025. The bank stocks include Pacific Coast Bankers Bank (PCBB) stock (marked to market value annually) and restricted stock related to the Federal Home Loan Bank of San Francisco (FHLB SF) stock held in conjunction with our FHLB borrowings. Both the PCBB and FHLB SF stock are not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

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

Deposit Distribution
(dollars in thousands)
	Year Ended December 31,
	2025	2024	2023	2022	2021
Interest bearing demand deposits	$224,745	$206,766	$128,784	$150,875	$129,783
Noninterest bearing demand deposits	995,623	1,007,208	1,020,772	1,088,199	1,084,544
NOW	357,001	380,987	405,163	490,707	614,770
Savings	365,064	347,387	370,806	456,980	450,785
Money market	151,760	140,793	145,591	139,795	147,793
Customer time deposits	462,153	533,577	555,107	399,608	293,897
Brokered deposits	320,090	274,950	135,000	120,000	60,000
Total deposits	$2,876,436	$2,891,668	$2,761,223	$2,846,164	$2,781,572

Percentage of Total Deposits
Interest bearing demand deposits	7.81%	7.15%	4.66%	5.30%	4.67%
Noninterest bearing demand deposits	34.61%	34.83%	36.98%	38.23%	38.99%
NOW	12.41%	13.18%	14.67%	17.24%	22.10%
Savings	12.69%	12.01%	13.43%	16.06%	16.21%
Money market	5.28%	4.87%	5.27%	4.91%	5.31%
Customer time deposits	16.07%	18.45%	20.10%	14.04%	10.57%
Brokered deposits	11.13%	9.51%	4.89%	4.22%	2.16%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Deposits totaled $2.9 billion at December 31, 2025, decreasing $15.2 million, or 0.5%, from December 31, 2024. The decline in 2025 was driven primarily by a $71.4 million decrease in customer time deposits, reflecting the Company’s strategic focus on lowering higher-cost time deposit balances, partially offset by a $45.1 million increase in brokered deposits and modest changes in customer transaction accounts.

Deposit balances reflected an increase of $130.4 million, or 5%, in 2024, mostly from brokered deposits as the Company primarily relies on brokered deposits to incrementally fund mortgage warehouse lending.

In 2025, noninterest bearing demand deposit balances declined $11.6 million, or 1%, and overall non-maturity deposits increased by $11.1 million, or 1%, to $2.1 billion at December 31, 2025.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to strive for core deposit retention and growth, with a focus on small business and consumer deposits.

The following table presents the estimated deposits exceeding the FDIC insurance limit:

Estimated Uninsured Deposits
(dollars in thousands)
	Year Ended December 31,
	2025	2024
Estimated uninsured deposits	$702,558	$815,461

Included in the above, the estimated aggregate amount of time deposits in excess of the FDIC insurance limit at December 31, 2025 was $124.2 million. The following table presents the maturity distribution of the estimated uninsured time deposits:

Estimated Uninsured Time Deposit Maturity Distribution
(dollars in thousands)
	As of December 31, 2025
	Three months or less	Over three months through six months	Over six months through twelve months	Over twelve months	Total
Estimated uninsured time deposits	$87,582	$13,158	$22,938	$545	$124,223

See Liquidity and Market Risk Management below in this 10-K for a discussion on sources of liquidity the Company maintains to meet liquidity needs under unusual conditions such as uncommon deposit outflows of uninsured deposits.

Other Borrowings

The Company’s other borrowings may, at any given time, include fed funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank, advances from the FRB, and securities sold under agreements to repurchase. In addition, the Company has long-term debt and junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.

Other borrowings increased $222.7 million in 2025, due primarily to an increase in short-term borrowings, reflecting increased use of federal funds purchased to support loan growth. At December 31, 2025, federal funds purchased totaled $210.0 million, while short-term FHLB advances were $12.7 million. In early 2024, the Company sold approximately $233.2 million in bonds and used the proceeds to pay down overnight and short-term advances. At December 31, 2024, the Company had no overnight fed funds purchased or short-term FHLB advances. Long-term FHLB borrowings were $80 million at both December 31, 2025, and December 31, 2024.

Repurchase agreements totaled $130.9 million at year-end 2025 relative to a balance of $108.9 million at year-end 2024. Repurchase agreements represent “sweep accounts,” where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. The Company had junior subordinated debentures totaling $36.0 million at December 31, 2025, and $35.8 million at December 31, 2024, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities. The small increase resulted from the amortization of discount on junior subordinated debentures that were part of our acquisition of Coast Bancorp in 2016. Long term subordinated debt was $49.5 million at December 31, 2025, as compared to $49.4 million for the year ended December 31, 2024. The small increase resulted from the amortization of debt issuance costs.

The details of the Company’s short-term borrowings are presented in the table below, for the years noted:

Short-term Borrowings
(dollars in thousands)
	Year Ended December 31,
	2025	2024	2023
Repurchase Agreements
Balance at December 31	$130,853	$108,859	$107,121
Average amount outstanding	$123,425	$123,878	$90,294
Maximum amount outstanding at any month end	$136,954	$148,003	$107,121
Average interest rate for the year	0.21%	0.17%	0.27%

Fed funds purchased
Balance at December 31	$210,000	$—	$130,000
Average amount outstanding	$48,035	$3,840	$94,815
Maximum amount outstanding at any month end	$218,000	$—	$165,000
Average interest rate for the year	4.19%	6.56%	5.25%

FHLB advances
Balance at December 31	$12,700	$—	$150,500
Average amount outstanding	$10,774	$12,535	$130,622
Maximum amount outstanding at any month end	$99,500	$76,400	$362,700
Average interest rate for the year	4.50%	5.46%	5.40%

Other Noninterest Bearing Liabilities

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities decreased by $22.3 million, or 25%, during 2025. The primary reason for this decrease was due to a decrease in accrued interest payable and principal contributions on various Low Income Housing Tax Credit (LIHTC) funds.

Capital Resources

The Company had total shareholders’ equity of $364.9 million at December 31, 2025, as compared to $357.3 million at December 31, 2024. The increase in 2025 of $7.6 million, or 2%, is due to $42.3 million in net income and an $8.1 million favorable swing in accumulated other comprehensive income (loss) partially offset by $13.7 million in dividends paid, and $30.8 million in share repurchases totaling 1,024,792 shares during 2025. The remaining difference was related to stock options exercised and restricted stock activity during the year.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios at the dates indicated:

	December 31,	To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
2025
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	10.80%	9.00%
Bank of the Sierra	11.94%	9.00%

2024
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	10.93%	9.00%
Bank of the Sierra	11.80%	9.00%

At December 31, 2025, as our Community Bank Leverage Ratio exceeded 9.0%, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, and our regulatory capital ratios remained above the median for peer financial institutions. We do not foresee any circumstances that would cause the Company or the Bank to be less than “well capitalized,” although no assurance can be given that this will not occur. A more detailed table of regulatory capital ratios, which includes the capital amounts and ratios required to qualify as “well capitalized” as well as minimum capital ratios, appears in Note 16 to the Consolidated Financial Statements in Item 8 herein. For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

The Company also looks at the double leverage ratio, which is a measure of the reliance on the holding company’s borrowings that are injected into the subsidiary Bank as capital. As holding company borrowings are primarily serviced by the receipt of dividends from the subsidiary Bank, this ratio is monitored as well as cash at the holding company for purposes of servicing the cash needs at the holding company level. This ratio is calculated by dividing subsidiary Bank capital by the holding company/consolidated capital. The Company generally maintains a double leverage ratio of under 125%. The double leverage ratio was 121.2% at December 31, 2025, as compared to 118.8% at December 31, 2024.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases, or borrowing repayments. To meet short-term needs, we can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $905.3 million at December 31, 2025. The Company was also eligible to borrow approximately $254.9 million at the Federal Reserve Discount Window based on pledged assets at December 31, 2025. Furthermore, funds can be obtained by drawing down excess cash that might be available in the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2025, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $743.7 million of the Company’s investment balances, as compared to $794.6 million at December 31, 2024. Other sources of potential liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $127.9 million at December 31, 2025. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The company’s use of wholesale funding is largely due to its mortgage warehouse lending. In order to match the relatively short-term nature of underlying mortgage warehouse loans, the Company uses short-term wholesale funding including brokered deposits, federal funds purchased, and overnight borrowings.  As mortgage warehouse lending can have seasonal or cyclical volatility, utilizing wholesale funding with durations that closely match those of the underlying mortgage warehouse loans enables management to limit interest rate risk of variable rate mortgage warehouse lending.

At December 31, 2025, and December 31, 2024, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and Secondary Liquidity Sources	December 31, 2025	December 31, 2024
Cash and cash equivalents	$135,628	$100,664
Unpledged investment securities	551,406	552,098
Excess pledged securities	192,275	242,519
FHLB borrowing availability	629,481	629,134
Unsecured lines of credit	250,785	479,785
Secured lines of credit	25,000	25,000
Funds available through fed discount window	254,908	298,296
Totals	$2,039,483	$2,327,496

The decrease in the availability of unsecure lines of credit in the table above is due to the utilization of those lines as of December 31, 2025, compared to no utilization as of December 31, 2024. The Company’s primary liquidity ratio and net loans to deposits ratio was 19% and 89%, respectively, at December 31, 2025, as compared to internal policy guidelines of “greater than 15%” and “less than 90%.” Other liquidity ratios reviewed periodically by Management and the Board include the Community Bank leverage ratio, net change in overnight position and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding). All ratios, with the exception of the non-core funding dependence ratio, were within policy guidelines at December 31, 2025. The non-core funding dependence ratio slightly exceeded the policy guideline at December 31, 2025, due to the large increase in mortgage warehouse utilization at the end of the year. This ratio is carefully monitored given that the Company utilized wholesale funding to fund mortgage warehouse lines as described further above.  Management closely monitors all Company liquidity metrics and will take appropriate action if deemed necessary.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, debt servicing, shareholder dividends, and stock repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. At December 31, 2025, the holding company maintained a cash balance of $6.9 million. Management anticipates the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future and the Bank is not subject to any regulatory restrictions for paying dividends to the holding company, other than the legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in this Form 10-K.

Interest Rate Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices, and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to foreign currency exchange rates. Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit our earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward balance for earnings and capital under a variety of interest rate scenarios.

To identify areas of potential exposure to interest rate changes, we utilize commercially available modeling software to perform monthly earnings simulations and calculate the Company’s market value of portfolio equity under varying interest rate scenarios. The model imports relevant information for the Company’s financial instruments and incorporates Management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Various rate scenarios consisting of key rate and yield curve projections are then applied to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models), or stable (unchanged from current actual levels).

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

The Company had the following estimated net interest income sensitivity profiles over one year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration (dollars in thousands):

	December 31, 2025		December 31, 2024
Immediate Change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	0.47%	$645	8.94%	$11,955
+300	(0.37%)	$(504)	6.83%	$9,130
+200	(0.07%)	$(95)	4.71%	$6,301
+100	0.07%	$90	2.53%	$3,378
Base
-100	(2.93%)	$(3,986)	(5.23%)	$(6,996)
-200	(6.53%)	$(8,870)	(10.58%)	$(14,144)
-300	(9.88%)	$(13,430)	(15.76%)	$(21,064)
-400	(8.55%)	$(11,619)	(18.54%)	$(24,782)

The interest rate sensitivity results indicate the Company remained generally asset sensitive to a parallel rate shock as of December 31, 2025; however, the balance sheet’s sensitivity to rising rates was substantially reduced compared to December 31, 2024, and was near neutral across moderate upward rate shocks. The reduced sensitivity to parallel rate shock compared to December 31, 2024, was driven primarily by changes in funding composition and deposit pricing dynamics. In particular, the increased use of short-term wholesale funding, including federal funds purchased, resulted in a larger portion of liabilities repricing immediately with market rate changes. In addition, the Company’s strategic actions to reposition its deposit mix and reduce time deposit balances shifted a greater portion of the interest-bearing deposit base toward products with higher sensitivity to market rates. Collectively, these factors caused liability costs to reprice more quickly than earning asset yields over the simulation horizon, reducing the Company’s net interest income benefit in rising-rate scenarios and contributing to reduced net interest income pressure in declining-rate scenarios. In addition, adding to our asset sensitivity, utilization on variable rate mortgage warehouse lines increased $191.9 million during 2025 and the Company had approximately $247.6 million of unfunded mortgage warehouse lines at December 31, 2025. If rates decrease, it would be expected that a significant portion of the unfunded mortgage warehouse lines would become funded and thereby mitigate the impact of lower rates on the balance sheet through higher utilization.

The instantaneous rate shock simulation for the period ending December 31, 2024, indicates that the Company is asset sensitive, with net interest income increasing in rising rate scenarios and declining in decreasing rate scenarios, with a continued drop in interest rates having the most substantial negative impact. The change in the magnitude of the Company’s asset sensitivity based on its interest rate risk model at December 31, 2024, as compared to December 31, 2023, is due mostly to the decrease in the level of overnight borrowings both in Fed Funds purchased and overnight FHLB borrowings, which had an average rate of 5.52%. The decrease in these borrowings was facilitated by the sale of bonds in late 2023 and early 2024 having an average book yield of 2.61%. In addition, adding to our asset sensitivity, utilization on variable rate mortgage warehouse lines increased, $210.4 million, at December 31, 2024. The Company had approximately $311.6 million of unfunded mortgage warehouse lines at December 31, 2024. If rates decrease, it would be expected that a significant portion of the unfunded mortgage warehouse lines would become funded and thereby mitigate the impact of lower rates on the balance sheet through higher utilization.

In addition to the instantaneous simulations shown above, we run stress scenarios for the unconsolidated Bank modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and unfavorable movement in deposit rates relative to yields on earning assets (i.e., higher deposit betas). These stress tests are run primarily to determine what factors create the most risk to net interest income. When no balance sheet growth is incorporated and a stable interest rate environment is assumed, projected annual net interest income is about $3.8 million lower, or 2.7% than in our standard simulation. However, the stressed simulations reveal that the Company’s greatest potential pressure on net interest income would result from a deposit migration where noninterest bearing deposits decline by 15% and interest-bearing deposits decline by 10% over a six-month period. In such a scenario, our net income would decline $7.1 million, or 5.3%.

In addition to the stress tests, management also models scenario testing where rates are shocked gradually (i.e., a rate ramp) as well as three scenarios with the short-term and long-term rate curves moving in a non-parallel manner. These non-parallel scenarios include a bear flattener forecast with overnight rates moving up faster than the 10-Year Treasury, a bull steepener where the overnight rates fall and long-term rates stay relatively level, and a generally accepted economic forecast where overnight and 10-year rates change based on current economic forecasts. The rate ramp shows the Company as being less asset sensitive with a 0.3% decline in an up 100 bp rate environment and about a 1.3% decline in a falling rate environment. For the non-parallel scenarios, net interest income remains close to but below the base case scenario which assumes no rate changes. In other words, based on current economic forecasts, there would not be a significant change in net interest income as compared to our base case scenario.

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

Sierra Bancorp and Subsidiary

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Sierra Bancorp and its wholly owned subsidiary (the “Company”) as of December 31, 2025, the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definitions and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans

As of December 31, 2025, the Company’s allowance for credit losses (“ACL”) totaled $21.5 million. The Company calculates its ACL in accordance with Topic 326, Financial Instruments – Credit Losses. As described in Notes 2 and 4 to the consolidated financial statements, the ACL for loans is separated between a collective reserve evaluation, for loans where similar risk characteristics exist, and an individual reserve evaluation for loans without similar risk characteristics. The collective quantitative ACL for loans is estimated using the remaining life or discounted cash flow (“DCF”) methodology based on the loan portfolio segment. In addition, for the collective reserve, management utilizes qualitative factors to adjust for current and expected conditions not captured within the quantitative loss estimates.

The qualitative reserve is calculated using a combination of numeric frameworks and management judgement to determine risk categorizations in each of the qualitative factors. The amount of qualitative reserves is also contingent upon the historical peer, life-of-loan equivalent, loss rate ranges and the relative weighting of qualitative factors.

We identified the Company’s estimate of the ACL, and more specifically the qualitative factor adjustments applied in the ACL, as a critical audit matter. The principal consideration for our determination is the subjectivity and judgment involved in management’s determination of credit loss estimates and assumptions (segment risk rating assigned), specifically for management’s determination of the changes in value of underlying collateral qualitative factor adjustment, management’s determination of the loan category and concentrations qualitative factor adjustment, and management’s determination of the use of peer loss/default levels in the DCF regression analysis qualitative factor assigned to each loan segment. Auditing these assumptions required increased auditor effort and a high degree of auditor subjectivity and judgment.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding of the Company’s process for determining the ACL including the assumptions used to develop the qualitative factors mentioned, performed an ACL risk assessment to identify various components, data inputs, and assumptions utilized in the overall ACL model, and evaluated the design and implementation and tested operating effectiveness of controls relating to the ACL, including:
o	Controls over the completeness and accuracy of data input into the model used to determine the ACL.
o	Controls over management’s review and approval of the ACL, specifically focusing on management’s determination of the segment risk rating applied to the qualitative factor adjustments noted above, and applied within the qualitative framework of the overall ACL.
●	We evaluated management’s determination of the mentioned qualitative adjustments, including:
o	Evaluated and tested the data, inputs and segment risk rating assumption utilized within the ACL calculation for completeness and accuracy including comparing key factors to independent sources as well as mathematical accuracy of the calculation driving the segment risk rating assigned.
o	Evaluated the reasonableness and adequacy of management’s qualitative factor adjustment framework and the application of the qualitative factor adjustments noted above within the framework associated with the qualitative factor scorecard risk rating assumptions against third-party or internal sources.
o	Evaluated the reasonableness of the segment risk rating related to the qualitative adjustments noted above by analyzing relevant trends in managements risk rating assumptions applied and evaluating the relationship of the trends to the qualitative adjustments applied to the ACL.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2025.

Denver, Colorado

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Sierra Bancorp and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sierra Bancorp and its subsidiary (the Company) as of December 31, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company’s auditor from 2023 to 2024.

Las Vegas, Nevada

March 3, 2025

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2025 and 2024

(dollars in thousands)

	2025	2024
ASSETS
Cash and due from banks	$71,414	$79,616
Interest-bearing deposits in banks	64,214	21,048
Total cash & cash equivalents	135,628	100,664
Investment securities
Available-for-sale, net of allowance for credit losses of zero	625,330	655,967
Held-to-maturity, net of allowance for credit losses of $15 and $15	290,811	305,514
Total investment securities	916,141	961,481
Loans:
Gross loans	2,546,880	2,331,341
Deferred loan (fees) costs, net	(35)	93
Allowance for credit losses on loans	(21,480)	(24,830)
Net loans	2,525,365	2,306,604
Foreclosed assets	1,565	—
Premises and equipment, net	14,974	15,431
Goodwill	27,357	27,357
Other intangible assets, net	52	618
Bank-owned life insurance	69,283	53,153
Other assets	138,914	148,963
	$3,829,279	$3,614,271
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest bearing	$995,623	$1,007,208
Interest-bearing	1,880,813	1,884,460
Total deposits	2,876,436	2,891,668
Repurchase agreements	130,853	108,860
Other borrowings	302,700	80,000
Long-term debt, net	49,483	49,393
Subordinated debentures, net	36,017	35,838
Allowance for credit losses on unfunded loan commitments	710	710
Other liabilities	68,217	90,500
Total liabilities	3,464,416	3,256,969
Commitments and contingent liabilities (Note 14)
Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued; Common stock, no par value; 24,000,000 shares authorized; 13,273,788 and 14,223,046 shares issued and outstanding , at December 31, 2025 and 2024, respectively	103,394	108,965
Additional paid-in capital	4,642	4,509
Retained earnings	280,001	275,085
Accumulated other comprehensive loss	(23,174)	(31,257)
Total shareholders' equity	364,863	357,302
Total liabilities and shareholders' equity	$3,829,279	$3,614,271

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2025, 2024 and 2023

(dollars in thousands, except per share data)

	2025	2024	2023
Interest and dividend income
Loans, including fees	$127,957	$114,264	$96,791
Taxable securities	35,771	48,682	54,367
Tax-exempt securities	6,359	6,743	10,909
Federal funds sold and other	1,301	2,659	1,054
Total interest income	171,388	172,348	163,121
Interest expense
Deposits	36,497	43,355	31,554
Federal funds purchased and repurchase agreements	2,275	462	5,219
Federal Home Loan Bank advances	3,611	3,812	9,342
Long-term debt	1,718	1,721	1,715
Subordinated debentures	2,601	2,969	2,886
Total interest expense	46,702	52,319	50,716
Net interest income	124,686	120,029	112,405
Credit loss expense - loans	6,095	4,593	4,058
Credit loss expense (benefit) - unfunded commitments	—	200	(330)
Credit loss (benefit) expense - debt securities held-to-maturity	—	(1)	(47)
Net interest income after credit loss expense	118,591	115,237	108,724
Noninterest income
Service charges and fees on deposit accounts	23,488	24,173	23,103
Net (loss) gain on sale of securities available-for-sale	120	(2,681)	396
Net (loss) gain on sale of fixed assets	(52)	3,783	15,270
Increase in cash surrender value of life insurance	2,608	2,650	1,767
Realized gain (loss) on available-for-sale securities	—	66	(14,500)
Other income	4,425	3,530	4,364
Total noninterest income	30,589	31,521	30,400
Noninterest expense
Salaries and employee benefits	51,056	50,338	50,977
Occupancy and equipment	12,536	12,374	10,160
Other	29,245	30,178	31,523
Total noninterest expense	92,837	92,890	92,660
Income before taxes	56,343	53,868	46,464
Provision for income taxes	14,016	13,308	11,620
Net income	$42,327	$40,560	$34,844
Earnings per share
Basic	$3.14	$2.84	$2.37
Diluted	$3.11	$2.82	$2.36
Weighted average shares outstanding, basic	13,496,560	14,284,401	14,706,141
Weighted average shares outstanding, diluted	13,593,119	14,396,021	14,737,870

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

Years Ended December 31, 2025, 2024 and 2023

(dollars in thousands, except footnotes)

	2025	2024	2023
Net income	$42,327	$40,560	$34,844
Other comprehensive gain:
Unrealized gain on debt securities:
Unrealized holding gain arising during period (2)	11,595	4,090	15,140
Reclassification adjustment for net realized losses included in net income (1)	(120)	2,615	14,104
Other comprehensive gain, before tax	11,475	6,705	29,244
Income tax expense benefit related to items of other comprehensive income	(3,392)	(1,982)	(8,648)
Total other comprehensive gain, net of tax	8,083	4,723	20,596
Comprehensive income	$50,410	$45,283	$55,440
(1)	Amounts are included in net gains on securities available-for-sale on the Consolidated Statements of Income in noninterest income. Income tax benefit associated with the reclassification adjustment for the years ended 2025, 2024 and 2023 was $(0.04) million, $(0.8) million, and $(4.2) million, respectively.
(2)	Included in the unrealized holding gain arising during the period is the accretion of the net unrealized loss on debt securities transferred to held-to-maturity from available-for-sale of $2.2 million, $2.1 million, and $2.3 million for the years ended 2025, 2024, and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2025, 2024 and 2023

(dollars in thousands, except per share data)

	Common Stock
					Accumulated
			Additional		Other
			Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Gain (Loss)	Equity
Balance, January 1, 2023	15,170,372	112,928	4,148	243,082	(56,576)	303,582
Net Income	—	—	—	34,844	—	34,844
Other comprehensive gain, net of tax	—	—	—	—	20,596	20,596
Stock options exercised, net of shares surrendered for cashless exercises	—	—	—	—	—	—
Restricted stock granted	129,904	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(19,317)	(145)	—	(245)	—	(391)
Restricted stock forfeited / cancelled	(6,033)	—	—	—	—	—
Restricted stock vested in period	—	1,316	(1,316)	—	—	—
Stock based compensation - stock options	—	—	69	—	—	69
Stock based compensation - restricted stock	—	—	1,680	—	—	1,680
Stock repurchase	(481,094)	(3,574)	—	(4,916)	—	(8,490)
Excise tax on stock repurchases	—	(79)	—	—	—	(79)
Cash dividends - $0.92 per share	—	—	—	(13,714)	—	(13,714)
Balance, December 31, 2023	14,793,832	110,446	4,581	259,051	(35,980)	338,097
Net Income	—	—	—	40,560	—	40,560
Other comprehensive gain, net of tax	—	—	—	—	4,723	4,723
Stock options exercised, net of shares surrendered for cashless exercises	74,783	1,736	(262)	—	—	1,474
Restricted stock granted	48,724	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(29,652)	(223)	—	(611)	—	(834)
Restricted stock forfeited / cancelled	(27,982)	—	—	—	—	—
Restricted stock vested in period	—	1,766	(1,766)	—	—	—
Stock based compensation - stock options	—	—	32	—	—	32
Stock based compensation - restricted stock	—	—	1,924	—	—	1,924
Stock repurchase	(636,659)	(4,728)	—	(10,281)	—	(15,009)
Excise tax on stock repurchases	—	(32)	—	—	—	(32)
Cash dividends - $0.94 per share	—	—	—	(13,634)	—	(13,634)
Balance, December 31, 2024	14,223,046	108,965	4,509	275,085	(31,257)	357,302
Net Income	—	—	—	42,327	—	42,327
Other comprehensive gain, net of tax	—	—	—	—	8,083	8,083
Stock options exercised, net of shares surrendered for cashless exercises	35,200	1,022	(168)	—	—	854
Restricted stock granted	93,712	—	—	—	—	—
Restricted stock surrendered due to employee tax liability	(34,852)	(273)	—	(745)	—	(1,018)
Restricted stock forfeited / cancelled	(18,526)	—	—		—	—
Restricted stock vested in period	—	1,910	(1,910)	—	—	—
Stock based compensation - stock options	—	—	3	—	—	3
Stock based compensation - restricted stock	—	—	2,208	—	—	2,208
Stock repurchase	(1,024,792)	(7,880)	—	(22,932)	—	(30,812)
Excise tax on stock repurchases	—	(350)	—	—	—	(350)
Cash dividends - $1.00 per share	—	—	—	(13,734)	—	(13,734)
Balance, December 31, 2025	13,273,788	$103,394	$4,642	$280,001	$(23,174)	$364,863

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025, 2024 and 2023

(dollars in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$42,327	$40,560	$34,844
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) loss on sales of securities	(120)	2,681	(396)
Realized (gain) loss on available-for-sale securities	—	(66)	14,500
Loss (gain) on disposal of fixed assets	52	(3,783)	(15,270)
Stock based compensation expense	2,211	1,956	1,749
Credit loss expense - loans	6,095	4,593	4,058
Credit loss (benefit) - debt securities held-to-maturity	—	(1)	(47)
Depreciation and amortization	2,084	2,100	2,356
Net (accretion) amortization on securities premiums and discounts	(720)	1,005	2,872
Accretion of discounts for loans acquired and net deferred loan fees	(206)	(170)	(311)
Increase in cash surrender value of life insurance policies	(2,608)	(2,661)	(1,905)
Amortization of core deposit intangible	566	781	876
Decrease (increase) in interest receivable and other assets	3,931	(9,389)	(20,525)
(Decrease) increase in other liabilities	(22,633)	13,284	31,835
Deferred income tax (benefit) provision	(105)	4,028	(2,343)
Decrease in equity securities	—	293	291
Net amortization of partnership investment	2,831	1,942	661
Net cash provided by operating activities	33,705	57,153	53,245
Cash flows from investing activities:
Maturities and calls of debt securities available-for-sale	55,290	100,024	70,270
Proceeds from sales of debt securities available-for-sale	3,016	233,187	25,676
Purchases of debt securities available-for-sale	(378,047)	(151,053)	(197,153)
Principal paydowns on debt securities available-for-sale	361,848	183,410	28,301
Maturities and calls of debt securities held-to-maturity	475	170	795
Principal paydowns on debt securities held-to-maturity	15,073	15,126	16,968
Purchases of FHLB stock	—	—	(1,929)
Loan (originations) and payments, net	(226,215)	(246,875)	(60,025)
Purchases of premises and equipment	(1,532)	(1,156)	(1,415)
Proceeds from sales of premises and equipment	32	4,493	20,079
Proceeds from sales of foreclosed assets	—	2,732	19,151
Purchase of separate account life insurance	(166)	(273)	(125)
Purchase of split dollar life insurance	(15,000)	—	—
Liquidation of bank-owned life insurance	—	—	165
Proceeds from bank-owned life insurance death benefit	1,644	1,353	2,462
Amortization of debt issuance costs	90	89	90
Net increase in partnership investment	—	—	(7,000)
Net cash (used in) provided by investing activities	(183,492)	141,227	(83,690)
Cash flows from financing activities:
(Decrease) increase in deposits	(15,232)	130,445	(84,941)
Increase (decrease) in fed funds purchased	210,000	(130,000)	5,000
Increase (decrease) in short-term borrowed funds	12,700	(150,500)	56,500
Proceeds from long-term Federal Home Loan Bank advances and other debt	—	—	80,000
Increase (decrease) in repurchase agreements	21,993	1,739	(2,048)
Cash dividends paid	(13,734)	(13,634)	(13,714)
Repurchases of common stock	(31,830)	(15,842)	(8,881)
Stock options exercised	854	1,474	—
Net cash provided by (used in) financing activities	184,751	(176,318)	31,916
Increase in cash and due from banks	34,964	22,062	1,471
Cash and cash equivalents, beginning of year	100,664	78,602	77,131
Cash and cash equivalents, end of year	$135,628	$100,664	$78,602

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Years Ended December 31, 2025, 2024 and 2023

(dollars in thousands)

	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$50,122	$49,047	$48,545
Income taxes	$10,482	$8,661	$10,355
Supplemental disclosure of noncash investing and financing activities:
Real estate acquired through foreclosure	$1,565	$2,732	$15,406
Operating right-of-use asset from branch facilities sale leaseback transaction	$—	$3,857	$17,859
Operating lease liability from branch facilities sale leaseback transaction	$—	$3,092	$13,755
Right-of-use assets obtained in exchange for new lease liabilities (excluding sale/leaseback)	$1,419	$849	$2,833

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

At December 31, 2025, the Bank operated 34 full-service branch offices and provides specialized lending services through a Mortgage Warehouse lending division. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of commercial, real estate, construction, mortgage loans, consumer, and mortgage warehouse lines. Loans are primarily made in California within the market area of the South Central San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities while mortgage warehouse customers are located throughout the United States. Our California footprint has diverse economies with principal industries being agriculture, real estate, oil and gas, service, government, healthcare, and light manufacturing.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the accounts of its wholly owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2025. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through February 27, 2025, which is the date the financial statements were available to be issued.

Segment information

An operating segment is generally defined as a component of business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers.

The chief operating decision maker makes operating decisions and assesses performance based on an ongoing review of the Company’s community banking activities (loan and deposit products), which constitutes the Company’s only operating segment for financial reporting purposes. The Company’s single segment is managed on a consolidated basis by the chief operating decision maker, which is the Executive Committee, consisting of the chief executive officer, chief financial officer, chief risk officer, chief credit officer, chief operations officer, and chief banking officer. The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies of the Company. The chief operating decision maker uses consolidated expense information to manage the operations of the segment. The consolidated expense information is the same as is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

Revision of Previously Issued Financial Statements

Certain immaterial prior period amounts in the Consolidated Statement of Cash Flows have been revised and are reflected below. Specifically, cash flows from investing activities related to available-for-sale and held-to-maturity debt securities were combined on the Consolidated Statement of Cash Flows. These have been disaggregated and presented gross by classification. The changes were presentation only and had no impact on previously reported net income, total assets, total liabilities, or shareholders’ equity. The changes also had no impact on net cash provided by (used in) investing activities or total change in cash and cash equivalents.

The effect of the above revision on previously reported financial statements is presented below (dollars in thousands):

	As previously reported	Impact of Revision	As Revised
Consolidated statement of cash flows for the year ended December 31, 2024
Cash flows from investing activities:
Maturities and calls of debt securities available-for-sale	$100,194	$(170)	$100,024
Maturities and calls of debt securities held-to-maturity	—	170	170
Principal paydowns on debt securities available-for-sale	198,536	(15,126)	183,410
Principal paydowns on debt securities held-to-maturity	—	15,126	15,126

Consolidated statement of cash flows for the year ended December 31, 2023
Cash flows from investing activities:
Maturities and calls of debt securities available-for-sale	$71,065	$(795)	$70,270
Maturities and calls of debt securities held-to-maturity	—	795	795
Principal paydowns on debt securities available-for-sale	45,269	(16,968)	28,301
Principal paydowns on debt securities held-to-maturity	—	16,968	16,968

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and deposits with other financial institutions with original maturities within 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, and fed funds purchased and repurchase agreements.

Securities

Debt securities may be classified as held to maturity and carried at amortized cost when management has the positive ability and intent to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Debt securities classified as available for sale are carried at fair value with unrealized holding gains and losses reported in other comprehensive income, net of tax. Securities designated as held-to-maturity, are carried at the amortized cost basis of the securities in question, which includes purchase premium or discount in addition to any unamortized premium or discount representing the unrealized gain or loss on any individual security at the time it was transferred from the available for sale designation. Notably, the Company has elected the practical expedient under GAAP to exclude accrued interest from the amortized-cost-basis of held-to-maturity securities and does not evaluate accrued interest receivable for an allowance for credit losses because any past due interest receivable on its held-to-maturity portfolio is reversed from income timely. Accrued interest on held-to-maturity securities and available-for-sale securities continues to be included in other assets on the Company’s balance sheet and measured $2.4 million and $4.8 million, respectively, as of December 31, 2025, and $2.4 million and $7.5 million, respectively, as of December 31, 2024.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income.

There were no debt securities past due or on nonaccrual in either available-for-sale or held-to-maturity for the years ended December 31, 2025 and December 31, 2024.

For available-for-sale debt securities in an unrealized loss position for which management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available sale debt securities in an unrealized loss position, which don’t meet the previously outlined criteria, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. At December 31, 2025, the Company had no recorded Allowance for Credit Losses on its securities designated as available-for-sale.

On April 1, 2022, the Company transferred $162.1 million of Agency, Mortgaged-Backed, and Municipal securities from available-for-sale to held-to-maturity. On October 1, 2022, a similar transfer of $198.3 million securities from available for sale to held-to-maturity was completed. The securities were transferred at their fair value as of the transfer date, with the related unrealized gain or loss as of the date of transfer included in the amortized cost basis of the transferred security and subject to amortization or accretion over each security’s remaining life. An unrealized loss of $24.2 million, on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of December 31, 2025, and is included in accumulated other comprehensive income, net of tax. Applying the Company’s combined marginal tax rate of 29.56%, this amount reflects a tax-effected unrealized loss of approximately $17.1 million. As of December 31, 2024, and December 31, 2023, the gross unrealized loss was $26.3 million and $28.4 million, respectively. The year-over-year decrease in the unrealized loss is attributable to the ongoing accretion into income. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity, will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income each increasing over time.

Under CECL, held-to-maturity debt securities are evaluated for reserves in a similar manner as loans. Because of the implicit and explicit guarantees of the Federal Government on the Agency and Mortgage-Backed, securities there is no expectation of future losses on any of these securities and no allowance for credit losses has been established for these securities. The Bank’s municipal bonds moved to the held-to-maturity designation all have credit ratings considered investment grade or equivalent. A discounted-cash-flow reserve calculation was performed upon the transfer of these securities into the held-to-maturity designation and is updated on a quarterly basis.

FHLB Stock and Other Investments

The Bank is a member of the Federal Home Loan Bank ("FHLB") system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost in other assets and periodically evaluated for impairment based on the ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank’s investment in FHLB stock was approximately $14.7 million at December 31, 2025, and December 31, 2024.

Loans (Financing Receivables)

Our credit quality classifications of Loans include Pass, Special Mention, and Substandard. These classifications are defined in Note 4 to the consolidated financial statements.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported on the amortized cost basis and make up the entirety of the Company’s loan portfolio. The amortized cost basis of the Company’s loans is comprised of the principal balance outstanding, net of remaining deferred loan fees and costs, purchase premiums and discounts, and also net of any write-downs. Notably, the Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on the Company’s loans continues to be included in other assets on the Company’s balance sheet and measured $7.0 million and $6.1 million as of December 31, 2025, and 2024, respectively. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized in interest income as an adjustment to yield of the related loans over the contractual life of the loan using both the effective interest and straight-line methods without anticipating prepayments.

Interest income for all performing loans, regardless of classification (Pass, Special Mention, Substandard), is accrued on unpaid principal balances, with interest accrued daily. Costs associated with successful loan originations are netted from loan origination fees, with the net amount (net deferred loan fees) amortized over the contractual life of the loan in interest income. If a loan has scheduled periodic payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight-line basis over the contractual life of the loan. Fees received for loan commitments are recognized as interest income over the term of the commitment. When loans are repaid, any remaining unamortized balances of deferred fees and costs are accounted for through interest income.

Generally, the Company places a loan or lease on nonaccrual status and ceases recognizing interest income when it has become delinquent more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. For loans with an interest reserve, i.e., where loan proceeds are advanced to the borrower to make interest payments, all interest recognized from the inception of the loan is reversed when the loan is placed on non-accrual. Once a loan is on non-accrual status subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Generally, loans are not restored to accrual status until the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Due to loans being placed on nonaccrual status, $0.3 million of interest receivable on loans was reversed from interest income for the year ended December 31, 2025 and $0.2 million was reversed for the year ended December 31, 2024.

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

The ACL for loans is separated between a collective reserve evaluation for loans where similar risk characteristics exist and an individual reserve evaluation for loans without similar risk characteristics. The collective evaluation of loans is performed at the portfolio segment level, using call code as the primary segmentation key but also considering similarity in quantitative reserve methodology. The Company’s ACL is categorized according to the following portfolio segments: 1-4 Family Real Estate, Commercial Real Estate, Farmland & Agricultural Production, Commercial & Industrial, Mortgage Warehouse, and Consumer. Loans secured by 1-4 family residences have a different profile from loans secured by Commercial Real Estate. Generally, the borrowers for 1-4 Family loans are consumers whereas borrowers for Commercial Real Estate are often businesses. The COVID-19 pandemic illustrated how these different categories of real estate loans were subject to different risks, which was exacerbated by the widespread work-from-home model adopted by many companies during and since the pandemic. Farmland and Agricultural Production loans are included in a single segment as these loans are often times to the same borrowers, facing the same risks relating to commodity prices, water supply and drought conditions in addition to other environmental concerns. Commercial & Industrial loans are separated into a unique segment given the uniqueness of these loans, which are often revolving and secured by other business assets as opposed to real estate. Mortgage warehouse loans are also unique in the Company’s portfolio and warrant separate presentation as an individual portfolio segment, given the specific nature of these constantly revolving lines to mortgage originators and also attributable to a very limited loss history, even after consideration of peer data.  Finally, the Company splits out Consumer loans as a separate segment as a result of the small balance, homogeneous terms that characterize these loans. Management utilizes a discounted cash flow methodology to estimate the quantitative portion of collectively evaluated reserves for the 1-4 Family Real Estate, Commercial Real Estate, Commercial & Industrial and Mortgage Warehouse portfolio segments. Management utilizes a Remaining Life Quantitative Reserve Methodology for the Farmland & Agricultural Production, and Consumer portfolio segments. Within the portfolio segments utilizing the DCF quantitative reserve methodology, management has made the election to adjust the effective interest rate to consider the impact of expected prepayments.

Loans where similar risk characteristics exist are evaluated for the ACL in the collective reserve evaluation. The Company’s policy is that loans designated as nonaccrual no longer share risk characteristics similar to other loans evaluated collectively and as such, all nonaccrual loans are individually evaluated for reserves. As of December 31, 2025, the Bank’s nonaccrual loans comprised the entire population of loans individually evaluated. The Company’s policy is that nonaccrual loans also represent the subset of loans where borrowers are experiencing financial difficulty where an evaluation of the source of repayment is required to determine if the nonaccrual loan should be categorized as collateral dependent. It is the Company’s policy that the only loans where the credit quality has deteriorated to the point where foreclosure is probable are the Company’s nonaccrual loans. Most of the Company’s business activity is with customers located in California within the Southern Central San Joaquin Valley; in the corridor stretching between Santa Paula and Santa Clarita in Southern California, and on the Central Coast. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in those regions. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for credit.

Though management believes the allowance for credit losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during the periods they become known.

Allowance for Credit Losses - Off-Balance Sheet Commitments

In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet commitments such as unused commitments from revolving lines of credit, certain mortgage warehouse lines of credit, construction loans and commercial and standby letters of credit. Because the available funds have not yet been disbursed on these commitments the estimated losses are not included in the calculation of the allowance for credit losses on the loan portfolio. The implementation of CECL also impacted the Company’s ACL on unfunded loan commitments, as this ACL now represents expected credit losses over the contractual life of commitments not identified as unconditionally cancellable by the Company. The Reserve for Unfunded Commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the unfunded commitment. The funding rate represents management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. Under CECL, the ACL on unfunded loan commitments remains in Other Liabilities while any related provision expense has been moved to provision for credit loss expense from its prior presentation in noninterest expense.

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

Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis and variable lease expense. Lease expense is included in occupancy and equipment expense on the Company's consolidated statements of income. The Company's variable lease expense includes rent escalators that are based on market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance, and other costs associated with the lease. The amortization of the right-of-use asset arising from finance leases is expensed through occupancy and equipment expense.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been legally isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets.

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

The Company had one foreclosed property with a fair value of $1.6 million recorded at December 31, 2025. At December 31, 2025, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process.

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

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually or more frequently if events and circumstances exist which indicate that an impairment test should be performed. The Company selected October 1, 2025, as the date to perform the annual impairment test for 2025. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was no impairment recognized for the years ended December 31, 2025, 2024, and 2023.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2025, all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense.

Company Owned Life Insurance (General Account)

The Company has purchased life insurance policies on certain key executives and officers. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Bank Owned Life Insurance (Separate Account)

Bank-owned life insurance (“BOLI”) is “separate account” which consists of specific directed investments in underlying assets (generally equity and bond funds) that closely mirror investment choices of deferred compensation participants. Deferred compensation participants can make investment choices similar to a traditional 401k plan; as the deferred compensation plan is a nonqualified plan, the liability is a corporate liability. To offset this deferred compensation plan, the Company has chosen to use separate account BOLI designed to be an economic hedge against deferred compensation. Therefore, the income on BOLI generally offsets the deferred compensation expense each year. The separate account BOLI earnings are decreased by the underlying cost of life insurance, however, the earnings on separate account BOLI income are tax-free, whereas the related deferred compensation expense is tax deductible.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes fluctuations in unrealized gains and losses on securities available for sale, net of an adjustment for the effects of realized gains and losses and any applicable tax. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available for sale securities, net of tax, are included in other comprehensive income after adjusting for the effects of realized gains and losses. Total comprehensive income and the components of accumulated other comprehensive income are presented in the consolidated statements of comprehensive income.

Stock-Based Compensation

At December 31, 2025, the Company had one active stock-based compensation plan, the Sierra Bancorp 2023 Equity Compensation Plan (the “2023 Plan”), which was adopted by the Company’s Board of Directors on March 17, 2023, and approved by the Company’s shareholders on May 24, 2023. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017” Plan), which expired by its own terms on March 16, 2023. Unvested restricted stock and options to purchase shares granted under the 2017 Plan and its predecessor the 2007 Stock Incentive Plan (the “2007” Plan) that remained outstanding were unaffected by that plan’s termination. The 2023 Plan covers 360,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2023 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants.

Compensation cost and director’s expense is recognized for stock options and restricted stock awards issued to employees and directors and is recognized over the required service period, generally defined as the vesting period. The Company utilized the Black-Scholes model to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. The “multiple option” approach for stock options is used to allocate the resulting valuation to actual expense for current period. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate stock option exercise and post-vesting termination behavior. The expected term of stock options granted is based on historical data and represents the period of time that options granted are expected to be outstanding subsequent to vesting, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield curve in effect at the time of the grant. No stock options were granted during the years ended December 31, 2025, 2024, and 2023.

Low Income Housing Tax Credit (LIHTC) Partnerships

The Company’s LITHCs are indirect federal subsidies to finance low-income housing and are used in connection with both newly constructed and renovated residential rental buildings. Once a project is placed in service, it is generally eligible for the tax credit for ten years. To continue generating the tax credit and to avoid tax credit recapture, a LIHTC building must satisfy specific low-income housing compliance rules for a full fifteen years. The maximum exposure to loss in the VIEs is the amount of equity invested, and credit extended by the Company. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined that the Company does not have controlling financial interests in such investments and is not the primary beneficiary. The Company reports the investments in the unconsolidated LIHTCs as other assets on the Company’s statements of financial condition.

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

Recently Adopted Accounting Pronouncements

In March 2023, the FASB issued ASU No. 2023-02, “Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method.” ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 was adopted by the Company on January 1, 2024, and its adoption did not have a significant effect on the Company’s financial statements.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state, and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. ASU 2023-09 was adopted by the Company prospectively on January 1, 2025. ASU 2023-09 did not have a significant impact on our financial statements.

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

The amortized cost and fair value of the securities available-for-sale and held-to-maturity are as follows (dollars in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$33,000	$35	$(134)	$—	$32,901
Mortgage-backed securities	259,386	2,491	(2,117)	—	259,760
State and political subdivisions	52,610	68	(5,757)	—	46,921
Corporate bonds	90,114	293	(3,940)	—	86,467
Collateralized loan obligations	198,968	364	(51)	—	199,281
Total available-for-sale securities	$634,078	$3,251	$(11,999)	$—	$625,330

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,523	$—	$(413)	$4,110	$—
Mortgage-backed securities	115,228	20	(7,002)	108,246	—
State and political subdivisions	171,075	3,030	—	174,105	(15)
Total held-to-maturity securities	$290,826	$3,050	$(7,415)	$286,461	$(15)

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$50,761	$—	$(608)	$—	$50,153
Mortgage-backed securities	97,113	116	(3,726)	—	93,503
State and political subdivisions	48,119	7	(7,323)	—	40,803
Corporate bonds	66,308	—	(7,746)	—	58,562
Collateralized loan obligations	411,729	1,217	—	—	412,946
Total available-for-sale securities	$674,030	$1,340	$(19,403)	$	$655,967

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,819	$—	$(592)	$4,227	$—
Mortgage-backed securities	128,974	—	(13,986)	114,988	—
State and political subdivisions	171,736	229	(152)	171,813	(15)
Total held-to-maturity securities	$305,529	$229	$(14,730)	$291,028	$(15)

The Company did not record an ACL on the available-for-sale portfolio at December 31, 2025, or upon the implementation of CECL on January 1, 2022. As of both dates the Company considers the unrealized loss across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains that it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as December 31, 2025, that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold.

For the years ended December 31, 2025, 2024, and 2023, proceeds from sales of securities available-for-sale were $3.0 million, $233.2 million, and $25.7 million, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of securities for the years ended were as follows (dollars in thousands):

	December 31,
	2025	2024	2023
Gross gains on sales and calls of securities	$126	$220	$396
Gross losses on sales and calls of securities	(6)	(2,901)	—
Net gains (losses) on sales and calls of securities	$120	$(2,681)	$396

The Company has reviewed all sectors and securities in the portfolio for impairment. During the year ended December 31, 2025, the Company realized gains through earnings from the sale and call of 73 debt securities for $0.1 million and one debt security for which a loss was realized. During the year ended December 31, 2024, the Company realized gains through earnings from the sale and call of eight debt securities for $0.2 million. The securities were sold with 100 other debt securities, for which a $2.9 million loss was realized. During the year ended December 31, 2023, the Company realized gains through earnings from the sale and call of 37 debt securities for $0.4 million.

The Company recognized a $14.5 million loss for the year ended December 31, 2023, on investment securities intended for sale and subsequently sold in January 2024. Included in this sale were $4.0 million in U.S. government agencies, $74.8 million in mortgage-backed securities, and $117.9 million in state and political subdivisions.

The following table summarizes available-for-sale debt securities that were in an unrealized loss position for which an ACL has not been recorded, based on the length of time the individual securities have been in an unrealized loss position, including the number of available-for-sale debt securities in an unrealized loss position, as of the dates indicated below (dollars in thousands):

	December 31, 2025
		Less than twelve months		Twelve months or longer		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	5	$(10)	$5,990	$(124)	$14,375	$(134)	$20,365
Mortgage-backed securities	72	(755)	92,185	(1,362)	28,712	(2,117)	120,897
State and political subdivisions	51	(14)	1,481	(5,743)	37,029	(5,757)	38,510
Corporate bonds	70	(483)	25,381	(3,457)	41,993	(3,940)	67,374
Collateralized loan obligations	7	(51)	59,209	—	—	(51)	59,209
Total available-for-sale	205	$(1,313)	$184,246	$(10,686)	$122,109	$(11,999)	$306,355

	December 31, 2024
		Less than twelve months		Twelve months or longer		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	11	$(608)	$48,155	$—	$—	$(608)	$48,155
Mortgage-backed securities	54	(2,952)	64,419	(774)	8,032	(3,726)	72,451
State and political subdivisions	52	(33)	3,087	(7,290)	34,612	(7,323)	37,699
Corporate bonds	52	(12)	1,359	(7,734)	55,653	(7,746)	57,012
Total available-for-sale	169	$(3,605)	$117,020	$(15,798)	$98,297	$(19,403)	$215,317

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at December 31, 2025, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties (dollars in thousands):

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$10,285	$10,320	$824	$825
Maturing after one year through five years	19,667	19,907	5,014	4,902
Maturing after five years through ten years	82,725	78,553	17,806	17,020
Maturing after ten years	63,047	57,509	151,954	155,468
Securities not due at a single maturity date:
Mortgage-backed securities	259,386	259,760	115,228	108,246
Collateralized loan obligations	198,968	199,281	—	—
	$634,078	$625,330	$290,826	$286,461

Securities with amortized costs totaling $382.2 million and carrying values totaling $367.5 million were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2025 (see Note 10).

Securities with amortized costs totaling $420.4 million and carrying values totaling $403.4 million were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2024 (see Note 10).

At December 31, 2025, the Company’s investment portfolio included securities issued by 199 different government municipalities and agencies located within 28 states with a fair value of $221.0 million. The largest exposure to any single municipality or agency was $5.2 million (fair value) in four general obligation bonds issued by the City of New York (NY). In addition, the Company owned 109 subordinated debentures issued by bank holding companies totaling $86.5 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations (dollars in thousands):

	December 31, 2025		December 31, 2024
General obligation bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Issuance:
Texas	$86,922	$85,424	$82,769	$79,472
California	50,945	49,130	51,222	48,131
Other (22 and 22 states, respectively)	60,220	61,092	60,422	60,169
Total general obligation bonds	198,087	195,646	194,413	187,772

Revenue bonds
State of Issuance:
Texas	5,534	5,378	5,434	5,261
California	3,583	3,586	3,576	3,440
Other (13 and 11 states, respectively)	16,481	16,416	16,432	16,143
Total revenue bonds	25,598	25,380	25,442	24,844
Total obligations of states and political subdivisions	$223,685	$221,026	$219,855	$212,616

The following table summarizes the amortized cost and fair value of revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the revenue source of repayment for our largest source concentrations (dollars in thousands):

	December 31, 2025		December 31, 2024
Revenue bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Revenue Source:
Water	$9,274	$9,059	$9,194	$8,892
Sewer	3,713	3,801	3,613	3,755
Lease	3,910	4,158	3,923	4,141
Sales tax	1,687	1,676	1,688	1,588
Other (10 and 6 sources, respectively)	7,014	6,686	7,024	6,468
Total revenue bonds	$25,598	$25,380	$25,442	$24,844

4.       LOANS AND ALLOWANCE FOR CREDIT LOSSES

We adopted the current expected credit loss accounting guidance, CECL, and all related amendments as of January 1, 2022. Under CECL, disclosures are presented on the amortized cost basis. Unless specifically noted otherwise, December 31, 2025, 2024, and 2023 disclosures are prepared on the amortized cost basis.

Accrued interest receivable on loans of $7.0 million and $6.1 million at December 31, 2025, and December 31, 2024, respectively is not included in the loans included in the table below but is included in other assets on the Company’s balance sheet. The majority of the disclosures in this footnote are prepared at the class level which combines certain related call report code classification. The final table in this section separates a roll forward of the Allowance for Credit Losses at the portfolio segment level.

The following table presents loans by class as of December 31, 2025, and December 31, 2024 (dollars in thousands).

	December 31,
	2025	2024
Real estate:
Residential real estate	$358,454	$381,438
Commercial real estate	1,393,183	1,360,374
Other construction/land	14,497	5,458
Farmland	68,157	77,388
Total real estate	1,834,291	1,824,658
Other commercial	191,500	177,013
Mortgage warehouse lines	518,333	326,400
Consumer loans	2,756	3,270
Subtotal	2,546,880	2,331,341
Plus net deferred loan (fees) cost	(35)	93
Allowance for credit losses on loans	(21,480)	(24,830)
Net loans	$2,525,365	$2,306,604

The following tables present the amortized cost basis of nonaccrual loans, according to loan class, with and without individually evaluated reserves as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$210	$—	$210	$—
Farmland	—	1,717	1,717	—
Total real estate	210	1,717	1,927	—
Other commercial	11,304	—	11,304	—
Total	$11,514	$1,717	$13,231	$—

	December 31, 2024
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$23	$—	$23	$—
Farmland	5,105	—	5,105	—
Total real estate	5,128	—	5,128	—
Other commercial	—	14,540	14,540	—
Total	$5,128	$14,540	$19,668	$—

The Company did not recognize any interest on nonaccrual loans during 2025, 2024, or 2023 and would have recognized an additional $0.9 million, $0.9 million, and $0.1 million in interest income on nonaccrual loans for the same periods, respectively, had those loans not been designated as nonaccrual.

During 2025, there were no significant changes to collateral which secures the collateral-dependent loans, whether due to general deterioration or other reasons. The following tables present the amortized cost basis of collateral-dependent loans by class as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025
	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$210	$—
Farmland	1,717	11
Total real estate	1,927	11
Other commercial (1)	11,297	—
Total	$13,224	$11

	December 31, 2024
	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$23	$—
Farmland	5,105	—
Total real estate	5,128	—
Other commercial (1)	14,529	3,000
Total	$19,657	$3,000
(1)	The collateral type on these loan categories is mainly agricultural assets.

The weighted average loan-to-value ratio of collateral dependent loans was 69% at December 31, 2025, and 92% at December 31, 2024. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds were in process as of December 31, 2025 or 2024.

The following tables present the aging of the amortized cost basis in past-due loans, according to class, as of December 31, 2025 and 2024 (dollars in thousands):

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$18	$—	$192	$210	$359,304	$359,514
Commercial real estate	4,657	—	—	4,657	1,386,233	1,390,890
Other construction/land	—	—	—	—	14,414	14,414
Farmland	2,037	—	1,717	3,754	64,553	68,307
Total real estate	6,712	—	1,909	8,621	1,824,504	1,833,125
Other commercial	131	—	11,304	11,435	181,142	192,577
Mortgage warehouse lines	—	—	—	—	518,333	518,333
Consumer loans	11	—	—	11	2,799	2,810
Total loans	$6,854	$—	$13,213	$20,067	$2,526,778	$2,546,845

	December 31, 2024
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$879	$215	$—	$1,094	$381,413	$382,507
Commercial real estate	—	—	—	—	1,357,833	1,357,833
Other construction/land	—	—	—	—	5,472	5,472
Farmland	3,335	—	—	3,335	74,212	77,547
Total real estate	4,214	215	—	4,429	1,818,930	1,823,359
Other commercial	258	15	—	273	178,058	178,331
Mortgage warehouse lines	—	—	—	—	326,400	326,400
Consumer loans	4	—	—	4	3,340	3,344
Total loans	$4,476	$230	$—	$4,706	$2,326,728	$2,331,434

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

The following table presents the amortized cost basis of loans at December 31, 2025, that were both experiencing financial difficulty and modified during the years ended December 31, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands):

	December 31, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Real estate:
Commercial real estate	$—	$14,146	$83	—	1.02%
Total real estate	—	14,146	83	—	0.78%
Other commercial	—	—	2,961	214	1.65%
Total	$—	$14,146	$3,044	$214	0.68%

	December 31, 2024
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Real estate:
Commercial real estate	—	77	—	—	0.01%
Other construction/land	—	—	219	—	4.00%
Farmland	—	—	293	—	0.38%
Total real estate	—	77	512	—	0.03%
Other commercial	—	—	78	—	0.04%
Total	$—	$77	$590	$—	0.03%

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the year ended December 31, 2025 and 2024:

	December 31, 2025

	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Commercial real estate	$—	—	2.00
Other commercial	$—	0.30%	1.67

	December 31, 2024

	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Real estate:
Other construction/land	$—	—	3.00
Farmland	$—	—	10.00
Other commercial	$—	—	2.92

During the years ending December 31, 2025, and 2024, there were no payment defaults, within a twelve-month period of the modification date on loans identified as modifications made to borrowers experiencing financial difficulty. For purposes of this disclosure the Company defines a payment default as 90 days past due. The company had $0.1 million in additional funds committed on loans which have been modified to borrowers experiencing financial difficulty as of both December 31, 2025, and December 31, 2024.

In estimating the allowance for credit losses, the Company considers the performance of accruing loans which have been identified as modifications made to borrower’s experiencing financial difficulty, in the same way it considers the performance of other collectively evaluated accruing loans. Loan modifications made to borrowers experiencing financial difficulty which have been placed on nonaccrual status are subject to an individual reserve evaluation.

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

The following tables present the amortized cost of loans by credit quality classification in addition to loan vintage as of December 31, 2025, and 2024 (dollars in thousands):

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$1,144	$-	$-	$89,643	$205,789	$47,613	$9,113	$3,741		$357,043
Special mention	-	-	-	-	1,384	522	-	-		1,906
Substandard	-	-	-	-	-	384	34	147		565
Subtotal	1,144	-	-	89,643	207,173	48,519	9,147	3,888		359,514
Current period gross write offs	-	-	-	-	-	-	-	-		-

Commercial real estate
Pass	145,537	140,079	98,341	191,505	43,829	676,260	21,803	7,517		1,324,871
Special mention	83	-	-	19,356	-	28,727	60	-		48,226
Substandard	-	-	-	-	-	17,793	-	-		17,793
Subtotal	145,620	140,079	98,341	210,861	43,829	722,780	21,863	7,517		1,390,890
Current period gross write offs	-	-	-	-	-	274	-	1,147		1,421

Other construction/land
Pass	482	9,616	-	-	-	3,262	-	-		13,360
Special Mention	-	-	-	-	-	1,054	-	-		1,054
Substandard	-	-	-	-	-	-	-	-		-
Subtotal	482	9,616	-	-	-	4,316	-	-		14,414
Current period gross write offs	-	-	-	-	-	-	-	-		-

Farmland
Pass	3,439	14,361	4,946	8,501	10,752	11,660	11,934	611		66,204
Special mention	-	-	-	-	-	355	-	-		355
Substandard	-	-	1,717	-	-	31	-	-		1,748
Subtotal	3,439	14,361	6,663	8,501	10,752	12,046	11,934	611		68,307
Current period gross write offs	-	-	-	-	-	-	-	-		-

Other commercial
Pass	7,162	5,995	5,863	2,658	429	13,229	137,208	2,150		174,694
Special mention	197	11	-	13	-	-	3,710	2,636		6,567
Substandard	-	12	7	-	-	-	10,116	1,181		11,316
Subtotal	7,359	6,018	5,870	2,671	429	13,229	151,034	5,967		192,577
Current period gross write offs	121	$25	$2,292	$-	$7	$1	$276	$5,300		$8,022

Mortgage warehouse lines									$
Pass	-	-	-	-	-	-	518,333	-		518,333
Subtotal	-	-	-	-	-	-	518,333	-		518,333
Current period gross write offs	-	-	-	-	-	-	-	-		-

Consumer loans
Pass	768	38	212	49	27	80	1,614	-		2,788
Special mention			-	-	-	3	8	-		11
Substandard			11	-	-	-	-	-		11
Subtotal	768	38	223	49	27	83	1,622	-		2,810
Current period gross write offs (1)	826	6	1	1	-	31	42	-		907

Total	$158,812	170,112	111,097	311,725	262,210	800,973	713,933	17,983		2,546,845

Gross charge-offs	$947	31	2,293	1	7	306	318	6,447		10,350
(1)	Consumer overdrafts are included in consumer loans and commercial overdrafts are included in other commercial and make up the majority of the gross charge-offs of loans originated in the current period for these loan classes.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$-	$-	$96,007	$216,294	$6,993	$45,300	$11,125	$3,437	$379,156
Special mention	-	1	-	1,418	-	1,666	-	23	3,108
Substandard	-	-	-	-	-	68	18	157	243
Subtotal	-	1	96,007	217,712	6,993	47,034	11,143	3,617	382,507
Current period gross write offs	-	-	-	-	-	-	-	-	-

Commercial real estate
Pass	146,143	100,067	215,580	44,937	418,673	352,638	27,278	-	1,305,316
Special mention	-	141	-	-	24,206	2,815	1,350	-	28,512
Substandard	77	-	-	-	14,143	9,785	-	-	24,005
Subtotal	146,220	100,208	215,580	44,937	457,022	365,238	28,628	-	1,357,833
Current period gross write offs	-	-	-	-	2,437	-	-	-	2,437

Other construction/land
Pass	218	350	-	-	3,418	1,486	-	-	5,472
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Subtotal	218	350	-	-	3,418	1,486	-	-	5,472
Current period gross write offs	-	-	-	-	-	-	-	-	-

Farmland
Pass	12,533	5,345	9,092	11,076	1,875	12,810	8,885	659	62,275
Special mention	1,203	1,770	-	-	819	7,715	-	-	11,507
Substandard	-	-	-	-	-	3,765	-	-	3,765
Subtotal	13,736	7,115	9,092	11,076	2,694	24,290	8,885	659	77,547
Current period gross write offs	-	-	-	-	-	411	-	-	411

Other commercial
Pass	7,058	17,449	4,627	901	6,064	10,623	111,840	1,723	160,285
Special mention	14	-	19	-	185	4	111	17,656	17,989
Substandard	15	-	-	-	-	31	11	-	57
Subtotal	7,087	17,449	4,646	901	6,249	10,658	111,962	19,379	178,331
Current period gross write offs	256	-	-	38	-	-	234	-	528

Mortgage warehouse lines
Pass	-	-	-	-	-	-	326,400	-	326,400
Subtotal	-	-	-	-	-	-	326,400	-	326,400
Current period gross write offs	-	-	-	-	-	-	-	-	-

Consumer loans
Pass	834	407	111	45	52	159	1,718	-	3,326
Special mention	-	10	1	-	-	-	2	-	13
Substandard	4	-	-	-	-	-	1	-	5
Subtotal	838	417	112	45	52	159	1,721	-	3,344
Current period gross write offs (1)	1,378	31	7	3	-	3	62	-	1,484

Total	$168,099	$125,540	$325,437	$274,671	$476,428	$448,865	$488,739	$23,655	$2,331,434

Gross charge-offs	$1,634	$31	$7	$41	$2,437	$414	$296		$4,860
(1)	Consumer overdrafts are included in consumer loans and commercial overdrafts are included in other commercial and make up the majority of the gross charge-offs of loans originated in the current period for these loan classes.

CECL replaced the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans at the CECL implementation date, management elected not to transition these loans into the PCD designation. As of December 31, 2025, the Company had no loans categorized as PCD.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss-rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are updated periodically, in order to pull in more recent loss-rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data, and the consideration of current and expected conditions and circumstances including the level of interest rates. Management may update prepayment assumptions when changing conditions impact Management’s estimate or additional historical data indicates a reevaluation is warranted. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory, which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code multiple factor regression models utilized as of December 31, 2025, for Residential Real Estate loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and House Price Index (HPI). The call code multiple factor regression models utilized as of December 31, 2025, for Commercial Real Estate and Other Construction loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and Gross Domestic Product (GDP). Management selected the National Unemployment Rate, HPI, and GDP as the drivers of quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (FOMC) forecast and given the widespread familiarity of stakeholders with these economic metrics.

The quantitative reserves for Farmland, Agricultural Production, and Consumer loans are calculated using a Remaining Life methodology where the Company’s average historical loss-rates are applied to expected loan balances over an estimated remaining life of loans in calculation of the quantitative portion of collectively evaluated loans in these classes. The estimated remaining life is calculated using historical peer data. For the Farmland, Agricultural Production and Consumer classes of loans, reasonable and supportable forecasts of the National Unemployment Rate, real GDP and the housing price index are considered through estimation of qualitative reserves.

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

●	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices
●	Changes in international, regional, and local economic and business conditions, and developments that affect the collectability of the portfolio, as reflected in forecasts of the Housing Price Index, Real GDP, and the National Unemployment Rate (Farmland & Agricultural Production and Consumer segments only)
●	Changes in the nature and volume of the loan portfolio
●	Changes in the experience, ability, and depth of lending Management and other relevant staff
●	Changes in the volume and severity of past due, nonaccruals loans, and adversely classified loans, as reflected in changes of the relative level of loans classified as substandard and special mention
●	Changes in the quality of the Company’s loan review processes
●	Changes in the value of underlying collateral for loans not identified as collateral-dependent
●	Changes in loan categorization concentrations
●	Other external factors, which include the influence of peer data on estimated quantitative reserves, residual COVID-19 related risk, expected impact of current and expected inflationary environment, reliance on the National Unemployment rate as opposed to the California unemployment rate in the calculation of quantitative reserves, the expected impact of current and expected geo-political conditions

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

Although collectively evaluated reserves are generally calculated separately at the call code or loan class level, Management has grouped loan classes with similar risk characteristics into the following portfolio segments:

●	1-4 Family Real Estate
●	Commercial Real Estate
●	Farmland & Agricultural Production
●	Commercial & Industrial
●	Mortgage Warehouse
●	Consumer

The following table presents the activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2025 and 2024 (dollars in thousands):

	1-4 Family Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse	Consumer (1)	Total
Allowance for credit losses:
Balance, December 31, 2022	$3,251	$17,732	$458	$1,233	$72	$314	$23,060
Charge-offs	(30)	(2,266)	(1,277)	(1,320)	—	(1,728)	(6,621)
Recoveries	205	17	1,370	425	—	986	3,003
Provision for credit losses	(699)	3,071	35	810	102	739	4,058
Balance, December 31, 2023	$2,727	$18,554	$586	$1,148	$174	$311	$23,500
Charge-offs	—	(2,437)	(411)	(528)	—	(1,484)	(4,860)
Recoveries	60	—	—	655	—	882	1,597
Provision for credit losses	(979)	1,026	3,652	7	224	663	4,593
Balance, December 31, 2024	$1,808	$17,143	$3,827	$1,282	$398	$372	$24,830
Charge-offs	—	(1,421)	(7,527)	(495)	—	(907)	(10,350)
Recoveries	—	—	410	42	—	453	905
Provision for credit losses	(397)	928	4,436	667	267	194	6,095
Balance, December 31, 2025	$1,411	$16,650	$1,146	$1,496	$665	$112	$21,480
(1)	Includes overdraft charge-offs of $0.9 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively, and overdraft recoveries of $0.4 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

5.       PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,
	2025	2024
Land	$2,394	$2,394
Buildings and improvements	10,776	10,688
Furniture, fixtures and equipment	18,148	18,390
Leasehold improvements	14,970	14,443
Total premises and equipment, gross	46,288	45,915

Less accumulated depreciation and amortization	31,314	30,677
Construction in progress	—	193
Total premises and equipment, net	$14,974	$15,431

Depreciation and amortization included in occupancy and equipment expense totaled $1.9 million, $1.9 million, and $2.2 million, for the years ended December 31, 2025, 2024, and 2023, respectively.

6.       OPERATING LEASES

The Company leases space under non-cancelable operating leases for 30 branch locations, three off-site ATM locations, one administrative building, and two loan production offices. Many of our leases include both lease (e.g., fixed payments including rent, taxes, and insurance costs) and non-lease components (e.g., common-area or other maintenance costs). Payments for taxes and insurance as well as non-lease components are not included in the accounting of the lease component but are separately accounted for in occupancy expense. The Company recognized lease expense of $4.6 million for the year ended December 31, 2025, $4.5 million for the year ended December 31, 2024, and $2.3 million for the year ended December 31, 2023. Most leases include one or more renewal options available to exercise. The exercise of lease renewal options is typically at the Company’s sole discretion; therefore, the majority of renewals to extend the lease terms are not included in our right-of-use assets and lease liabilities as they are not reasonably certain of exercise. We regularly evaluate the renewal options and when they are reasonably certain of exercise, we include the renewal period in our lease term. As most of our leases do not provide an implicit rate, we used our incremental borrowing rate in determining the present value of the lease payments.

There were no leveraged leases or lease transactions with related parties during the years ending December 31, 2025 and 2024.

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

At December 31, 2025, the Company’s right-of-use assets and operating lease liabilities were $26.5 million and $23.1 million, respectively. The weighted average remaining lease term for the lease liabilities was 12.8 years, and the weighted average discount rate of remaining payments was 8.7 percent. At December 31, 2024, the Company’s right-of-use assets and operating lease liabilities were $27.8 million and $23.7 million, respectively. The weighted average remaining lease term for the lease liabilities was 13.5 years, and the weighted average discount rate of remaining payments was 8.7 percent for the year ended December 31, 2024. Lease liabilities from new right-of-use assets obtained during the year ending December 31, 2025, and December 31, 2024, were $1.4 million and $4.7 million, respectively. There was $0.2 million in variable lease costs for each of the years ending December 31, 2025, 2024, and 2023. Cash paid on operating leases was $4.0 million for the year ended December 31, 2025, and $4.0 million for the year ended December 31, 2024.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2025, are as follows (dollars in thousands):

Year Ending December 31,
2026	$3,913
2027	3,731
2028	3,097
2029	2,539
2030	2,383
Thereafter	25,043
Total undiscounted lease payments	$40,706
Less: imputed interest	(17,637)
Net lease liabilities	$23,069

The Company generally has options to renew its facilities leases after the initial leases expire. The renewal options range from one to ten years.

7.       GOODWILL AND INTANGIBLE ASSETS

Goodwill

The balance of goodwill at the years beginning and ended December 31, 2025, 2024, and 2023 was $27.4 million. There was no acquired goodwill or impairment for the years ended December 31, 2025, 2024, and 2023.

The Company performed a quantitative impairment assessment as of October 1, 2025, using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level, exceeded the carrying value. Therefore, goodwill was not impaired as of December 31, 2025, and there was no impairment charges related to the Company’s goodwill recorded during the year ended December 31, 2025.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end (dollars in thousands):

	Years Ended December 31,
	2025		2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Core deposit intangibles	$5,181	$5,129	$5,181	$4,563

Aggregate amortization expense was $0.6 million, $0.8 million, and $0.9 million for 2025, 2024, and 2023.

Estimated amortization expense for each of the next five years and thereafter (dollars in thousands):

2026	$52
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total	$52

8.       OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2025	2024
Accrued interest receivable	$14,169	$15,999
Deferred tax assets	19,384	22,671
Investment in qualified affordable housing projects (1)	22,617	25,448
Investment in limited partnerships	4,359	4,359
Investment in SBA loan fund	25,000	25,000
Federal Home Loan Bank stock, at cost	14,676	14,676
Other	38,709	40,810
Total	$138,914	$148,963
(1)	See Note 23 for additional details.

The Company accounts for its investment in limited partnerships which invest in small business investment companies and fintech companies under the cost method. Under this method, the investments are initially recorded at their historical cost. Dividends received from these investments are recorded in Other Income in the Income Statement. Management analyzes these investments annually for potential impairment.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these is the Company’s $14.7 million investment in FHLB stock, carried at cost. Quarterly, the FHLB evaluates and adjusts the Company’s minimum stock requirement based on the Company’s borrowing activity and membership requirements. Any stock deemed in excess is automatically repurchased by the FHLB at cost. The only equity investment noted above that is carried at Fair Value is the Company’s investment in PCBB stock.

9.       DEPOSITS

Time deposits that meet or exceed the FDIC Insurance limit of $250,000 at year-ends 2025 and 2024 were $234.2 million and $271.5 million, respectively.

Aggregate annual maturities of time deposits were as follows (dollars in thousands):

Year Ending December 31,
2026	$584,623
2027	43,824
2028	26,197
2029	413
2030	769
Thereafter	1,277
Total	$657,103

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest bearing demand deposits	$5,611	$3,950	$1,429
NOW	482	512	289
Savings	401	336	269
Money market	2,650	2,071	710
Time deposits	16,320	23,229	23,214
Brokered Deposits	11,033	13,257	5,643
Total	$36,497	$43,355	$31,554

10.       OTHER BORROWING ARRANGEMENTS

At year end, short-term borrowings consisted of the following (dollars in thousands):

	2025
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$123,425	$130,853	0.21%	$136,954	0.21%
Short term borrowings	58,809	222,700	4.25%	317,500	4.25%
Total	$182,234	$353,553		$454,454

	2024
	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate at year-end
As of December 31:
Repurchase agreements	$123,878	$108,860	0.17%	$148,003	0.12%
Short term borrowings	16,375	—	5.72%	76,400	—
Total	$140,253	$108,860		$224,403

At year end, long-term advances from FHLB consisted of the following (dollars in thousands):

	2025			2024
	Amount	Fixed rate	Weighted average interest rate	Amount	Fixed rate	Weighted average interest rate
As of December 31:
Federal Home Loan Bank advances, maturing 2026	$25,000	3.96%	3.96%	$25,000	3.96%	3.96%
Federal Home Loan Bank advances, maturing 2028	15,000	3.78%	3.78%	15,000	3.78%	3.78%
Federal Home Loan Bank advances, maturing 2026	20,000	4.04%	4.04%	20,000	4.04%	4.04%
Federal Home Loan Bank advances, maturing 2028	20,000	3.81%	3.81%	20,000	3.81%	3.81%
Total	$80,000			$80,000

There were short-term borrowings of $222.7 million at December 31, 2025. Included in short term borrowings at December 31, 2025, were $12.7 million outstanding in fixed-rate overnight FHLB advances and $210.0 million in overnight Fed Funds Purchased. There were no outstanding short-term borrowings at December 31, 2024. Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $1.3 billion of first mortgage loans under a blanket lien arrangement at year end 2025. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to the total of $629.5 million at year-end 2025, with a remaining borrowing capacity of $849.7 million if sufficient additional collateral was pledged.

The carrying value of the securities pledged to collateralize repurchase agreements was $168.6 million at December 31, 2025, and $169.5 million at December 31, 2024.

The Company had borrowings of $210 million at December 31, 2025, and no borrowings at year end 2024 from the FRB. The Company was eligible to borrow up to $254.9 million from FRB at year end 2025, which was collateralized by $129.9 million in first mortgage loans under a blanket lien arrangement.

The Company had lines of credit with its correspondent banks which, in the aggregate, amounted to $250.8 million unsecured and $25.0 million secured at December 31, 2025, and $479.8 million unsecured and $25.0 million secured at December 31, 2024, at fixed interest rates which vary with market conditions. There were outstanding overnight balances of $210 million under these lines of credit at December 31, 2025, and no outstanding overnight balances under these lines of credit at December 31, 2024.

11.     LONG-TERM DEBT

At year-end, long-term debt was as follows (dollars in thousands):

	2025		2024
	Principal	Unamortized Debt Issuance Costs	Principal	Unamortized Debt Issuance Costs
Fixed - floating rate subordinated debentures, due 2031 (1)	$50,000	$517	$50,000	$607
	$50,000	$517	$50,000	$607
(1)	3.25% fixed rate for five years then floating rate at 253.5 bps over 3-month term SOFR starting September 30, 2026.

12.     SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2025, all $36.0 million of the Company’s trust preferred securities qualified as Tier 1 capital.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TruPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing, and payment terms as the TruPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 6.72% (based on 3-month CME Term SOFR plus tenor spread adjustment of 0.26161% plus 2.75%), with re-pricing and payments due quarterly.

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

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TruPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing, and payment terms as the TruPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 5.35% (based on 3-month CME Term SOFR plus tenor spread adjustment of 0.26261% plus 1.40%), with repricing and payments due quarterly.

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

During the third quarter of 2016, the Company acquired Coast Bancorp Statutory Trust II, which had issued 7,000 Floating Rate Capital Trust Pass-Through Securities (TruPS IV), with a liquidation value of $1,000 per security, for gross proceeds of $7,000,000. The entire proceeds of the issuance were invested by Trust IV in $7,217,000 of Subordinated Debentures issued by Coast Bancorp with identical maturity, re-pricing, and payment terms as the TruPS IV. The Subordinated Debentures, purchased by Trust IV, represent the sole assets of the Trust IV. Those Subordinated Debentures mature on December 15, 2037, bear a current interest rate of 5.48% (based on 3-month

CME Term SOFR plus tenor spread adjustment of 0.26161% plus 1.50%), with re-pricing and payments due quarterly.

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

13.     INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Current expense:
Federal	$8,971	$5,702	$8,470
State	5,150	3,578	5,493
Total current tax expense	14,121	9,280	13,963
Deferred expense:
Federal	(169)	2,711	(1,531)
State	64	1,317	(812)
Total deferred tax (benefit) expense	(105)	4,028	(2,343)
Total income tax expense	$14,016	$13,308	$11,620

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses on loans	$6,350	$7,341
Deferred compensation	5,282	4,903
Accrued reserves	765	1,006
Non-accrual loans	257	256
Lease liability	6,820	7,003
Loan fair value adjustment	71	128
Intangibles	163	48
Net operating losses	1,051	1,115
State income tax deduction	1,046	760
Other	811	764
Unrealized losses on debt securities	9,727	13,119
Total deferred tax assets	32,343	36,443
Deferred tax liabilities:
Deferred loan origination costs	(1,165)	(1,268)
Right-of-use asset	(7,849)	(8,204)
TruPS accretion	(629)	(682)
FMV equity securities	(528)	(528)
Prepaids	(783)	(771)
Other	(924)	(1,123)
Premises and equipment	(1,081)	(1,196)
Total deferred tax liabilities	(12,959)	(13,772)
Net deferred tax assets	$19,384	$22,671

The Company believes that the deferred tax assets will be fully realized, therefore no valuation allowance has been recorded.

The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. A reconciliation of income tax expense at the U.S. federal statutory rate (21% in 2025) to the Company’s actual income tax expense for the year ended December 31, 2025, is shown below:

	Year Ended December 31, 2025
	Amount	Percent
Income tax expense at federal statutory rate	$11,832	21.00%
State and local income tax, net of federal tax effect (1)	4,119	7.31%
Tax credits
Affordable housing tax credits, net of amortization and other income tax benefit	(505)	(0.90)%
Nontaxable or nondeductible items
Tax-exempt interest, net of disallowance	(854)	(1.52)%
Bank-owned life insurance	(724)	(1.28)%
Other	(8)	(0.01)%
Other adjustments	156	0.28%
	$14,016	24.88%
(1)	State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

The following table is a reconciliation of the statutory U.S. corporate federal income tax rate to the Company’s effective tax rate for 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Income tax expense at federal statutory rate	$11,312	$9,758
Increase (decrease) resulting from:
State franchise tax expense, net of federal tax effect	3,867	3,698
Tax exempt municipal income	(1,416)	(2,291)
Nondeductible interest expense	585
Affordable housing tax credits	(208)	16
Excess tax (benefit) expense of stock-based compensation	(329)	22
Cash surrender value - life insurance	(594)	(371)
Other	91	788
Total	$13,308	$11,620
Effective tax rate	24.71%	25.01%

Income taxes paid were as follows (dollars in thousands):

2025
Federal	$5,825
California	4,650
Other state and local	7
Total	$10,482

The Company is subject to federal income tax and income tax of various states. Our federal income tax returns for the years ended December 31, 2022, 2023, and 2024 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2021, 2022, 2023, and 2024 are open to audit by the state authorities.

At December 31, 2025, the Company has federal net operating loss carry forwards of approximately $2.8 million which expire at various dates from 2031 to 2036. The Company also had California Franchise tax net operating loss carry forwards of approximately $5.4 million which expire at various dates from 2034 to 2041. Net operating loss carry forwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carry forward amounts noted above.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2025, 2024, and 2023, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

14.     COMMITMENTS AND CONTINGENCIES

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $127.9 million. A $125.0 million letter of credit is pledged to secure public deposits at December 31, 2025 and a $2.9 million standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2025	2024
Fixed-rate commitments to extend credit	$75,928	$80,127
Variable-rate commitments to extend credit	$471,496	$556,320
Standby letters of credit	$5,708	$5,046

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: home equity lines of credit; commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit; mortgage warehouse lines of credit; unsecured personal lines of credit; and formalized deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit are made at both fixed and variable rates of interest as stated in the table above. Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party, while commercial letters of credit represent the Company’s commitment to pay a third party on behalf of a customer upon fulfillment of contractual requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Concentration in Real Estate Lending

At December 31, 2025, in management’s judgment, the Company had a concentration of loans secured by real estate. At that date, approximately 72% of the Company’s loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 76% of all real estate loans, while loans secured by non-construction residential properties accounted for 20%, and loans secured by farmland were 4% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

Concentration by Geographic Location

The Company extends commercial, real estate mortgage, real estate construction, and consumer loans to customers primarily in the South Central San Joaquin Valley of California, specifically Tulare, Fresno, Kern, Kings, and Madera counties; and the Coastal counties of San Luis Obispo, Ventura, and Santa Barbara. The ability of a substantial portion of the Company’s customers to honor their contracts is dependent on the economy in these areas. Although the Company’s loan portfolio is diversified, there is a relationship in those regions between the local agricultural economy and the economic performance of loans made to non-agricultural customers.

Legal Matters

In the ordinary course of our business, the Company is subject to legal proceedings and claims which we believe are incidental to the operation of our business. The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. Given the nature, scope, and complexity of the extensive legal and regulatory landscape applicable to banking (including laws and regulations governing consumer protection, fair lending, privacy, information security, and anti-money laundering and anti-terrorism laws), we like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

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

15.     SHAREHOLDERS’ EQUITY

Share Repurchase Plan

At December 31, 2025, the Company had a 2025 Share Repurchase Plan with an expiration date of October 31, 2026. This share repurchase plan replaced the 2024 Share Repurchase Plan which expired on October 31, 2025. During the year ended December 31, 2025, the Company repurchased 222,039 shares under the 2025 Share Repurchase Plan and 802,753 shares under the 2024 Share Repurchase Plan. The total number of shares available for repurchase at December 31, 2025, was 777,961. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands, except per share data):

	For the Years Ended December 31,
	2025	2024	2023
Basic Earnings Per Share
Net income	$42,327	$40,560	$34,844
Weighted average shares outstanding	13,496,560	14,284,401	14,706,141
Basic earnings per share	$3.14	$2.84	$2.37

Diluted Earnings Per Share
Net income	$42,327	$40,560	$34,844
Weighted average shares outstanding	13,496,560	14,284,401	14,706,141
Effect of dilutive equity awards	96,559	111,620	31,729
Weighted average shares outstanding	13,593,119	14,396,021	14,737,870
Diluted earnings per share	$3.11	$2.82	$2.36

Stock options and unvested restricted stock awards for 250,391 and 298,986 shares of common stock were not considered in computing diluted earnings per common share for 2024 and 2023, respectively, because they were antidilutive. There were no antidilutive shares of common stock in 2025.

Stock Options

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 139,400 shares granted under the 2017 Plan and options to purchase 50,000 shares that were granted under the 2007 Plan were still outstanding as of December 31, 2025, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of several types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which awards may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of December 31, 2025, was 267,316. All options granted under the 2023, 2017, and 2007 Plans have been or will be granted at an exercise price of not less than 100% of the fair market value of the stock on the date of grant, exercisable in installments as provided in individual stock option agreements. In the event of a “Change in Control” as defined in the Plans, all outstanding options shall become exercisable in full (subject to certain notification requirements) and shall terminate if not exercised within a specified period of time unless such options are assumed by the successor corporation or substitute options are granted. Options also terminate in the event an optionee ceases to be employed by or to serve as a director of the Company or its subsidiaries, and the vested portion thereof must be exercised within a specified period after such cessation of employment or service.

A summary of the Company’s stock option activity follows (dollars and shares in thousands, except exercise price):

	2025			2024		2023
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding,
Beginning of year	240	$26.50		343	$25.02	352	$25.06
Exercised or released	(35)	$24.29		(78)	$20.37	—	$—
Granted	—	$—		—	$—	—	$—
Forfeited/canceled	(15)	$27.25		(25)	$25.51	(9)	$26.56
Expired	—	$—		—	$—	—	$—
Outstanding, end of year	190	$26.85	$1,104	240	$26.50	343	$25.02
Exercisable, end of year (2)	190	$26.85	$1,104	234	$26.49	343	$25.02
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2025. This amount changes based on changes in the market value of the Company’s stock.
(2)	The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2025 was 2.83 years.

Information related to stock options during each year follows (dollars in thousands):

	2025	2024	2023
Total intrinsic value of stock options exercised	$236	$763	$—
Total fair value of stock options vested	$28	$66	$—

During the year ended December 31, 2025, $0.9 million in cash was received from the exercise of 35,200 shares with a small related tax benefit. During the year ended December 31, 2024, $1.5 million in cash was received from the exercise of 78,249 shares with a related tax benefit of $0.2 million. No shares were exercised during the year ended December 31, 2023. The Company used the Black-Scholes model to value stock options. In accordance with U.S. GAAP, charges $0.03 million and $0.1 million are reflected in the Company’s income statements for the years ended December 31, 2024 and 2023, respectively, as pre-tax compensation and directors’ expense related to stock options. There was an inconsequential expense recorded for the year ended December 31, 2025, and all outstanding stock options are now fully vested and therefore fully expensed.  The related tax benefit of these options was inconsequential for the years ended December 31, 2025 and 2024.

There is no unamortized compensation expense associated with unvested stock options outstanding at December 31, 2025, and all stock options are fully amortized as of February 2025.

Restricted Stock Grants

The Company’s restricted stock awards granted under the 2017 Plan and 2023 Plan are non-transferable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of restricted stock awards is determined at the time the awards are issued, and different awards may have different vesting terms; provided, however, that no installment of any restricted stock award shall become vested less than one year from the grant date. Restricted stock awards are valued utilizing the fair value of the Company’s stock at the grant date. During the year ending 2025, 93,712 shares were granted to employees and directors of the Company under the 2023 Plan. These awards are expensed on a straight-line basis over the vesting period. Compensation expense related to restricted stock units for the years ended December 31, 2025, 2024, and 2023 was $2.2 million, $1.9 million, and $1.7 million respectively, and the recognized income tax benefit related to this expense was $0.8 million, $0.6 million, and $0.5 million, respectively. As of December 31, 2025, there was $2.7 million of unamortized compensation and directors’ cost related to unvested restricted stock awards granted under the 2023 and 2017 plans. That cost is expected to be amortized over a weighted average period of 2.3 years. The total fair value of shares vested during the year ended December 31, 2025, 2024, and 2023 was $1.9 million, $1.8 million, and $1.2 million, respectively.

A summary of the Company’s nonvested shares for the year follows (shares in thousands):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2025	174	$20.75
Granted	94	$30.25
Vested	(88)	$21.79
Forfeited/canceled	(19)	$20.67
Nonvested at December 31, 2025	161	$26.02

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

The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2025, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end December 31, 2025 and 2024, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categorization.

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

The CBLR framework removes the requirement for qualifying banking organizations to calculate and report risk-based capital ratios, but rather only requires a Tier 1 to average assets (leverage) ratio. Qualifying banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than required minimums will be considered to have satisfied the generally applicable risk based and leverage capital requirements in the agencies' capital rules (generally applicable rule) and, if applicable, will be considered to have met the well capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act.

Actual and required capital amounts (dollars in thousands) and ratios are presented below at year end.

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
2025	Capital Amount	Ratio	Capital Amount	Ratio
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	$396,655	10.80%	$330,546	9.00%
Bank of the Sierra	$437,868	11.94%	$330,051	9.00%

	Actual		To Be Well Capitalized Under Prompt Corrective Action Regulations (CBLR Framework)
2024	Capital Amount	Ratio	Capital Amount	Ratio
Tier 1 (Core) Capital to average total assets
Sierra Bancorp and subsidiary	$398,381	10.93%	$328,036	9.00%
Bank of the Sierra	$429,604	11.80%	$327,664	9.00%

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Protection and Innovation, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2025, the maximum amount available for dividend distribution under this restriction was approximately $38.8 million.

17.     BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company entered into salary continuation agreements with certain senior officers in 2002 and 2007 and also established retirement plans for certain qualifying members of the Board of Directors at the same time. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans is recognized on the consolidated balance sheet in other liabilities and totaled $3.9 million and $4.1 million for the years ended December 31, 2025 and 2024, and was fully accrued for both years. There was a $0.2 million expense accrual recognized under these arrangements for the year ended December 31, 2025, and no expense accrual recorded in 2024. The expense recognized under these arrangements totaled $0.3 million for the year ended December 31, 2023. Salary continuation benefits paid to former directors or executives of the Company, or their beneficiaries totaled $0.4 million, $0.5 million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries with an accumulated post-retirement benefit liability of $0.8 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

In connection with these plans and other employee benefit plans of the Company, the Company has purchased, or acquired through merger, single premium life insurance policies with cash surrender values totaling $56.1 million and $41.3 million at December 31, 2025 and 2024.

Officer and Director Deferred Compensation Plan

The Company has established a non-qualified deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs and the liability for the plan’s administration and the changes to income earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2025, 2024, and 2023; however, the changes to the liability related to income earned on participant deferrals can be significant. The deferred compensation liability totaled $13.7 million and $12.3 million at December 31, 2025 and 2024, respectively, and is in other liabilities on the Company’s consolidated balance sheet. Although there is no requirement to fund this plan, the Company has purchased life insurance policies with cash surrender values totaling $13.2 million and $11.8 million at December 31, 2025 and 2024, respectively, which are specific account policies with underlying investments similar to the hypothetical investments elected inside the participant deferred compensation accounts. The purpose of these specific account life insurance policies is to provide an economic offset against changes to the participant liability.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The amount of the matching contribution was 80% for the year ended December 31, 2022, with vesting over a period of five years from the participants’ hire date. Starting in 2024, the Company has adopted a safe-harbor plan and matched 100% of the first 2% of participants’ 401(k) elective deferral contributions, and 50% of participants’ 401(k) elective deferral contributions which are over 2% of participants’ pay but are not over 6% of participants’ pay. The matching contribution is discretionary, vests over a period of two years from the participants’ hire date and is subject to the approval of the Board of Directors. The Company contributed $1.2 million, $1.2 million, and $1.3 million to the Plan in the years ended 2025, 2024, and 2023, respectively.

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

Noninterest income also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Included in other income:
Dividends on equity investments	$1,335	$1,337	$1,076
Unrealized losses recognized on equity investments	—	(311)	(291)
SBA loan fund income	1,225	1,467	1,423
Credit card and other loan fees	808	712	776
Other	1,057	325	1,380
Total other noninterest income	$4,425	$3,530	$4,364

19.     OTHER NONINTEREST EXPENSE

Other noninterest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Professional expenses (1)	$5,523	$6,158	$5,293
Data processing	6,127	6,201	5,831
Advertising and promotional	1,526	1,422	2,215
Deposit services	8,320	8,417	8,775
Stationery and supplies	433	483	531
Telephone and data communication	811	1,182	1,452
Loan and credit card processing	515	529	597
Foreclosed assets expense	7	—	665
Postage	293	232	219
Other	3,694	3,612	4,003
Regulatory assessments	1,996	1,942	1,942
Total other noninterest expense	$29,245	$30,178	$31,523

(1)	Includes directors’ fees and deferred directors’ fees.

20.     RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank may enter into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$26	$82	$139
Disbursements	—	5	—
Amounts repaid	(21)	(64)	(57)
Effect of changes in composition of related parties	(5)	3	—
Balance, end of year	$—	$26	$82
Undisbursed commitments to related parties	$—	$3	$6

Deposits from related parties held by the Bank at December 31, 2025 and 2024, amounted to $4.0 million and $6.1 million, respectively.

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

Foreclosed assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired or when foreclosure is imminent. Repossessed real estate (known as other real estate owned, or “OREO”) and other foreclosed assets are reported at fair value on a non-recurring basis. Fair values of OREO are based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may use a single valuation approach or a combination of approaches including sales comparison, cost approach, and the income approach. Adjustments are often made in the appraisal process by the appraisers to take into account differences between the comparable sales and income and other available data. Management also incorporates assumptions regarding market trends or other relevant factors and selling and commission costs ranging from 5% to 10%. Such adjustments can be significant and typically result in a

Level 3 classification of the unobservable inputs for determining fair value. Fair values for any other foreclosed assets are represented by estimated sales processed as determined using reasonably available sources. The valuation technique used for Level 3 non-recurring OREO is primarily the sales comparison approach less estimated selling costs.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2025, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$32,901	$—	$32,901	$—
Mortgage-backed securities	—	259,760	—	259,760	—
State and political subdivisions	—	46,921	—	46,921	—
Corporate bonds	—	85,154	1,313	86,467	—
Collateralized loan obligations	—	199,281	—	199,281	—
Total available-for-sale securities	$—	$624,017	$1,313	$625,330	$—

	Fair Value Measurements at December 31, 2024, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
U.S. government agencies	$—	$50,153	$—	$50,153	$—
Mortgage-backed securities	—	93,503	—	93,503	—
State and political subdivisions	—	40,803	—	40,803	—
Corporate bonds	—	2,909	55,653	58,562	—
Collateralized loan obligations	—	412,946	—	412,946	—
Total available-for-sale securities	$—	$600,314	$55,653	$655,967	$—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2025 and 2024 (dollars in thousands):

	Corporate Bonds
	2025	2024
Balance of recurring Level 3 assets at January 1,	$55,653	$52,040
Total gains or losses for the period:
Included in other comprehensive income	213	5,613
Sales	—	(2,000)
Transfers out of Level 3	(54,553)	—
Balance of recurring Level 3 assets at December 31,	$1,313	$55,653

Corporate bonds with a fair value of $54.5 million as of December 31, 2024 were transferred from Level 3 to Level 2 in the third quarter of 2025 because observable market data became available for the securities.

The following table present quantitative information about recurring level 3 fair value measurements at December 31, 2025 (dollars in thousands):

				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Corporate Bonds	$1,313	Broker estimate	Discount rate	N/A	N/A	N/A

The following table presents quantitative information about recurring level 3 fair value measurements at December 31, 2024 (dollars in thousands):

				Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
Corporate Bonds	$55,653	New issue pricing	Risk appetite	N/A	N/A	N/A
		Secondary market pricing	Market volatility
		Credit quality of issuer
		Credit spread

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2025
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans	$—	$—	$2,882	$2,882
Foreclosed assets	$—	$—	$1,565	$1,565

	Year Ended December 31, 2024
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent loans	$—	$11,529	$—	$11,529

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2025 and 2024:

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

Loans: Fair values of loans are based on the exit price notion set forth by ASU 2016-01 effective January 1, 2018, and estimated using discounted cash flow analyses. The estimation of fair values of loans results in a Level 3 classification as it requires various assumptions and considerable judgement to incorporate factors relevant when selling loans to market participants, such as funding costs, return requirements of likely buyers and performance expectations of the loans given the current market environment and quality of loans.

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

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	December 31, 2025
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$135,628	$135,628	$—	$—	$135,628
Investment securities available-for-sale	625,330	—	624,017	1,313	625,330
Investment securities held-to-maturity	290,811	—	286,461	—	286,461
Loans held for investment, net	2,525,365	—	—	2,428,691	2,428,691
Financial Liabilities:
Deposits:
Noninterest bearing	$995,623	$995,623	$—	$—	$995,623
Interest bearing	1,880,813	—	1,992,616	—	1,992,616
Repurchase agreements	130,853	—	107,084	—	107,084
Other borrowings	302,700	—	302,629	—	302,629
Long-term debt	49,483	—	49,472	—	49,472
Subordinated debentures	36,017	—	36,276	—	36,276

	December 31, 2024
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$100,664	$100,664	$—	$—	$100,664
Securities available for sale	655,967	—	600,314	55,653	655,967
Securities held-to-maturity	305,514	—	291,028	—	291,028
Loans held for investment	2,306,604	—	11,529	2,161,917	2,173,446
Financial Liabilities:
Deposits:
Noninterest bearing	$1,007,208	$1,007,208	$—	$—	$1,007,208
Interest bearing	1,884,460	—	1,705,490	—	1,705,490
Repurchase agreements	108,860	—	91,585	—	91,585
Other borrowings	80,000	—	79,054	—	79,054
Long-term debt	49,393	—	46,713	—	46,713
Subordinated debentures	35,838	—	35,299	—	35,299

23.     UNCONSOLIDATED VARIABLE INTEREST ENTITIES

The Company has equity investments in Low Income Housing Tax Credit (LIHTC) partnerships, with carrying values of $22.6 million and $25.4 million as of December 31, 2025 and 2024, respectively. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2025, 2024, and 2023. Future unfunded contingent equity commitments related to the Company’s LIHTC investments at December 31, 2025, are as follows (dollars in thousands):

Year Ending December 31,	Amount
2026	$3,809
2027	1,041
2028	171
2029	123
2030	100
Thereafter	1,379
Total	$6,623

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

	Year Ended December 31,
	2025	2024	2023
Amortization expense	$3,003	$2,069	$744
Tax credits and other tax benefits recognized	$3,515	$2,415	$843

24.     REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. The following table presents the Company’s sources of Noninterest Income for the twelve months ended December 31, 2025 and 2024. Items outside the scope of ASC 606 are noted as such (dollars in thousands).

	Year Ended December 31,
	2025	2024	2023
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$5,232	$5,513	$5,261
Other service charges on deposits	10,189	10,526	9,790
Debit card interchange income	8,067	8,134	8,052
Dividends on equity investments(1)	1,335	1,337	1,076
Unrealized losses recognized on equity investments(1)	—	(311)	(291)
Net gains (losses) on sale of securities(1)	120	(2,681)	396
Other(1)	5,646	9,003	6,116
Total noninterest income	$30,589	$31,521	$30,400
(1)	Not within the scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for on an accrual basis under other provisions of GAAP.

25.     PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2025 and 2024

(dollars in thousands)

	2025	2024
ASSETS
Cash and due from banks	$6,928	$13,067
Investments in bank subsidiary	442,092	424,363
Investment in trust subsidiaries	1,145	1,145
Other assets	2,630	6,190
Total assets	$452,795	$444,765

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$2,432	$2,232
Long-term debt	49,483	49,393
Subordinated debentures	36,017	35,838
Total liabilities	87,932	87,463
Shareholders' equity:
Common stock	108,036	113,474
Retained earnings	280,001	275,085
Accumulated other comprehensive gain, net of taxes	(23,174)	(31,257)
Total shareholders' equity	364,863	357,302
Total liabilities and shareholders' equity	$452,795	$444,765

STATEMENTS OF INCOME

Years Ended December 31, 2025, 2024, and 2023

(dollars in thousands)

	2025	2024	2023
Income:
Dividend from subsidiary	$40,000	$38,400	$16,800
Other operating income	—	—	—
Total income	40,000	38,400	16,800
Expense
Salaries and employee benefits	1,211	1,727	1,741
Other expenses	6,041	6,310	6,117
Total expenses	7,252	8,037	7,858
Income before income taxes	32,748	30,363	8,942
Income tax benefit	(2,144)	(2,376)	(2,323)
Income before equity in undistributed income of subsidiary	34,892	32,739	11,265
Equity in undistributed income of subsidiary	7,435	7,821	23,579
Net income	$42,327	$40,560	$34,844

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2025, 2024, and 2023

(dollars in thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$42,327	$40,560	$34,844
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(7,435)	(7,821)	(23,579)
(Increase) decrease in other assets	4,196	(4,332)	1,863
(Decrease) Increase in other liabilities	(517)	2,227	(6,117)
Net cash provided by operating activities	38,571	30,634	7,011

Cash flows from investing activities:
Investment in subsidiary	—	—	—
Net cash used by investing activities	—	—	—

Cash flows from financing activities:
Stock options exercised	854	1,474	—
Repurchase of common stock	(31,830)	(15,844)	(8,959)
Dividends paid	(13,734)	(13,634)	(13,714)
Net cash (used) in provided by financing activities	(44,710)	(28,004)	(22,673)
Net increase (decrease) in cash and cash equivalents	(6,139)	2,630	(15,662)
Cash and cash equivalents, beginning of year	13,067	10,437	26,099
Cash and cash equivalents, end of year	$6,928	$13,067	$10,437

	2025	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,670	$4,693	$4,607

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of regulatory financial statements in accordance with the Federal Financial Institutions Examination Council’s Instructions for Preparation of Consolidated Reports of Condition and Income, and in accordance with the Board of

Governors of the Federal Reserve System’s Instructions for Preparation of Financial Statements for Bank Holding Companies (Consolidated and Parent Company Only). Based on this assessment, Management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, Management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2025.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Forvis Mazars LLP, an independent registered accounting firm, and December 31, 2024, has been audited by RSM US LLP, an independent registered public accounting firm, as stated in their reports appearing above in Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INPECTIONS

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2026 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2025 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit #	Description

3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of the Company (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
4.3	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
4.4	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
4.5	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (13)
4.6	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (13)
10.1	Salary Continuation Agreement for Kenneth R. Taylor (5)*
10.2	Split Dollar Agreement for Kenneth R. Taylor (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, and Morris Tharp (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.6	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.7	2007 Stock Incentive Plan (9)*
10.8	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.9	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.10	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)*
10.11	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)*
10.12	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (12)*
10.13	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (13)
10.14	2017 Stock Incentive Plan (14)*
10.15	Employment agreements dated as of December 27, 2018 for Kevin McPhaill, CEO, and Michael Olague, Chief Banking Officer (15)*
10.16	Employment agreement dated as of November 15, 2019 for Christopher Treece, EVP and CFO (16)*
10.17	Employment agreement dated as of December 14, 2020 for Hugh Boyle, Chief Credit Officer (17)*
10.18	Form Indemnification Agreement dated as of January 28, 2021 for Directors and Executive Officers(18)*
10.19	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (19)*
10.20	Salary Continuation Agreement for James C. Holly (5)*
10.21	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.22	First Amendments to employment agreements dated as of January 19, 2023 for Kevin McPhaill, CEO, Christopher Treece, CFO, Hugh Boyle, CCO, and Michael Olague, CBO (20)*
10.23	Split Dollar Agreement for Albert Berra (22)*
10.24	Employment agreement dated as of August 25, 2023 for Natalia Coen, Chief Risk Officer (21)*
10.25	2023 Equity Based Compensation Plan (24)*
10.26	Employment agreement dated as of July 01, 2025, for William Wade, Chief Operating Officer (25)*
19	Insider Trading Policy
21	Subsidiaries of Sierra Bancorp
23.1	Consent of Forvis Mazars LLP
23.2	Consent of RSM US LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
97.1	Incentive Compensation Recovery Policy (23)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to the Form 8-K filed with the SEC on February 21, 2007, and incorporated herein by reference.
(3)	Filed as Exhibit 4.1 to the Form 10-K filed with the SEC on March 12, 2021, and incorporated herein by reference.
(4)	Filed as Exhibit 4.1 to the Form 8-K filed with the SEC on September 24, 2021, and incorporated herein by reference.
(5)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004, and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007, and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on January 8, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014, and incorporated herein by reference.
(12)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(13)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016, and incorporated herein by reference.
(14)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017 and incorporated herein by reference.
(15)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018, and incorporated by reference.
(16)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019, and incorporated by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020, and incorporated herein by reference.
(18)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021, and incorporated herein by reference.
(19)	Filed as Exhibit 10.25 to the Form 10-Q filed with the SEC on November 3, 2022, and incorporated herein by reference.
(20)	Filed as Exhibits 10.1 through 10.5 to the form 8-K filed with the SEC on January 19, 2023, and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023, and incorporated herein by reference.
(22)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023, and incorporated herein by reference.
(23)	Filed as Exhibit 97.1 to the form 10-K filed with the SEC on March 22, 2024, and incorporated herein by reference.
(24)	Filed as Exhibit 4.1 to the form S-8 filed with the SEC on June 15, 2023, and incorporated herein by reference.
(25)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on July 07, 2025, and incorporated herein by reference.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Financial Statement Schedules

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

Dated: February 27, 2026	SIERRA BANCORP,
a California corporation

	By:	/s/ Kevin J. McPhaill
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

Signature	Title	Date

/s/ Susan M. Abundis	Director	February 27, 2026
Susan M. Abundis

/s/ Albert L. Berra	Director	February 27, 2026
Albert L. Berra

/s/ Julie Castle	Director	February 27, 2026
Julie Castle

/s/ Vonn R. Christenson	Director	February 27, 2026
Vonn R. Christenson

/s/ Laurence S. Dutto, PhD	Director	February 27, 2026
Laurence S. Dutto, PhD

/s/ Ermina Karim	Director	February 27, 2026
Ermina Karim
/s/ Michele M. Gil	Director	February 27, 2026
Michele M. Gil

/s/ James C. Holly	Vice Chairman of the Board	February 27, 2026
James C. Holly

/s/ Kevin J. McPhaill	President, Chief Executive	February 27, 2026
Kevin J. McPhaill	Officer & Director
(Principal Executive Officer)

/s/ Lynda B. Scearcy	Director	February 27, 2026
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	February 27, 2026
Morris A. Tharp

/s/ Gordon T. Woods	Director	February 27, 2026
Gordon T. Woods

/s/ Christopher G. Treece	Executive Vice President &	February 27, 2026
Christopher G. Treece	Chief Financial Officer
(Principal Financial Officer & Principal Accounting Officer)