Form 10-Q
period 2026-03-31
SIERRA BANCORP
filed 2026-05-01
CIK 1130144

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of April 27, 2026, the registrant had 13,079,184 shares of common stock outstanding, including 173,492 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)	(audited)
Cash and due from banks	$105,735	$71,414
Interest-bearing deposits in banks	50,637	64,214
Total cash & cash equivalents	156,372	135,628
Investment securities
Available-for-sale, net of zero allowance for credit losses	615,401	625,330
Held-to-maturity, net of allowance for credit losses of $14 and $15	287,583	290,811
Total investment securities	902,984	916,141
Loans, net:
Gross loans	2,466,891	2,546,880
Deferred loan costs, net	(97)	(35)
Allowance for credit losses on loans	(21,250)	(21,480)
Net loans	2,445,544	2,525,365
Foreclosed assets	—	1,565
Premises and equipment, net	14,447	14,974
Goodwill	27,357	27,357
Other intangible assets, net	13	52
Bank-owned life insurance	68,688	69,283
Other assets	139,057	138,914
Total assets	$3,754,462	$3,829,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,028,678	$995,623
Interest-bearing	1,897,128	1,880,813
Total deposits	2,925,806	2,876,436
Repurchase agreements	127,811	130,853
Other borrowings	185,000	302,700
Long-term debt	49,506	49,483
Subordinated debentures	36,061	36,017
Allowance for credit losses on unfunded loan commitments	660	710
Other liabilities	65,904	68,217
Total liabilities	3,390,748	3,464,416

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 13,093,184 and 13,273,788 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	103,020	103,394
Additional paid-in capital	4,181	4,642
Retained earnings	281,443	280,001
Accumulated other comprehensive loss, net	(24,930)	(23,174)
Total shareholders' equity	363,714	364,863
Total liabilities and shareholders' equity	$3,754,462	$3,829,279

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026, and 2025

(dollars in thousands, except per share data, unaudited)

	Three months ended March 31,
	2026	2025
Interest and dividend income
Loans, including fees	$31,368	$30,149
Taxable securities	7,993	9,138
Tax-exempt securities	1,624	1,576
Federal funds sold and other	211	590
Total interest income	41,196	41,453
Interest expense
Deposits	8,322	9,372
Federal funds purchased and repurchase agreements	458	71
Federal Home Loan Bank advances	787	816
Long-term debt	431	430
Subordinated debentures	590	652
Total interest expense	10,588	11,341
Net interest income	30,608	30,112
Credit loss expense - loans	77	1,961
Credit loss (benefit) expense - unfunded commitments	(50)	110
Credit loss (benefit) - debt securities held-to-maturity	(1)	—
Net interest income after credit loss expense	30,582	28,041
Noninterest income
Service charges and fees on deposit accounts	5,673	5,581
Net gain on sale of securities available-for-sale	—	122
Net gain (loss) on sale of fixed assets	360	(2)
Increase in cash surrender value of life insurance	419	237
Earnings on separate account life insurance	(379)	(502)
Other income	1,896	1,206
Total noninterest income	7,969	6,642
Noninterest expense
Salaries and benefits	12,700	13,003
Occupancy and equipment	3,085	2,978
Other	6,039	6,436
Total noninterest expense	21,824	22,417
Income before taxes	16,727	12,266
Provision for income taxes	4,207	3,165
Net income	$12,520	$9,101

PER SHARE DATA
Earnings per share basic	$0.96	$0.66
Earnings per share diluted	$0.96	$0.65
Average shares outstanding, basic	12,988,932	13,820,008
Average shares outstanding, diluted	13,097,176	13,916,341

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2026, and 2025

(dollars in thousands, unaudited)

	Three months ended March 31,
	2026	2025
Net income	$12,520	$9,101
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during period (2)	(2,493)	3,495
Less: reclassification adjustment for gains included in net income (1)	—	(122)
Tax effect	737	(997)
Other comprehensive (loss) income, net of tax	(1,756)	2,376
Comprehensive income	$10,764	$11,477
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. There were income tax expenses of zero and ($36) associated with the reclassification adjustment for the three months ended March 31, 2026, and 2025, respectively.
(2)	Included in the unrealized holding gain arising during the period is the accretion of the net unrealized loss on debt securities transferred to held-to-maturity from available-for-sale of $0.5 million for both of the three months ended March 31, 2026, and 2025.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026, and 2025

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2024	14,223,046	$108,965	$4,509	$275,085	$(31,257)	$357,302
Net income	—	—	—	9,101	—	9,101
Other comprehensive income, net of tax	—	—	—	—	2,376	2,376
Stock options exercised, net of shares surrendered for cashless exercises	19,407	581	(99)	—	—	482
Restricted stock granted	62,692	—	—	—	—	—
Restricted shares withheld for taxes	(9,605)	104	—	(209)	—	(105)
Restricted stock forfeited / cancelled	—	—	—	—	—	—
Restricted stock vested in period	—	483	(483)	—	—	—
Stock based compensation - stock options	—	—	3	—	—	3
Stock based compensation - restricted stock	—	—	499	—	—	499
Stock repurchase	(476,770)	(3,656)	—	(10,532)	—	(14,188)
Excise tax on stock repurchase	—	(200)	—	—	—	(200)
Cash dividends - $0.25 per share	—	—	—	(3,514)	—	(3,514)
Balance, March 31, 2025	13,818,770	$106,277	$4,429	$269,931	$(28,881)	$351,756

Balance, December 31, 2025	13,273,788	$103,394	$4,642	$280,001	$(23,174)	$364,863
Net income	—	—	—	12,520	—	12,520
Other comprehensive (loss), net of tax	—	—	—	—	(1,756)	(1,756)
Stock options exercised, net of shares surrendered for cashless exercises	41,200	1,228	(208)	—	—	1,020
Restricted stock granted	55,006	—	—	—	—	—
Restricted shares withheld for taxes	(13,023)	(223)	—	(238)	—	(461)
Restricted stock forfeited / cancelled	(155)	—	—	—	—	—
Restricted stock vested in period	—	747	(747)	—	—	—
Stock based compensation - restricted stock	—	—	494	—	—	494
Stock repurchase	(263,632)	(2,055)	—	(7,407)	—	(9,462)
Excise tax on stock repurchased	—	(71)	—	—	—	(71)
Cash dividends - $0.26 per share	—	—	—	(3,433)	—	(3,433)
Balance, March 31, 2026	13,093,184	$103,020	$4,181	$281,443	$(24,930)	$363,714

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026, AND 2025

(dollars in thousands, unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$12,520	$9,101
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	—	(122)
(Gain) loss on disposal of fixed assets	(360)	2
Stock based compensation expense	494	502
Provision for credit losses on loans	77	1,961
(Benefit) provision for credit losses on held-to-maturity securities	(1)	—
(Benefit) provision for credit losses on unfunded commitments	(50)	110
Depreciation and amortization	496	521
Net accretion on securities premiums and discounts	(324)	(58)
Net accretion of premiums/discounts for loans acquired	(19)	(134)
(Increase) decrease in cash surrender value of life insurance policies	(40)	265
Amortization of core deposit intangible	39	162
Decrease (increase) in interest receivable and other assets	643	(1,268)
(Decrease) increase in other liabilities	(2,384)	28,968
Deferred income tax benefit	(145)	(155)
Increase in value of restricted bank equity securities	(602)	—
Amortization of debt issuance costs	23	23
Net amortization of variable interest entities	698	747
Net cash provided by operating activities	11,065	40,625
Cash flows from investing activities:
Maturities and calls of debt securities available-for-sale	12,000	5,000
Purchases of debt securities available-for-sale	(13,510)	(161,363)
Principal paydowns on debt securities available-for-sale	9,118	195,428
Principal paydowns on debt securities held-to-maturity	3,381	3,558
Loan (originations) and payments, net	79,763	25,164
Purchases of premises and equipment	(83)	(385)
Proceeds from sale of premises and equipment	518	—
Proceeds from sales of foreclosed assets	1,565	—
Purchase of bank-owned life insurance	(47)	(101)
Liquidation of bank-owned life insurance	104	—
Proceeds from BOLI death benefit	578	334
Net cash provided by investing activities	93,387	67,635
Cash flows from financing activities:
Increase (decrease) in deposits	49,370	(41,784)
Decrease in Fed funds purchased	(80,000)	—
Decrease in short-term Federal Home Loan Bank advances	(12,700)	—
Repayments on Federal Home Loan Bank advances and other debt	(25,000)	—
(Decrease) increase in customer repurchase agreements	(3,042)	9,896
Cash dividends paid	(3,433)	(3,514)
Repurchase of common stock, net	(9,923)	(14,293)
Stock options exercised	1,020	482
Net cash used in financing activities	(83,708)	(49,213)

Increase in cash and cash equivalents	20,744	59,047
Cash and cash equivalents
Beginning of period	135,628	100,664
End of period	$156,372	$159,711
Supplemental disclosure of cash flow information:
Interest paid	$12,950	$15,212
Supplemental schedule of noncash investing and financing activities:
Loans provided for sales of real estate owned	$1,000	$—
Right-of-use assets obtained in exchange for new lease liabilities	$573	$88

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”) and has been the Company’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of March 31, 2026, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities. The Bank was incorporated in September 1977 and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. The Company’s growth in the ensuing years has largely been organic in nature but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 34 full-service branches and an online branch and maintains ATMs at all but one branch location as well as at six non-branch locations. Moreover, the Bank has specialized lending units which focus on commercial and industrial, commercial real estate, and mortgage warehouse borrowers. To support organic growth in the commercial lending sectors the Bank opened a loan production office in Templeton, CA in April 2022. The Company had total assets of $3.8 billion at March 31, 2026. The Company’s deposit accounts, which totaled $2.9 billion at March 31, 2026, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through April 30, 2026, and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2025 have been reclassified to be consistent with the reporting for 2026, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”).

Segment information

An operating segment is generally defined as a component of business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers.

The chief operating decision maker makes operating decisions and assesses performance based on an ongoing review of the Company’s community banking activities (loan and deposit products), which constitutes the Company’s only operating segment for financial reporting purposes. The Company’s single segment is managed on a consolidated basis by the chief operating decision maker, which is the Executive Committee, consisting of the chief executive officer, chief financial officer/chief operations officer, chief risk officer, chief credit officer, and chief banking officer. The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies of the Company. The chief operating decision maker uses consolidated expense information to manage the operations of the segment. The consolidated expense information is the same as is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

Revisions of Previously Issued Financial Statements

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

The effect of the above revision on previously reported financial statements is presented below (dollars in thousands, unaudited):

	As previously reported	Impact of Revision	As Revised
Consolidated statement of cash flows for the quarter ended March 31, 2025
Cash flows from investing activities:
Principal paydowns on debt securities available-for-sale	$198,986	$(3,558)	$195,428
Principal paydowns on debt securities held-to-maturity	$—	$3,558	$3,558

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

Note 4 – Share Based Compensation

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 120,200 shares granted under the 2017 Plan and options to purchase 28,000 shares that were granted under the 2007 Plan were still outstanding as of March 31, 2026, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of March 31, 2026, was 215,498. Any unexercised, unvested, or undistributed portion of any expired, cancelled, terminated, or forfeited awards under the Company’s 2017 Plan are added to the number of shares available to grant under the 2023 Plan. There were 187,482 unvested Restricted Stock Awards issued under the 2023 Equity Compensation Plan at March 31, 2026, and are included in shares outstanding. The potential dilutive impact of unexercised stock options and unvested restricted stock is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in the income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilized a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $0.5 million was reflected in the Company’s income statement during the first quarter of 2026 and $0.4 million during the first quarter of 2025, as expense related to stock options and restricted stock awards.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures, provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 55,006 shares granted to employees of the Company during the first three months of 2026. As of March 31, 2026, there was $4.1 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 and 2023 plans. That cost is expected to be amortized over a weighted average period of 2.6 years.

The Company’s restricted stock award activity for the three months ended March 31, 2026 and 2025, is summarized below (unaudited):

	Three months ended March 31,
	2026		2025
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	161,467	$26.02	173,970	$20.75
Granted	55,006	37.05	62,692	30.94
Vested	(28,836)	25.87	(23,273)	20.77
Forfeited	(155)	21.50	—	—
Unvested shares, March 31,	187,482	$29.45	213,389	$24.00

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

The Company’s stock option activity during the three months ended March 31, 2026 and 2025, are summarized below (dollars in thousands, except per share data, unaudited):

	Three months ended March 31,
	2026				2025
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	189,400	$26.85		$1,104	239,600	$26.50		$580
Exercised	(41,200)	$24.83		$509	(19,407)	$24.84		$137
Forfeited/Expired	—	$—		$—	—	$—		$—
Outstanding at March 31,	148,200	$27.41	2.86	$964	220,193	$26.65	3.54	$285
Exercisable at March 31,	148,200	$27.41	2.86	$964	220,193	$26.65	3.54	$285
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the option holders had all option holders exercised their options on the last day of the period. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. There were 12,988,932 weighted average shares outstanding during the first three months of 2026 and 13,820,008 during the first three months of 2025.

Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. For the first quarter of 2026, calculations under the treasury stock method resulted in the equivalent of 108,244 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while 29,383 shares were excluded from the calculation due to being underwater and thus anti-dilutive. For the first quarter of 2025, the equivalent of 96,333 shares was added in calculating diluted earnings per share, while 32,739 shares were excluded from the calculation due to being underwater and thus anti-dilutive.

Note 6 – Comprehensive Income

As presented in the Consolidated Statements of Comprehensive Income, comprehensive (loss) income includes net income and other comprehensive (loss) income. The Company’s only source of other comprehensive (loss) income is unrealized gains and losses derived from available-for-sale investment securities, including those securities that were transferred to held-to-maturity. See Note 9 for additional details. Investment gains or losses that were realized and reflected in net income of the current period, which had previously been included in other comprehensive (loss) income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive (loss) income in the current period.

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

	March 31, 2026	December 31, 2025
Commitments to extend credit	$547,750	$547,424
Standby letters of credit	$5,817	$5,708

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: mortgage warehouse lines; home equity lines of credit; commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit; unsecured personal lines of credit; and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse lines which are in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse lines were $319.5 million at March 31, 2026, and $247.7 million at December 31, 2025.

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

At March 31, 2026, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

The Company is subject to loss contingencies, including claims and legal actions arising in the ordinary course of business, which are recorded as liabilities when the likelihood of loss is probable, and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements.

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

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	March 31, 2026
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$156,372	$156,372	$—	$—	$156,372
Securities available-for-sale	$615,401	$—	$614,055	$1,346	$615,401
Securities held-to-maturity, net	$287,583	$—	$280,735	$—	$280,735
Loans held for investment, net	$2,445,544	$—	$—	$2,347,449	$2,347,449

Financial liabilities:
Deposits	$2,925,806	$1,028,678	$1,705,972	$—	$2,734,650
Repurchase agreements	$127,811	$—	$103,226	$—	$103,226
Other borrowings	$185,000	$—	$184,778	$—	$184,778
Long-term debt, net	$49,506	$—	$49,487	$—	$49,487
Subordinated debentures	$36,061	$—	$36,372	$—	$36,372

	December 31, 2025
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$135,628	$135,628	$—	$—	$135,628
Securities available-for-sale	$625,330	$—	$624,017	$1,313	$625,330
Securities held-to-maturity, net	$290,811	$—	$286,461	$—	$286,461
Loans held for investment, net	$2,525,365	$—	$—	$2,428,691	$2,428,691

Financial liabilities:
Deposits	$2,876,436	$995,623	$1,992,616	$—	$2,988,239
Repurchase agreements	$130,853	$—	$107,084	$—	$107,084
Other borrowings	$302,700	$—	$302,629	$—	$302,629
Long-term debt, net	$49,483	$—	$49,472	$—	$49,472
Subordinated debentures	$36,017	$—	$36,276	$—	$36,276

For financial asset categories carried on the consolidated balance sheet at fair value and measured on a recurring basis as of March 31, 2026, and December 31, 2025, the Company used the following methods and significant assumptions:

●	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities. For securities where quoted prices or market prices of similar securities are not available, fair values are estimated using broker expertise and other market indicators (Level 3). For bonds that are hand priced, actual recent trades for the exact bond are used in determining the price, adjusted for changes in market conditions since the time of the observable trade. For bonds, where no recent observable trades have occurred, our brokers consider recent trades made for similar bonds, issued by banks with similar financial position or credit and adjusted for changes in conditions since the time of the observable trades. Significant changes in any of those inputs in isolation would have resulted in a significantly higher or lower fair value measurement.

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2026, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$22,240	$—	$22,240	$—
Mortgage-backed securities	—	258,463	—	258,463	—
State and political subdivisions	—	49,463	—	49,463	—
Corporate bonds	—	85,463	1,346	86,809	—
Collateralized loan obligations	—	198,426	—	198,426	—
Total available-for-sale securities	$—	$614,055	$1,346	$615,401	$—

	Fair Value Measurements at December 31, 2025, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$32,901	$—	$32,901	$—
Mortgage-backed securities	—	259,760	—	259,760	—
State and political subdivisions	—	46,921	—	46,921	—
Corporate bonds	—	85,154	1,313	86,467	—
Collateralized loan obligations	—	199,281	—	199,281	—
Total available-for-sale securities	$—	$624,017	$1,313	$625,330	$—

The following tables present quantitative information about recurring Level 3 fair value measurements at March 31, 2026, and December 31, 2025 (dollars in thousands):

				Range
	Fair	Valuation	Unobservable			Weighted
March 31, 2026	Value	Technique(s)	Input(s)	Min	Max	Average
Corporate Bonds	$1,346	Broker estimate	Discount rate	N/A	N/A	N/A

				Range
	Fair	Valuation	Unobservable			Weighted
December 31, 2025	Value	Technique(s)	Input(s)	Min	Max	Average
Corporate Bonds	$1,313	Broker estimate	Discount rate	N/A	N/A	N/A

The significant unobservable inputs utilized in the fair value measurement of the Company’s corporate bonds included risk profile and market conditions, and are not quantifiable inputs. Differing unobservable input assumptions, for example a change in market conditions, may have resulted in reduced or increased fair value.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025:

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Corporate Bonds
	2026	2025
Balance of recurring Level 3 assets at January 1,	$1,313	$55,653
Total gains or losses for the period:
Included in other comprehensive income	33	1,685
Purchases	—	8,263
Transfers into Level 3	—	2,909
Balance of recurring Level 3 assets at March 31,	$1,346	$68,510

Corporate bonds with a fair value of $54.5 million as of December 31, 2024, were transferred from Level 3 to Level 2 in the third quarter of 2025 because observable market data became available for the securities.

For financial asset categories carried on the consolidated balance sheet at fair value and measured on a nonrecurring basis as of March 31, 2026, and December 31, 2025, the Company used the following methods and significant assumptions:

●	Individually evaluated collateral dependent loans: Measured based on the fair value of collateral when foreclosure is probable, or repayment is expected through the sale or operation of collateral and borrower is experiencing financial difficulty. For real estate loans, fair value of the loan’s collateral is determined by third party appraisals, which are then adjusted for the estimated selling and closing costs related to liquidation of the collateral. For this asset class, the actual valuation methods (income, sales comparable, or cost) vary based on the status of the project or property. For example, land is generally based on the sales comparable method while construction is based on the income and/or sales comparable methods. The unobservable inputs may vary depending on the individual assets with no one of the three methods being the predominant approach. The Company reviews the third-party appraisal for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 10% of the appraised value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on Management’s historical knowledge, changes in market conditions from the time of the valuation, and Management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Collateral-dependent loans are evaluated on a quarterly basis and adjusted in accordance with the allowance for credit losses policy.

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at December 31, 2025, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)	Total
Individually evaluated collateral dependent loans
Real estate:
Farmland		$—		$—	$1,699	$1,699
Total real estate		—		—	1,699	1,699
Other commercial		—		—	1,183	1,183
Total collateral dependent loans		—		—	2,882	2,882
Foreclosed assets		—		—	1,565	1,565
Total assets measured on a nonrecurring basis	$		$		$4,447	$4,447

The table above includes collateral dependent loan balances for which a specific reserve has been established. There were no collateral dependent loans for which a specific reserve had been established as of March 31, 2026. Information on the Company’s total collateral dependent loan balances and specific loss reserves associated with those balances is included in Note 10 below.

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

Amortized Cost and Estimated Fair Value

(dollars in thousands, unaudited)

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$22,500	$2	$(262)	$—	$22,240
Mortgage-backed securities	259,955	1,385	(2,877)	—	258,463
State and political subdivisions	55,657	37	(6,231)	—	49,463
Corporate bonds	90,501	318	(4,010)	—	86,809
Collateralized loan obligations	198,503	166	(243)	—	198,426
Total available-for-sale securities	$627,116	$1,908	$(13,623)	$—	$615,401

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,340	$—	$(410)	$3,930	$—
Mortgage-backed securities	112,254	8	(7,867)	104,395	—
State and political subdivisions	171,003	1,407	—	172,410	(14)
Total held-to-maturity securities	$287,597	$1,415	$(8,277)	$280,735	$(14)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$33,000	$35	$(134)	$—	$32,901
Mortgage-backed securities	259,386	2,491	(2,117)	—	259,760
State and political subdivisions	52,610	68	(5,757)	—	46,921
Corporate bonds	90,114	293	(3,940)	—	86,467
Collateralized loan obligations	198,968	364	(51)	—	199,281
Total available-for-sale securities	$634,078	$3,251	$(11,999)	$—	$625,330

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,523	$—	$(413)	$4,110	$—
Mortgage-backed securities	115,228	20	(7,002)	108,246	—
State and political subdivisions	171,075	3,030	—	174,105	(15)
Total held-to-maturity securities	$290,826	$3,050	$(7,415)	$286,461	$(15)

An unrealized loss of $23.7 million and $24.2 million on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of March 31, 2026, and December 31, 2025, respectively, and is included in accumulated other comprehensive loss, net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income (loss) each increasing over time.

The Company elected the practical expedient available under the current expected credit losses (“CECL”) accounting standard to exclude accrued interest receivable from the amortized cost basis of all categorizations of investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed no later than 90 days past due. Accrued interest receivable is included in other assets on the Company’s consolidated balance sheet and as of March 31, 2026, measured at $4.5 million and $1.6 million for available-for-sale securities and held-to-maturity securities, respectively. Accrued interest receivable as of December 31, 2025, on these same classes of investment securities measured at $4.8 million and $2.4 million, respectively. During the three-month periods ending March 31, 2026 and 2025, no interest receivable on available-for-sale or held-to-maturity securities was reversed against interest income and the Company did not have any held-to-maturity debt securities past due.

A discounted cash-flow reserve calculation is performed on securities designated as held-to-maturity on a quarterly basis. As of March 31, 2026, and December 31, 2025, an allowance for credit losses of $14 thousand and $15 thousand, respectively had been established on the Company’s held-to-maturity portfolio. Because of the implicit and explicit guarantees of the U.S. government on the agency and mortgage-backed securities there is no expectation of future losses and no allowance for credit losses has been established for these securities.

The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by nationally recognized statistical rating organizations (“NRSRO”) credit rating:

Held-To-Maturity by Credit Rating

(dollars in thousands, unaudited)

	Held-To-Maturity
	March 31, 2026	December 31, 2025
State and political subdivisions
AAA/Aaa	$59,352	$59,367
AA/Aa	109,236	110,255
A/A2	1,487	523
Not rated	928	930
Total	$171,003	$171,075

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

The following table summarizes available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded:

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		March 31, 2026
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	4	$(192)	$7,308	$(70)	$9,930	$(262)	$17,238
Mortgage-backed securities	88	(1,432)	26,241	(1,445)	121,890	(2,877)	148,131
State and political subdivisions	52	(6,187)	35,360	(44)	4,519	(6,231)	39,879
Corporate bonds	73	(3,476)	45,067	(534)	22,125	(4,010)	67,192
Collateralized loan obligations	15	(45)	9,955	(198)	121,522	(243)	131,477
Total available-for-sale	232	$(11,332)	$123,931	$(2,291)	$279,986	$(13,623)	$403,917

		December 31, 2025
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	5	$(10)	$5,990	$($124)	$14,375	$(134)	$20,365
Mortgage-backed securities	72	(755)	92,185	(1,362)	28,712	(2,117)	120,897
State and political subdivisions	51	(14)	1,481	(5,743)	37,029	(5,757)	38,510
Corporate bonds	70	(483)	25,381	(3,457)	41,993	(3,940)	67,374
Collateralized loan obligations	7	(51)	59,209	—	—	(51)	59,209
Total available-for-sale	205	$(1,313)	$184,246	$(10,686)	$122,109	$(11,999)	$306,355

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended March 31,
	2026	2025
Proceeds from sales, calls and maturities of securities available for sale	$12,000	$5,000
Gross gains on sales, calls and maturities of securities available for sale	—	122
Gross losses on sales, calls and maturities of securities available for sale	—	—
Net gain (loss) on sale of securities available for sale	$—	$122

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at March 31, 2026, and December 31, 2025 (dollars in thousands), are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

	March 31, 2026
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$285	$285	$1,342	$1,344
Maturing after one year through five years	20,538	20,781	4,829	4,722
Maturing after five years through ten years	88,243	83,874	18,444	17,596
Maturing after ten years	59,592	53,572	150,728	152,678
Securities not due at a single maturity date:
Mortgage-backed securities	259,955	258,463	112,254	104,395
Collateralized loan obligations	198,503	198,426	—	—
Total	$627,116	$615,401	$287,597	$280,735

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$10,285	$10,320	$824	$825
Maturing after one year through five years	19,667	19,907	5,014	4,902
Maturing after five years through ten years	82,725	78,553	17,806	17,020
Maturing after ten years	63,047	57,509	151,954	155,468
Securities not due at a single maturity date:
Mortgage-backed securities	259,386	259,760	115,228	108,246
Collateralized loan obligations	198,968	199,281	—	—
Total	$634,078	$625,330	$290,826	$286,461

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

As of March 31, 2026, the Company’s total LIHTC investment book balance was $21.9 million, which is included in “Other Assets” on the consolidated balance sheet. This investment is offset by $5.8 million in remaining commitments for additional capital contributions, which is included in “Other Liabilities” on the consolidated balance sheet. There were approximately $0.8 million in tax credits derived from the Company’s LIHTC investments that were recognized during the three months ended March 31, 2026, and “below the line” amortization expense of $0.7 million associated with those investments was recorded for the same time period. LIHTC investments are evaluated annually for potential impairment, and the Company concluded the carrying value of the investments is stated fairly and is not impaired.

As of December 31, 2025, the Company’s total LIHTC investment book balance was $22.6 million, which includes $6.6 million in remaining commitments for additional capital contributions. There were $2.9 million in tax credits derived from LIHTC investments recognized during the year ended December 31, 2025; “below the line” amortization expense of $3.0 million associated with those investments was netted against pre-tax noninterest income for the same time period.

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

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and, as a result, did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on loans of $7.4 million and $7.0 million at March 31, 2026, and December 31, 2025, respectively, is included in other assets on the Company’s consolidated balance sheet.

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the ACL at the portfolio segment level. Unless specifically noted otherwise, the disclosures in this footnote are prepared on an amortized cost basis.

Loan Distribution
(dollars in thousands, unaudited)
	March 31, 2026	December 31, 2025
Real estate:
Residential real estate	$348,801	$358,454
Commercial real estate	1,384,012	1,393,183
Other construction/land	15,324	14,497
Farmland	66,073	68,157
Total real estate	1,814,210	1,834,291
Other commercial	171,678	191,500
Mortgage warehouse lines	478,454	518,333
Consumer	2,549	2,756
Subtotal	2,466,891	2,546,880
Net deferred loan (fees)	(97)	(35)
Loans, amortized cost basis	2,466,794	2,546,845
Allowance for credit losses	(21,250)	(21,480)
Net loans	$2,445,544	$2,525,365

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

Nonaccrual Loans
(dollars in thousands, unaudited)
	March 31, 2026
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$505	$—	$505	$—
Farmland	3,105	—	3,105	—
Total real estate	3,610	—	3,610	—
Other commercial	6,329	471	6,800	—
Total	$9,939	$471	$10,410	$—

	December 31, 2025
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$210	$—	$210	$—
Farmland	—	1,717	1,717	—
Total real estate	210	1,717	1,927	—
Other commercial	11,304	—	11,304	—
Total	$11,514	$1,717	$13,231	$—

The Company did not recognize any interest on nonaccrual loans during the three months ended March 31, 2026 and 2025, and would have recognized an additional $0.02 million and $0.1 million in interest income on nonaccrual loans during the first quarter of 2026 and 2025, respectively, had those loans not been designated as nonaccrual. Due to loans being placed on nonaccrual status, during the first quarter of 2026, $0.1 million of interest receivable on loans was reversed against interest income, as compared to an immaterial amount during the first quarter of 2025.

The following table presents the amortized cost basis of collateral-dependent loans by class as of March 31, 2026, and December 31, 2025:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	March 31, 2026		December 31, 2025
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$505	$—	$210	$—
Farmland	3,105	—	1,717	11
Total real estate	3,610	—	1,927	11
Other commercial (1)	6,329	—	11,297	—
Total Loans	$9,939	$—	$13,224	$11
(1)	The collateral type on this loan category is primarily agricultural assets.

During the first three months of 2026 the amortized cost balance of collateral-dependent loans decreased by $3.3 million due primarily to a $4.2 million paydown on one agricultural production loan during the first quarter of 2026. The weighted average loan-to-value ratio of collateral-dependent loans was 63.8% at March 31, 2026. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of March 31, 2026, and December 31, 2025.

Past Due Loans
(dollars in thousands, unaudited)
	March 31, 2026
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$366	$203	$—	$569	$349,291	$349,860
Commercial real estate	183	426	—	609	1,381,161	1,381,770
Other construction/land	—	—	—	—	15,242	15,242
Farmland	284	—	2,394	2,678	63,540	66,218
Total real estate	833	629	2,394	3,856	1,809,234	1,813,090
Other commercial	406	701	5,923	7,030	165,623	172,653
Mortgage warehouse lines	—	—	—	—	478,454	478,454
Consumer	2	2	—	4	2,593	2,597
Total Loans	$1,241	$1,332	$8,317	$10,890	$2,455,904	$2,466,794

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$18	$—	$192	$210	$359,304	$359,514
Commercial real estate	4,657	—	—	4,657	1,386,233	1,390,890
Other construction/land	—	—	—	—	14,414	14,414
Farmland	2,037	—	1,717	3,754	64,553	68,307
Total real estate	6,712	—	1,909	8,621	1,824,504	1,833,125
Other commercial	131	—	11,304	11,435	181,142	192,577
Mortgage warehouse lines	—	—	—	—	518,333	518,333
Consumer	11	—	—	11	2,799	2,810
Total Loans	$6,854	$—	$13,213	$20,067	$2,526,778	$2,546,845

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

The following tables present the amortized cost basis of loans at March 31, 2026 and 2025, that were both experiencing financial difficulty by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands, unaudited):

	Three months ended March 31, 2026

	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	$—	$—	$559	$—	0.32%
Total	$—	$—	$559	$—	0.02%

	Three months ended March 31, 2025

	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	—	—	14	—	0.01%
Total	$—	$—	$14	$—	—

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2026, and 2025 (dollars in thousands, unaudited):

	Three months ended March 31, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	0.00%	1.53

	Three months ended March 31, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	—	0.33

There were no payment defaults on loans previously modified in the preceding 12 months for either of the periods ending March 31, 2026 and 2025. For the purpose of this disclosure, the Company defines a payment default as 90 days past due.

The Company had no additional funds committed on loans which have been modified to borrowers experiencing financial difficulty as of both March 31, 2026, and March 31, 2025.

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

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$—	$—	$—	$—	$86,626	$250,313	$8,240	$2,768	$347,947
Special mention	—	—	—	—	—	516	—	702	1,218
Substandard	—	—	—	—	—	516	34	145	695
Subtotal	—	—	—	—	86,626	251,345	8,274	3,615	349,860
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	7,193	145,354	139,199	97,790	206,957	709,844	17,936	6,880	1,331,153
Special mention	—	65	—	—	2,792	26,442	3,581	—	32,880
Substandard	—	—	—	—	—	17,737	—	—	17,737
Subtotal	7,193	145,419	139,199	97,790	209,749	754,023	21,517	6,880	1,381,770
Current period gross charge-offs	—	—	—	—	—	—	—	90	90

Other construction/land
Pass	—	1,224	9,762	—	—	2,678	—	—	13,664
Special mention	—	—	—	—	—	1,578	—	—	1,578
Subtotal	—	1,224	9,762	—	—	4,256	—	—	15,242
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Farmland
Pass	—	3,403	4,711	4,923	8,413	21,225	4,437	598	47,710
Special mention	—	—	8,543	—	—	—	6,833	—	15,376
Substandard	—	—	976	1,417	—	739	—	—	3,132
Subtotal	—	3,403	14,230	6,340	8,413	21,964	11,270	598	66,218
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other commercial
Pass	1,089	6,448	5,694	5,290	2,294	12,751	123,478	2,042	159,086
Special mention	—	140	10	—	—	—	460	2,929	3,539
Substandard	—	178	—	229	—	—	6,218	3,403	10,028
Subtotal	1,089	6,766	5,704	5,519	2,294	12,751	130,156	8,374	172,653
Current period gross charge-offs (1)	—	—	—	10	—	—	30	48	88

Mortgage warehouse lines
Pass	—	—	—	—	—	—	478,454	—	478,454
Subtotal	—	—	—	—	—	—	478,454	—	478,454
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	32	193	44	89	2,235	—	2,593
Special mention	—	—	—	—	—	—	2	—	2
Substandard	—	—	—	—	—	2	—	—	2
Subtotal	—	—	32	193	44	91	2,237	—	2,597
Current period gross charge-offs (1)	—	—	—	—	—	—	168	48	216

Total	$8,282	$156,812	$168,927	$109,842	$307,126	$1,044,430	$651,908	$19,467	$2,466,794
(1)	Consumer overdrafts are included in consumer loans and commercial overdrafts are included in other commercial and make up the majority of the gross charge-offs of loans originated in the revolving loans category for these loan classes.

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

		December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$1,144	$—	$—	$89,643	$205,789	$47,613	$9,113	$3,741	$357,043
Special mention	—	—	—	—	1,384	522	—	—	1,906
Substandard	—	—	—	—	—	384	34	147	565
Subtotal	1,144	—	—	89,643	207,173	48,519	9,147	3,888	359,514
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	145,537	140,079	98,341	191,505	43,829	676,260	21,803	7,517	1,324,871
Special mention	83	—	—	19,356	—	28,727	60	—	48,226
Substandard	—	—	—	—	—	17,793	—	—	17,793
Subtotal	145,620	140,079	98,341	210,861	43,829	722,780	21,863	7,517	1,390,890
Current period gross charge-offs	—	—	—	—	—	274	—	1,147	1,421

Other construction/land
Pass	482	9,616	—	—	—	3,262	—	—	13,360
Special mention	—	—	—	—	—	1,054	—	—	1,054
Subtotal	482	9,616	—	—	—	4,316	—	—	14,414
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Farmland
Pass	3,439	14,361	4,946	8,501	10,752	11,660	11,934	611	66,204
Special mention	—	—	—	—	—	355	—	—	355
Substandard	—	—	1,717	—	—	31	—	—	1,748
Subtotal	3,439	14,361	6,663	8,501	10,752	12,046	11,934	611	68,307
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other commercial
Pass	7,162	5,995	5,863	2,658	429	13,229	137,208	2,150	174,694
Special mention	197	11	—	13	—	—	3,710	2,636	6,567
Substandard	—	12	7	—	—	—	10,116	1,181	11,316
Subtotal	7,359	6,018	5,870	2,671	429	13,229	151,034	5,967	192,577
Current period gross charge-offs (1)	121	25	2,292	—	7	1	276	5,300	8,022

Mortgage warehouse lines
Pass	—	—	—	—	—	—	518,333	—	518,333
Subtotal	—	—	—	—	—	—	518,333	—	518,333
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	768	38	212	49	27	80	1,614	—	2,788
Special mention	—	—	—	—	—	3	8	—	11
Substandard	—	—	11	—	—	—	—	—	11
Subtotal	768	38	223	49	27	83	1,622	—	2,810
Current period gross charge-offs (1)	826	6	1	1	—	31	42	—	907

Total	$158,812	$170,112	$111,097	$311,725	$262,210	$800,973	$713,933	$17,983	$2,546,845
(1)	Consumer overdrafts are included in consumer loans and commercial overdrafts are included in other commercial and make up the majority of the gross charge-offs of loans originated in the revolving loans category for these loan classes.

CECL replaced the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans at the CECL implementation date, management elected not to transition these loans into the PCD designation. As of March 31, 2026, the Company had no loans categorized as PCD.

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

The model used for calculating the Company’s ACL is reviewed and revised periodically; most recently a full review with modifications in the third quarter of 2024, with a partial review and minimal modifications completed in the third quarter of 2025. In the most recent full review, the Company changed to a Multi-Factor Regression Model from a Single-Factor Regression Model used in previous periods. Additionally, legacy peer groups were expanded to include California banks with an asset size between $1.5 billion to $10 billion. The Company’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL adjusted through an entry to the provision (benefit) for credit losses. For purposes of estimating the Company’s ACL, Management generally evaluates collectively evaluated loans by call code in order to group loans with similar risk characteristics together; however, Management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss-rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are updated periodically, in order to pull in more recent loss-rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data, and the consideration of current and expected conditions and circumstances including the level of interest rates. Management may update prepayment assumptions when changing conditions impact Management’s estimate or additional historical data indicates a reevaluation is warranted. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory, which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code multiple factor regression models utilized as of March 31, 2026, for Residential Real Estate loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and House Price Index (HPI). The call code multiple factor regression models utilized as of March 31, 2026, for Commercial Real Estate and Other Construction loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and Gross Domestic Product (GDP). Management selected the National Unemployment Rate, HPI, and GDP as the drivers of quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (FOMC) forecast and given the widespread familiarity of stakeholders with these economic metrics.

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

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of March 31, 2026 and 2025, the only loans Management considered to have different risk characteristics from other loans sharing the same call report code included loans designated as nonaccrual, as well as one loan that remained on accrual status and was individually evaluated due to its unique risk characteristics.

The following tables present the activity in the allowance for credit losses by portfolio segment for the quarter ended March 31, 2026 and 2025:

Allowance for Credit Losses

(dollars in thousands, unaudited)

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse Lines	Consumer	Total
Allowance for credit losses:
Balance December 31, 2025	$1,411	$16,650	$1,146	$1,496	$665	$112	$21,480
Charge-offs	—	(90)	—	(88)	—	(216)	(394)
Recoveries	—	—	20	22	—	45	87
(Benefit) provision for credit losses	(43)	(283)	461	(165)	(61)	168	77
Balance March 31, 2026	$1,368	$16,277	$1,627	$1,265	$604	$109	$21,250

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse Lines	Consumer	Total
Allowance for credit losses:
Balance December 31, 2024	$1,808	$17,143	$3,827	$1,282	$398	$372	$24,830
Charge-offs	—	—	—	(57)	—	(329)	(386)
Recoveries	—	—	410	14	—	221	645
(Benefit) provision for credit losses	(62)	144	1,795	267	(59)	(124)	1,961
Balance March 31, 2025	$1,746	$17,287	$6,032	$1,506	$339	$140	$27,050

Note 11 – Goodwill

The balance of goodwill at the three months beginning and ended March 31, 2026 and 2025 was $27.4 million. There was no acquired goodwill for the three months ended March 31, 2026 and 2025.

The Company performs its annual goodwill impairment tests annually, or more often if events or circumstances indicate the carrying value may not be recoverable. The annual assessment date was changed to October 1 in 2023 to allow more time for evaluation of impairment.

The Company performed its annual quantitative goodwill impairment assessment effective as of October 1, 2025, using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level, exceeded the carrying value. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2026 and has concluded no such events have occurred. Therefore, goodwill was not impaired as of March 31, 2026, and there were no impairment charges related to the Company’s goodwill recorded during the three months ended March 31, 2026 and 2025.

Note 12 – Borrowings and Other Arrangements

Repurchase Agreements – Repurchase agreements represent “sweep accounts,” where commercial deposit balances above a specified threshold are transferred at the close of each business day into separate non-deposit accounts. Customers use balances of the non-deposit accounts to purchase government bonds from the Company daily, subject to an agreement from the Company to repurchase such securities the next business day. Repurchase agreements totaled $127.8 million at March 31, 2026, relative to a balance of $130.9 million at December 31, 2025.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term Secured Overnight Financing Rate (“SOFR”) until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, was $49.5 million at March 31, 2026, and $49.5 million at December 31, 2025.

Subordinated Debentures – Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and are unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the SOFR, effective June 30, 2023. At March 31, 2026, and December 31, 2025, the Company’s trust preferred securities totaled $36.1 million and $36.0 million, respectively.

The following table summarizes the Company’s other borrowings as of March 31, 2026, and December 31, 2025:

	March 31, 2026		December 31, 2025
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Fed funds purchased	$130,000	3.73%	$210,000	4.19%
Short-term FHLB advance	—	4.01%	12,700	4.50%
Long-term FHLB advance	55,000	3.91%	80,000	3.91%
Total other borrowings	$185,000	3.85%	$302,700	4.05%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased – The Company had lines of credit with its correspondent banks which, in the aggregate, amounted to $331.8 million unsecured and $25.0 million secured at March 31, 2026, and December 31, 2025, at fixed interest rates which vary with market conditions. There was $130.0 million in outstanding overnight balances under these lines of credit at March 31, 2026, and $210.0 million at December 31, 2025.

Secured FHLB Borrowings – At March 31, 2026, and December 31, 2025, the Company had secured available lines of credit with the FHLB totaling $657.0 million and $629.5 million, respectively, based on eligible collateral of certain loans and investment securities.

Federal Reserve Line of Credit – The Company has an available line of credit with the FRB of San Francisco secured by certain loans and investments. At March 31, 2026, and December 31, 2025, the Company had borrowing capacity under this line totaling $244.0 million and $254.9 million, respectively. The Company had outstanding borrowings of zero and $210.0 million on this line of credit as of March 31, 2026, and December 31, 2025.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income.  Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at March 31, 2026 and 2025. The following table presents the Company’s sources of noninterest income. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	Three months ended March 31,
	2026	2025
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,324	$1,245
Other service charges on deposits	2,408	2,383
Debit card interchange income	1,941	1,953
Dividends on equity investments(1)	796	375
Unrealized losses recognized on equity investments(1)	602	—
Net gain on sale of securities(1)	—	122
Other(1)	898	564
Total noninterest income	$7,969	$6,642
Percentage of noninterest income not within scope of ASC 606.	28.81%	15.97%
(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

With regard to noninterest income associated with customer contracts, the Company has determined that transaction prices are fixed, and performance obligations are satisfied as services are rendered, thus there is little or no judgment involved in the timing of revenue recognition under contracts that are within the scope of ASC 606.

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933 (“1933 Act”), as amended and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”), as amended. Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements in order to encourage companies to provide prospective information about their financial performance as long as important factors that could cause actual results to differ significantly from projected results are identified with meaningful cautionary statements. Words such as “expects,” “anticipates,” “believes,” “projects,” “intends,” and “estimates” or variations of such words and similar expressions, as well as future or conditional verbs preceded by “will,” “would,” “should,” “could,” or “may” are intended to identify forward-looking statements. These forward-looking statements are based on certain underlying assumptions and are not guarantees of future performance, as they could be impacted by several potential risks and developments that cannot be predicted with any degree of certainty.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●	risks associated with fluctuations in interest rates, including the impact on other comprehensive income, the ability for customers to repay on floating or adjustable rates loans, and the impact on costs and demand of deposits and funding, the impact on interest income on earning assets, the impact on valuations of collateral on loans, and the impact on fair value of longer-term assets;
●	risks associated with inflation (including efforts by the Federal Open Market Committee of the Federal Reserve Bank (“FRB”) to control the same);
●	the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions or changes to economic policies, including tariffs and trade agreements;
●	liquidity risks, including the ability to effectively manage the potential loss of deposits, the ability to maintain funding lines of credit, and the loss of value of unencumbered investment securities;
●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;
●	the impact of adverse developments at other banks, including bank failures, which impact general sentiment regarding the stability and liquidity of banks;
●	risks associated with the multitude of, or changes to, current and prospective banking laws and regulations, and related interpretations, to which the Company is and will be subject;
●	operational risks including the ability to detect and prevent financial reporting errors, operations errors, and fraud;
●	the Company’s ability to diversify and grow its loan portfolio;

●	the Company’s ability to attract and retain skilled employees;
●	the Company’s ability to successfully deploy new technology and manage cyber security risks;
●	the risk to the Company’s operations and ability to serve customers due to the inability of a vendor to meet its service level agreements;
●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;
●	risks associated with a U.S. Government shutdown, including delays in regulatory reviews, approvals, or rulemaking from federal agencies, reduced access to government economic data and reports which could affect our ability to assess risk and make informed investment or risk management decisions, heightened volatility or reduced liquidity in financial markets, credit and counterparty risk exposure in connection with clients or counterparties that rely on government funding or contracts, and diminished investor and consumer confidence which could reduce demand for financial products;
●	the effects of severe weather events, pandemics, other public health crises, acts of war or terrorism, and other external events; and
●	the success of acquisitions or branch expansions, closures, or consolidations.

Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors detailed in the Company’s Form 10-K for the fiscal year ended December 31, 2025, and in Item 1A, herein. The Company does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2026 Compared to First Quarter 2025

First quarter 2026 net income was $12.5 million, and $0.96 per diluted share as compared to $9.1 million and $0.65 per diluted share in the first quarter of 2025. The Company’s annualized return on average equity was 13.88% and annualized return on average assets was 1.39% for the quarter March 31, 2026, compared to 10.44% and 1.02%, respectively, for the same quarter in 2025. The primary drivers behind the variance in first quarter net income are as follows:

●	Net income for the first quarter of 2026 increased $3.4 million, or 38%, to $12.5 million. There were favorable changes in every major income statement category, including a decrease in provision for credit losses of $2.0 million, or 99%, an increase in net interest income of $0.5 million, or 2%, an increase in noninterest income of $1.3 million, or 20%, and a $0.6 million, or 3%, reduction in noninterest expense.
●	The $0.5 million increase in net interest income was due to a $0.8 million decrease in interest expense partially offset by a $0.3 million decrease in interest income.
●	The decrease of $2.0 million in the provision for credit losses was primarily due to an increased specific reserve in the first quarter of 2025 on an individually evaluated loan related to a single loan relationship of a wine grape grower.
●	The $1.3 million increase in noninterest income was primarily due to higher service charge income, an increase in cash surrender value of life insurance due to purchases of additional life insurance in the second quarter of 2025, and other increases related to higher FHLB dividend income and an increase in the fair value of bank stocks.
●	The $0.6 million decline in noninterest expense in the first quarter over the same quarter last year was primarily due to decreases in salaries and benefits, professional services, and deferred directors’ fees.

FINANCIAL CONDITION SUMMARY

March 31, 2026, Relative to December 31, 2025

The Company’s assets totaled $3.8 billion at March 31, 2026, a decrease of $74.8 million, or 2.0% from December 31, 2025. The following provides a summary of key balance sheet changes during the first three months of 2026:

●	Investment securities decreased $13.2 million, or 1.0%, to $903.0 million primarily due to early calls of U.S. government agencies.

●	Gross loans decreased $80.1 million, due mostly to a $39.9 million seasonal decrease in mortgage warehouse line utilization coupled with declines in overall line utilization and new credit extended.

●	Deposits totaled $2.9 billion at March 31, 2026, representing a year-to-date increase of $49.3 million, or 2%. The increase in deposits came from a $56.8 million increase in core customer deposits, partially offset by a $7.7 million decline in customer time deposits.
●	Overnight borrowings decreased $93.0 million, FHLB term advances decreased $25.0 million, and customer repurchase agreements decreased $3.0 million.
●	Total capital of $363.7 million at March 31, 2026, reflects a decrease of $1.1 million compared to December 31, 2025. The decrease in equity during the first quarter of 2026 was due to $9.5 million in share repurchases, a $3.4 million dividend paid to shareholders, and $1.8 million unfavorable swing in other comprehensive income/loss due principally to negative changes in investment securities’ fair value. These changes were partially offset by $12.5 million in net income recorded during the quarter. The remaining difference was related to activity from stock options and restricted stock during the year.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $30.6 million for the first quarter of 2026, a $0.5 million increase, or 2% over the first quarter of 2025. Interest expense decreased $0.8 million compared to the first quarter of 2025, primarily due to a reduction in the cost of interest‑bearing liabilities and a modest decline in average interest‑bearing liability balances. The cost of interest‑bearing liabilities decreased approximately 21 basis points, while average interest‑bearing liabilities increased by $74.4 million. Although average interest‑earning assets increased $42.7 million during the period, the yield on those assets declined by approximately 9 basis points compared to the first quarter of 2025, partially offsetting the favorable impact from lower funding costs.

The Company had $1.8 billion in adjustable and variable rate loans and $232.6 million in floating rate bonds, as compared to $227.0 million in floating rate CDs and $36.1 million in floating rate trust preferred securities at March 31, 2026. The adjustable-rate loans have repricing frequencies ranging from 30-days to 10-years. Of the $1.8 billion in adjustable and variable rate loans, $797.4 million reprice or mature in the next twelve months. In addition, there were $513.3 million of fixed-term deposits that reprice or mature within twelve months. Based on current rates of the $797.4 million in adjustable and variable rate loans that reprice or mature over the next twelve months, $197.6 million, or 25%, have a pricing index rate higher than the current index, while $49.0 million, or 6%, have a pricing index rate lower than the current index. The remaining balance of $550.8 million in loans are priced at the current index rate or are expected to mature.

Net interest margin was 3.75% for the first quarter of 2026, as compared to 3.74% for the first quarter of 2025. Compared to the first quarter of 2025, the net interest margin increased one basis point, reflecting the benefit of lower funding costs, partially offset by modest pressure on asset yields. The cost of average total deposits declined to 1.17%, from 1.33% in the first quarter of 2025, while the cost of interest-bearing liabilities declined to 1.94%, from 2.15%, reflecting improved funding mix and lower average balances of higher-cost deposits and borrowings.

Overall, the Company continues to benefit from continued lower cost funding, which was partially offset by lower yields on investment securities, as assets repriced in a lower rate environment, resulting in a stable net interest margin compared to the prior year. The level of net interest income recognized in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	March 31, 2026			March 31, 2025
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$23,411	$211	3.66%	$54,641	$590	4.38%
Taxable	709,417	7,993	4.57%	735,197	9,138	5.04%
Non-taxable	203,801	1,624	4.09%	197,558	1,576	4.10%
Total investments	936,629	9,828	4.44%	987,396	11,304	4.81%

Loans:(3)
Real estate	1,822,696	22,391	4.98%	1,824,428	21,988	4.89%
Agricultural	62,795	724	4.68%	76,316	1,030	5.47%
Commercial	111,734	1,597	5.80%	103,152	1,515	5.96%
Consumer	2,601	55	8.58%	3,286	69	8.52%
Mortgage warehouse lines	414,272	6,589	6.45%	313,251	5,529	7.16%
Other	2,146	12	2.27%	2,361	18	3.09%
Total loans	2,416,244	31,368	5.26%	2,322,794	30,149	5.26%
Total interest-earning assets (4)	3,352,873	41,196	5.04%	3,310,190	41,453	5.13%
Other earning assets	17,069			17,062
Non-earning assets	283,935			273,926
Total assets	$3,653,877			$3,601,178

Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$224,131	$1,104	2.00%	$207,774	$1,292	2.52%
NOW	356,648	75	0.09%	378,338	119	0.13%
Savings accounts	363,512	105	0.12%	352,645	90	0.10%
Money market	154,469	616	1.62%	145,092	571	1.60%
Time deposits	459,482	3,203	2.83%	531,299	4,412	3.37%
Brokered deposits	319,199	3,219	4.09%	244,561	2,888	4.79%
Total interest-bearing deposits	1,877,441	8,322	1.80%	1,859,709	9,372	2.04%
Borrowed funds:
Federal funds purchased	42,782	395	3.74%	183	2	4.43%
Repurchase agreements	128,430	63	0.20%	112,361	69	0.25%
Short term borrowings	3,988	38	3.86%	4,043	45	4.51%
Long term FHLB advances	77,778	749	3.91%	80,000	771	3.91%
Long-term debt	49,492	431	3.53%	49,402	430	3.53%
Subordinated debentures	36,034	590	6.64%	35,855	652	7.37%
Total borrowed funds	338,504	2,266	2.71%	281,844	1,969	2.83%
Total interest-bearing liabilities	2,215,945	10,588	1.94%	2,141,553	11,341	2.15%
Demand deposits - noninterest-bearing	1,005,769			1,003,322
Other liabilities	66,346			102,806
Shareholders' equity	365,817			353,497
Total liabilities and shareholders' equity	$3,653,877			$3,601,178
Interest income/interest-earning assets			5.04%			5.13%
Interest expense/interest-earning assets			1.28%			1.39%
Net interest income and margin(5)		$30,608	3.75%		$30,112	3.74%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan costs and loan acquisition FMV amortization were $(0.3) million and $(0.3) million for the quarters ended March 31, 2026 and 2025, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended March 31,
	2026 over 2025
	Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(337)	$(98)	$56	$(379)
Taxable	(320)	(855)	30	(1,145)
Non-taxable	12	(2)	38	48
Total investments (1)	(645)	(955)	124	(1,476)
Loans:
Real estate	(21)	424	—	403
Agricultural	(183)	(150)	27	(306)
Commercial	126	(41)	(3)	82
Consumer	(14)	—	—	(14)
Mortgage warehouse	1,783	(547)	(176)	1,060
Other	(2)	(4)	—	(6)
Total loans (1)	1,689	(318)	(152)	1,219
Total interest-earning assets (1)	$1,044	$(1,273)	$(28)	$(257)
Liabilities
Interest-bearing deposits:
Demand deposits	$102	(269)	(21)	$(188)
NOW	(7)	(39)	2	(44)
Savings accounts	3	12	—	15
Money market	37	8	—	45
Time deposits	(596)	(709)	96	(1,209)
Brokered deposits	882	(422)	(129)	331
Total interest-bearing deposits (1)	421	(1,419)	(52)	(1,050)
Borrowed funds:
Federal funds purchased	465	—	(72)	393
Repurchase agreements	10	(14)	(2)	(6)
Short term borrowings	(1)	(6)	—	(7)
Long-term FHLB Advances	(21)	(1)	—	(22)
Long term debt	1	—	—	1
Subordinated debentures	3	(65)	—	(62)
Total borrowed funds (1)	457	(86)	(74)	297
Total interest-bearing liabilities (1)	878	(1,505)	(126)	(753)
Net interest income (1)	$166	$232	$98	$496
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume variance was favorable at $0.2 million, primarily driven by higher average loan balances, most notably within the mortgage warehouse portfolio, which contributed a favorable volume variance of $1.8 million. This was partially offset by lower average balances in investment securities, which resulted in an unfavorable volume variance of $0.6 million, as excess liquidity was redeployed and certain securities, including collateralized loan obligations, experienced pay‑downs.

The rate variance was a favorable $0.2 million, as favorable rate impacts on loans and interest‑bearing liabilities more than offset unfavorable rate variances on investment securities. Loan yields contributed positively to the rate variance, while interest‑bearing liabilities benefited from lower overall funding costs. These favorable impacts were partially offset by lower yields on variable‑rate investment securities.

The mix variance was a favorable $0.1 million, reflecting changes in the composition of interest‑earning assets and interest‑bearing liabilities, including growth in higher‑yielding loan categories and changes in funding mix.

Overall, the combined impact of these factors resulted in a $0.5 million increase in net interest income for the first quarter of 2026 compared to the prior‑year quarter.

Variances in interest expense were the result of changes discussed under the “Net Interest Income and Net Interest Margin” heading.

PROVISION FOR CREDIT LOSSES ON LOANS

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings, which are reflected in the income statement as the provision for credit losses on loans. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded a provision for credit losses on loans of $0.1 million for the first quarter of 2026, compared to a credit loss benefit of $0.8 million in the fourth quarter of 2025 and a provision of $2.0 million in the first quarter of 2025. The $0.8 million release in allowance for credit losses during the fourth quarter of 2025 was due mostly to the $1.5 million release of specific reserve on loans individually evaluated, partially offset by higher reserve on loans collectively evaluated. The provision recorded during the first quarter of 2026 is due to the increase in specific reserve and changes to certain assumptions used, partially offset by lower loan balances and net loan charge-offs.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest Income/Expense

(dollars in thousands, unaudited)

	Three months ended March 31,
Noninterest income:	2026		2025
Service charges and fees on deposit accounts	$		$
Interchange income on debit cards		1,941		1,953
Business analysis fees		1,030		1,034
Overdraft fee income		1,324		1,245
Other service charges and fees		1,378		1,349
Net gain on sale of securities available-for-sale		—		122
Gain (loss) on sale of fixed assets		360		(2)
Increase in cash surrender value of life insurance		419		237
Earnings on separate account life insurance		(379)		(502)
Other		1,896		1,206
Total noninterest income		$7,969		$6,642
As a % of average interest-earning assets (1)		0.96%		0.81%

Noninterest expense:
Salaries and employee benefits
Salary and incentives		$10,409		$10,687
Employee benefits		2,288		2,300
Deferred compensation		3		16
Occupancy costs		3,085		2,978
Advertising and marketing costs		333		348
Data processing costs		1,583		1,498
Deposit services costs		1,948		1,991
Loan services costs
Loan processing		113		138
Foreclosed assets		17		4
Other operating costs		779		928
Professional services costs
Legal and accounting services		557		651
Director's costs		356		310
Deferred directors' fees cost/(benefit)		(572)		(444)
Other professional services		698		706
Stationery and supply costs		97		101
Sundry and tellers		130		205
Total noninterest expense		$21,824		$22,417
As a % of average interest-earning assets (1)		2.64%		2.75%
(1)	Annualized

Noninterest Income:

Noninterest income increased $1.3 million, or 20%, to $8.0 million in the first quarter of 2026 compared to the same period in 2025. The $1.3 million increase in noninterest income in the first quarter of 2026 as compared to the same quarter in 2025 was due to higher service charge and fee income, an increase in cash surrender value of life insurance due to purchases of additional life insurance in the second quarter of 2025, and other increases related to higher FHLB dividend income, an increase in the fair value of bank stocks, and a gain on sale of fixed assets.

Service charges and fees on customer deposit accounts increased by $0.1 million, or 2%, to $5.7 million in the first quarter of 2026 as compared to the same quarter in 2025. Higher overdraft income and a decrease in costs related to our VISA debit card program were the primary drivers of the favorable variance.

The Company maintains a non-qualified deferred compensation plan for officers and directors, under which participants may defer a portion of their earnings and select from various hypothetical investment alternatives to determine their individual returns. The Company economically offsets this liability with separate account life insurance policies that are invested in similar underlying fund types within the life insurance policy. Because the deferred compensation liability and the separate account life insurance asset are not contractually linked, differences in balances, fund performance, and insurance costs can result in temporary timing mismatches between changes in separate account life insurance income and the related deferred compensation expense.

During the first quarter of 2026, declines in market values of investments inside the life insurance policy to offset employee and director deferred compensation plan elections resulted in a $0.4 million net loss related to separate account life insurance, while the related deferred compensation liability experienced a $0.6 million benefit as the funds that the plan participants elected declined in value. These offsetting movements reflect market-driven changes in the underlying investment alternatives and do not represent credit- or performance-related deterioration.

The majority of the deferred compensation expense is reported within professional fees, under deferred directors’ fees, as it primarily relates to the deferral of directors’ compensation. Specifically, $0.6 million of deferred compensation benefit was recorded as deferred directors’ fees during the first quarter of 2026. The related tax shortfall associated with the loss associated with separate account life insurance and taxable deferred compensation expense/(benefit) totaled $0.3 million for the quarter.

Noninterest Expense:

Total noninterest expense decreased $0.6 million, or 3%, to $21.8 million in the first quarter of 2026, compared to the first quarter of 2025. The primary driver of lower noninterest expense was lower deferred compensation expense, reflecting market-driven changes in the related deferred compensation liability. Excluding the change in deferred compensation, total noninterest expense declined $1.0 million in the first quarter of 2026 as compared to the fourth quarter of 2025.

The decrease in deferred compensation expense was mostly offset by lower separate account life insurance income, as declines in market values during the quarter resulted in a loss related to separate account life insurance policies, consistent with the discussion above. These offsetting movements reflect normal market-related volatility between the separate account life insurance asset and the deferred compensation liability.

Salaries and benefits were relatively stable compared to both the linked quarter and the same period last year, with modest period-to-period changes primarily related to normal compensation timing and benefit costs. Occupancy expense declined modestly compared to the linked quarter and remained relatively consistent year over year, reflecting disciplined expense management.

Other noninterest expense declined compared to both the linked quarter and the prior year, driven primarily by lower deferred directors’ compensation expense/(benefit) and continued cost control across operating expense categories.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include, but are not limited to, tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's provision for income taxes was 25.2% of pre-tax income in the first quarter of 2026, relative to 25.8% in the first quarter of 2025. The decrease in effective tax rate for both the quarterly and year-to-date comparisons was due to the tax credits and tax-exempt income representing a larger percentage of total taxable income.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $903.0 million, or 24% of total assets at March 31, 2026, and $916.1 million, or 24% of total assets at December 31, 2025. The modest decrease was due to regularly scheduled maturities and paydowns.

The Company carries “available-for-sale” investments at their fair market values and “held-to-maturity” investments at amortized cost, net of allowance for credit losses. The Company currently has the intent and ability to hold investment securities to maturity, but the securities are all marketable. The expected effective duration was 2.8 years for available-for-sale investments and 5.7 years for held-to-maturity investments at March 31, 2026, as compared to 2.8 years for available-for-sale investments and 5.6 years for held-to-maturity investments at December 31, 2025.

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2026		December 31, 2025
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$22,240	2.46%	$32,901	3.59%
Mortgage-backed securities	258,463	28.62%	259,760	28.35%
State and political subdivisions	49,463	5.48%	46,921	5.12%
Corporate bonds	86,809	9.61%	86,467	9.44%
Collateralized loan obligations	198,426	21.97%	199,281	21.75%
Total available for sale	615,401	68.14%	625,330	68.25%
Held to maturity
U.S. government agencies	4,340	0.48%	4,523	0.49%
Mortgage-backed securities	112,254	12.43%	115,228	12.58%
State and political subdivisions	170,989	18.95%	171,060	18.68%
Total held to maturity	287,583	31.86%	290,811	31.75%
Total securities	$902,984	100.00%	$916,141	100.00%

Investment securities pledged as collateral for borrowings and/or potential borrowings from the FHLB and the FRB, customer repurchase agreements, and other purposes as required or permitted by law totaled $363.5 million at March 31, 2026, and $367.5 million at December 31, 2025, leaving $539.5 million in unpledged debt securities at March 31, 2026, and $548.6 million at December 31, 2025. Securities pledged in excess of actual pledging needs and thus available for liquidity purposes, if needed, totaled $191.1 million at March 31, 2026, and $192.3 million at December 31, 2025.

At March 31, 2026, the Company’s investment portfolio included 229 municipal bonds issued by 199 different government municipalities and agencies located within 28 different states, with an aggregate fair value of $221.9 million. The largest exposure to any single municipality or agency was a combined $5.1 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 94 subordinated debentures issued by bank-holding companies totaling $86.8 million (fair value).

At December 31, 2025, the Company’s investment portfolio included 227 municipal bonds issued by 199 different government municipalities and agencies located within 28 states, with an aggregate fair value of $221.0 million. The largest exposure to any single municipality or agency was a combined $5.2 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 109 subordinated debentures issued by bank-holding companies totaling $86.5 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for the Company’s largest geographic concentrations:

	March 31, 2026		December 31, 2025
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$89,989	$87,671	$86,922	$85,424
California	50,889	48,670	50,945	49,130
Other (22 & 22 states, respectively)	60,285	60,425	60,220	61,092
Total general obligation bonds	201,163	196,766	198,087	195,646

Revenue bonds
State of issuance
Texas	5,534	5,327	5,534	5,378
California	3,586	3,576	3,583	3,586
Other (13 & 13 states, respectively)	16,377	16,204	16,481	16,416
Total revenue bonds	25,497	25,107	25,598	25,380
Total obligations of states and political subdivisions	$226,660	$221,873	$223,685	$221,026

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both March 31, 2026, and December 31, 2025, that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for Management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of March 31, 2026, and December 31, 2025, was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	U.S. government agencies are supported by the full faith and creditworthiness of the U.S. federal government and Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either March 31, 2026, or December 31, 2025.
●	Mortgage-backed securities issued by government-sponsored enterprises (“GSEs”) carry an implicit guarantee by the U.S. federal government, as the GSEs can draw funds from the U.S. federal government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either March 31, 2026, or December 31, 2025.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio. On a quarterly basis Management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, Management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s state and local portfolio. As of both March 31, 2026 and December 31, 2025, Management concluded that no allowance for credit losses was warranted on any of the Company’s municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics, including credit quality, reserve adequacy, profitability and capital, of each of the issuing financial institutions are reviewed by Management quarterly. Following review of the financial metrics available for each of the underlying institutions as of March 31, 2026, and December 31, 2025, Management concluded the unrealized loss position of these securities were related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating, in addition to various performance metrics available through a third-party informational service, of these investments on a quarterly basis. Following review of financial metrics as of both March 31, 2026, and December 31, 2025, Management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads due to changes in supply or demand, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

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

Loan Distribution

(dollars in thousands, unaudited)

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Real estate:
Residential real estate	$349,860	14.18%	$359,514	14.12%
Commercial real estate	1,381,770	56.00%	1,390,890	54.61%
Other construction/land	15,242	0.62%	14,414	0.57%
Farmland	66,218	2.68%	68,307	2.68%
Total real estate	1,813,090	73.49%	1,833,125	71.98%
Other commercial	172,653	7.00%	192,577	7.56%
Mortgage warehouse lines	478,454	19.41%	518,333	20.35%
Consumer loans	2,597	0.11%	2,810	0.11%
Total loans	$2,466,794	100.00%	$2,546,845	100.00%

Gross loan balances decreased $80.1 million, or 3%, during the first quarter of 2026, reflecting lower mortgage warehouse line utilization, portfolio runoff, changes in commercial line utilization, and lower volumes of new credit extended. Mortgage warehouse balances declined $39.9 million, driven by seasonal activity and late-quarter paydowns. Excluding mortgage warehouse activity, loan balances declined modestly across several portfolios, including decreases of $9.1 million in commercial real estate loans, $19.9 million in other commercial loans, $9.7 million in residential real estate loans, $2.1 million in farmland loans, and $0.2 million in consumer loans. Other construction loans increased $0.8 million during the quarter.

As indicated in the loan rollforward below, new credit extended for the first quarter of 2026 decreased $19.0 million over the linked quarter comparison and $58.6 million over the same period in 2025. For the first three months ended 2026, we had $25.3 million in loan paydowns and maturities, along with a $22.6 million decrease in line of credit utilization, and a $39.9 million decrease in mortgage warehouse utilization. The reduction in new credit extended is primarily due to a strategic shift in our target customer base with a change to increase granularity within the portfolio by focusing more on serving our local communities, as well as expanded commercial real estate lending.  It is taking time to refresh the pipeline, but our pipeline had returned to prior quarter levels by the end of March 2026.

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:
	3/31/2026	12/31/2025	3/31/2025
Gross loans beginning balance	$2,546,880	$2,491,779	$2,331,341
New credit extended	7,811	26,794	66,370
Changes in line of credit utilization (1)	(22,592)	6,230	(12,129)
Change in mortgage warehouse	(39,880)	65,651	(46,139)
Pay-downs, maturities, charge-offs and amortization	(25,328)	(43,574)	(32,681)
Gross loans ending balance	$2,466,891	$2,546,880	$2,306,762
(1)	Change does not include new balances on lines of credit extended during the respective periods as such balances are included as part of “New credit extended” line above.

At March 31, 2026, the total regulatory CRE concentration ratio of total CRE over Tier 1 Capital plus allowance was 238.7% as compared to 242.1% at December 31, 2025. The overall level of construction and land development lending was 3.3% of regulatory capital plus allowance for credit losses at March 31, 2026. At March 31, 2026, non-owner occupied commercial real estate included $305.1 million of retail; $136.6 million of warehouse/industrial; $150.0 million of office; and $235.3 million of hospitality. Approximately $25.5 million, or 17% of the office real estate matures or reprices in less than two years.

NONPERFORMING ASSETS

Nonperforming assets are currently comprised of loans for which the Company is no longer accruing interest and foreclosed assets.

Nonperforming assets

(dollars in thousands, unaudited)

	March 31, 2026	December 31, 2025	March 31, 2025
Nonperforming loans:
Real estate:
Residential real estate	$505	$210	$264
Commercial real estate	—	—	5,876
Other construction/land	—	—	—
Farmland	3,105	1,717	1,709
Total real estate nonperforming loans	3,610	1,927	7,849
Other commercial	6,800	11,304	10,352
Consumer loans	—	—	—
Total nonperforming loans	10,410	13,231	18,201

Foreclosed assets	—	1,565	—
Total nonperforming assets	$10,410	$14,796	$18,201
Nonperforming loans as a % of total gross loans	0.42%	0.52%	0.79%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.42%	0.58%	0.79%

Total nonperforming assets, comprised of nonaccrual loans and foreclosed assets, declined $4.4 million to $10.4 million at March 31, 2026, compared to $14.8 million at December 31, 2025. This improvement was driven by a reduction in nonaccrual loan balances, reflecting resolutions and paydowns within the Company’s criticized loan portfolio. The Company’s ratio of nonperforming loans to gross loans decreased to approximately 0.42% at March 31, 2026, compared to approximately 0.52% at December 31, 2025, reflecting both the reduction in nonperforming loan balances and a modest decline in total loan balances during the quarter.

The Company had no foreclosed assets at March 31, 2026, compared to $1.6 million at December 31, 2025, as the remaining foreclosed property was resolved during the quarter. All nonperforming assets are individually evaluated for credit losses on a quarterly basis, and Management believes the allowance for credit losses allocated to these loans is appropriate.

An action plan is in place for each non-accruing loan, and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but the Company cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

The Company had $0.9 million in loans past due 30-89 days and still accruing at March 31, 2026. This was a decrease of $5.9 million compared to the balance at December 31, 2025. All of these past due loans are under Management supervision, and every effort is being taken to assist the borrowers and manage credit risk in this regard.

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

The Company's allowance for credit losses on loans and leases was $21.3 million at March 31, 2026, as compared to $21.5 million at December 31, 2025. The decrease resulted from net charge‑offs during the quarter of $0.3 million, partially offset by a provision for credit losses of $0.1 million, reflecting Management’s assessment of credit quality, portfolio composition, and current economic conditions.

The following tables highlight the coverage ratios by loan category at March 31, 2026, and December 31, 2025 (dollars in thousands, unaudited):

	As of March 31, 2026
	Balance	Total Allowance	Percent of Portfolio	Coverage Ratio (1)
Real estate:
Commercial real estate	$1,381,770	$15,977	56.01%	1.16%
Other construction/land	15,242	299	0.62%	1.96%
Farmland	66,218	542	2.68%	0.82%
Total real estate (2)	1,463,230	16,818	59.32%	1.15%
Other Commercial	172,653	2,351	7.00%	1.36%
Consumer loans (including overdrafts)	2,597	109	0.11%	4.20%
Subtotal (2) (3)	1,638,480	19,278	66.42%	1.18%
Residential real estate	349,860	1,368	14.18%	0.39%
Mortgage warehouse lines	478,454	604	19.40%	0.13%
Total Loans	$2,466,794	$21,250	100.00%	0.86%

	As of December 31, 2025
	Balance	Total Allowance	Percent of Portfolio	Coverage Ratio (1)
Real estate:
Commercial real estate	$1,390,890	$16,354	54.61%	1.18%
Other construction/land	14,414	296	0.57%	2.05%
Farmland	68,307	496	2.68%	0.73%
Total real estate (2)	1,473,611	17,146	57.86%	1.16%
Other Commercial	192,577	2,146	7.56%	1.11%
Consumer loans (including overdrafts)	2,810	112	0.11%	3.99%
Subtotal (2) (3)	1,668,998	19,404	65.53%	1.16%
Residential real estate	359,514	1,411	14.12%	0.39%
Mortgage warehouse lines	518,333	665	20.35%	0.13%
Total Loans	$2,546,845	$21,480	100.00%	0.84%
(1)	Coverage ratio equals allowance for credit losses on loans divided by total loans on the amortized cost basis.
(2)	Does not include residential real estate.
(3)	Does not include mortgage warehouse lines.

The allowance as a percentage of gross loans was 0.86% and 0.84%, at March 31, 2026, and December 31, 2025, respectively. Management's detailed analysis indicates that the Company's allowance for credit losses on loans should be sufficient to cover credit losses for the life of the loans outstanding as of March 31, 2026, but no assurance can be given that the Company will not experience substantial future losses relative to the size of the credit loss allowance for loans. The total allowance for credit losses on loans of $21.3 million at March 31, 2026, included $0.6 million of allowance related to $478.5 million of mortgage warehouse lines. A separate allowance of $0.7 million for potential credit losses inherent in unused commitments is included in other liabilities at March 31, 2026, a decrease of $0.1 million, from December 31, 2025.

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the year ended
	March 31,	March 31,	December 31,
Balances:	2026	2025	2025
Average gross loans outstanding during period (1)	$2,416,244	$2,322,794	$2,409,304
Gross Loans outstanding at end of period	$2,466,891	$2,306,762	$2,546,880

Allowance for credit losses on loans:
Balance at beginning of period	$21,480	$24,830	$24,830
Provision charged to expense	77	1,961	6,095
Charge-offs
Real estate
Commercial real estate	90	—	1,421
Total real estate	90	—	1,421
Other commercial	88	57	8,022
Consumer loans	216	329	907
Total	$394	$386	$10,350
Recoveries
Real estate
Farmland	—	410	410
Total real estate	—	410	410
Other commercial	42	14	42
Consumer loans	45	221	453
Total	$87	$645	$905
Net loan charge-offs	$307	$(259)	$9,445
Balance at end of period	$21,250	$27,050	$21,480

RATIOS
Net charge-offs to average loans (annualized)	0.05%	(0.05)%	0.39%
Allowance for credit losses on loans to gross loans at end of period	0.86%	1.17%	0.84%
Net loan charge-offs to allowance for credit losses on loans at end of period	1.44%	(0.96)%	43.97%
Net loan charge-offs to provision for credit losses on loans	398.70%	(13.21)%	154.96%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down.

A summary of the Company’s unfunded commitments and utilization is presented below (dollars in thousands, unaudited):

	March 31, 2026		December 31, 2025		March 31, 2025
	Balance	Utilization %	Balance	Utilization %	Balance	Utilization %
Real estate:
Residential real estate	$14,393	44.37%	$15,726	44.50%	$19,311	42.17%
Commercial real estate	20,132	88.38%	23,203	86.93%	33,129	82.79%
Other construction/land	1,740	86.22%	2,634	79.10%	7,161	27.67%
Farmland	2,544	82.45%	3,126	80.20%	5,639	63.73%
Total real estate	38,809	82.85%	44,689	80.92%	65,240	74.05%
Other commercial	193,442	45.07%	187,084	48.81%	197,259	44.36%
Consumer	4,538	23.11%	4,580	24.29%	4,879	23.33%
Subtotal (1)	236,789	59.48%	236,353	61.00%	267,378	56.33%
Mortgage warehouse lines	319,546	59.96%	247,667	67.67%	414,769	40.58%
Overdrafts - Commercial and Consumer	68,188	1.43%	69,112	1.40%	72,238	1.08%
Total	$624,523	56.98%	$553,132	61.64%	$754,385	45.49%

Unused commitment as a percent of gross loans	25.32%		21.72%		32.70%
Unused mortgage warehouse commitments as percent of gross loans	12.95%		9.72%		17.98%
(1)	Excludes mortgage warehouse lines and overdraft lines.

Included in unused commitments are mortgage warehouse lines, which are mostly in the form of repurchase lines. The repurchase agreement structure provides stronger credit protection to the Company, as well as more favorable regulatory capital treatment, as these repurchase lines are not considered off-balance sheet commitments for regulatory capital purposes as they are unconditionally cancellable.

The Company also had undrawn letters of credit issued to customers totaling $5.8 million at March 31, 2026, and $5.7 million at December 31, 2025. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should the Company be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the FHLB on the Company’s behalf as security for certain local agency deposits which totaled $80.1 million at March 31, 2026. That letter of credit is backed by loans pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business, as well as non-earning deposits at other financial institutions. The Company’s balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held in the branches, and the reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the FRB and the FHLB. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company could let brokered deposits or other wholesale borrowings roll off as they mature, or invest excess liquidity into investments or loans, subject to the Company’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $105.7 million at March 31, 2026, relative to $71.4 million at December 31, 2025.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.5 million during the first three months of 2026, to $14.4 million. This decline was mostly a result of the sale of a bank owned real estate property and depreciation in the first three months of 2026.

Goodwill was $27.4 million at March 31, 2026, unchanged during the first three months of 2026. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. The annual goodwill impairment test was last performed on October 1, 2025, and it was determined that no impairment existed. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2026.

Bank-owned life insurance, with a balance of $68.7 million at March 31, 2026, decreased $0.6 million during the first three months of 2026. Additional details are discussed above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$1,028,678	35.17%	$995,623	34.61%
Interest bearing demand deposits	244,941	8.37%	224,745	7.81%
NOW	359,075	12.27%	357,001	12.41%
Savings	364,830	12.47%	365,064	12.69%
Money market	153,438	5.24%	151,760	5.28%
Customer time deposits	454,459	15.53%	462,153	16.07%
Brokered deposits	320,385	10.95%	320,090	11.13%
Total deposits	$2,925,806	100.00%	$2,876,436	100.00%

Total deposits increased $49.4 million, or 2%, to $2.93 billion at March 31, 2026, compared to $2.88 billion at December 31, 2025. The increase was driven primarily by growth in noninterest‑bearing demand deposits, which increased $33.1 million, or 3%, during the quarter.

Noninterest‑bearing demand deposits represented 35.2% of total deposits at March 31, 2026, compared to 34.6% at December 31, 2025, reflecting a modest improvement in the Company’s funding mix. Interest‑bearing demand deposits increased $20.2 million, while balances in NOW, savings, and money market accounts were relatively stable during the quarter. Customer time deposits declined $7.7 million, reflecting continued runoff of higher‑cost certificates, while brokered deposits remained essentially flat, increasing $0.3 million as compared to December 31, 2025.

Overall uninsured deposits are estimated to be $710.0 million, or 24% of total deposit balances, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $285 million of combined pass-through FDIC insurance which would more than cover each of the Bank’s deposit customers if a customer desired to have such pass-through insurance. The Bank maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At March 31, 2026, the Company had approximately 116,000 accounts, and the 25 largest deposit balance customers had balances of approximately 10% of overall deposits. During the first quarter of 2026, except for seasonal fluctuations in the normal course of business, there have been no material changes in the composition of our 25 largest deposit balance customers.

OTHER INTEREST-BEARING LIABILITIES

Customer repurchase agreements were $127.8 million at March 31, 2026, as compared to $130.9 million at December 31, 2025. Customer repurchase agreements allow customers to sweep excess deposit balances over the FDIC insurance limit each day into a separate repurchase agreement account. Monies in that account are used daily by the customer to purchase specific government debt securities from the Company under an agreement from the Company to repurchase the same securities from the customer on the next business day. These accounts are not deposits and are not FDIC insured. However, the repurchase agreement provides a customer with a larger account balance to have their account effectively secured with US government securities.

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

At March 31, 2026, the Company had $130.0 million in overnight borrowings and $55.0 million of term FHLB borrowings, as compared to $222.7 million in overnight borrowings and $80.0 million of term FHLB borrowings at December 31, 2025.

Long-term debt at March 31, 2026, consisted of $49.5 million of subordinated debt. This remained relatively unchanged from December 31, 2025. Subordinated debentures related to $36.1 million of trust preferred securities at March 31, 2026, were $0.1 million higher than at December 31, 2025. The small increase resulted from the amortization of the discount on junior subordinated debentures that were part of the Company’s acquisition of Coast Bancorp in 2016. Trust preferred securities are variable rate instruments benchmarked against the Secured Overnight Financing Rate (SOFR).

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $65.9 million at March 31, 2026, as compared to $68.2 million at December 31, 2025, a decrease of $2.3 million or 3%.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

The Company continues to have substantial liquidity through unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio was 84% at March 31, 2026, and 89% at December 31, 2025, compared to an internal policy guideline of less than 90%.

Liquidity management refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by Management on a monthly basis, with various stress scenarios applied to assess the Company’s ability to meet liquidity needs under unusual or adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored; the Company is committed to maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet these short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.

At March 31, 2026, and December 31, 2025, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	3/31/2026	12/31/2025
Cash and cash equivalents	$156,372	$135,628
Unpledged investment securities	539,347	551,406
Excess pledged securities	191,145	192,275
FHLB borrowing availability	657,040	629,481
Unsecured lines of credit	331,785	250,785
Secured lines of credit	25,000	25,000
Funds available through fed discount window	244,039	254,908
Totals	$2,144,728	$2,039,483

Available funding sources, detailed above, of $2.1 billion represented 73% of total deposits and 302% of estimated uninsured and/or uncollateralized deposits as of March 31, 2026. Unpledged investment securities include $136.7 million of CLOs. As CLO rates reset every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower-rate fixed term securities such as US government bonds or municipal bonds.

The Company performs regular stress tests on its liquidity, and at this time, Management believes it has sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since the Company utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at March 31, 2026, and December 31, 2025. Other sources of liquidity include the brokered deposit market, deposit listing services, Intrafi, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio was 20% at March 31, 2026, as compared to an internal policy guideline of “greater than 15%” Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at March 31, 2026, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that the liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of March 31, 2026, the holding company maintained a cash balance of $7.1 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC.

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

The Company had the following estimated net interest income sensitivity profiles over one year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration (dollars in thousands, unaudited):

	March 31, 2026		March 31, 2025
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	(0.3)%	$(350)	8.7%	$12,118
+300	0.2%	$302	6.6%	$9,209
+200	0.4%	$500	4.5%	$6,316
+100	0.3%	$449	2.4%	$3,310
Base
-100	(3.0)%	$(4,017)	(5.3)%	$(7,427)
-200	(6.3)%	$(8,569)	(10.8)%	$(15,018)
-300	(9.6)%	$(13,012)	(16.0)%	$(22,216)
-400	(8.5)%	$(11,470)	(18.7)%	$(25,952)

The table above presents the estimated impact of immediate, parallel shifts in interest rates across all yield curves and represents an extreme scenario. Management utilizes this analysis as a starting point in assessing the Company’s overall interest rate risk profile.

Based on these modeled interest rate shocks, as of March 31, 2026, Management believes the Company remains asset sensitive, though to a lesser degree than as of March 31, 2025. In rising rate scenarios, the projected changes in net interest income are relatively modest and consistent across the up 100, 200, 300, and 400 basis point scenarios, reflecting a more balanced repricing profile.

In an immediate 100 basis point increase in interest rates, net interest income is projected to increase $0.4 million, or 0.3%, compared to a stable rate environment. In higher upward shock scenarios, projected changes in net interest income remain limited, ranging from an increase of $0.3 million in the +300 basis point scenario to a $0.4 million decrease in the +400 basis point scenario.

In contrast, declining rate scenarios have a more pronounced adverse impact on net interest income. An immediate 100 basis point decrease in interest rates is projected to result in a $4.0 million decline, or 3.0%, in net interest income, with greater sensitivity in more severe down‑rate scenarios. A 200 basis point decrease results in a projected decline of $8.6 million, or 6.3%, while a 300 basis point decrease results in a projected decline of $13.0 million, or 9.6%.

The Company’s greater sensitivity to declining interest rates reflects the impact of repricing on variable‑rate earning assets, which would adjust downward more rapidly than interest‑bearing liabilities, particularly given the presence of noninterest‑bearing and low‑cost deposit funding. All modeled interest rate shock scenarios remain within the Company’s internal policy guidelines.

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

CAPITAL RESOURCES

The Company had total shareholders’ equity of $363.7 million at March 31, 2026, comprised of $103.0 million in common stock, $4.2 million in additional paid-in capital, $281.4 million in retained earnings, and accumulated other comprehensive loss of $24.9 million. At the end of 2025, total shareholders’ equity was $364.9 million.

The $1.1 million, or 0.3%, decrease in equity during the three months of 2026 was due to $9.5 million in share repurchases, a $3.4 million dividend paid to shareholders, and $1.8 million unfavorable swing in other comprehensive income/loss due principally to changes in investment securities’ fair value. These changes were partially offset by $12.5 million in net income recorded during the quarter. The remaining difference was related to stock option and restricted stock activity during the year.

At March 31, 2026, the Company had a 2025 Share Repurchase Plan authorizing 1,000,000 shares of common stock, with an expiration date of October 31, 2026. At March 31, 2026, there were 514,329 shares of common stock remaining available for repurchase under the 2025 Share Repurchase plan.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	March 31,	December 31,	to be	Community Bank
	2026	2025	Well Capitalized	Leverage Ratio (1)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	12.05%	11.94%	9.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	10.94%	10.80%	9.00%	N/A
(1)	If the subsidiary bank’s leverage ratio exceeds the minimum ratio under the community bank leverage ratio framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s leverage ratio falls below the minimum under the community bank leverage ratio framework.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first three months of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

In October 2025, the Board approved the 2025 Share Repurchase Plan by authorizing 1,000,000 shares of common stock for repurchase which expires on October 31, 2026.

Stock Repurchases
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
January 1 - January 31, 2026	88,239	33.61	88,239	689,722
February 1 - February 28, 2026	175,393	36.97	175,393	514,329
March 1 - March 31, 2026	—	—	—	514,329
Total	263,632		263,632
(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly-announced programs and/or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under the Company’s equity compensation plans.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
4.3	Indenture dated as of March 17, 2004, between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
4.4	Indenture dated as of June 15, 2006, between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
4.5	Indenture dated as of September 20, 2007, between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
4.6	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.1	Salary Continuation Agreement for James C. Holly (5)*
10.2	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.6	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.7	2007 Stock Incentive Plan (9)
10.8	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.9	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.10	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.11	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.12	2017 Stock Incentive Plan (13)*
10.13	Employment agreements dated as of December 27, 2018, for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.14	Employment agreement dated as of November 15, 2019, for Christopher Treece, Chief Financial Officer (15)*
10.15	Employment agreement dated as of December 14, 2020, for Hugh Boyle, Chief Credit Officer (16)*
10.16	Form Indemnification Agreement dated as of January 28, 2021, for Directors and Executive Officers (17)*
10.17	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (18)*
10.18	First Amendments to employment agreements dated as of January 19, 2023 for Kevin McPhaill, CEO, Christopher Treece, CFO, Hugh Boyle, CCO, and Michael Olague, CBO (23)*
10.19	Split Dollar Agreement for Albert Berra (19)*
10.20	2023 Equity Based Compensation Plan (20) *
10.21	Employment agreement dated as of August 25, 2023, for Natalia Coen, Chief Risk Officer (21)*
10.22	Employment agreement dated as of July 01, 2025, for William Wade, Chief Operating Officer (22)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on May 25, 2022, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021, and incorporated herein by reference.
(5)	Filed as Exhibit 10.7 to the Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference.
(6)	Filed as Exhibits 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006, and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004, and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007, and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017, and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018, and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019, and incorporated by reference.
(16)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021, and incorporated herein by reference.
(18)	Filed as Exhibit 10.25 to the form 10-Q filed with the SEC on November 3, 2022, and incorporated herein by reference.
(19)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023, and incorporated herein by reference.
(20)	Filed as Exhibit 4.1 to the form S-8 filed with the SEC on June 15, 2023, and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on July 07, 2025, and incorporated herein by reference.

*Indicates Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 1, 2026	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 1, 2026	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

May 1, 2026	/s/ Marcus G. Wolfe
Date	SIERRA BANCORP
Marcus G. Wolfe
Principal Accounting Officer