Form 10-Q
period 2026-06-30
SIERRA BANCORP
filed 2026-07-31
CIK 1130144

0

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of July 27, 2026, the registrant had 12,963,397 shares of common stock outstanding, including 173,492 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)	(audited)
Cash and due from banks	$107,583	$71,414
Interest-bearing deposits in banks	35,112	64,214
Total cash & cash equivalents	142,695	135,628
Investment securities
Available-for-sale, net of zero allowance for credit losses	611,822	625,330
Held-to-maturity, net of allowance for credit losses of $14 and $15	282,880	290,811
Total investment securities	894,702	916,141
Loans, net:
Gross loans	2,456,206	2,546,880
Deferred loan costs, net	(146)	(35)
Allowance for credit losses on loans	(23,600)	(21,480)
Net loans	2,432,460	2,525,365
Foreclosed assets	—	1,565
Premises and equipment, net	14,053	14,974
Goodwill	27,357	27,357
Other intangible assets, net	—	52
Bank-owned life insurance	70,080	69,283
Other assets	139,264	138,914
Total assets	$3,720,611	$3,829,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,026,320	$995,623
Interest-bearing	1,904,671	1,880,813
Total deposits	2,930,991	2,876,436
Repurchase agreements	122,364	130,853
Other borrowings	155,000	302,700
Long-term debt	49,528	49,483
Subordinated debentures	36,106	36,017
Allowance for credit losses on unfunded loan commitments	570	710
Other liabilities	59,155	68,217
Total liabilities	3,353,714	3,464,416

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 12,963,397 and 13,273,788 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	102,604	103,394
Additional paid-in capital	4,583	4,642
Retained earnings	283,908	280,001
Accumulated other comprehensive loss, net	(24,198)	(23,174)
Total shareholders' equity	366,897	364,863
Total liabilities and shareholders' equity	$3,720,611	$3,829,279

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 and 2025

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest and dividend income
Loans, including fees	$31,184	$31,634	$62,553	$61,783
Taxable securities	7,965	9,295	15,957	18,435
Tax-exempt securities	1,678	1,577	3,302	3,153
Federal funds sold and other	112	211	323	799
Total interest income	40,939	42,717	82,135	84,170
Interest expense
Deposits	7,861	9,326	16,184	18,697
Federal funds purchased and repurchase agreements	1,250	596	1,727	667
Federal Home Loan Bank advances	389	1,057	1,155	1,873
Long-term debt	430	430	861	860
Subordinated debentures	597	655	1,188	1,308
Total interest expense	10,527	12,064	21,115	23,405
Net interest income	30,412	30,653	61,020	60,765
Credit loss expense - loans	2,283	1,210	2,360	3,171
Credit loss (benefit) expense - unfunded commitments	(90)	(10)	(140)	100
Credit loss benefit - debt securities held-to-maturity	—	—	(1)	—
Net interest income after credit loss expense	28,219	29,453	58,801	57,494
Noninterest income
Service charges and fees on deposit accounts	5,987	5,855	11,660	11,436
Net gain on sale of securities available-for-sale	—	1	—	124
Net gain (loss) on sale of fixed assets	—	(19)	360	(22)
Increase in cash surrender value of life insurance	416	343	835	581
Earnings on separate account life insurance	1,386	973	1,006	470
Other income	781	1,400	2,678	2,606
Total noninterest income	8,570	8,553	16,539	15,195
Noninterest expense
Salaries and benefits	12,548	12,544	25,247	25,547
Occupancy and equipment	3,204	3,142	6,289	6,120
Other	7,758	8,081	13,798	14,517
Total noninterest expense	23,510	23,767	45,334	46,184
Income before taxes	13,279	14,239	30,006	26,505
Provision for income taxes	3,360	3,606	7,567	6,771
Net income	$9,919	$10,633	$22,439	$19,734

PER SHARE DATA
Earnings per share basic	$0.77	$0.78	$1.74	$1.44
Earnings per share diluted	$0.77	$0.78	$1.72	$1.43
Average shares outstanding, basic	12,848,133	13,563,910	12,917,542	13,692,003
Average shares outstanding, diluted	12,959,127	13,637,252	13,027,893	13,777,006

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 and 2025

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$9,919	$10,633	$22,439	$19,734
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during period (2)	1,039	315	(1,454)	3,810
Less: reclassification adjustment for gains included in net income (1)	—	(1)	—	(124)
Tax effect	(307)	(93)	430	(1,089)
Other comprehensive (loss) income, net of tax	732	221	(1,024)	2,597
Comprehensive income	$10,651	$10,854	$21,415	$22,331
(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. There were no income tax expenses associated with the reclassification adjustment for the three months ended June 30, 2026, and 2025. Income tax expenses associated with the reclassification adjustment for the six months ended June 30, 2026, and 2025 were zero and $37 thousand, respectively.
(2)	Included in the unrealized holding gain arising during the period is the accretion of the net unrealized loss on debt securities transferred to held-to-maturity from available-for-sale of $0.5 million for both of the three months ended June 30, 2026 and 2025 and $1.0 million for the six months ended June 30, 2026, and 2025.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 and 2025

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, March 31, 2025	13,818,770	$106,277	$4,429	$269,931	$(28,881)	$351,756
Net income	—	—	—	10,633	—	10,633
Other comprehensive income, net of tax	—	—	—	—	221	221
Stock options exercised, net of shares surrendered for cashless exercises	1,703	29	—	—	—	29
Restricted shares withheld for taxes	—	(184)	—	—	—	(184)
Restricted stock forfeited / cancelled	(3,004)	—	—	—	—	—
Stock based compensation - restricted stock	—	—	539	—	—	539
Stock repurchase	(135,641)	(1,038)	—	(2,761)	—	(3,799)
Excise tax on stock repurchase	—	(39)	—	—	—	(39)
Cash dividends - $0.25 per share	—	—	—	(3,449)	—	(3,449)
Balance, June 30, 2025	13,681,828	$105,045	$4,968	$274,354	$(28,660)	$355,707

Balance, March 31, 2026	13,093,184	$103,020	$4,181	$281,443	$(24,930)	$363,714
Net income	—	—	—	9,919	—	9,919
Other comprehensive income, net of tax	—	—	—	—	732	732
Stock options exercised, net of shares surrendered for cashless exercises	17,000	555	(89)	—	—	466
Restricted shares withheld for taxes	—	117	—	(117)	—	—
Restricted stock forfeited / cancelled	(13,990)	—	—	—	—	—
Stock based compensation - restricted stock	—	—	491	—	—	491
Stock repurchase	(132,797)	(1,047)	—	(3,938)	—	(4,985)
Excise tax on stock repurchased	—	(41)	—	—	—	(41)
Cash dividends - $0.26 per share	—	—	—	(3,399)	—	(3,399)
Balance, June 30, 2026	12,963,397	$102,604	$4,583	$283,908	$(24,198)	$366,897

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2026 and 2025

(dollars in thousands, except per share data, unaudited

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2024	14,223,046	$108,965	$4,509	$275,085	$(31,257)	$357,302
Net income	—	—	—	19,734	—	19,734
Other comprehensive income, net of tax	—	—	—	—	2,597	2,597
Stock options exercised, net of shares surrendered for cashless exercises	21,110	610	(99)	—	—	511
Restricted stock granted	62,692	—	—	—	—	—
Restricted shares withheld for taxes	(9,605)	(80)	—	(209)	—	(289)
Restricted stock forfeited / cancelled	(3,004)	—	—	—	—	—
Restricted stock vested in period	—	483	(483)	—	—	—
Stock based compensation - stock options	—	—	3	—	—	3
Stock based compensation - restricted stock	—	—	1,038	—	—	1,038
Stock repurchase	(612,411)	(4,694)	—	(13,293)	—	(17,987)
Excise tax on stock repurchase	—	(239)	—	—	—	(239)
Cash dividends - $0.50 per share	—	—	—	(6,963)	—	(6,963)
Balance, June 30, 2025	13,681,828	$105,045	$4,968	$274,354	$(28,660)	$355,707

Balance, December 31, 2025	13,273,788	$103,394	$4,642	$280,001	$(23,174)	$364,863
Net income	—	—	—	22,439	—	22,439
Other comprehensive loss, net of tax	—	—	—	—	(1,024)	(1,024)
Stock options exercised, net of shares surrendered for cashless exercises	58,200	1,783	(297)	—	—	1,486
Restricted stock granted	55,006	—	—	—	—	—
Restricted shares withheld for taxes	(13,023)	(106)	—	(355)	—	(461)
Restricted stock forfeited / cancelled	(14,145)	—	—	—	—	—
Restricted stock vested in period	—	747	(747)	—	—	—
Stock based compensation - restricted stock	—	—	985	—	—	985
Stock repurchase	(396,429)	(3,102)	—	(11,345)	—	(14,447)
Excise tax on stock repurchase	—	(112)	—	—	—	(112)
Cash dividends - $0.52 per share	—	—	—	(6,832)	—	(6,832)
Balance, June 30, 2026	12,963,397	$102,604	$4,583	$283,908	$(24,198)	$366,897

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollars in thousands, unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$22,439	$19,734
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	—	(124)
(Gain) loss on disposal of fixed assets	(360)	22
Stock based compensation expense	985	1,041
Provision for credit losses on loans	2,360	3,171
(Benefit) provision for credit losses on held-to-maturity securities	(1)	—
(Benefit) provision for credit losses on unfunded commitments	(140)	100
Depreciation and amortization	981	1,050
Net accretion on securities premiums and discounts	(754)	(153)
Net accretion of premiums/discounts for loans acquired	(7)	(149)
Increase in cash surrender value of life insurance policies	(1,841)	(1,051)
Amortization of core deposit intangible	52	324
Increase in interest receivable and other assets	(234)	(2,689)
Decrease in other liabilities	(8,893)	(17,587)
Deferred income tax benefit (provision)	1,361	(338)
Increase in value of restricted bank equity securities	(602)	—
Excise tax on stock repurchases	(281)	(111)
Amortization of debt issuance costs	45	45
Net amortization of variable interest entities	1,437	1,480
Net cash provided by operating activities	16,547	4,765
Cash flows from investing activities:
Maturities and calls of debt securities available-for-sale	23,264	11,000
Purchases of debt securities available-for-sale	(45,665)	(247,255)
Principal paydowns on debt securities available-for-sale	34,879	226,894
Maturities and calls of debt securities held-to-maturity	840	—
Principal paydowns on debt securities held-to-maturity	7,422	7,487
Net purchases of FHLB stock	(324)	—
Loan (originations) and payments, net	90,552	(109,347)
Purchases of premises and equipment	(129)	(836)
Proceeds from sale of premises and equipment	518	—
Proceeds from sales of foreclosed assets	1,565	—
Purchase of bank-owned life insurance	(47)	(127)
Purchase of split dollar life insurance policies	—	(15,000)
Liquidation of bank-owned life insurance	182	—
Capital contributions to partnership investments	(1,558)	—
Proceeds from BOLI death benefit	909	1,645
Net cash provided by (used in) investing activities	112,408	(125,539)
Cash flows from financing activities:
Increase in deposits	54,555	82,801
(Decrease) increase in Fed funds purchased	(90,000)	40,000
Decrease (increase) in short-term Federal Home Loan Bank advances	(12,700)	34,400
Repayments on Federal Home Loan Bank advances and other debt	(45,000)	—
(Decrease) increase in customer repurchase agreements	(8,489)	17,649
Cash dividends paid	(6,832)	(6,963)
Repurchase of common stock, net	(14,908)	(18,276)
Stock options exercised	1,486	511
Net cash (used in) provided by financing activities	(121,888)	150,122
Increase in cash and cash equivalents	7,067	29,348
Cash and cash equivalents
Beginning of period	135,628	100,664
End of period	$142,695	$130,012
Supplemental disclosure of cash flow information:
Interest paid	$24,332	$26,210
Income taxes paid	$6,730	$8,483
Supplemental schedule of noncash investing and financing activities:
Loans provided for sales of real estate owned	$1,000	$—
Right-of-use assets obtained in exchange for new lease liabilities	$573	$180

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”) and has been the Company’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of June 30, 2026, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities. The Bank was incorporated in September 1977 and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. The Company’s growth in the ensuing years has largely been organic in nature but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report the Bank operates 34 full-service branches and an online branch and maintains ATMs at all but one branch location as well as at six non-branch locations. Moreover, the Bank has specialized lending units which focus on commercial and industrial, commercial real estate, and mortgage warehouse borrowers. The Company had total assets of $3.7 billion at June 30, 2026. The Company’s deposit accounts, which totaled $2.9 billion at June 30, 2026, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through July 30, 2026, and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2025 have been reclassified to be consistent with the reporting for 2026, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”).

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

The effect of the above revision on previously reported financial statements is presented below (dollars in thousands, unaudited):

	As previously reported	Impact of Revision	As Revised
Consolidated statement of cash flows for the quarter ended June 30, 2025
Cash flows from investing activities:
Principal paydowns on debt securities available-for-sale	$234,381	$(7,487)	$226,894
Principal paydowns on debt securities held-to-maturity	$—	$7,487	$7,487

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

Note 4 – Share Based Compensation

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 108,200 shares granted under the 2017 Plan and options to purchase 23,000 shares that were granted under the 2007 Plan were still outstanding as of June 30, 2026, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of June 30, 2026, was 229,488. Any unexercised, unvested, or undistributed portion of any expired, cancelled, terminated, or forfeited awards under the Company’s 2017 Plan are added to the number of shares available to grant under the 2023 Plan. There were 173,492 unvested Restricted Stock Awards issued under the 2023 Equity Compensation Plan at June 30, 2026, and are included in shares outstanding. The potential dilutive impact of unexercised stock options and unvested restricted stock is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in the income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilized a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $1.0 million was reflected in the Company’s income statement during the first six months of 2026 and $1.0 million during the first six months of 2025, as expense related to stock options and restricted stock awards.

Restricted Stock Grants

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures, provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 55,006 shares granted to employees of the Company during the first six months of 2026. As of June 30, 2026, there was $3.3 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 and 2023 plans. That cost is expected to be amortized over a weighted average period of 2.3 years.

The Company’s restricted stock award activity for the six months ended June 30, 2026 and 2025, is summarized below (unaudited):

	Six months ended June 30,
	2026		2025
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	161,467	$26.02	173,970	$20.75
Granted	55,006	37.05	62,692	30.94
Vested	(28,836)	25.87	(23,273)	20.77
Forfeited	(14,145)	28.51	(3,004)	19.97
Unvested shares, June 30,	173,492	$29.52	210,385	$24.07

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

The Company’s stock option activity during the six months ended June 30, 2026 and 2025, are summarized below (dollars in thousands, except per share data, unaudited):

	Six months ended June 30,
	2026				2025
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	189,400	$26.85		$1,104	239,600	$26.50		$580
Exercised	(58,200)	$25.60		$694	(21,110)	$24.23		$158
Forfeited/Expired	—	$—		$—	—	$—		$—
Outstanding at June 30,	131,200	$27.41	2.59	$1,752	218,490	$26.72	3.31	$649
Exercisable at June 30,	131,200	$27.41	2.59	$1,752	218,490	$26.72	3.31	$649
(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option that would have been received by the option holders had all option holders exercised their options on the last day of the period. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards.

The Company’s earnings per share activity for the three and six months ended June 30, 2026 and 2025, is summarized below (dollars in thousands, except per share data, unaudited):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic Earnings Per Share
Net income	$9,919	$10,633	$22,439	$19,734
Weighted average shares outstanding	12,848,133	13,563,910	12,917,542	13,692,003
Basic earnings per share	$0.77	$0.78	$1.74	$1.44

Diluted Earnings Per Share
Net income	$9,919	$10,633	$22,439	$19,734
Weighted average shares outstanding	12,848,133	13,563,910	12,917,542	13,692,003
Effect of dilutive equity awards	110,994	73,342	110,351	85,003
Weighted average shares outstanding	12,959,127	13,637,252	13,027,893	13,777,006
Diluted earnings per share	$0.77	$0.78	$1.72	$1.43

Anti-dilutive equity awards	2,460	265,885	23	47,798

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

	June 30, 2026	December 31, 2025
Commitments or facilities to extend credit	$611,254	$547,424
Standby letters of credit	$5,750	$5,708

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: mortgage warehouse facilities; home equity lines of credit; commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit; unsecured personal lines of credit; and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse facilities which are in the form of repo lines and are unconditionally cancellable. Unused commitments on mortgage warehouse facilities were $336.5 million at June 30, 2026, and $247.7 million at December 31, 2025, with all but $5.0 million unconditionally cancellable.

The allowance for credit losses (ACL) on unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the portion of the unfunded commitment that is not unconditionally cancellable. The funding rate represents Management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. The ACL on unfunded loan commitments is located within liabilities on the consolidated balance sheet while any related provision (benefit) expense is recorded as a provision (benefit) for credit losses.

At June 30, 2026, the Company was also utilizing a letter of credit in the amount of $127.9 million issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	June 30, 2026
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$142,695	$142,695	$—	$—	$142,695
Securities available-for-sale	$611,822	$—	$610,445	$1,377	$611,822
Securities held-to-maturity, net	$282,880	$—	$278,748	$—	$278,748
Loans held for investment, net	$2,432,460	$—	$—	$2,336,559	$2,336,559

Financial liabilities:
Deposits	$2,930,991	$1,026,320	$1,903,157	$—	$2,929,477
Repurchase agreements	$122,364	$—	$97,941	$—	$97,941
Other borrowings	$155,000	$—	$154,666	$—	$154,666
Long-term debt, net	$49,528	$—	$49,715	$—	$49,715
Subordinated debentures	$36,106	$—	$35,722	$—	$35,722

	December 31, 2025
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Financial assets:
Cash and cash equivalents	$135,628	$135,628	$—	$—	$135,628
Securities available-for-sale	$625,330	$—	$624,017	$1,313	$625,330
Securities held-to-maturity, net	$290,811	$—	$286,461	$—	$286,461
Loans held for investment, net	$2,525,365	$—	$—	$2,428,691	$2,428,691

Financial liabilities:
Deposits	$2,876,436	$995,623	$1,992,616	$—	$2,988,239
Repurchase agreements	$130,853	$—	$107,084	$—	$107,084
Other borrowings	$302,700	$—	$302,629	$—	$302,629
Long-term debt, net	$49,483	$—	$49,472	$—	$49,472
Subordinated debentures	$36,017	$—	$36,276	$—	$36,276

For financial asset categories carried on the consolidated balance sheet at fair value and measured on a recurring basis as of June 30, 2026, and December 31, 2025, the Company used the following methods and significant assumptions:

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

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2026, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$18,083	$—	$18,083	$—
Mortgage-backed securities	—	271,949	—	271,949	—
State and political subdivisions	—	54,881	—	54,881	—
Corporate bonds	—	82,642	1,377	84,019	—
Collateralized loan obligations	—	182,890	—	182,890	—
Total available-for-sale securities	$—	$610,445	$1,377	$611,822	$—

	Fair Value Measurements at December 31, 2025, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$32,901	$—	$32,901	$—
Mortgage-backed securities	—	259,760	—	259,760	—
State and political subdivisions	—	46,921	—	46,921	—
Corporate bonds	—	85,154	1,313	86,467	—
Collateralized loan obligations	—	199,281	—	199,281	—
Total available-for-sale securities	$—	$624,017	$1,313	$625,330	$—

The following tables present quantitative information about recurring Level 3 fair value measurements at June 30, 2026, and December 31, 2025 (dollars in thousands):

				Range
	Fair	Valuation	Unobservable			Weighted
June 30, 2026	Value	Technique(s)	Input(s)	Min	Max	Average
Corporate Bonds	$1,377	Broker estimate	Discount rate	N/A	N/A	N/A

				Range
	Fair	Valuation	Unobservable			Weighted
December 31, 2025	Value	Technique(s)	Input(s)	Min	Max	Average
Corporate Bonds	$1,313	Broker estimate	Discount rate	N/A	N/A	N/A

The significant unobservable inputs utilized in the fair value measurement of the Company’s corporate bonds included risk profile and market conditions, and are not quantifiable inputs. Differing unobservable input assumptions, for example a change in market conditions, may have resulted in reduced or increased fair value.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2026 and 2025:

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Corporate Bonds
	2026	2025
Balance of recurring Level 3 assets at January 1,	$1,313	$55,653
Total gains or losses for the period:
Included in other comprehensive income	64	798
Purchases	—	20,750
Transfers into Level 3	—	2,909
Balance of recurring Level 3 assets at June 30,	$1,377	$80,110

Corporate bonds with a fair value of $54.5 million as of December 31, 2024, were transferred from Level 3 to Level 2 in the third quarter of 2025 because observable market data became available for the securities.

For financial asset categories carried on the consolidated balance sheet at fair value and measured on a nonrecurring basis as of June 30, 2026, and December 31, 2025, the Company used the following methods and significant assumptions:

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

The table above includes collateral dependent loan balances for which a specific reserve has been established. There was one other commercial collateral dependent loan for which a specific reserve had been established with a fair value of zero as of June 30, 2026. Information on the Company’s total collateral dependent loan balances and specific loss reserves associated with those balances is included in Note 10 below.

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

Amortized Cost and Estimated Fair Value

(dollars in thousands, unaudited)

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$18,370	$—	$(287)	$—	$18,083
Mortgage-backed securities	275,398	807	(4,256)	—	271,949
State and political subdivisions	59,784	312	(5,215)	—	54,881
Corporate bonds	86,780	359	(3,120)	—	84,019
Collateralized loan obligations	182,665	293	(68)	—	182,890
Total available-for-sale securities	$622,997	$1,771	$(12,946)	$—	$611,822

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,320	$—	$(462)	$3,858	$—
Mortgage-backed securities	108,476	—	(8,471)	100,005	—
State and political subdivisions	170,098	4,787	—	174,885	(14)
Total held-to-maturity securities	$282,894	$4,787	$(8,933)	$278,748	$(14)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$33,000	$35	$(134)	$—	$32,901
Mortgage-backed securities	259,386	2,491	(2,117)	—	259,760
State and political subdivisions	52,610	68	(5,757)	—	46,921
Corporate bonds	90,114	293	(3,940)	—	86,467
Collateralized loan obligations	198,968	364	(51)	—	199,281
Total available-for-sale securities	$634,078	$3,251	$(11,999)	$—	$625,330

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,523	$—	$(413)	$4,110	$—
Mortgage-backed securities	115,228	20	(7,002)	108,246	—
State and political subdivisions	171,075	3,030	—	174,105	(15)
Total held-to-maturity securities	$290,826	$3,050	$(7,415)	$286,461	$(15)

An unrealized loss of $23.2 million and $24.2 million on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of June 30, 2026, and December 31, 2025, respectively, and is included in accumulated other comprehensive loss, net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income (loss) each increasing over time.

The Company elected the practical expedient available under the current expected credit losses (“CECL”) accounting standard to exclude accrued interest receivable from the amortized cost basis of all categorizations of investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed no later than 90 days past due. Accrued interest receivable is included in other assets on the Company’s consolidated balance sheet and as of June 30, 2026, measured at $4.5 million and $2.3 million for available-for-sale securities and held-to-maturity securities, respectively. Accrued interest receivable as of December 31, 2025, on these same classes of investment securities measured at $4.8 million and $2.4 million, respectively. During the six-month periods ending June 30, 2026 and 2025, no interest receivable on available-for-sale or held-to-maturity securities was reversed against interest income and the Company did not have any held-to-maturity debt securities past due.

A discounted cash-flow reserve calculation is performed on securities designated as held-to-maturity on a quarterly basis. As of June 30, 2026, and December 31, 2025, an allowance for credit losses of $14 thousand and $15 thousand, respectively had been established on the Company’s held-to-maturity portfolio. Because of the implicit and explicit guarantees of the U.S. government on the agency and mortgage-backed securities there is no expectation of future losses and no allowance for credit losses has been established for these securities.

The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by nationally recognized statistical rating organizations (“NRSRO”) credit rating:

Held-To-Maturity by Credit Rating

(dollars in thousands, unaudited)

	Held-To-Maturity
	June 30, 2026	December 31, 2025
State and political subdivisions
AAA/Aaa	$57,793	$59,367
AA/Aa	107,557	110,255
A/A2	1,483	523
Not rated	927	930
Total (1)	$167,760	$171,075
(1)	Prerefunded and escrowed to maturity bonds with an amortized cost of $2.3 million are excluded.

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

The following table summarizes available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded:

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		June 30, 2026
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	5	$(109)	$10,760	$(178)	$7,323	$(287)	$18,083
Mortgage-backed securities	106	(2,610)	158,628	(1,646)	25,451	(4,256)	184,079
State and political subdivisions	49	(26)	1,739	(5,189)	36,286	(5,215)	38,025
Corporate bonds	70	(427)	21,696	(2,693)	43,502	(3,120)	65,198
Collateralized loan obligations	8	(55)	58,408	(13)	9,987	(68)	68,395
Total available-for-sale	238	$(3,227)	$251,231	$(9,719)	$122,549	$(12,946)	$373,780

		December 31, 2025
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	5	$(10)	$5,990	$($124)	$14,375	$(134)	$20,365
Mortgage-backed securities	72	(755)	92,185	(1,362)	28,712	(2,117)	120,897
State and political subdivisions	51	(14)	1,481	(5,743)	37,029	(5,757)	38,510
Corporate bonds	70	(483)	25,381	(3,457)	41,993	(3,940)	67,374
Collateralized loan obligations	7	(51)	59,209	—	—	(51)	59,209
Total available-for-sale	205	$(1,313)	$184,246	$(10,686)	$122,109	$(11,999)	$306,355

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Proceeds from sales, calls and maturities of securities available for sale	$12,104	$6,000	$24,104	$11,000
Gross gains on sales, calls and maturities of securities available for sale	—	1	—	124
Gross losses on sales, calls and maturities of securities available for sale	—	—	—	—
Net gain (loss) on sale of securities available for sale	$—	$1	$—	$124

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at June 30, 2026, and December 31, 2025 (dollars in thousands), are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

	June 30, 2026
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$285	$285	$1,331	$1,328
Maturing after one year through five years	19,702	19,886	6,446	6,341
Maturing after five years through ten years	81,422	78,051	17,607	16,853
Maturing after ten years	63,525	58,761	149,034	154,221
Securities not due at a single maturity date:
Mortgage-backed securities	275,398	271,949	108,476	100,005
Collateralized loan obligations	182,665	182,890	—	—
Total	$622,997	$611,822	$282,894	$278,748

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$10,285	$10,320	$824	$825
Maturing after one year through five years	19,667	19,907	5,014	4,902
Maturing after five years through ten years	82,725	78,553	17,806	17,020
Maturing after ten years	63,047	57,509	151,954	155,468
Securities not due at a single maturity date:
Mortgage-backed securities	259,386	259,760	115,228	108,246
Collateralized loan obligations	198,968	199,281	—	—
Total	$634,078	$625,330	$290,826	$286,461

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

As of June 30, 2026, the Company’s total LIHTC investment book balance was $21.2 million, which is included in “Other Assets” on the consolidated balance sheet. This investment is offset by $5.1 million in remaining commitments for additional capital contributions, which is included in “Other Liabilities” on the consolidated balance sheet. There were approximately $1.5 million in tax credits derived from the Company’s LIHTC investments that were recognized during the six months ended June 30, 2026, and “below the line” amortization expense of $1.4 million associated with those investments was recorded for the same time period. LIHTC investments are evaluated annually for potential impairment, and the Company concluded the carrying value of the investments is stated fairly and is not impaired.

As of December 31, 2025, the Company’s total LIHTC investment book balance was $22.6 million, which included $6.6 million in remaining commitments for additional capital contributions. There were $2.9 million in tax credits derived from LIHTC investments recognized during the year ended December 31, 2025; “below the line” amortization expense of $3.0 million associated with those investments was netted against pre-tax noninterest income for the same time period.

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

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and, as a result, did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on loans of $7.1 million and $7.0 million at June 30, 2026, and December 31, 2025, respectively, is included in other assets on the Company’s consolidated balance sheet.

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the ACL at the portfolio segment level. Unless specifically noted otherwise, the disclosures in this footnote are prepared on an amortized cost basis.

Loan Distribution
(dollars in thousands, unaudited)
	June 30, 2026	December 31, 2025
Real estate:
Residential real estate	$344,535	$358,454
Commercial real estate	1,391,964	1,393,183
Other construction/land	15,932	14,497
Farmland	65,625	68,157
Total real estate	1,818,056	1,834,291
Other commercial	178,215	191,500
Mortgage warehouse facilities	457,457	518,333
Consumer	2,478	2,756
Subtotal	2,456,206	2,546,880
Net deferred loan (fees)	(146)	(35)
Loans, amortized cost basis	2,456,060	2,546,845
Allowance for credit losses	(23,600)	(21,480)
Net loans	$2,432,460	$2,525,365

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

Nonaccrual Loans
(dollars in thousands, unaudited)
	June 30, 2026
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$358	$—	$358	$—
Farmland	3,105	—	3,105	—
Total real estate	3,463	—	3,463	—
Other commercial	4,060	3,019	7,079	—
Consumer loans	—	2	2	—
Total	$7,523	$3,021	$10,544	$—

	December 31, 2025
	Nonaccrual Loans
	With no allowance for credit loss	With an allowance for credit loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$210	$—	$210	$—
Farmland	—	1,717	1,717	—
Total real estate	210	1,717	1,927	—
Other commercial	11,304	—	11,304	—
Total	$11,514	$1,717	$13,231	$—

The Company did not recognize any interest on nonaccrual loans during the three and six months ended June 30, 2026 and 2025, and would have recognized an additional $0.9 million and $0.9 million in interest income on nonaccrual loans during the first six months of 2026 and 2025, respectively, had those loans not been designated as nonaccrual. During the three months ended June 30, 2026, and 2025, the Company reversed $0.2 million and $0.1 million, respectively, of accrued interest receivable associated with loans placed on nonaccrual status, which reduced interest income. For the six months ended June 30, 2026, and 2025, these reversals totaled $0.2 million and $0.3 million, respectively.

The following table presents the amortized cost basis of collateral-dependent loans by class as of June 30, 2026, and December 31, 2025:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	June 30, 2026		December 31, 2025
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$358	$—	$210	$—
Farmland	3,105	—	1,717	11
Total real estate	3,463	—	1,927	11
Other commercial (1)	6,508	2,548	11,297	—
Total Loans	$9,971	$2,548	$13,224	$11
(1)	The collateral type on this loan category is primarily agricultural assets.

During the first six months of 2026 the amortized cost balance of collateral-dependent loans decreased by $3.3 million due primarily to a $4.2 million paydown on one agricultural production loan during the first quarter of 2026. The weighted average loan-to-value ratio of collateral-dependent loans was 40.0% at June 30, 2026. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of June 30, 2026, and December 31, 2025.

Past Due Loans
(dollars in thousands, unaudited)
	June 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$20	$41	$358	$419	$345,156	$345,575
Commercial real estate	4,834	—	—	4,834	1,384,896	1,389,730
Other construction/land	—	—	—	—	15,851	15,851
Farmland	—	743	2,678	3,421	62,338	65,759
Total real estate	4,854	784	3,036	8,674	1,808,241	1,816,915
Other commercial	212	2,548	4,532	7,292	171,872	179,164
Mortgage warehouse facilities	—	—	—	—	457,457	457,457
Consumer	1	—	1	2	2,522	2,524
Total Loans	$5,067	$3,332	$7,569	$15,968	$2,440,092	$2,456,060

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$18	$—	$192	$210	$359,304	$359,514
Commercial real estate	4,657	—	—	4,657	1,386,233	1,390,890
Other construction/land	—	—	—	—	14,414	14,414
Farmland	2,037	—	1,717	3,754	64,553	68,307
Total real estate	6,712	—	1,909	8,621	1,824,504	1,833,125
Other commercial	131	—	11,304	11,435	181,142	192,577
Mortgage warehouse facilities	—	—	—	—	518,333	518,333
Consumer	11	—	—	11	2,799	2,810
Total Loans	$6,854	$—	$13,213	$20,067	$2,526,778	$2,546,845

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

The following tables present the amortized cost basis of loans at June 30, 2026 and 2025, that were both experiencing financial difficulty by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands, unaudited):

	Three months ended June 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	$—	$—	$673	$235	0.51%
Total	$—	$—	$673	$235	0.04%

	Three months ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	—	—	14	—	0.01%
Total	$—	$—	$14	$—	0.00%

	Six months ended June 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	$—	$—	$1,228	$235	0.82%
Total	$—	$—	$1,228	$235	0.06%

	Six months ended June 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	—	—	19	—	0.01%
Total	$—	$—	$19	$—	0.00%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and six months ended June 30, 2026 and 2025 (dollars in thousands, unaudited):

	Three months ended June 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	0.50%	2.62

	Three months ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	—	5.00

	Six months ended June 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	0.50%	2.19

	Six months ended June 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	—	1.70

There were no payment defaults on loans previously modified in the preceding 12 months for either of the periods ending June 30, 2026 and 2025. For the purpose of this disclosure, the Company defines a payment default as 90 days past due. The Company had $0.1 million in additional funds committed on loans which have been modified to borrowers experiencing financial difficulty as of both June 30, 2026, and June 30, 2025.

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

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$732	$—	$—	$—	$84,770	$247,500	$8,408	$2,919	$344,329
Special mention	—	—	—	—	—	104	20	367	491
Substandard	—	—	—	—	—	499	41	215	755
Subtotal	732	—	—	—	84,770	248,103	8,469	3,501	345,575
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate
Pass	49,906	140,774	133,813	91,363	205,584	693,953	16,921	6,132	1,338,446
Special mention	—	46	4,594	—	2,737	25,662	559	—	33,598
Substandard	—	—	—	—	—	17,686	—	—	17,686
Subtotal	49,906	140,820	138,407	91,363	208,321	737,301	17,480	6,132	1,389,730
Current period gross charge-offs	—	—	—	—	—	—	—	90	90

Other construction/land
Pass	—	1,742	9,913	—	—	2,649	—	—	14,304
Special mention	—	—	—	—	—	1,547	—	—	1,547
Subtotal	—	1,742	9,913	—	—	4,196	—	—	15,851
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Farmland
Pass	—	3,294	4,705	4,888	8,326	20,596	4,603	585	46,997
Special mention	—	—	8,486	—	—	316	6,833	—	15,635
Substandard	—	—	976	1,417	—	734	—	—	3,127
Subtotal	—	3,294	14,167	6,305	8,326	21,646	11,436	585	65,759
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other commercial
Pass	2,171	6,067	5,168	4,651	1,976	12,023	130,186	4,913	167,155
Special mention	—	135	9	7	—	—	1,300	2,923	4,374
Substandard	—	178	—	3,202	—	—	3,849	406	7,635
Subtotal	2,171	6,380	5,177	7,860	1,976	12,023	135,335	8,242	179,164
Current period gross charge-offs (1)	—	—	—	10	—	—	60	48	118

Mortgage warehouse facilities
Pass	—	—	—	—	—	—	457,457	—	457,457
Subtotal	—	—	—	—	—	—	457,457	—	457,457
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	31	149	38	78	2,225	—	2,521
Special mention	—	—	—	—	—	—	1	—	1
Substandard	—	—	—	—	—	—	2	—	2
Subtotal	—	—	31	149	38	78	2,228	—	2,524
Current period gross charge-offs (1)	—	—	—	—	—	—	292	55	347

Total	$52,809	$152,236	$167,695	$105,677	$303,431	$1,023,347	$632,405	$18,460	$2,456,060
(1)	Consumer overdrafts are included in consumer loans and commercial overdrafts are included in other commercial and make up the majority of the gross charge-offs of loans originated in the revolving loans category for these loan classes.

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

Mortgage warehouse facilities
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

CECL replaced the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans at the CECL implementation date, management elected not to transition these loans into the PCD designation. As of June 30, 2026, the Company had no loans categorized as PCD.

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss-rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are updated periodically, in order to pull in more recent loss-rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data, and the consideration of current and expected conditions and circumstances including the level of interest rates. Management may update prepayment assumptions when changing conditions impact Management’s estimate or additional historical data indicates a reevaluation is warranted. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory, which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code multiple factor regression models utilized as of June 30, 2026, for Residential Real Estate loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and House Price Index (HPI). The call code multiple factor regression models utilized as of June 30, 2026, for Commercial Real Estate and Other Construction loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and Gross Domestic Product (GDP). Management selected the National Unemployment Rate, HPI, and GDP as the drivers of quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (FOMC) forecast and given the widespread familiarity of stakeholders with these economic metrics.

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

Loans secured by Residential Real Estate have a different profile from those secured by Commercial Real Estate. Generally, the borrowers for Residential Real Estate loans are consumers, whereas borrowers for Commercial Real Estate are often businesses. The COVID-19 pandemic illustrated how these different categories of real estate loans were subject to different risks, which was exacerbated by the widespread work-from-home model adopted by many companies during and since the pandemic. Farmland and Agricultural Production loans are included in a single segment as these loans are oftentimes to the same borrowers, facing the same risks relating to commodity prices, water supply and drought conditions, in addition to other environmental concerns. Commercial & Industrial loans are separated into a separate segment given the uniqueness of these loans, which are often revolving and secured by business assets other than real estate. Mortgage Warehouse balances warrant presentation as an individual portfolio segment given the specific nature of these constantly revolving lines to mortgage originators and due to a very limited loss history, even after consideration of peer data. Finally, Consumer loans are split out as a result of the small balance, homogeneous terms that characterize these loans.

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of June 30, 2026 and 2025, the only loans Management considered to have different risk characteristics from other loans sharing the same call report code included loans designated as nonaccrual.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and 2025:

Allowance for Credit Losses

(dollars in thousands, unaudited)

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse Facilities	Consumer	Total
Allowance for credit losses:
Balance March 31, 2026	$1,368	$16,277	$1,627	$1,265	$604	$109	$21,250
Charge-offs	—	—	—	(30)	—	(131)	(161)
Recoveries	—	—	—	184	—	44	228
(Benefit) provision for credit losses	(48)	(57)	2,578	(197)	(79)	86	2,283
Balance June 30, 2026	$1,320	$16,220	$4,205	$1,222	$525	$108	$23,600

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse Facilities	Consumer	Total
Allowance for credit losses:
Balance March 31, 2025	$1,746	$17,287	$6,032	$1,506	$339	$140	$27,050
Charge-offs	—	(1,147)	(5,300)	(118)	—	(166)	(6,731)
Recoveries	—	—	—	10	—	141	151
(Benefit) provision for credit losses	(52)	1,195	(211)	173	112	(7)	1,210
Balance June 30, 2025	$1,694	$17,335	$521	$1,571	$451	$108	$21,680

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse Facilities	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2025	$1,411	$16,650	$1,146	$1,496	$665	$112	$21,480
Charge-offs	—	(90)	—	(118)	—	(347)	(555)
Recoveries	—	—	21	205	—	89	315
(Benefit) provision for credit losses	(91)	(340)	3,038	(362)	(140)	255	2,360
Balance June 30, 2026	$1,320	$16,220	$4,205	$1,221	$525	$109	$23,600

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse Facilities	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2024	$1,808	$17,143	$3,827	$1,282	$398	$372	$24,830
Charge-offs	—	(1,147)	(5,300)	(176)	—	(495)	(7,118)
Recoveries	—	—	410	24	—	363	797
(Benefit) provision for credit losses	(114)	1,339	1,584	441	53	(132)	3,171
Balance June 30, 2025	$1,694	$17,335	$521	$1,571	$451	$108	$21,680

Note 11 – Goodwill

The balance of goodwill at the six months beginning and ended June 30, 2026 and 2025 was $27.4 million. There was no acquired goodwill for the six months ended June 30, 2026 and 2025.

The Company performs its goodwill impairment tests annually, or more often if events or circumstances indicate the carrying value may not be recoverable. The annual assessment date was changed to October 1 in 2023 to allow more time for evaluation of impairment.

The Company performed its annual quantitative goodwill impairment assessment effective as of October 1, 2025, using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level, exceeded the carrying value. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2026 and has concluded no such events have occurred. Therefore, goodwill was not impaired as of June 30, 2026, and there were no impairment charges related to the Company’s goodwill recorded during the six months ended June 30, 2026 and 2025.

Note 12 – Borrowings and Other Arrangements

Repurchase Agreements – Repurchase agreements represent “sweep accounts,” where commercial deposit balances above a specified threshold are transferred at the close of each business day into separate non-deposit accounts. Customers use balances of the non-deposit accounts to purchase government bonds from the Company daily, subject to an agreement from the Company to repurchase such securities the next business day. Repurchase agreements totaled $122.4 million at June 30, 2026, relative to a balance of $130.9 million at December 31, 2025.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term Secured Overnight Financing Rate (“SOFR”) until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, was $49.5 million at June 30, 2026, and $49.5 million at December 31, 2025.

Subordinated Debentures – Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”), (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and are unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the SOFR, effective June 30, 2023. At June 30, 2026, and December 31, 2025, the Company’s trust preferred securities totaled $36.1 million and $36.0 million, respectively.

The following table summarizes the Company’s other borrowings as of June 30, 2026, and December 31, 2025:

	June 30, 2026		December 31, 2025
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Fed funds purchased	$120,000	3.75%	$210,000	4.19%
Short-term FHLB advance	—	4.00%	12,700	4.50%
Long-term FHLB advance	35,000	3.88%	80,000	3.91%
Total other borrowings	$155,000	3.81%	$302,700	4.05%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased – The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $366.8 million at June 30, 2026, and $250.8 million at December 31, 2025, at fixed interest rates which vary with market conditions. There was $120.0 million in outstanding overnight balances under these lines of credit at June 30, 2026, and $210.0 million at December 31, 2025.

Secured FHLB Borrowings – At June 30, 2026, and December 31, 2025, the Company had secured available lines of credit with the FHLB totaling $611.6 million and $629.5 million, respectively, based on eligible collateral of certain loans and investment securities. There were no borrowings outstanding against these lines at June 30, 2026 and $12.7 million outstanding at December 31, 2025.

Federal Reserve Line of Credit – The Company has an available line of credit with the FRB of San Francisco secured by certain loans and investments. At June 30, 2026, and December 31, 2025, the Company had borrowing capacity under this line totaling $243.8 million and $254.9 million, respectively. The Company had outstanding borrowings of zero and $210.0 million on this line of credit as of June 30, 2026, and December 31, 2025.

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

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income.  Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at the three and six months ended June 30, 2026 and 2025. The following table presents the Company’s sources of noninterest income. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,313	$1,255	$2,637	$2,500
Other service charges on deposits	2,597	2,544	5,005	4,928
Debit card interchange income	2,077	2,056	4,018	4,008
Dividends on equity investments(1)	203	317	998	691
Unrealized gain recognized on equity investments(1)	—	—	602	—
Net gain on sale of securities(1)	—	1	—	124
Other(1)	2,380	2,380	3,279	2,944
Total noninterest income	$8,570	$8,553	$16,539	$15,195
Percentage of noninterest income not within scope of ASC 606.	30.14%	31.54%	29.50%	24.74%
(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2026 Compared to Second Quarter 2025

Second quarter 2026 net income was $9.9 million, and $0.77 per diluted share as compared to $10.6 million and $0.78 per diluted share in the second quarter of 2025. The Company’s annualized return on average equity was 10.90% and annualized return on average assets was 1.09% for the quarter ended June 30, 2026, compared to 12.08% and 1.16%, respectively, for the same quarter in 2025. The primary drivers behind the variance in second quarter net income are as follows:

●	A $1.1 million increase in credit loss expense on loans, resulting primarily from a $2.5 million specific reserve on a single agricultural production loan to a borrower in the lumber industry.
●	Net interest income remained stable, decreasing $0.2 million, while noninterest income increased slightly and noninterest expense decreased by $0.3 million.
●	Noninterest income and noninterest expense changes included a $0.4 million increase in earnings from separate account life insurance and a $0.1 million increase in deferred compensation expense. Separate account life insurance income and deferred compensation expense are designed to offset each other.
●	Noninterest expense in the second quarter of 2026 included approximately $0.5 million of severance and recruitment related charges resulting from a restructuring of the executive team.

First Half of 2026 Compared to First Half of 2025

●	Net income increased $2.7 million, or 14%, to $22.4 million for the first six months of 2026. The increase was driven primarily by a $1.3 million increase in noninterest income, a $1.1 million decrease in provision for credit losses, and a $0.9 million decrease in noninterest expense. Diluted earnings per share increased 20% to $1.72 compared to $1.43 in the comparative period.
●	Net interest income increased $0.3 million due primarily to a four basis point increase in net interest margin to 3.75%, partially offset by slightly lower average earning assets. Funding costs declined meaningfully during the period, with cost of funds decreasing to 1.32% from 1.48% and cost of deposits declining to 1.14% from 1.31%.

●	Noninterest income increased $1.3 million, or 9%, compared to the first six months of 2025. The increase was driven primarily by a $0.5 million increase in earnings on separate account life insurance, a $0.3 million increase in cash surrender value income from life insurance, a $0.2 million increase in service charges and fees, and a $0.4 million gain on sale of fixed assets. These favorable variances were partially offset by lower securities gains.

●	Noninterest expense decreased $0.9 million, or 2%, compared to the first six months of 2025. The reduction was driven primarily by lower other operating expenses and deposit service costs, partially offset by increased occupancy expenses and higher professional service costs.

FINANCIAL CONDITION SUMMARY

June 30, 2026, Relative to December 31, 2025 (unless otherwise noted)

The Company’s assets totaled $3.7 billion at June 30, 2026, a decrease of $108.7 million, or 3% from December 31, 2025. The following provides a summary of key balance sheet changes during the first six months of 2026:

●	Investment securities decreased $21.4 million, or 2%, to $894.7 million primarily due to calls of U.S. government agencies and collateralized loan obligations (“CLOs”).

●	Gross loans decreased $90.8 million, or 4%, due to a $60.9 million decrease in mortgage warehouse balances, a $13.9 million decrease in residential real estate loans, a $13.4 million decrease in other commercial loans, a $1.2 million decrease in commercial real estate, and a $2.5 million decrease in farmland loans. These decreases were partially offset by an increase of $1.4 million in construction loans.
●	Mortgage warehouse average balances increased $8.0 million during the second quarter of 2026 compared to the linked quarter, while ending balances declined by $21.0 million. Average balances of commercial real estate and commercial and industrial loans decreased during the quarter, and period-end balances increased slightly. However, loan production strengthened significantly as the quarter progressed, that we believe reflects a shift in momentum entering the third quarter of 2026, driven by increasing commercial real estate and commercial and industrial lending opportunities.
●	Total deposits increased $54.6 million, or 2%. Growth was concentrated in noninterest-bearing demand deposits and non-maturing interest-bearing deposits. Customer deposits increased $57.5 million, while brokered deposits decreased $2.9 million during the period.
●	Other interest-bearing liabilities declined to $155.0 million at June 30, 2026, from $302.7 million at December 31, 2025, primarily reflecting a reduction in wholesale funding as mortgage warehouse loan balances decreased. The decline consisted of a $102.7 million reduction in overnight borrowings and a $45.0 million reduction in FHLB term advances. Customer repurchase agreements also decreased $8.5 million during the period.
●	Total capital of $366.9 million at June 30, 2026, reflects an increase of $2.0 million compared to December 31, 2025. The increase in equity during the first six months of 2026 was primarily attributable to $22.4 million in net income, partially offset by $14.4 million in share repurchases, $6.8 million in cash dividends declared, and a $1.0 million increase in accumulated other comprehensive loss, related to changes in the fair value of investment securities. The remaining difference was related to activity from stock options and restricted stock during the year.

EARNINGS PERFORMANCE

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is noninterest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as BOLI, investments in bank stocks, and investment gains. The majority of the Company’s noninterest expense is comprised of operating costs that facilitate offering a full range of banking services to its customers.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $30.4 million for the second quarter of 2026, a decrease of $0.2 million, or 1%, compared to the second quarter of 2025. The decrease was primarily attributable to lower average interest-earning asset balances and yields, substantially offset by lower funding costs. Interest expense declined $1.5 million, or 13%, from the prior-year quarter, reflecting the benefits of lower deposit and wholesale funding costs.

For the second quarter of 2026, average interest-earning assets decreased $81.2 million, or 2%, from the same period in 2025, while the yield on those assets declined eight basis points to 5.02%. The decline in average earning assets was driven primarily by lower investment securities balances and decreases in real estate loans and agricultural production loans.

Average interest-bearing liabilities decreased $23.7 million in the second quarter of 2026 compared to the same period in 2025, while the cost of those liabilities declined 26 basis points to 1.92%. The quarterly decrease was primarily attributable to a 28 basis point reduction in the cost of interest-bearing deposits and a 23 basis point reduction in the cost of borrowed funds to 1.73% and 2.81%, respectively. Average interest-bearing deposit balances declined $42.8 million from the prior-year quarter, comprised primarily of a decline in higher-cost customer time deposits which decreased $62.7 million and brokered deposits which declined $16.2 million. These changes were partially offset by higher average balances of federal funds purchased, which also increased to fund mortgage warehouse lending activity.

The reduction in funding costs more than offset the modest decline in earning asset yields, resulting in a six basis point increase in the net interest margin to 3.74% from 3.68% in the second quarter of 2025.

Net interest income for the first six months of 2026 increased $0.3 million to $61.0 million, compared to the same period in 2025. The increase resulted primarily from an improved net interest margin, driven by lower funding costs and partially offset by a modest decline in average earning assets. Average interest-earning assets decreased $19.6 million, or 1%, and the yield on those assets decreased nine basis points to 5.03%.

For the first six months of 2026, interest expense decreased $2.3 million to $21.1 million, compared to $23.4 million during the same period in 2025. The decrease was driven by a 23 basis point reduction in the cost of interest-bearing liabilities to 1.93%, partially offset by a $25.1 million increase in average interest-bearing liabilities. The reduction in funding costs contributed to a four basis point increase in net interest margin to 3.75% for the first six months of 2026, compared to 3.71% for the same period in 2025.

The Company had $1.8 billion in adjustable and variable rate loans and $214.4 million in floating rate bonds, as compared to $220.5 million in floating rate CDs and $36.1 million in floating rate trust preferred securities at June 30, 2026. The adjustable-rate loans have repricing frequencies ranging from 30-days to 10-years. Of the $1.8 billion in adjustable and variable rate loans, $793.3 million reprice or mature in the next twelve months, including $457.5 million in mortgage warehouse facilities, which generally reprice immediately as interest rates change. In addition, there were $620.2 million of fixed-term deposits that reprice or mature within twelve months. Of the $793.3 million in adjustable and variable rate loans that reprice or mature over the next twelve months, $270.5 million, or 34%, have a pricing index rate higher than the current index, while $12.7 million, or 2%, have a pricing index rate lower than the current index. The remaining balance of $510.1 million in loans are priced at the current index rate.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	June 30, 2026			June 30, 2025
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$11,265	$112	3.99%	$18,122	$211	4.67%
Taxable	695,359	7,965	4.59%	770,413	9,295	4.84%
Non-taxable	207,513	1,678	4.11%	196,364	1,577	4.08%
Total investments	914,137	9,755	4.48%	984,899	11,083	4.68%

Loans:(3)
Real estate	1,803,504	22,250	4.95%	1,849,725	22,589	4.90%
Agricultural	58,703	723	4.94%	72,933	915	5.03%
Commercial	106,435	1,531	5.77%	109,407	1,612	5.91%
Consumer	2,445	54	8.86%	3,214	64	7.99%
Mortgage warehouse facilities	422,257	6,608	6.28%	368,592	6,440	7.01%
Other	2,393	18	3.02%	2,351	14	2.39%
Total loans	2,395,737	31,184	5.22%	2,406,222	31,634	5.27%
Total interest-earning assets (4)	3,309,874	40,939	5.02%	3,391,121	42,717	5.10%
Other earning assets	17,935			17,062
Non-earning assets	318,610			280,045
Total assets	$3,646,419			$3,688,228

Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$237,488	$1,263	2.13%	$224,649	$1,420	2.54%
NOW	361,845	97	0.11%	375,695	140	0.15%
Savings accounts	366,475	111	0.12%	354,798	97	0.11%
Money market	171,583	772	1.80%	146,193	608	1.67%
Time deposits	454,295	3,216	2.84%	516,970	4,283	3.32%
Brokered deposits	228,210	2,402	4.22%	244,401	2,778	4.56%
Total interest-bearing deposits	1,819,896	7,861	1.73%	1,862,706	9,326	2.01%
Borrowed funds:
Federal funds purchased	125,005	1,171	3.76%	46,214	517	4.49%
Repurchase agreements	125,120	45	0.14%	124,636	79	0.25%
Short term borrowings	3,606	34	3.78%	24,716	277	4.50%
Long term FHLB advances	40,714	389	3.83%	80,000	780	3.91%
Long-term debt	49,514	430	3.48%	49,424	430	3.49%
Subordinated debentures	36,078	597	6.64%	35,899	655	7.32%
Total borrowed funds	380,037	2,666	2.81%	360,889	2,738	3.04%
Total interest-bearing liabilities	2,199,933	10,527	1.92%	2,223,595	12,064	2.18%
Demand deposits - noninterest-bearing	1,018,453			1,020,374
Other liabilities	63,077			91,191
Shareholders' equity	364,956			353,068
Total liabilities and shareholders' equity	$3,646,419			$3,688,228
Interest income/interest-earning assets			5.02%			5.10%
Interest expense/interest-earning assets			1.28%			1.42%
Net interest income and margin(5)		$30,412	3.74%		$30,653	3.68%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan costs and loan acquisition FMV amortization were $(0.3) million and $(0.4) million for the quarters ended June 30, 2026 and 2025, respectively.
(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the six months ended			For the six months ended
	June 30, 2026			June 30, 2025
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$17,305	$323	3.76%	$36,281	$799	4.44%
Taxable	702,349	15,957	4.58%	752,903	18,435	4.94%
Non-taxable	205,667	3,302	4.10%	196,957	3,153	4.09%
Total investments	925,321	19,582	4.46%	986,141	22,387	4.75%

Loans:(3)
Real estate	1,813,047	44,642	4.97%	1,837,146	44,576	4.89%
Agricultural	60,738	1,447	4.80%	74,615	1,945	5.26%
Commercial	109,070	3,128	5.78%	106,296	3,127	5.93%
Consumer	2,522	109	8.72%	3,250	133	8.25%
Mortgage warehouse facilities	418,286	13,197	6.36%	341,075	11,970	7.08%
Other	2,270	30	2.67%	2,356	32	2.74%
Total Loans	2,405,933	62,553	5.24%	2,364,738	61,783	5.27%
Total interest-earning assets (4)	3,331,254	82,135	5.03%	3,350,879	84,170	5.12%
Other earning assets	17,504			17,062
Non-earning assets	301,369			277,002
Total assets	$3,650,127			$3,644,943
Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$230,847	$2,366	2.07%	$216,258	$2,712	2.53%
NOW	359,261	173	0.10%	377,009	259	0.14%
Savings accounts	365,002	216	0.12%	353,727	187	0.11%
Money market	163,073	1,387	1.72%	145,646	1,180	1.63%
Time Deposits	456,874	6,421	2.83%	524,095	8,694	3.35%
Brokered deposits	273,453	5,621	4.15%	244,480	5,665	4.67%
Total interest-bearing deposits	1,848,510	16,184	1.77%	1,861,215	18,697	2.03%
Borrowed funds:
Federal funds purchased	84,121	1,565	3.75%	23,325	519	4.49%
Repurchase agreements	126,765	107	0.17%	118,533	148	0.25%
Short term borrowings	3,796	72	3.82%	14,437	323	4.51%
Long term FHLB advances	59,144	1,138	3.88%	80,000	1,550	3.91%
Long-term debt	49,503	861	3.51%	49,413	860	3.51%
Subordinated debentures	36,056	1,188	6.64%	35,877	1,308	7.35%
Total borrowed funds	359,385	4,931	2.77%	321,585	4,708	2.95%
Total interest-bearing liabilities	2,207,895	21,115	1.93%	2,182,800	23,405	2.16%
Demand deposits - noninterest-bearing	1,012,146			1,011,895
Other liabilities	64,702			96,967
Shareholders' equity	365,384			353,281
Total liabilities and shareholders' equity	$3,650,127			$3,644,943
Interest income/interest-earning assets			5.03%			5.12%
Interest expense/interest-earning assets			1.28%			1.41%
Net interest income and margin(5)		$61,020	3.75%		$60,765	3.71%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)	Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $(0.6) million and $(0.7) million for the six months ended June 30, 2026, and 2025, respectively.
(4)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended June 30,				Six months ended June 30,
	2026 over 2025				2026 over 2025
	Increase (decrease) due to				Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(80)	$(31)	$12	$(99)	$(418)	$(122)	$64	$(476)
Taxable	(906)	(470)	46	(1,330)	(1,238)	(1,329)	89	(2,478)
Non-taxable	22	11	68	101	177	9	(37)	149
Total investments (1)	(964)	(490)	126	(1,328)	(1,479)	(1,442)	116	(2,805)
Loans:
Real estate	(564)	231	(6)	(339)	(585)	660	(9)	66
Agricultural	(178)	(17)	3	(192)	(362)	(167)	31	(498)
Commercial	(44)	(38)	1	(81)	82	(79)	(2)	1
Consumer	(15)	7	(2)	(10)	(29)	7	(2)	(24)
Mortgage warehouse	938	(672)	(98)	168	2,710	(1,209)	(274)	1,227
Other	—	4	—	4	(1)	(1)	—	(2)
Total loans (1)	137	(485)	(102)	(450)	1,815	(789)	(256)	770
Total interest-earning assets (1)	$(827)	$(975)	$24	$(1,778)	$336	$(2,231)	$(140)	$(2,035)
Liabilities
Interest-bearing deposits:
Demand deposits	$81	(225)	(13)	$(157)	$183	$(496)	(33)	$(346)
NOW	(5)	(39)	1	(43)	(12)	(78)	4	(86)
Savings accounts	3	11	—	14	6	22	1	29
Money market	105	50	9	164	141	59	7	207
Time deposits	(519)	(624)	76	(1,067)	(1,115)	(1,328)	170	(2,273)
Brokered deposits	(184)	(206)	14	(376)	672	(640)	(76)	(44)
Total interest-bearing deposits (1)	(519)	(1,033)	87	(1,465)	(125)	(2,461)	73	(2,513)
Borrowed funds:
Federal funds purchased	881	(84)	(143)	654	1,353	(85)	(222)	1,046
Repurchase agreements	—	(34)	—	(34)	10	(48)	(3)	(41)
Short term borrowings	(237)	(44)	38	(243)	(238)	(49)	36	(251)
Long-term FHLB Advances	(383)	(16)	8	(391)	(404)	(11)	3	(412)
Long term debt	1	(1)	—	—	2	(1)	—	1
Subordinated debentures	3	(61)	—	(58)	7	(126)	(1)	(120)
Total borrowed funds (1)	265	(240)	(97)	(72)	730	(320)	(187)	223
Total interest-bearing liabilities (1)	(254)	(1,273)	(10)	(1,537)	605	(2,781)	(114)	(2,290)
Net interest income (1)	$(573)	$298	$34	$(241)	$(269)	$550	$(26)	$255
(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume and rate analysis indicates that lower funding costs remained the primary driver of earnings performance during both the quarterly and year-to-date periods. Favorable deposit and borrowing cost repricing largely offset pressure from lower investment balances and reduced earning asset yields, while growth in mortgage warehouse lending provided a meaningful positive volume contribution.

Variances in net interest income were the result of changes discussed under the “Net Interest Income and Net Interest Margin” heading.

PROVISION FOR CREDIT LOSS EXPENSE

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings, which are reflected in the income statement as the provision for credit losses on loans. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded a provision for credit loss expense on loans of $2.3 million for the second quarter of 2026, compared to $1.2 million for the second quarter of 2025. For the first six months of 2026, the provision for credit losses on loans was $2.4 million, compared to $3.2 million for the same period in 2025. A $2.5 million specific reserve established on an agricultural production loan during the second quarter of 2026 was the primary driver of the increase in credit loss expense for the quarterly comparison. Following the end of the second quarter, the Company received a $0.5 million payment on this loan. Management continues to work with the borrower to evaluate and pursue various resolution alternatives for this credit.

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

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest Income/Expense

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
Noninterest income:	2026	2025	2026	2025
Service charges and fees on deposit accounts
Interchange income on debit cards	$2,077	$2,056	$4,018	$4,008
Business analysis fees	1,174	1,123	2,204	2,157
Overdraft fee income	1,313	1,255	2,637	2,500
Other service charges and fees	1,423	1,421	2,801	2,771
Net gain on sale of securities available-for-sale	—	1	—	124
Gain (loss) on sale of fixed assets	—	(19)	360	(22)
Increase in cash surrender value of life insurance	416	343	835	581
Earnings on separate account life insurance	1,386	973	1,006	470
Other	781	1,400	2,678	2,606
Total noninterest income	$8,570	$8,553	$16,539	$15,195
As a % of average interest-earning assets (1)	1.04%	1.01%	1.00%	0.91%

Noninterest expense:
Salaries and employee benefits
Salary and incentives	$10,403	$10,463	$20,811	$21,150
Employee benefits	2,009	1,953	4,297	4,253
Deferred compensation	136	128	139	144
Occupancy costs	3,204	3,142	6,289	6,120
Advertising and marketing costs	338	405	670	753
Data processing costs	1,657	1,566	3,240	3,064
Deposit services costs	1,983	2,118	3,931	4,109
Loan services costs
Loan processing	117	113	231	251
Foreclosed assets	1	(2)	18	2
Other operating costs	772	1,078	1,551	2,006
Professional services costs
Legal and accounting services	572	419	1,129	1,070
Director's costs	337	309	692	619
Deferred directors' fees cost/(benefit)	1,039	948	467	504
Other professional services	694	711	1,394	1,417
Stationery and supply costs	100	132	197	233
Debit card and fraud loss	148	284	278	489
Total noninterest expense	$23,510	$23,767	$45,334	$46,184
As a % of average interest-earning assets (1)	2.85%	2.81%	2.74%	2.78%
(1)	Annualized

Noninterest Income:

Total noninterest income was unchanged at $8.6 million compared to the second quarter of 2025. Favorable variances included a $0.4 million increase in earnings on separate account BOLI, a $0.1 million increase in service charges and fees on deposit accounts, and a modest increase in cash surrender value income from life insurance. These improvements were largely offset by a $0.6 million decrease in other income, mainly due to a decrease in gain on life insurance proceeds.

For the first six months of 2026, noninterest income increased $1.3 million, or 9%, to $16.5 million compared to $15.2 million for the same period in 2025. The increase was driven primarily by a $0.5 million increase in earnings on separate account life insurance, a $0.3 million increase in cash surrender value income from life insurance, a $0.2 million increase in service charges and fees on deposit accounts, and a $0.4 million favorable variance from gains on sales of fixed assets. These favorable changes were partially offset by lower gains on sale of investment securities.

The Company’s non-qualified deferred compensation plan for officers and directors, allows participants to defer a portion of their earnings and select from various hypothetical investment alternatives to determine their individual returns. The Company economically offsets this liability with separate account life insurance policies that are invested in similar underlying fund types within the life insurance policy. Because the deferred compensation liability and the separate account life insurance asset are not contractually linked, differences in balances, fund performance, and insurance costs can result in temporary timing mismatches between changes in separate account life insurance income and the related deferred compensation expense.

Earnings on separate account life insurance were $1.4 million for the second quarter of 2026, compared to a loss of $0.4 million in the linked quarter and earnings of $1.0 million in the second quarter of 2025. For the first six months of 2026, earnings on separate account life insurance totaled $1.0 million, compared to $0.5 million for the same period in 2025. These changes reflect market-driven fluctuations in the value of the underlying investment alternatives and do not represent changes in the operating performance or credit quality of the Company.

The majority of the related deferred compensation expense or benefit is reported within professional services expense under deferred directors' fees, as it primarily relates to directors' deferred compensation elections. Deferred directors' fee expense was $1.0 million during the second quarter of 2026, compared to a benefit of $0.6 million in the linked quarter and expense of $0.9 million in the second quarter of 2025. For the first six months of 2026 and 2025, deferred directors' fee expense totaled $0.5 million.

Noninterest Expense:

Total noninterest expense decreased $0.3 million, or 1%, compared to the second quarter of 2025. Salaries and benefits expense remained essentially unchanged from the prior year quarter. Other noninterest expense decreased $0.3 million, primarily due to lower deposit service costs and other operating expenses. These favorable variances were partially offset by higher deferred compensation expense, legal and accounting costs, and directors' fees.

For the first six months of 2026, noninterest expense decreased $0.9 million, or 2%, to $45.3 million from $46.2 million for the same period in 2025. Salaries and benefits decreased $0.3 million, while other noninterest expense declined $0.7 million. The improvement was primarily attributable to lower deposit service costs, lower operating expenses, and reduced sundry and teller expenses, partially offset by higher occupancy costs, legal and accounting expenses, and director-related costs. In addition, we had $0.5 million in severance and recruiting costs related to an executive leadership restructuring during the quarter, which was offset by a reduction in overall staff. These results reflect management's continued focus on maintaining a relatively flat expense base while selectively investing in strategic growth initiatives, technology enhancements, regulatory compliance, and customer service capabilities.

Overall full-time equivalent employees were 452 at June 30, 2026, as compared to 465 at December 31, 2025, and 494 at June 30, 2025.

PROVISION FOR INCOME TAXES

The Company records its provision for income taxes using the annual effective tax rate method prescribed by ASC 740, Income Taxes. Under this methodology, income tax expense is determined by applying the Company's estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete tax items recognized in the period in which they occur. The estimated annual effective tax rate reflects the impact of tax-exempt income, tax credits, and other permanent differences between book and taxable income. Permanent differences include, but are not limited to, tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Tax credits consist primarily of those generated by investments in low-income housing tax credit funds. The Company's effective tax rate was 25.3% for the second quarter of 2026, unchanged from the second quarter of 2025 and as compared to 25.2% in the linked first quarter of 2026. For the first six months of 2026, the effective tax rate was 25.2%, compared to 25.5% for the same period in 2025. The lower year-to-date effective tax rate reflects the continued benefit of tax-exempt income and tax credit investments as a percentage of pre-tax earnings.

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

The investment portfolio is reflected on the balance sheet as investment securities and totaled $894.7 million, or 24% of total assets at June 30, 2026, and $916.1 million, or 24% of total assets at December 31, 2025. The modest decrease was due to regularly scheduled maturities and paydowns.

The Company carries “available-for-sale” investments at their fair market values and “held-to-maturity” investments at amortized cost, net of allowance for credit losses. The Company currently has the intent and ability to hold investment securities to maturity, but the securities are all marketable. The expected effective duration was 3.1 years for available-for-sale investments and 5.2 years for held-to-maturity investments at June 30, 2026, as compared to 2.8 years for available-for-sale investments and 5.6 years for held-to-maturity investments at December 31, 2025.

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2026		December 31, 2025
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$18,083	2.02%	$32,901	3.59%
Mortgage-backed securities	271,949	30.40%	259,760	28.35%
State and political subdivisions	54,881	6.13%	46,921	5.12%
Corporate bonds	84,019	9.39%	86,467	9.44%
Collateralized loan obligations	182,890	20.44%	199,281	21.75%
Total available for sale	611,822	68.38%	625,330	68.25%
Held to maturity
U.S. government agencies	4,320	0.48%	4,523	0.49%
Mortgage-backed securities	108,476	12.12%	115,228	12.58%
State and political subdivisions	170,084	19.02%	171,060	18.68%
Total held to maturity	282,880	31.62%	290,811	31.75%
Total securities	$894,702	100.00%	$916,141	100.00%

The fair value of investment securities pledged as collateral for borrowings and/or potential borrowings from the FHLB and the FRB, customer repurchase agreements, and other purposes as required or permitted by law totaled $362.5 million at June 30, 2026, and $367.5 million at December 31, 2025, leaving $528.1 million in unpledged debt securities at June 30, 2026, and $548.6 million at December 31, 2025. Securities pledged in excess of actual pledging needs and thus available for liquidity purposes, if needed, totaled $204.3 million at June 30, 2026, and $192.3 million at December 31, 2025.

At June 30, 2026, the Company’s investment portfolio included 231 municipal bonds issued by 201 different government municipalities and agencies located within 28 different states, with an aggregate fair value of $229.8 million. The largest exposure to any single municipality or agency was a combined $5.2 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 100 subordinated debentures issued by bank-holding companies totaling $84.0 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for the Company’s largest geographic concentrations:

	June 30, 2026		December 31, 2025
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$85,929	$86,220	$86,922	$85,424
California	74,235	71,175	50,945	49,130
Other (22 & 22 states, respectively)	47,590	50,077	60,220	61,092
Total general obligation bonds	207,754	207,472	198,087	195,646

Revenue bonds
State of issuance
Texas	4,196	4,021	5,534	5,378
California	2,374	2,182	3,583	3,586
Other (13 & 13 states, respectively)	15,558	16,091	16,481	16,416
Total revenue bonds	22,128	22,294	25,598	25,380
Total obligations of states and political subdivisions	$229,882	$229,766	$223,685	$221,026

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company maintains it has intent and ability to hold these securities until the amortized cost basis of each security is recovered and likewise concluded as of both June 30, 2026, and December 31, 2025, that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for Management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of June 30, 2026, and December 31, 2025, was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●	U.S. government agencies are supported by the full faith and creditworthiness of the U.S. federal government and Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either June 30, 2026, or December 31, 2025.
●	Mortgage-backed securities issued by government-sponsored enterprises (“GSEs”) carry an implicit guarantee by the U.S. federal government, as the GSEs can draw funds from the U.S. federal government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either June 30, 2026, or December 31, 2025.
●	Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio. On a quarterly basis Management receives financial information from a third-party service in order to monitor the underlying issuer’s financial stability. In addition, Management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s state and local portfolio. As of both June 30, 2026, and December 31, 2025, Management concluded that no allowance for credit losses was warranted on any of the Company’s available-for-sale municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.
●	The Company has invested in corporate debt issuances of other financial institutions. Various financial metrics, including credit quality, reserve adequacy, profitability and capital, of each of the issuing financial institutions are reviewed by Management quarterly. Following review of the financial metrics available for each of the underlying institutions as of June 30, 2026, and December 31, 2025, Management concluded the unrealized loss position of these securities were related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to a credit review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews.
●	The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to a credit, concentration, and structure review by the credit administration department prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating, in addition to various performance metrics available through a third-party informational service, of these investments on a quarterly basis. Following review of financial metrics as of both June 30, 2026, and December 31, 2025, Management concluded that the unrealized loss position of these securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads due to changes in supply or demand, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

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

Loan Distribution

(dollars in thousands, unaudited)

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Real estate:
Residential real estate	$345,575	14.07%	$359,514	14.12%
Commercial real estate	1,389,730	56.57%	1,390,890	54.61%
Other construction/land	15,851	0.65%	14,414	0.57%
Farmland	65,759	2.68%	68,307	2.68%
Total real estate	1,816,915	73.97%	1,833,125	71.98%
Other commercial	179,164	7.29%	192,577	7.56%
Mortgage warehouse facilities	457,457	18.64%	518,333	20.35%
Consumer loans	2,524	0.10%	2,810	0.11%
Total loans	$2,456,060	100.00%	$2,546,845	100.00%

The decrease in gross loan balances compared to December 31, 2025, was primarily driven by a $60.9 million reduction in mortgage warehouse facilities balances, reflecting normal fluctuations in mortgage origination activity and secondary market demand. Other changes in loan balances were primarily attributable to scheduled paydowns, payoffs, and normal customer activity. Despite the decline in period-end balances, mortgage warehouse average balances increased $8.0 million during the second quarter of 2026 compared to the linked quarter. Average balances of commercial real estate and commercial and industrial loans declined modestly during the quarter, while period-end balances remained relatively stable. As the quarter progressed, however, loan production strengthened significantly, that we believe reflects a shift in momentum entering the third quarter of 2026. This improvement was particularly evident within the commercial real estate and commercial and industrial portfolios and resulted in an enhanced pipeline of lending opportunities entering the second half of the year.

The Company's loan portfolio remains diversified, with commercial real estate representing 57% of total loans, mortgage warehouse facilities representing 19%, residential real estate comprising 14%, and other commercial loans representing

7% of the portfolio at June 30, 2026. Commercial real estate balances remained relatively stable during the first six months of the year despite elevated payoff activity, reflecting continued success in replacing runoff with new production.

As indicated in the loan rollforward table below, new credit extended for the second quarter of 2026 increased $41.6 million over the linked quarter to $49.4 million and increased $1.2 million over the same period in 2025. The Company also had $59.6 million in loan paydowns and maturities, a $27.4 million decline in line of credit utilization, and a decrease of $60.9 million in mortgage warehouse facilities utilization for the first half of 2026.

LOAN ROLLFORWARD
(Dollars in Thousands, Unaudited)
	For the three months ended:			For the six months ended:
	6/30/2026	3/31/2026	6/30/2025	6/30/2026	6/30/2025
Gross loans beginning balance	$2,466,891	$2,546,880	$2,306,762	$2,546,880	$2,331,341
New credit extended	49,370	7,811	48,147	57,181	114,517
Changes in line of credit utilization (1)	(4,841)	(22,592)	2,587	(27,433)	(9,542)
Change in mortgage warehouse	(20,997)	(39,880)	118,665	(60,877)	75,496
Pay-downs, maturities, charge-offs and amortization	(34,217)	(25,328)	(41,556)	(59,545)	(77,207)
Gross loans ending balance	2,456,206	2,466,891	2,434,605	$2,456,206	$2,434,605
Deferred costs and (fees), net	(146)	(97)	4	(146)	4
Gross loans, amortized cost	$2,456,060	$2,466,794	$2,434,609	$2,456,060	$2,434,609
(1)	Change does not include new balances on lines of credit extended during the respective periods as such balances are included as part of “New credit extended” line above.

At June 30, 2026, the total regulatory CRE concentration ratio of total CRE over Tier 1 Capital plus allowance was 235.9% as compared to 242.1% at December 31, 2025. The overall level of construction and land development lending was 3.4% of regulatory capital plus allowance for credit losses at June 30, 2026. At June 30, 2026, non-owner occupied commercial real estate included $304.7 million of retail; $137.2 million of warehouse/industrial; $147.7 million of office; and $256.0 million of hospitality. Approximately $25.1 million, or 17% of the office real estate matures or reprices in less than two years.

NONPERFORMING ASSETS

Nonperforming assets are currently comprised of loans for which the Company is no longer accruing interest and foreclosed assets.

Nonperforming assets

(dollars in thousands, unaudited)

	June 30, 2026	December 31, 2025	June 30, 2025
Nonperforming loans:
Real estate:
Residential real estate	$358	$210	$270
Commercial real estate	—	—	1,872
Other construction/land	—	—	—
Farmland	3,105	1,717	1,717
Total real estate nonperforming loans	3,463	1,927	3,859
Other commercial	7,079	11,304	11,122
Consumer loans	2	—	—
Total nonperforming loans	10,544	13,231	14,981

Foreclosed assets	—	1,565	—
Total nonperforming assets	$10,544	$14,796	$14,981
Nonperforming loans as a % of total gross loans	0.43%	0.52%	0.62%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.43%	0.58%	0.62%

Total nonperforming assets, comprised of nonaccrual loans and foreclosed assets, declined $4.3 million to $10.5 million at June 30, 2026, compared to $14.8 million at December 31, 2025. The improvement was primarily attributable to lower nonaccrual loan balances, reflecting resolutions and paydowns within the Company's criticized loan portfolio. The increase in nonaccrual Farmland balances was primarily attributable to a single relationship which management believes is well secured and has a current loan-to-value ratio of approximately 61%. Additionally, the Company sold its only foreclosed asset during the first six months of 2026, eliminating foreclosed assets from the balance sheet.

The Company’s ratio of nonperforming loans to gross loans decreased to 0.43% at June 30, 2026, compared to 0.52% at December 31, 2025, reflecting both the reduction in nonperforming loan balances and a modest decline in total loan balances during the quarter.

The Company had no foreclosed assets at June 30, 2026, compared to $1.6 million at December 31, 2025, as the remaining foreclosed property was resolved during the first quarter of 2026. All nonperforming assets are individually evaluated for credit losses on a quarterly basis, and Management believes the allowance for credit losses allocated to these loans is appropriate.

An action plan is in place for each non-accruing loan, and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but the Company cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

At June 30, 2026, loans past due 30 to 89 days and still accruing totaled $5.4 million compared to $6.8 million at December 31, 2025. Approximately $4.6 million of this balance related to a single commercial real estate loan that became 30 days past due near the end of the second quarter of 2026. Management believes the loan is well secured, with an estimated current loan-to-value ratio of approximately 51%, and therefore does not consider the credit to present a significant loss exposure. All of these past due loans are under Management supervision, and every effort is being taken to assist the borrowers and manage credit risk in this regard.

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

The following tables highlight the coverage ratios by loan category at June 30, 2026, and December 31, 2025 (dollars in thousands, unaudited):

	As of June 30, 2026
	Balance	Total Allowance	Percent of Portfolio	Coverage Ratio (1)
Real estate:
Commercial real estate	$1,389,730	$15,913	56.58%	1.15%
Other construction/land	15,851	307	0.65%	1.94%
Farmland	65,759	532	2.68%	0.81%
Total real estate (2)	1,471,340	16,752	59.91%	1.14%
Other Commercial	179,164	4,895	7.29%	2.73%
Consumer loans (including overdrafts)	2,524	108	0.10%	4.28%
Subtotal (2) (3)	1,653,028	21,755	67.30%	1.32%
Residential real estate	345,575	1,320	14.07%	0.38%
Mortgage warehouse facilities	457,457	525	18.63%	0.11%
Gross loans, amortized cost	$2,456,060	$23,600	100.00%	0.96%

	As of December 31, 2025
	Balance	Total Allowance	Percent of Portfolio	Coverage Ratio (1)
Real estate:
Commercial real estate	$1,390,890	$16,354	54.61%	1.18%
Other construction/land	14,414	296	0.57%	2.05%
Farmland	68,307	496	2.68%	0.73%
Total real estate (2)	1,473,611	17,146	57.86%	1.16%
Other Commercial	192,577	2,146	7.56%	1.11%
Consumer loans (including overdrafts)	2,810	112	0.11%	3.99%
Subtotal (2) (3)	1,668,998	19,404	65.53%	1.16%
Residential real estate	359,514	1,411	14.12%	0.39%
Mortgage warehouse facilities	518,333	665	20.35%	0.13%
Gross loans, amortized cost	$2,546,845	$21,480	100.00%	0.84%

(1)	Coverage ratio equals allowance for credit losses on loans divided by total loans on the amortized cost basis.
(2)	Does not include residential real estate.
(3)	Does not include mortgage warehouse facilities.

The allowance for credit losses on loans was $23.6 million, or 0.96% of gross loans, at June 30, 2026, compared to $21.5 million, or 0.84% of gross loans, at December 31, 2025. The Company's overall coverage ratio is influenced by the composition of its loan portfolio, which includes significant concentrations in mortgage warehouse and residential real estate loans that have historically experienced minimal credit losses and therefore require comparatively low reserve allocations. At June 30, 2026, mortgage warehouse and residential real estate loans totaled $803.0 million, representing approximately 33% of total loans, while the related allowance was $1.8 million, or 0.23% of the outstanding balances. As a result, these portfolios reduce the Company's overall allowance coverage ratio. Excluding mortgage warehouse and residential real estate loans, the allowance for credit losses totaled $21.8 million and represented 1.32% of the remaining loan portfolio, compared to 1.16% at December 31, 2025. The Company's commercial real estate portfolio, which represents its largest loan segment, maintained a reserve coverage ratio of 1.15% at June 30, 2026. The increase in the allowance during the first six months of 2026 was driven primarily by higher reserve levels within the other commercial loan portfolio, including increased specific reserves related to individually evaluated credits and changes in management's assessment of credit risk.

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the year ended
	June 30,	June 30,	June 30,	June 30,	December 31,
Balances:	2026	2025	2026	2025	2025
Average gross loans outstanding during period (1)	$2,395,737	$2,406,222	$2,405,933	$2,195,352	$2,409,304
Gross Loans outstanding at end of period	$2,456,206	$2,434,605	$2,456,206	$2,320,629	$2,546,880

Allowance for credit losses on loans:
Balance at beginning of period	$21,250	$27,050	$21,480	$24,830	$24,830
Provision charged to expense	2,283	1,210	2,360	3,171	6,095
Charge-offs
Real estate
Commercial real estate	—	1,147	90	1,147	1,421
Total real estate	—	1,147	90	1,147	1,421
Other commercial	30	5,418	117	5,475	8,022
Consumer loans	131	166	348	496	907
Total	$161	$6,731	$555	$7,118	$10,350
Recoveries
Real estate
Farmland	$—	$—	$—	$410	$410
Total real estate	—	—	—	410	410
Other commercial	184	11	226	24	42
Consumer loans	44	140	89	363	453
Total	$228	$151	$315	$797	$905
Net loan (recoveries) charge-offs	$(67)	$6,580	$240	$6,321	$9,445
Balance at end of period	$23,600	$21,680	$23,600	$21,680	$21,480

RATIOS
Net (recoveries) charge-offs to average loans (annualized)	(0.01)%	1.10%	0.02%	0.18%	0.39%
Allowance for credit losses on loans to gross loans at end of period	0.96%	0.89%	0.96%	0.98%	0.84%
Net loan (recoveries) charge-offs to allowance for credit losses on loans at end of period	(0.28)%	30.35%	1.02%	13.42%	43.97%
Net loan (recoveries) charge-offs to provision for credit losses on loans	(2.93)%	543.80%	10.17%	134.99%	154.96%
(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down.

A summary of the Company’s unfunded commitments and utilization is presented below (dollars in thousands, unaudited):

	June 30, 2026		December 31, 2025		June 30, 2025
	Line Available (2)	Utilization %	Line Available (2)	Utilization %	Line Available (2)	Utilization %
Real estate:
Residential real estate	$12,457	48.15%	$15,726	44.50%	$18,792	40.69%
Commercial real estate	20,230	87.59%	23,203	86.93%	29,150	84.50%
Other construction/land	985	92.15%	2,634	79.10%	5,781	54.22%
Farmland	3,372	79.32%	3,126	80.20%	4,968	66.73%
Total real estate	37,044	82.84%	44,689	80.92%	58,691	76.27%
Other commercial	172,504	48.94%	187,084	48.81%	202,473	44.39%
Consumer	4,461	22.62%	4,580	24.29%	4,789	23.81%
Subtotal (1)	214,009	61.75%	236,353	61.00%	265,953	56.94%
Mortgage warehouse facilities	336,543	57.61%	247,667	67.67%	334,604	54.57%
Overdrafts - Commercial and Consumer	66,452	1.46%	69,112	1.40%	69,944	1.24%
Total	$617,004	56.58%	$553,132	61.64%	$670,501	52.95%

Unused commitment as a percent of gross loans, amortized cost	25.12%		21.72%		27.54%
Unused mortgage warehouse facilities as percent of gross loans, amortized cost	13.70%		9.72%		13.74%
(1)	Excludes mortgage warehouse facilities and overdraft lines.

Included in unused commitments are mortgage warehouse facilities, which are mostly in the form of repurchase lines. The repurchase agreement structure provides stronger credit protection to the Company, as well as more favorable regulatory capital treatment, as these repurchase lines are not considered off-balance sheet commitments for regulatory capital purposes as they are unconditionally cancellable.

The Company also had undrawn letters of credit issued to customers totaling $5.7 million at June 30, 2026, and December 31, 2025. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should the Company be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the FHLB on the Company’s behalf as security for certain local agency deposits which totaled $87.7 million at June 30, 2026. That letter of credit is backed by loans pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business, as well as non-earning deposits at other financial institutions. The Company’s balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held in the branches, and the reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the FRB and the FHLB. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company could let brokered deposits or other wholesale borrowings roll off as they mature, or invest excess liquidity into investments or loans, subject to the Company’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $107.6 million at June 30, 2026, relative to $71.4 million at December 31, 2025.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.9 million during the first six months of 2026, to $14.1 million. This decline was mostly a result of the sale of a bank owned real estate property and depreciation in the first six months of 2026.

Goodwill was $27.4 million at June 30, 2026, unchanged during the first half of 2026. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. The annual goodwill impairment test was last performed on October 1, 2025, and it was determined that no impairment existed. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2026.

Bank-owned life insurance, with a balance of $70.1 million at June 30, 2026, increased $0.8 million during the first six months of 2026. Additional details are discussed above in the “Noninterest Income and Noninterest Expense” section.

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

Deposit Distribution

(dollars in thousands, unaudited)

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$1,026,320	35.02%	$995,623	34.61%
Interest bearing demand deposits	235,042	8.02%	224,745	7.81%
NOW	356,472	12.16%	357,001	12.41%
Savings	364,455	12.43%	365,064	12.69%
Money market	179,706	6.13%	151,760	5.28%
Customer time deposits	451,819	15.42%	462,153	16.07%
Brokered deposits	317,177	10.82%	320,090	11.13%
Total deposits	$2,930,991	100.00%	$2,876,436	100.00%

Total deposits increased $54.6 million, or 1.9%, to $2.93 billion at June 30, 2026, from $2.88 billion at December 31, 2025. The increase was primarily driven by growth in core deposit categories, including a $30.7 million increase in noninterest-bearing demand deposits and a $27.9 million increase in money market deposits.

The growth in noninterest-bearing demand deposits improved the Company's funding mix, with such deposits representing 35.0% of total deposits at June 30, 2026, compared to 34.6% at December 31, 2025. Interest-bearing transaction accounts increased $9.8 million, while savings balances remained relatively stable. Partially offsetting these increases were declines in customer time deposits and brokered deposits of $10.3 million and $2.9 million, respectively, reflecting the Company's continued emphasis on lower-cost funding sources.

Overall uninsured deposits are estimated to be $734.2 million, or 25% of total deposit balances, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep account or a time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $285 million of combined pass-through FDIC insurance which would more than cover each of the Bank’s deposit customers if a customer desired to have such pass-through insurance. The Bank maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At June 30, 2026, the Company had approximately 114,000 accounts, and the 25 largest deposit balance customers had balances of approximately 11% of overall deposits. During the first half of 2026, except for seasonal fluctuations in the normal course of business, there have been no material changes in the composition of our 25 largest deposit balance customers.

OTHER INTEREST-BEARING LIABILITIES

Customer repurchase agreements were $122.4 million at June 30, 2026, as compared to $130.9 million at December 31, 2025. Customer repurchase agreements allow customers to sweep excess deposit balances over the FDIC insurance limit each day into a separate repurchase agreement account. Monies in that account are used daily by the customer to purchase specific government debt securities from the Company under an agreement from the Company to repurchase the same securities from the customer on the next business day. These accounts are not deposits and are not FDIC insured. However, the repurchase agreement provides a customer with a larger account balance to have their account effectively secured with US government securities.

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

At June 30, 2026, the Company had $120.0 million in overnight borrowings and $35.0 million of term FHLB borrowings, as compared to $222.7 million in overnight borrowings and $80.0 million of term FHLB borrowings at December 31, 2025.

Long-term debt at June 30, 2026, consisted of $49.5 million of subordinated debt. This remained relatively unchanged from December 31, 2025. Subordinated debentures related to $36.1 million of trust preferred securities at June 30, 2026, were $0.1 million higher than at December 31, 2025. The small increase resulted from the amortization of the discount on junior subordinated debentures that were part of the Company’s acquisition of Coast Bancorp in 2016. Trust preferred securities are variable rate instruments benchmarked against the Secured Overnight Financing Rate (SOFR).

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $59.2 million at June 30, 2026, as compared to $68.2 million at December 31, 2025, a decrease of $9.1 million or 13%.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

The Company continues to have substantial liquidity through unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio was 84% at June 30, 2026, and 89% at December 31, 2025, compared to an internal policy guideline of less than 90%.

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

At June 30, 2026, and December 31, 2025, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	6/30/2026	12/31/2025
Cash and cash equivalents	$142,695	$135,628
Unpledged investment securities	528,091	551,406
Excess pledged securities	52,540	35,620
FHLB borrowing availability	611,578	629,481
Unsecured lines of credit	366,785	250,785
Funds available through fed discount window	243,782	254,908
Totals	$1,945,471	$1,857,828

Available funding sources, detailed above, of $1.9 billion represented 66% of total deposits and 265% of estimated uninsured and/or uncollateralized deposits as of June 30, 2026. Unpledged investment securities include $132.6 million of CLOs. As CLO rates reset every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower-rate fixed term securities such as US government bonds or municipal bonds.

The Company performs regular stress tests on its liquidity, and at this time, Management believes it has sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since the Company utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at June 30, 2026, and December 31, 2025. Other sources of liquidity include the brokered deposit market, deposit listing services, Intrafi, and the ability to offer local time-deposit campaigns. Management is of the opinion that available investments and other potentially liquid assets, along with standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio was 19.1% at June 30, 2026, as compared to an internal policy guideline of “greater than 15%”. Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at June 30, 2026, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that the liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of June 30, 2026, the holding company maintained a cash balance of $4.4 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC.

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. The Company’s market risk exposure is primarily driven by interest rate risk and Management has established policies and procedures to monitor and limit the Company’s exposure to changes in interest rates. The principal objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital under a variety of interest rate scenarios.

To identify areas of potential exposure to interest rate changes, the Company utilizes a third-party that uses commercially-available modeling software to perform periodic earnings simulations using a dynamic balance sheet and calculate the Company’s market value of equity under varying interest rate scenarios. The model imports relevant information for the Company’s financial instruments and incorporates Management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Assumptions regarding deposit betas in a rates up environment can range from 25% to 100% and from 0% to 100% in a rates down environment, depending on the deposit type. Deposit average life assumptions range from two to nine years based on the Company’s own historical averages. Prepayment speeds are based on expectations derived from historical market data. Various rate scenarios consisting of key rate and yield curve projections are then applied in order to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, the Company typically uses at least eight other interest rate scenarios in conducting rolling 12-month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, 300, and 400 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations considering economic conditions and expectations at the time the modeling is performed. The Company’s guideline is to limit any projected decline in net interest income relative to the stable rate scenario to no more than 10% for a 100 basis point interest rate shock, 15% for a 200 basis point shock, 20% for a 300 basis point shock, and 25% for a 400 basis point shock.

The Company had the following estimated net interest income sensitivity profiles over one year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration or any shifts in the Company’s projected balance sheet in different rate environments (dollars in thousands, unaudited):

	June 30, 2026		June 30, 2025
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	(1.9)%	$(2,522)	4.9%	$6,787
+300	(1.2)%	$(1,623)	3.8%	$5,239
+200	(0.6)%	$(781)	2.7%	$3,695
+100	(0.1)%	$(166)	1.5%	$2,020
Base
-100	(2.5)%	$(3,359)	(3.9)%	$(5,437)
-200	(5.7)%	$(7,538)	(8.1)%	$(11,156)
-300	(8.8)%	$(11,671)	(12.5)%	$(17,242)
-400	(7.1)%	$(9,445)	(16.9)%	$(23,424)

The table above presents the estimated impact of immediate, parallel shifts in interest rates across all yield curves and represents an extreme scenario. Management utilizes this analysis as one tool in evaluating the Company's overall interest rate risk profile.

The Company's interest rate risk profile remained within internal policy limits at June 30, 2026. Compared to June 30, 2025, the balance sheet exhibited substantially less sensitivity to changes in market interest rates. In rising-rate scenarios, projected changes in net interest income ranged from a decrease of 0.1% to a decrease of 1.9%, compared to projected increases ranging from 1.5% to 4.9% at June 30, 2025. The reduction in asset sensitivity reflects changes in the composition and repricing characteristics of the Company's balance sheet, including less longer-term fixed-rate funding.

While the Company remains more sensitive to declining interest rates than rising interest rates, the potential adverse impact of falling rates improved significantly from the prior year. Under a 400 basis point declining-rate scenario, net interest income is projected to decrease 7.1% at June 30, 2026, compared to a 16.9% decrease at June 30, 2025. Similarly, the projected decline under a 200 basis point shock improved to 5.7% from 8.1% in the prior year. Management believes this improvement reflects the benefit of lower funding costs already realized during the current interest rate cycle, as well as a more balanced overall interest rate risk position, with increased levels of funding that will reprice as rates fall.

The simulation results indicate that the Company's primary interest rate risk continues to be associated with declining market rates, as variable-rate earning assets generally reprice downward more rapidly than interest-bearing liabilities. However, the magnitude of this exposure has moderated compared to prior periods, resulting in a more balanced earnings profile across a wide range of potential interest rate environments. All modeled interest rate shock scenarios remain within the Company's Board-approved policy limits.

Management also evaluates a variety of alternative interest rate paths and stress scenarios that do not assume instantaneous parallel shifts in the yield curve, including forecasts in which short-term and long-term interest rates move independently. In addition, the Company evaluates stress assumptions related to deposit balances, deposit pricing, migration from low-cost to higher-cost deposit products, and loan prepayment speeds. Consistent with prior periods, the most significant modeled risk to future net interest income remains the reduction or migration of low-cost core deposits into higher-cost funding sources.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $366.9 million at June 30, 2026, comprised of $102.6 million in common stock, $4.6 million in additional paid-in capital, $283.9 million in retained earnings, and accumulated other comprehensive loss of $24.2 million. At the end of 2025, total shareholders’ equity was $364.9 million.

The $2.0 million, or 0.6%, increase in equity during the first six months of 2026 was primarily attributable to $22.4 million in net income, partially offset by $14.4 million in share repurchases, $6.8 million in cash dividends declared, and a $1.0 million increase in accumulated other comprehensive loss, primarily related to changes in the fair value of investment securities. The remaining change reflects the impact of share repurchases, stock-based compensation activity, and stock option exercises during the period.

At June 30, 2026, the Company had a 2025 Share Repurchase Plan authorizing 1,000,000 shares of common stock, with an expiration date of October 31, 2026. At June 30, 2026, there were 381,532 shares of common stock remaining available for repurchase under the 2025 Share Repurchase Plan.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	June 30,	December 31,	to be	Community Bank
	2026	2025	Well Capitalized	Leverage Ratio (1)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	12.25%	11.94%	9.00%	9.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.02%	10.80%	9.00%	N/A
(1)	If the subsidiary bank’s leverage ratio exceeds the minimum ratio under the community bank leverage ratio framework, it is deemed to be “well capitalized” under all other regulatory capital requirements. The Company may revert back to the regulatory framework for Prompt Corrective Action if the subsidiary bank’s leverage ratio falls below the minimum under the community bank leverage ratio framework.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first six months of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Stock Repurchases
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
April 1 - April 31, 2026	2,329	$36.08	2,329	512,000
May 1 - May 31, 2026	100,207	$37.49	100,207	411,793
June 1 - June 30, 2026	30,261	$37.83	30,261	381,532
Total	132,797		132,797
(1)	The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly-announced programs and/or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under the Company’s equity compensation plans.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
4.3	Indenture dated as of March 17, 2004, between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
4.4	Indenture dated as of June 15, 2006, between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
4.5	Indenture dated as of September 20, 2007, between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
4.6	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.1	Salary Continuation Agreement for James C. Holly (5)*
10.2	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.6	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.7	2007 Stock Incentive Plan (9)
10.8	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.9	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.10	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.11	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.12	2017 Stock Incentive Plan (13)*
10.13	Employment agreements dated as of December 27, 2018, for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.14	Employment agreement dated as of November 15, 2019, for Christopher Treece, Chief Financial Officer (15)*
10.15	Employment agreement dated as of December 14, 2020, for Hugh Boyle, Chief Credit Officer (16)*
10.16	Form Indemnification Agreement dated as of January 28, 2021, for Directors and Executive Officers (17)*
10.17	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (18)*
10.18	First Amendments to employment agreements dated as of January 19, 2023 for Kevin McPhaill, CEO, Christopher Treece, CFO, Hugh Boyle, CCO, and Michael Olague, CBO (23)*
10.19	Split Dollar Agreement for Albert Berra (19)*
10.20	2023 Equity Based Compensation Plan (20) *
10.21	Employment agreement dated as of August 25, 2023, for Natalia Coen, Chief Risk Officer (21)*
10.22	Director Emeritus Plan (22)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on May 25, 2022, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021, and incorporated herein by reference.
(5)	Filed as Exhibit 10.7 to the Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference.
(6)	Filed as Exhibits 10.12, 10.18 through 10.20, and 10.22 to the Form 10-K filed with the SEC on March 15, 2006, and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10-Q filed with the SEC on May 14, 2004, and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10-Q filed with the SEC on August 9, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007, and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.2 to the Form 8-K filed with the SEC on January 8, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on March 17, 2017, and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8-K filed with the SEC on December 28, 2018, and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8-K filed with the SEC on November 11, 2019, and incorporated by reference.
(16)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021, and incorporated herein by reference.
(18)	Filed as Exhibit 10.25 to the form 10-Q filed with the SEC on November 3, 2022, and incorporated herein by reference.
(19)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023, and incorporated herein by reference.
(20)	Filed as Exhibit 4.1 to the form S-8 filed with the SEC on June 15, 2023, and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on July 27, 2026, and incorporated herein by reference.

*Indicates Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

July 31, 2026	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

July 31, 2026	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

July 31, 2026	/s/ Marcus G. Wolfe
Date	SIERRA BANCORP
Marcus G. Wolfe
Principal Accounting Officer