Form 10-Q
period 2026-09-30
SIERRA BANCORP
filed 2026-10-30
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

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

As of October 26, 2026, the registrant had 12,966,397 shares of common stock outstanding, including 173,492 shares of unvested restricted stock.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)	(audited)
Cash and due from banks	$92,672	$71,414
Interest-bearing deposits in banks	45,635	64,214
Total cash & cash equivalents	138,307	135,628
Investment securities
Available-for-sale, net of zero allowance for credit losses	584,897	625,330
Held-to-maturity, net of allowance for credit losses of $14 and $15	277,577	290,811
Total investment securities	862,474	916,141
Loans, net:
Gross loans	2,428,610	2,546,880
Deferred loan costs, net	(99)	(35)
Allowance for credit losses on loans	(21,650)	(21,480)
Net loans	2,406,861	2,525,365
Foreclosed assets	—	1,565
Premises and equipment, net	14,295	14,974
Goodwill	27,357	27,357
Other intangible assets, net	—	52
Bank-owned life insurance	70,494	69,283
Other assets	155,412	138,914
Total assets	$3,675,200	$3,829,279

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$1,055,117	$995,623
Interest-bearing	1,929,624	1,880,813
Total deposits	2,984,741	2,876,436
Repurchase agreements	113,088	130,853
Other borrowings	52,000	302,700
Long-term debt	49,551	49,483
Subordinated debentures	36,151	36,017
Allowance for credit losses on unfunded loan commitments	580	710
Other liabilities	77,343	68,217
Total liabilities	3,313,454	3,464,416

Commitments and contingent liabilities (Note 7)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 12,966,397 and 13,273,788 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	102,707	103,394
Additional paid-in capital	5,090	4,642
Retained earnings	295,689	280,001
Accumulated other comprehensive loss, net	(41,740)	(23,174)
Total shareholders' equity	361,746	364,863
Total liabilities and shareholders' equity	$3,675,200	$3,829,279

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

FOR THE three and nine months ended September 30, 2026 and 2025

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest and dividend income
Loans, including fees	$33,139	$32,924	$95,692	$94,708
Taxable securities	7,874	9,104	23,831	27,539
Tax-exempt securities	1,697	1,580	5,000	4,733
Federal funds sold and other	207	329	530	1,128
Total interest income	42,917	43,937	125,053	128,108
Interest expense
Deposits	8,756	9,606	24,940	28,304
Federal funds purchased and repurchase agreements	425	420	2,152	1,087
Federal Home Loan Bank advances	335	857	1,490	2,729
Long-term debt	429	429	1,291	1,289
Subordinated debentures	607	657	1,794	1,965
Total interest expense	10,552	11,969	31,667	35,374
Net interest income	32,365	31,968	93,386	92,734
Credit loss (benefit) expense - loans	(2,024)	3,709	336	6,880
Credit loss expense (benefit) - unfunded commitments	10	(20)	(130)	80
Credit loss benefit - debt securities held-to-maturity	—	—	(1)	—
Net interest income after credit loss expense	34,379	28,279	93,181	85,774
Noninterest income
Service charges and fees on deposit accounts	6,112	6,065	17,773	17,501
Net gain on sale of securities available-for-sale	—	—	—	124
Net gain (loss) on sale of fixed assets	—	—	360	(22)
Increase in cash surrender value of life insurance	421	410	1,256	991
Earnings on separate account life insurance	112	608	1,118	1,078
Other income	1,071	975	3,749	3,580
Total noninterest income	7,716	8,058	24,256	23,252
Noninterest expense
Salaries and benefits	12,161	12,827	37,408	38,375
Occupancy and equipment	3,162	3,234	9,451	9,354
Other	6,991	7,574	20,791	22,090
Total noninterest expense	22,314	23,635	67,650	69,819
Income before taxes	19,781	12,702	49,787	39,207
Provision for income taxes	4,500	3,003	12,067	9,774
Net income	$15,281	$9,699	$37,720	$29,433

PER SHARE DATA
Earnings per share basic	$1.19	$0.73	$2.93	$2.17
Earnings per share diluted	$1.18	$0.72	$2.90	$2.15
Average shares outstanding, basic	12,790,829	13,361,594	12,875,239	13,582,194
Average shares outstanding, diluted	12,923,493	13,470,658	12,992,143	13,674,934

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE three and nine months ended September 30, 2026 and 2025

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$15,281	$9,699	$37,720	$29,433
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities:
Unrealized holding (loss) gain arising during period (2)	(21,608)	4,963	(23,062)	8,773
Less: reclassification adjustment for gains included in net income (1)	—	—	—	(124)
Tax effect	4,066	(1,468)	4,496	(2,557)
Other comprehensive (loss) income, net of tax	(17,542)	3,495	(18,566)	6,092
Comprehensive (loss) income	$(2,261)	$13,194	$19,154	$35,525

(1)

Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in noninterest income. There were no income tax expenses associated with the reclassification adjustment for the three months ended September 30, 2026 and 2025. Income tax expenses associated with the reclassification adjustment for the nine months ended September 30, 2026 and 2025, were zero and $37 thousand, respectively.

(2)

Included in the unrealized holding gain arising during the period is the accretion of the net unrealized loss on debt securities transferred to held-to-maturity from available-for-sale of $1.3 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, and $2.3 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED September 30, 2026 and 2025

(dollars in thousands, except per share data, unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, June 30, 2025	13,681,828	$105,045	$4,968	$274,354	$(28,660)	$355,707
Net income	—	—	—	9,699	—	9,699
Other comprehensive income, net of tax	—	—	—	—	3,495	3,495
Stock options exercised, net of shares surrendered for cashless exercises	9,090	217	—	—	—	217
Restricted shares withheld for taxes	(7,596)	(58)	—	—	—	(58)
Restricted stock forfeited / cancelled	(10,522)	—	—	—	—	—
Restricted stock vested in period	—	323	(323)	—	—	—
Stock based compensation - restricted stock	—	—	436	—	—	436
Stock repurchase	(190,342)	(1,462)	—	(4,516)	—	(5,978)
Excise tax on stock repurchase	—	(53)	—	—	—	(53)
Cash dividends - $0.25 per share	—	—	—	(3,382)	—	(3,382)
Balance, September 30, 2025	13,482,458	$104,012	$5,081	$276,155	$(25,165)	$360,083

Balance, June 30, 2026	12,963,397	$102,604	$4,583	$283,908	$(24,198)	$366,897
Net income	—	—	—	15,281	—	15,281
Other comprehensive loss, net of tax	—	—	—	—	(17,542)	(17,542)
Stock options exercised, net of shares surrendered for cashless exercises	3,000	102	(18)	—	—	84
Stock based compensation - restricted stock	—	—	525	—	—	525
Excise tax on stock repurchased	—	1	—	—	—	1
Cash dividends - $0.27 per share	—	—	—	(3,500)	—	(3,500)
Balance, September 30, 2026	12,966,397	$102,707	$5,090	$295,689	$(41,740)	$361,746

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE nine months ended September 30, 2026 and 2025

(dollars in thousands, except per share data, unaudited

					Accumulated
			Additional		Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2024	14,223,046	$108,965	$4,509	$275,085	$(31,257)	$357,302
Net income	—	—	—	29,433	—	29,433
Other comprehensive income, net of tax	—	—	—	—	6,092	6,092
Stock options exercised, net of shares surrendered for cashless exercises	30,200	827	(99)	—	—	728
Restricted stock granted	62,692	—	—	—	—	—
Restricted shares withheld for taxes	(17,201)	(138)	—	(208)	—	(346)
Restricted stock forfeited / cancelled	(13,526)	—	—	—	—	—
Restricted stock vested in period	—	806	(806)	—	—	—
Stock based compensation - stock options	—	—	3	—	—	3
Stock based compensation - restricted stock	—	—	1,474	—	—	1,474
Stock repurchase	(802,753)	(6,156)	—	(17,809)	—	(23,965)
Excise tax on stock repurchase	—	(292)	—	—	—	(292)
Cash dividends - $0.75 per share	—	—	—	(10,346)	—	(10,346)
Balance, September 30, 2025	13,482,458	$104,012	$5,081	$276,155	$(25,165)	$360,083

Balance, December 31, 2025	13,273,788	$103,394	$4,642	$280,001	$(23,174)	$364,863
Net income	—	—	—	37,720	—	37,720
Other comprehensive loss, net of tax	—	—	—	—	(18,566)	(18,566)
Stock options exercised, net of shares surrendered for cashless exercises	61,200	1,885	(315)	—	—	1,570
Restricted stock granted	55,006	—	—	—	—	—
Restricted shares withheld for taxes	(13,023)	(106)	—	(355)	—	(461)
Restricted stock forfeited / cancelled	(14,145)	—	—	—	—	—
Restricted stock vested in period	—	747	(747)	—	—	—
Stock based compensation - restricted stock	—	—	1,510	—	—	1,510
Stock repurchase	(396,429)	(3,102)	—	(11,345)	—	(14,447)
Excise tax on stock repurchase	—	(111)	—	—	—	(111)
Cash dividends - $0.79 per share	—	—	—	(10,332)	—	(10,332)
Balance, September 30, 2026	12,966,397	$102,707	$5,090	$295,689	$(41,740)	$361,746

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE nine months ended September 30, 2026 and 2025

(dollars in thousands, unaudited)

	Nine months ended
	2026	2025
Cash flows from operating activities:
Net income	$37,720	$29,433
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	—	(124)
(Gain) loss on disposal of fixed assets	(360)	22
Stock based compensation expense	1,510	1,477
Provision for credit losses on loans	336	6,880
(Benefit) provision for credit losses on held-to-maturity securities	(1)	—
(Benefit) provision for credit losses on unfunded commitments	(130)	80
Depreciation and amortization	1,484	1,567
Net accretion on securities premiums and discounts	(1,223)	(377)
Net accretion of premiums/discounts for loans acquired	33	(201)
Increase in cash surrender value of life insurance policies	(2,374)	(2,069)
Amortization of core deposit intangible	52	486
(Increase) decrease in interest receivable and other assets	(16,063)	1,523
Increase (decrease) in other liabilities	9,296	(21,119)
Deferred income tax provision	1,202	690
Increase in value of restricted bank equity securities	(602)	—
Excise tax on stock repurchases	(281)	(111)
Amortization of debt issuance costs	68	68
Net amortization of variable interest entities	7,306	1,480
Net cash provided by operating activities	37,973	19,705
Cash flows from investing activities:
Maturities and calls of debt securities available-for-sale	27,714	33,490
Purchases of debt securities available-for-sale	(79,820)	(288,333)
Principal paydowns on debt securities available-for-sale	69,671	322,368
Maturities and calls of debt securities held-to-maturity	2,115	475
Principal paydowns on debt securities held-to-maturity	12,149	11,187
Net purchases of FHLB stock	(324)	—
Loan (originations) and payments, net	118,135	(168,522)
Purchases of premises and equipment	(830)	(1,080)
Proceeds from sale of premises and equipment	519	—
Proceeds from sales of foreclosed assets	1,565	—
Purchase of bank-owned life insurance	(47)	(150)
Purchase of split dollar life insurance policies	—	(15,000)
Liquidation of bank-owned life insurance	301	—
Capital contributions to partnership investments	(3,521)	—
Proceeds from BOLI death benefit	909	1,645
Net cash provided by (used in) investing activities	148,536	(103,920)
Cash flows from financing activities:
Increase in deposits	108,305	41,092
(Decrease) increase in Fed funds purchased	(193,000)	25,000
Decrease (increase) in short-term Federal Home Loan Bank advances	(12,700)	30,000
Repayments on Federal Home Loan Bank advances and other debt	(45,000)	—
(Decrease) increase in customer repurchase agreements	(17,765)	16,889
Cash dividends paid	(10,332)	(10,346)
Repurchase of common stock, net	(14,908)	(24,311)
Stock options exercised	1,570	728
Net cash (used in) provided by financing activities	(183,830)	79,052
Increase (decrease) in cash and cash equivalents	2,679	(5,163)
Cash and cash equivalents
Beginning of period	135,628	100,664
End of period	$138,307	$95,501
Supplemental disclosure of cash flow information:
Interest paid	$37,480	$39,656
Income taxes paid	$8,305	$8,483
Supplemental schedule of noncash investing and financing activities:
Real estate acquired through foreclosure	$—	$1,839
Loans provided for sales of real estate owned	$1,000	$—
Right-of-use assets obtained in exchange for new lease liabilities	$573	$180

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”) and has been the Company’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of  September 30, 2026, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra, a California state-chartered bank headquartered in Porterville, California, offers a wide range of retail and commercial banking services via branch offices located throughout California’s South San Joaquin Valley, the Central Coast, Ventura County, and neighboring communities. The Bank was incorporated in September 1977 and opened for business in January 1978 as a one-branch bank with $1.5 million in capital. The Company’s growth in the ensuing years has largely been organic in nature but includes four whole-bank acquisitions: Sierra National Bank in 2000, Santa Clara Valley Bank in 2014, Coast National Bank in 2016, and Ojai Community Bank in October 2017. As of the filing date of this report, the Bank operates 34 full-service branches, maintaining ATMs at all but one branch location as well as at six non-branch locations. The Bank focuses on lending to commercial and industrial, commercial real estate, and mortgage warehouse borrowers. The Company had total assets of $3.7 billion at  September 30, 2026. The Company’s deposit accounts, which totaled $3.0 billion at  September 30, 2026, are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying interim unaudited consolidated financial statements have been prepared in a condensed format as allowed under U.S. generally accepted accounting principles (“GAAP”). Therefore, these financial statements do not include all of the information and footnotes required for complete, audited financial statements as presented in the Company’s Annual Report on Form 10-K. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10‑Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration, through  September 30, 2026, and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2025 have been reclassified to be consistent with the reporting for 2026, none of which impacted net income or shareholders’ equity. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10‑K for the year ended  December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”).

Segment information

An operating segment is generally defined as a component of business for which discrete financial information is available and whose operating results are regularly reviewed by the chief operating decision maker. As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers.

The chief operating decision maker makes operating decisions and assesses performance based on an ongoing review of the Company’s community banking activities (loan and deposit products), which constitute the Company’s only operating segment for financial reporting purposes. The Company’s single segment is managed on a consolidated basis by the chief operating decision maker, which is the Executive Committee, consisting of the chief executive officer, chief financial officer/chief operations officer, chief risk officer, chief credit officer, and chief banking officer. The accounting policies of the community banking segment are the same as those described in the summary of significant accounting policies of the Company. The chief operating decision maker uses consolidated expense information to manage the operations of the segment. The consolidated expense information is the same as is reported on the income statement as consolidated net income. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The chief operating decision maker uses consolidated net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the community banking segment or into other parts of the entity, such as for whole bank or branch acquisitions, or to pay dividends.

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

The effect of the above revision on previously reported financial statements is presented below (dollars in thousands, unaudited):

	As previously reported	Impact of Revision	As Revised
Consolidated statement of cash flows for the nine months ended September 30, 2025
Cash flows from investing activities:
Maturities and calls of debt securities available-for-sale	$33,965	$(475)	$33,490
Maturities and calls of debt securities held-to-maturity	$—	$475	$475
Principal paydowns on debt securities available-for-sale	333,555	(11,187)	322,368
Principal paydowns on debt securities held-to-maturity	—	11,187	11,187

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

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments-Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 expands the application of the gross-up approach currently used for purchased credit deteriorated (“PCD”) assets to certain acquired loans that meet the definition of purchased seasoned loans. Under the amended guidance, an allowance for credit losses is recognized at the acquisition date through a corresponding adjustment to the amortized cost basis of the acquired loan, rather than through provision expense recognized on the acquisition date. The amendments are intended to improve comparability in the accounting for acquired loans and better reflect the economics of loans acquired at fair value. The guidance is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt ASU 2025-08 effective July 1, 2026, on a prospective basis. The adoption of this standard did not have a material effect on the Company’s financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270)” related to interim disclosure requirements. The amendments in this update clarify current interim disclosure requirements and provide a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose material events that occur after the end of the last annual reporting period. This update is effective for interim periods within annual periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the guidance but does not currently expect adoption to have a material impact on its consolidated financial statements.

Note 4 – Share Based Compensation

On March 17, 2023, the Company’s Board of Directors approved and adopted the 2023 Equity Compensation Plan (the “2023 Plan”), which became effective May 24, 2023, the date approved by the Company’s shareholders. The 2023 Plan replaced the Company’s 2017 Stock Incentive Plan (the “2017 Plan”). Options to purchase 107,200 shares granted under the 2017 Plan and options to purchase 21,000 shares that were granted under the 2007 Plan were still outstanding as of  September 30, 2026, and remain unaffected by that plan’s expiration. The 2023 Plan provides for the issuance of various types of equity awards, including options, stock appreciation rights, restricted stock awards, restricted share units, performance share awards, dividend equivalents, or any combination thereof. Such awards may be granted to officers and employees as well as non-employee directors, which may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2023 Plan was initially 360,000 shares, and the number remaining available for grant as of  September 30, 2026, was 229,488. Any unexercised, unvested, or undistributed portion of any expired, cancelled, terminated, or forfeited awards under the Company’s 2017 Plan are added to the number of shares available to grant under the 2023 Plan. There were 173,492 unvested Restricted Stock Awards issued under the 2023 Equity Compensation Plan at  September 30, 2026, and are included in shares outstanding. The potential dilutive impact of unexercised stock options and unvested restricted stock is discussed below in Note 5, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option and restricted stock award is reflected in the income statement as employee compensation or directors’ expense by amortizing its grant date fair value over the vesting period of the option or award. The Company utilized a Black-Scholes model to determine grant date fair values for options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Forfeitures are reflected in compensation costs as they occur for both types of awards. A pre-tax charge of $1.5 million was reflected in the Company’s income statement during the first nine months of 2026 and $1.5 million during the first nine months of 2025, as expense related to stock options and restricted stock awards.

Restricted Stock Awards

The Company’s Restricted Stock Awards are awards of either time-vested or performance-based shares. The Restricted Stock Awards are non-transferable shares of common stock and are available to be granted to the Company’s employees and directors. The vesting period of Restricted Stock Awards is determined at the time the awards are issued, and different awards may have different vesting terms or performance measures, provided, however, that no installment of any Restricted Stock Award shall become vested less than one year from the grant date. Restricted Stock Awards are valued utilizing the fair value of the Company’s stock at the grant date. These awards are expensed on a straight-line basis over the vesting period and consider the probability of meeting the performance criteria. There were 55,006 shares granted to employees of the Company during the first nine months of 2026. As of  September 30, 2026, there was $2.8 million of unamortized compensation cost related to unvested Restricted Stock Awards granted under the 2017 and 2023 plans. That cost is expected to be amortized over a weighted average period of 2.2 years.

The Company’s restricted stock award activity for the nine months ended September 30, 2026 and 2025, is summarized below (unaudited):

	Nine months ended September 30,
	2026		2025
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, January 1,	161,467	$26.02	173,970	$20.75
Granted	55,006	37.05	62,692	30.94
Vested	(28,836)	25.87	(38,827)	19.66
Forfeited	(14,145)	28.51	(13,526)	20.69
Unvested shares, September 30,	173,492	$29.52	184,309	$24.83

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

The Company’s stock option activity during the nine months ended September 30, 2026 and 2025, are summarized below (dollars in thousands, except per share data, unaudited):

	Nine months ended September 30,
	2026				2025
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1)
Outstanding at January 1,	189,400	$26.85		$1,104	239,600	$26.50		$580
Exercised	(61,200)	$25.71		$731	(30,200)	$24.10		$206
Forfeited/Expired	—	$—		$—	—	$—		$—
Outstanding at September 30,	128,200	$27.40	2.38	$1,494	209,400	$26.85	3.11	$432
Exercisable at September 30,	128,200	$27.40	2.38	$1,494	209,400	$26.85	3.11	$432

(1)

The aggregate intrinsic value of stock options in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on the last day of the period. This amount changes based on changes in the market value of the Company's stock.

Note 5 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period, excluding unvested restricted stock awards. Diluted earnings per share calculations include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options, and unvested restricted stock awards. Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit or the exercise price of a stock option exceeds the market price of the Company’s stock.

The Company’s earnings per share activity for the three and nine months ended September 30, 2026 and 2025, is summarized below (dollars in thousands, except per share data, unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Basic Earnings Per Share
Net income	$15,281	$9,699	$37,720	$29,433
Weighted average shares outstanding - basic	12,790,829	13,361,594	12,875,239	13,582,194
Basic earnings per share	$1.19	$0.73	$2.93	$2.17

Diluted Earnings Per Share
Net income	$15,281	$9,699	$37,720	$29,433
Weighted average shares outstanding - basic	12,790,829	13,361,594	12,875,239	13,582,194
Effect of dilutive equity awards	132,664	109,064	116,904	92,740
Weighted average shares outstanding - diluted	12,923,493	13,470,658	12,992,143	13,674,934
Diluted earnings per share	$1.18	$0.72	$2.90	$2.15

Anti dilutive equity awards	—	83	20	—

Note 6 – Comprehensive Income

As presented in the Consolidated Statements of Comprehensive Income (Loss), comprehensive (loss) income includes net income and other comprehensive (loss) income. The Company’s only source of other comprehensive (loss) income is unrealized gains and losses derived from available-for-sale investment securities, including those securities that were transferred to held-to-maturity. See Note 9 for additional details. Investment gains or losses that were realized and reflected in net income of the current period, which had previously been included in other comprehensive (loss) income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive (loss) income in the current period.

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

	September 30, 2026	December 31, 2025
Commitments or facilities to extend credit	$751,690	$547,424
Standby letters of credit	$1,768	$5,708

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: mortgage warehouse facilities; home equity lines of credit; commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit; unsecured personal lines of credit; and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers. Included in unused commitments are mortgage warehouse facilities which are in the form of repo lines and are unconditionally cancelable. Unused commitments on mortgage warehouse facilities were $488.2 million at  September 30, 2026, and $247.7 million at  December 31, 2025.

The allowance for credit losses (ACL) on unfunded commitments is estimated using the same reserve or coverage rates calculated on collectively evaluated loans following the application of a funding rate to the amount of the portion of the unfunded commitment that is not unconditionally cancelable. The funding rate represents Management’s estimate of the amount of the current unfunded commitment that will be funded over the remaining contractual life of the commitment and is based on historical data. The ACL on unfunded loan commitments is located within liabilities on the consolidated balance sheet while any related provision (benefit) expense is recorded as a provision (benefit) for credit losses.

At  September 30, 2026, the Company was also utilizing a letter of credit in the amount of $125.0 million issued by the Federal Home Loan Bank (“FHLB”) on the Company’s behalf as security for certain deposits. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	September 30, 2026
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$138,307	$138,307	$—	$—	$138,307
Securities available-for-sale	$584,897	$—	$583,474	$1,423	$584,897
Securities held-to-maturity, net	$277,577	$—	$247,495	$—	$247,495
Loans held for investment, net	$2,406,861	$—	$—	$2,293,087	$2,293,087

Financial liabilities:
Deposits	$2,984,741	$1,055,117	$1,927,297	$—	$2,982,414
Repurchase agreements	$113,088	$—	$86,533	$—	$86,533
Other borrowings	$52,000	$—	$51,403	$—	$51,403
Long-term debt, net	$49,551	$—	$49,131	$—	$49,131
Subordinated debentures	$36,151	$—	$35,050	$—	$35,050

	December 31, 2025
		Fair Value Measurements
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$135,628	$135,628	$—	$—	$135,628
Securities available-for-sale	$625,330	$—	$624,017	$1,313	$625,330
Securities held-to-maturity, net	$290,811	$—	$286,461	$—	$286,461
Loans held for investment, net	$2,525,365	$—	$—	$2,428,691	$2,428,691

Financial liabilities:
Deposits	$2,876,436	$995,623	$1,992,616	$—	$2,988,239
Repurchase agreements	$130,853	$—	$107,084	$—	$107,084
Other borrowings	$302,700	$—	$302,629	$—	$302,629
Long-term debt, net	$49,483	$—	$49,472	$—	$49,472
Subordinated debentures	$36,017	$—	$36,276	$—	$36,276

For financial asset categories carried on the consolidated balance sheet at fair value and measured on a recurring basis as of  September 30, 2026, and  December 31, 2025, the Company used the following methods and significant assumptions:

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

Fair Value Measurements – Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2026, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$22,678	$—	$22,678	$—
Mortgage-backed securities	—	272,334	—	272,334	—
State and political subdivisions	—	47,511	—	47,511	—
Corporate bonds	—	82,413	1,423	83,836	—
Collateralized loan obligations	—	158,538	—	158,538	—
Total available-for-sale securities	$—	$583,474	$1,423	$584,897	$—

	Fair Value Measurements at December 31, 2025, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss) (Level 3)
Securities:
U.S. government agencies	$—	$32,901	$—	$32,901	$—
Mortgage-backed securities	—	259,760	—	259,760	—
State and political subdivisions	—	46,921	—	46,921	—
Corporate bonds	—	85,154	1,313	86,467	—
Collateralized loan obligations	—	199,281	—	199,281	—
Total available-for-sale securities	$—	$624,017	$1,313	$625,330	$—

The following tables present quantitative information about recurring Level 3 fair value measurements at  September 30, 2026, and  December 31, 2025 (dollars in thousands):

				Range
	Fair	Valuation	Unobservable			Weighted
September 30, 2026	Value	Technique(s)	Input(s)	Min	Max	Average
Corporate Bonds	$1,423	Broker estimate	Discount rate	N/A	N/A	N/A

				Range
	Fair	Valuation	Unobservable			Weighted
December 31, 2025	Value	Technique(s)	Input(s)	Min	Max	Average
Corporate Bonds	$1,313	Broker estimate	Discount rate	N/A	N/A	N/A

The significant unobservable inputs utilized in the fair value measurement of the Company’s corporate bonds included risk profile and market conditions, and are not quantifiable inputs. Differing unobservable input assumptions, such as a change in market conditions, may have resulted in reduced or increased fair value.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2026 and 2025:

Fair Value Measurements - Level 3 Recurring
(dollars in thousands, unaudited)
	Corporate Bonds
	2026	2025
Balance of recurring Level 3 assets at January 1,	$1,313	$55,653
Total gains or losses for the period:
Included in other comprehensive income	110	132
Purchases	—	—
Transfers out of Level 3	—	(54,553)
Balance of recurring Level 3 assets at September 30,	$1,423	$1,232

Corporate bonds with a fair value of $54.5 million as of  December 31, 2024, were transferred from Level 3 to Level 2 in the third quarter of 2025 because observable market data became available for the securities.

For financial asset categories carried on the consolidated balance sheet at fair value and measured on a nonrecurring basis as of  September 30, 2026, and  December 31, 2025, the Company used the following methods and significant assumptions:

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

●

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

The table above includes collateral dependent loan balances for which a specific reserve has been established. There were no collateral dependent loans for which a specific reserve had been established as of  September 30, 2026. Information on the Company’s total collateral dependent loan balances and specific loss reserves associated with those balances is included in Note 10 below.

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

Amortized Cost and Estimated Fair Value

(dollars in thousands, unaudited)

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$24,370	$—	$(1,692)	$—	$22,678
Mortgage-backed securities	289,270	—	(16,936)	—	272,334
State and political subdivisions	59,563	29	(12,081)	—	47,511
Corporate bonds	87,379	69	(3,612)	—	83,836
Collateralized loan obligations	158,422	190	(74)	—	158,538
Total available-for-sale securities	$619,004	$288	$(34,395)	$—	$584,897

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,161	$—	$(638)	$3,523	$—
Mortgage-backed securities	104,151	—	(12,904)	91,247	—
State and political subdivisions	169,279	1	(16,555)	152,725	(14)
Total held-to-maturity securities	$277,591	$1	$(30,097)	$247,495	$(14)

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-sale
U.S. government agencies	$33,000	$35	$(134)	$—	$32,901
Mortgage-backed securities	259,386	2,491	(2,117)	—	259,760
State and political subdivisions	52,610	68	(5,757)	—	46,921
Corporate bonds	90,114	293	(3,940)	—	86,467
Collateralized loan obligations	198,968	364	(51)	—	199,281
Total available-for-sale securities	$634,078	$3,251	$(11,999)	$—	$625,330

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Held-to-maturity
U.S. government agencies	$4,523	$—	$(413)	$4,110	$—
Mortgage-backed securities	115,228	20	(7,002)	108,246	—
State and political subdivisions	171,075	3,030	—	174,105	(15)
Total held-to-maturity securities	$290,826	$3,050	$(7,415)	$286,461	$(15)

An unrealized loss of $21.9 million and $24.2 million on securities transferred from the available-for-sale to held-to-maturity categorization, remains as of  September 30, 2026, and  December 31, 2025, respectively, and is included in accumulated other comprehensive loss, net of tax. The remaining unrealized loss on the securities transferred from available-for-sale to held-to-maturity will be accreted over the remaining term of the securities, with the amortized-cost basis of these securities and accumulated comprehensive income (loss) each increasing over time.

The Company elected the practical expedient available under the current expected credit losses (“CECL”) accounting standard to exclude accrued interest receivable from the amortized cost basis of all categorizations of investment securities, and resultingly did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed no later than 90 days past due. Accrued interest receivable is included in other assets on the Company’s consolidated balance sheet and as of  September 30, 2026, measured at $4.3 million and $1.6 million for available-for-sale securities and held-to-maturity securities, respectively. Accrued interest receivable as of  December 31, 2025, on these same classes of investment securities measured at $4.8 million and $2.4 million, respectively. During the nine-month periods ending  September 30, 2026 and 2025, no interest receivable on available-for-sale or held-to-maturity securities was reversed against interest income and the Company did not have any held-to-maturity debt securities past due.

A discounted cash-flow reserve calculation is performed on securities designated as held-to-maturity on a quarterly basis. As of  September 30, 2026, and  December 31, 2025, an allowance for credit losses of $14 thousand and $15 thousand, respectively had been established on the Company’s held-to-maturity portfolio. Because of the implicit and explicit guarantees of the U.S. government on the agency and mortgage-backed securities there is no expectation of future losses and no allowance for credit losses has been established for these securities.

The following table summarizes the amortized cost of held-to-maturity municipal bonds aggregated by nationally recognized statistical rating organizations (“NRSRO”) credit rating:

Held-To-Maturity by Credit Rating

(dollars in thousands, unaudited)

	Held-To-Maturity
	September 30, 2026	December 31, 2025
State and political subdivisions
AAA/Aaa	$60,869	$59,367
AA/Aa	105,027	110,255
A/A2	2,435	523
Not rated	948	930
Total	$169,279	$171,075

For available-for-sale debt securities in an unrealized loss position for which Management has an intent to sell the security or considers it more likely-than-not that the security in question will be sold prior to a recovery of its amortized cost basis, the security will be written down to fair value through a direct charge to income. For the remainder of available-for-sale debt securities in an unrealized loss position, which do not meet the previously outlined criteria, Management evaluates whether the decline in fair value is due to credit deterioration or other factors. In performing this evaluation, Management considers the extent to which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If Management’s evaluation indicates that a credit loss exists, then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question. To the degree that the amortized cost basis exceeds the present value, an ACL is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income (loss).

The following table summarizes available-for-sale debt securities in an unrealized loss position for which an ACL has not been recorded:

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

		September 30, 2026
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	7	$(937)	$15,933	$(755)	$6,745	$(1,692)	$22,678
Mortgage-backed securities	153	(14,064)	240,133	(2,872)	23,391	(16,936)	263,524
State and political subdivisions	66	(1,990)	17,655	(10,091)	31,311	(12,081)	48,966
Corporate bonds	84	(1,121)	33,595	(2,491)	40,220	(3,612)	73,815
Collateralized loan obligations	9	(62)	67,937	(12)	9,988	(74)	77,925
Total available-for-sale	319	$(18,174)	$375,253	$(16,221)	$111,655	$(34,395)	$486,908

		December 31, 2025
		Less than twelve months		Twelve months or more		Total
	Number of Securities	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Available-for-sale
U.S. government agencies	5	$(10)	$5,990	$(124)	$14,375	$(134)	$20,365
Mortgage-backed securities	72	(755)	92,185	(1,362)	28,712	(2,117)	120,897
State and political subdivisions	51	(14)	1,481	(5,743)	37,029	(5,757)	38,510
Corporate bonds	70	(483)	25,381	(3,457)	41,993	(3,940)	67,374
Collateralized loan obligations	7	(51)	59,209	—	—	(51)	59,209
Total available-for-sale	205	$(1,313)	$184,246	$(10,686)	$122,109	$(11,999)	$306,355

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Proceeds from sales, calls and maturities of securities available for sale	$4,450	$22,490	$27,714	$33,490
Gross gains on sales, calls and maturities of securities available for sale	—	—	—	124
Gross losses on sales, calls and maturities of securities available for sale	—	—	—	—
Net gain (loss) on sale of securities available for sale	$—	$—	$—	$124

The amortized cost and estimated fair value of investment securities available-for-sale and held-to-maturity at  September 30, 2026, and  December 31, 2025 (dollars in thousands), are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates since the issuers of the securities might have the right to call or prepay obligations with or without penalties.

	September 30, 2026
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$440	$440	$-	$-
Maturing after one year through five years	12,786	12,500	7,490	7,154
Maturing after five years through ten years	92,440	87,651	16,231	14,510
Maturing after ten years	65,646	53,434	149,719	134,584
Securities not due at a single maturity date:
Mortgage-backed securities	289,270	272,334	104,151	91,247
Collateralized loan obligations	158,422	158,538	—	—
Total	$619,004	$584,897	$277,591	$247,495

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Maturing within one year	$10,285	$10,320	$824	$825
Maturing after one year through five years	19,667	19,907	5,014	4,902
Maturing after five years through ten years	82,725	78,553	17,806	17,020
Maturing after ten years	63,047	57,509	151,954	155,468
Securities not due at a single maturity date:
Mortgage-backed securities	259,386	259,760	115,228	108,246
Collateralized loan obligations	198,968	199,281	—	—
Total	$634,078	$625,330	$290,826	$286,461

Variable Interest Entities

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

The Company currently has investments in nine different LIHTC fund limited partnerships made in 2014, 2015, two in 2022, one in 2023, three in 2024, and one in 2026, all of which were California-focused funds that help the Company meet its obligations under the Community Reinvestment Act. The Company utilized the cost method of accounting for LIHTC fund investments, which were initially recorded on the consolidated balance sheet as an asset representing the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement reflects tax credits and any other tax benefits from these investments “below the line” within income tax provision, while the initial book value of the investment is amortized on the proportional amortization method as a “below the line” expense, over the time period in which the tax credits and tax benefits are expected to be received.

As of  September 30, 2026, the Company’s total LIHTC investment book balance was $25.4 million, which is included in “Other Assets” on the consolidated balance sheet. This investment is partially offset by $8.1 million in remaining commitments for additional capital contributions, which is included in “Other Liabilities” on the consolidated balance sheet. There were approximately $2.3 million in tax credits derived from the Company’s LIHTC investments that were recognized during the nine months ended September 30, 2026, and “below the line” amortization expense of $2.2 million associated with those investments was recorded for the same time period. LIHTC investments are evaluated annually for potential impairment, and the Company concluded the carrying value of the investments is stated fairly and is not impaired.

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

During the third quarter of 2026, the Company made an investment in a renewable energy tax equity project designed to generate federal income tax credits and other tax benefits over the expected life of the project. The investment is included in other assets within the Consolidated Balance Sheets.

The Company accounts for the investment using the proportional amortization method and amortizes the carrying amount of the investment in proportion to the income tax credits and other income tax benefits received. The amortization of the investment and the related tax benefits are recognized as a component of income tax expense.

For the nine months ended September 30, 2026, the Company recognized approximately $4.9 million of income tax credits and $0.8 million in other tax benefits associated with the investment and recorded approximately $5.1 million of investment amortization, resulting in a net income tax benefit of approximately $0.6 million.

The Company’s investments in qualified affordable housing projects, small business investment companies, and renewable energy tax equity investments meet the definition of a variable interest entity, as the entities are structured such that the limited partner investors lack substantive voting rights. Pursuant to the FASB standard on the consolidation of variable interest entities, these investments are not reflected on a consolidated basis in the Company’s financial statements.

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

The Company elected the practical expedient available under CECL to exclude accrued interest receivable from the amortized cost basis of all categorizations of loans and, as a result, did not estimate reserves on accrued interest receivable balances, as any past due interest income is reversed on a timely basis. Accrued interest receivable on loans of $7.6 million and $7.0 million at  September 30, 2026, and  December 31, 2025, respectively, is included in other assets on the Company’s consolidated balance sheet.

During the third quarter of 2026, the Company purchased approximately $41.2 million of loans. Substantially all of the acquired loans met the definition of purchased seasoned loans under ASU 2025-08 and were accounted for using the gross-up approach, resulting in the recognition of an allowance for credit losses of $0.4 million upon acquisition. A small number of acquired loans with an aggregate balance of approximately $8.7 million did not qualify as purchased seasoned loans because they had been originated within 90 days of the acquisition date. These loans were accounted for under the Company's existing loan accounting policies applicable to purchased non-seasoned loans. Upon adoption of ASU 2025-08, the Company elected to estimate expected credit losses on purchased seasoned loans using the expected loss reserve methodology. The Company also elected to estimate expected credit losses based on the unpaid principal balance of the purchased seasoned loans rather than the amortized cost basis.

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The final table in this section separates a roll forward of the ACL at the portfolio segment level. Unless specifically noted otherwise, the disclosures in this footnote are prepared on an amortized cost basis.

Loan Distribution
(dollars in thousands, unaudited)
	September 30, 2026	December 31, 2025
Real estate:
Residential real estate	$341,057	$358,454
Commercial real estate	1,467,192	1,393,183
Other construction/land	15,970	14,497
Farmland	62,984	68,157
Total real estate	1,887,203	1,834,291
Other commercial	178,673	191,500
Mortgage warehouse facilities	360,326	518,333
Consumer	2,408	2,756
Subtotal	2,428,610	2,546,880
Net deferred loan (fees)	(99)	(35)
Loans, amortized cost basis	2,428,511	2,546,845
Allowance for credit losses	(21,650)	(21,480)
Net loans	$2,406,861	$2,525,365

The Company places a loan on nonaccrual status when Management has determined full repayment of principal and collection of contractually agreed upon interest is unlikely, or the loan in question has become delinquent more than 90 days. The Company may determine it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. For loans with an interest reserve (i.e., loan proceeds are advanced to the borrower to make interest payments), all interest recognized from the inception of the loan is reversed when the loan is placed on nonaccrual. Once a loan is on nonaccrual status, subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Loans are generally not restored to accrual status until the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Nonaccrual Loans
(dollars in thousands, unaudited)
	September 30, 2026
	Nonaccrual Loans
	With No Allowance for Credit Loss	With an Allowance for Credit Loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$316	$—	$316	$—
Commercial real estate	5,095	—	5,095	—
Farmland	3,060	—	3,060	—
Total real estate	8,471	—	8,471	—
Other commercial	405	471	876	—
Consumer loans	—	—	—	—
Total	$8,876	$471	$9,347	$—

	December 31, 2025
	Nonaccrual Loans
	With No Allowance for Credit Loss	With an Allowance for Credit Loss	Total	Loans Past Due 90+ Accruing
Real estate:
Residential real estate	$210	$—	$210	$—
Farmland	—	1,717	1,717	—
Total real estate	210	1,717	1,927	—
Other commercial	11,304	—	11,304	—
Total	$11,514	$1,717	$13,231	$—

The Company did recognized approximately $1.1 million in interest income on nonaccrual loans during the three and nine months ended September 30, 2026 and none during the three and nine months ended September 30, 2025 and would have recognized an additional $0.1 million and $0.9 million in interest income on nonaccrual loans during the first nine months of 2026 and 2025, respectively, had those loans not been designated as nonaccrual. During the three months ended  September 30, 2026, the Company reversed $0.2 million of accrued interest receivable associated with loans placed on nonaccrual status, which reduced interest income, and an inconsequential amount during the three months ended  September 30, 2025. For the nine months ended September 30, 2026 and 2025, these reversals totaled $0.4 million and $0.3 million, respectively.

The following table presents the amortized cost basis of collateral-dependent loans by class as of  September 30, 2026, and  December 31, 2025:

Collateral Dependent Loans
(dollars in thousands, unaudited)
	September 30, 2026		December 31, 2025
	Amortized Cost	Individual Reserves	Amortized Cost	Individual Reserves
Real estate:
Residential real estate	$316	$—	$210	$—
Commercial real estate	5,095	—	—	—
Farmland	3,060	—	1,717	11
Total real estate	8,471	—	1,927	11
Other commercial (1)	405	—	11,297	—
Total Loans	$8,876	$—	$13,224	$11

(1)	The collateral type on this loan category is primarily agricultural assets.

During the first nine months of 2026, the amortized cost basis of collateral-dependent loans decreased by $4.3 million, primarily due to the successful resolution of an agricultural production loan that resulted in the recovery of substantially all principal, accrued interest, and fees previously deemed uncollectible. The weighted average loan-to-value ratio of collateral-dependent loans was 62.9% at  September 30, 2026. There were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process as of  September 30, 2026, and  December 31, 2025.

Past Due Loans
(dollars in thousands, unaudited)
	September 30, 2026
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$—	$—	$302	$302	$341,760	$342,062
Commercial real estate	2,356	—	5,095	7,451	1,457,571	1,465,022
Other construction/land	—	—	—	—	15,891	15,891
Farmland	12	—	2,678	2,690	60,427	63,117
Total real estate	2,368	—	8,075	10,443	1,875,649	1,886,092
Other commercial	166	—	876	1,042	178,600	179,642
Mortgage warehouse facilities	—	—	—	—	360,326	360,326
Consumer	—	—	—	—	2,451	2,451
Total Loans	$2,534	$—	$8,951	$11,485	$2,417,026	$2,428,511

	December 31, 2025
	30-59 Days Past Due	60-89 Days Past Due	Loans Past Due 90+ Days	Total Past Due	Loans not Past Due	Total Loans
Real estate:
Residential real estate	$18	$—	$192	$210	$359,304	$359,514
Commercial real estate	4,657	—	—	4,657	1,386,233	1,390,890
Other construction/land	—	—	—	—	14,414	14,414
Farmland	2,037	—	1,717	3,754	64,553	68,307
Total real estate	6,712	—	1,909	8,621	1,824,504	1,833,125
Other commercial	131	—	11,304	11,435	181,142	192,577
Mortgage warehouse facilities	—	—	—	—	518,333	518,333
Consumer	11	—	—	11	2,799	2,810
Total Loans	$6,854	$—	$13,213	$20,067	$2,526,778	$2,546,845

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

The following tables present the amortized cost basis of loans at  September 30, 2026 and 2025, that were both experiencing financial difficulty by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below (dollars in thousands, unaudited):

	Three months ended September 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension and Payment Delay	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	$—	$—	$28	33	$254	0.18%
Total	$—	$—	$28	$33	$254	0.01%

	Three months ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	—	—	14	—	—	0.01%
Total	$—	$—	$14	$—	$—	0.00%

	Nine months ended September 30, 2026
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension and Payment Delay	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	$—	$—	$793	33	$483	0.73%
Total	$—	$—	$793	$33	$483	0.05%

	Nine months ended September 30, 2025
	Principal Forgiveness	Payment Delay	Term Extension	Combination Term Extension and Principal Forgiveness	Combination Term Extension Interest Rate Reduction	Total Class of Financing Receivable
Other commercial	—	—	270	—	219	0.26%
Total	$—	$—	$270	$—	$219	0.02%

The following tables present the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands, unaudited):

	Three months ended September 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	0.50%	6.10

	Three months ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	0.31%	7.48

	Nine months ended September 30, 2026
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	0.50%	3.74

	Nine months ended September 30, 2025
	Principal Forgiveness	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (years)
Other commercial	$—	0.31%	7.27

There were no payment defaults on loans previously modified in the preceding 12 months for either of the periods ending  September 30, 2026 and 2025. For the purpose of this disclosure, the Company defines a payment default as 90 days past due. The Company had $0.1 million in additional funds committed on loans which have been modified to borrowers experiencing financial difficulty as of both  September 30, 2026, and  September 30, 2025.

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

Loan Credit Quality by Vintage

(dollars in thousands, unaudited)

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans	Total Loans
Residential real estate
Pass	$—	$—	$—	$—	$84,166	$243,765	$9,752	$3,267	$340,950
Special mention	—	—	—	—	—	101	—	347	448
Substandard	—	—	—	—	—	491	—	173	664
Subtotal	—	—	—	—	84,166	244,357	9,752	3,787	342,062
Current period gross charge-offs	—	—	—	—	—	—	—	40	40

Commercial real estate
Pass	173,436	147,406	135,554	90,748	180,129	645,871	18,017	6,061	1,397,222
Special mention	—	27	—	—	23,470	21,684	289	—	45,470
Substandard	—	—	4,594	—	—	17,236	500	—	22,330
Subtotal	173,436	147,433	140,148	90,748	203,599	684,791	18,806	6,061	1,465,022
Current period gross charge-offs	—	—	—	—	—	—	—	90	90

Other construction/land
Pass	—	1,843	9,909	—	—	2,623	—	—	14,375
Special mention	—	—	—	—	—	1,516	—	—	1,516
Subtotal	—	1,843	9,909	—	—	4,139	—	—	15,891
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Farmland
Pass	—	3,257	4,675	4,856	8,238	20,245	2,632	572	44,475
Special mention	—	—	8,429	—	—	304	6,838	—	15,571
Substandard	—	—	976	1,417	—	678	—	—	3,071
Subtotal	—	3,257	14,080	6,273	8,238	21,227	9,470	572	63,117
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Other commercial
Pass	3,605	5,873	4,890	4,352	1,687	11,325	125,866	4,366	161,964
Special mention	—	12	8	—	—	—	14,259	2,429	16,708
Substandard	—	178	—	92	—	—	294	406	970
Subtotal	3,605	6,063	4,898	4,444	1,687	11,325	140,419	7,201	179,642
Current period gross charge-offs (1)	—	—	—	10	—	—	104	123	237

Mortgage warehouse facilities
Pass	—	—	—	—	—	—	360,326	—	360,326
Subtotal	—	—	—	—	—	—	360,326	—	360,326
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer
Pass	—	—	30	133	33	67	2,188	—	2,451
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Subtotal	—	—	30	133	33	67	2,188	—	2,451
Current period gross charge-offs (1)	—	—	—	—	—	—	437	73	510

Total	$177,041	$158,596	$169,065	$101,598	$297,723	$965,906	$540,961	$17,621	$2,428,511

(1)

Consumer overdrafts are included in consumer loans and commercial overdrafts are included in other commercial. Overdrafts make up the majority of the gross charge-offs of loans originated in the revolving loans category for these loan classes.

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

(1)

Consumer overdrafts are included in consumer loans and commercial overdrafts are included in other commercial. Overdrafts make up the majority of the gross charge-offs of loans originated in the current year for these loan classes.

CECL replaced the legacy accounting for loans designated as purchased credit impaired (“PCI”) with loans designated as purchased credit deteriorated (“PCD”). PCD loans are loans acquired or purchased, which as of acquisition, had evidence of more than insignificant credit deterioration since origination. Due to the immaterial balance in the Company’s PCI loans at the CECL implementation date, Management elected not to transition these loans into the PCD designation. As of  September 30, 2026, the Company had no loans categorized as PCD.

Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, with the exception of Farmland, Agricultural Production and Consumer loans, using a discounted cash flow (“DCF”) methodology. For purposes of calculating the quantitative portion of collectively evaluated reserves on Farmland, Agricultural Production, and Consumer categories, a Remaining Life methodology is utilized.

The model used for calculating the Company’s ACL is reviewed and revised periodically. Recently a full review with modifications in the third quarter of 2024, a partial review with minimal modifications in the third quarter of 2025, and a comprehensive review during the third quarter of 2026 were completed. The Company continues to utilize the multi-factor regression framework adopted during the 2024 update and continues to utilize California-based peer banks with assets between $1.5 billion and $10 billion in estimating expected credit losses. The 2026 comprehensice review included an evaluation of alternative peer group selections, loss drivers, prepayment assumptions, funding assumptions, and qualitative factor methodologies. Based on that review, Management elected to retain the California peer group and multi-factor regression framework, while updating model assumptions and incorporating additional historical data where appropriate. The Company’s ACL is calculated quarterly, with any difference in the calculated ACL and the recorded ACL adjusted through an entry to the provision (benefit) for credit losses. For purposes of estimating the Company’s ACL, Management generally evaluates collectively evaluated loans by call code in order to group loans with similar risk characteristics together; however, Management has grouped loans in selected call codes together in determining portfolio segments due to similar risk characteristics and reserve methodologies used for certain call code classifications.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss-rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are updated periodically, in order to pull in more recent loss-rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data, and the consideration of current and expected conditions and circumstances including the level of interest rates. Management may update prepayment assumptions when changing conditions impact Management’s estimate or additional historical data indicates a reevaluation is warranted. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory, which relates LGD to PD based on historical peer data, as calculated by a third-party. Economic forecasts are considered over a four-quarter forecast period, with reversion to mean occurring on a straight-line basis over four quarters. The call code multiple factor regression models utilized as of  September 30, 2026, for Residential Real Estate loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and House Price Index (HPI). The call code multiple factor regression models utilized as of  September 30, 2026, for Commercial Real Estate and Other Construction loans relied upon reasonable and supportable forecasts of the National Unemployment Rate and Gross Domestic Product (GDP). Management selected the National Unemployment Rate, HPI, and GDP as the drivers of quantitative portion of collectively evaluated reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (FOMC) forecast and given the widespread familiarity of stakeholders with these economic metrics.

The quantitative reserves for Farmland, Agricultural Production, and Consumer loans are calculated using a Remaining Life methodology where the Company’s average historical loss-rates are applied to expected loan balances over an estimated remaining life of loans in calculation of the quantitative portion of collectively evaluated loans in these classes. The estimated remaining life is calculated using historical peer data. During the 2026 refresh, Management evaluated alternative methodologies for the Farmland and Agricultural Production portfolios, including a DCF approach utilizing broader peer data. Management concluded that continuing to utilize the remaining life methodology and the Bank's own historical loss experience provided a more representative estimate of expected credit losses given the characteristics of these portfolios and the Company's recent loss history. Reasonable and supportable forecasts of the National Unemployment Rate, GDP, and HPI are incorporated through qualitative factor adjustments for these portfolio segments.

As part of the 2026 review, Management also examined prepayment assumptions, funding assumptions, and qualitative factor methodologies. Updated assumptions were incorporated where appropriate; however, the overall CECL framework, forecast horizon, reversion methodology, segmentation approach, and primary economic drivers remained substantially unchanged from the methodologies adopted in prior periods.

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

●

Other external factors, which include the influence of peer data on estimated quantitative reserves, residual COVID-19 related risk, expected impact of current and expected inflationary environment, reliance on the National Unemployment rate as opposed to the California unemployment rate in the calculation of quantitative reserves, the expected impact of current and expected geo-political conditions

The qualitative portion of the Company’s reserves on collectively evaluated loans are calculated using a combination of numeric frameworks and Management judgment to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative reserves is also contingent upon the historical peer, life-of-loan equivalent, loss-rate ranges, and the relative weighting of Q-factors according to Management’s judgment.

Although collectively evaluated reserves are generally calculated separately at the call code or loan class level, Management has grouped loan classes with similar risk characteristics into the following portfolio segments:

●	1-4 Family Real Estate

●	Commercial Real Estate

●	Farmland & Agricultural Production

●	Commercial & Industrial

●	Mortgage Warehouse

●	Consumer

Loans secured by Residential Real Estate have a different profile from those secured by Commercial Real Estate, as borrowers for the former are typically consumers, whereas Commercial Real Estate borrowers are often businesses. Loan performance during the COVID-19 pandemic clearly illustrated how these two categories of real estate loans were subject to different risks, exacerbated by the widespread work-from-home model adopted by many companies during and since the pandemic. Farmland and Agricultural Production loans are included in a single segment as these loans are often made to the same types of borrowers, facing the same risks relating to commodity prices, water supply and drought conditions, in addition to other environmental concerns. Commercial & Industrial loans are separated into a separate segment given the uniqueness of these loans, which are often revolving and secured by business assets other than real estate. Mortgage Warehouse balances warrant presentation as an individual portfolio segment given the specific nature of these constantly revolving lines to mortgage originators and a very limited loss history, even after consideration of peer data. Finally, Consumer loans are split out due to the small balances and homogeneous terms that characterize these loans.

Management individually evaluates loans that do not share risk characteristics with other loans when estimating reserves. As of  September 30, 2026 and 2025, the only loans Management considered to have different risk characteristics from other loans sharing the same call report code were loans designated as nonaccrual.

The following tables present the activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and 2025:

Allowance for Credit Losses

(dollars in thousands, unaudited)

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse Facilities	Consumer	Total
Allowance for credit losses:
Balance June 30, 2026	$1,320	$16,220	$4,205	$1,222	$525	$108	$23,600
Charge-offs	(40)	—	(76)	(44)	—	(162)	(322)
Recoveries	—	—	—	1	—	38	39
(Benefit) provision for credit losses	(159)	737	(2,576)	181	(360)	153	(2,024)
Initial allowance on purchased seasoned loans	—	357	—	—	—	—	357
Balance September 30, 2026	$1,121	$17,314	$1,553	$1,360	$165	$137	$21,650

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse Facilities	Consumer	Total
Allowance for credit losses:
Balance June 30, 2025	$1,694	$17,335	$521	$1,571	$451	$108	$21,680
Charge-offs	—	(18)	—	(31)	—	(231)	(280)
Recoveries	—	—	—	10	—	61	71
(Benefit) provision for credit losses	(294)	(524)	4,081	216	55	175	3,709
Balance September 30, 2025	$1,400	$16,793	$4,602	$1,766	$506	$113	$25,180

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse Facilities	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2025	$1,411	$16,650	$1,146	$1,496	$665	$112	$21,480
Charge-offs	(40)	(90)	(76)	(161)	—	(510)	(877)
Recoveries	—	—	21	206	—	127	354
(Benefit) provision for credit losses	(250)	397	462	(181)	(500)	408	336
Initial allowance on purchased seasoned loans	—	357	—	—	—	—	357
Balance September 30, 2026	$1,121	$17,314	$1,553	$1,360	$165	$137	$21,650

	Residential Real Estate	Commercial Real Estate	Farmland & Agricultural Production	Commercial & Industrial	Mortgage Warehouse Facilities	Consumer	Total
Allowance for credit losses:
Balance, December 31, 2024	$1,808	$17,143	$3,827	$1,282	$398	$372	$24,830
Charge-offs	—	(1,165)	(5,300)	(206)	—	(727)	(7,398)
Recoveries	—	—	410	35	—	423	868
(Benefit) provision for credit losses	(408)	815	5,665	655	108	45	6,880
Balance September 30, 2025	$1,400	$16,793	$4,602	$1,766	$506	$113	$25,180

Note 11 – Goodwill

The balance of goodwill at the nine months beginning and ended  September 30, 2026 and 2025, was $27.4 million. There was no acquired goodwill for the nine months ended September 30, 2026 and 2025.

The Company performs its goodwill impairment tests annually, or more often if events or circumstances indicate the carrying value may not be recoverable.

The Company performed its annual quantitative goodwill impairment assessment subsequent to the September 30, 2026, period end, effective as of October 1, 2026, using a market approach. Based on the results of the Company’s goodwill impairment assessment, the Company determined that the fair value of its reporting unit, which was at the consolidated level, exceeded the carrying value. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2027 and has concluded no such events have occurred. Therefore, goodwill was not impaired as of  September 30, 2026, and there were no impairment charges related to the Company’s goodwill recorded during the nine months ended September 30, 2026 and 2025.

Note 12 – Borrowings and Other Arrangements

Repurchase Agreements – Repurchase agreements represent “sweep accounts,” where commercial deposit balances above a specified threshold are transferred at the close of each business day into separate non-deposit accounts. Customers use balances of the non-deposit accounts to purchase government bonds from the Company daily, subject to an agreement from the Company to repurchase such securities the next business day. Repurchase agreements totaled $113.1 million at  September 30, 2026, relative to a balance of $130.9 million at  December 31, 2025.

Long-Term Debt – The Company has long-term debt in the form of fixed to floating rate subordinated debentures with a fixed rate of 3.25% until September 30, 2026, then floating rate at 253.5 basis points over 3-month term Secured Overnight Financing Rate (“SOFR”) until maturity on October 1, 2031. The balance of the Company’s long-term debt, net of unamortized issuance costs, was $49.6 million at  September 30, 2026, and $49.5 million at  December 31, 2025.

Subordinated Debentures – Sierra Statutory Trust II (“Trust II”), Sierra Capital Trust III (“Trust III”), and Coast Bancorp Statutory Trust II (“Trust IV”) (collectively, the “Trusts”) exist solely for the purpose of issuing trust preferred securities fully and are unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated, and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Trust preferred securities are variable rate instruments which were benchmarked against the London Interbank Offered Rate (LIBOR) plus a spread until LIBOR was phased out on June 30, 2023. These instruments are benchmarked against the SOFR, effective June 30, 2023. At  September 30, 2026, and  December 31, 2025, the Company’s trust-preferred securities totaled $36.2 million and $36.0 million, respectively.

The following table summarizes the Company’s other borrowings as of  September 30, 2026, and  December 31, 2025:

	September 30, 2026		December 31, 2025
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Overnight Fed funds purchased	$—	3.76%	$210,000	4.19%
Federal reserve discount window	17,000	3.80%	—	0.00%
Short-term FHLB advance	—	4.00%	12,700	4.50%
Long-term FHLB advance	35,000	3.86%	80,000	3.91%
Total other borrowings	$52,000	3.80%	$302,700	4.05%

The Company has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, FRB, and other correspondent banks.

Federal Funds Purchased – The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $511.8 million at  September 30, 2026, and $250.8 million at  December 31, 2025, at fixed interest rates which vary with market conditions. There were no outstanding overnight balances under these lines of credit at  September 30, 2026, and $210.0 million at  December 31, 2025.

Secured FHLB Borrowings – At  September 30, 2026, and  December 31, 2025, the Company had secured available lines of credit with the FHLB totaling $604.3 million and $629.5 million, respectively, based on eligible collateral of certain loans and investment securities. There were no borrowings outstanding against these lines at  September 30, 2026, and $12.7 million outstanding at  December 31, 2025.

Federal Reserve Line of Credit – The Company has an available line of credit with the FRB of San Francisco secured by certain loans and investments. At  September 30, 2026, and  December 31, 2025, the Company had borrowing capacity under this line totaling $212.9 million and $254.9 million, respectively. The Company had outstanding borrowings of $17.0 million and zero on this line of credit as of  September 30, 2026, and  December 31, 2025, respectively.

Note 13 – Revenue Recognition

The Company utilizes the guidance found in ASU 2014‑09, Revenue from Contracts with Customers (ASC 606), when accounting for certain noninterest income. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Sufficient information should be provided to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company’s revenue streams that are within the scope of and accounted for under Topic 606 include service charges on deposit accounts, debit card interchange fees, and fees levied for other services the Company provides its customers. The guidance does not apply to revenue associated with financial instruments such as loans and investments, and other noninterest income such as loan servicing fees and earnings on bank-owned life insurance, which are accounted for on an accrual basis under other provisions of GAAP.

All of the Company’s revenue from contracts within the scope of ASC 606 is recognized as noninterest income.  Due to the short-term nature of the Company’s contracts with customers, an insignificant amount of receivables related to such revenue was recorded at the three and nine months ended September 30, 2026 and 2025. The following table presents the Company’s sources of noninterest income. Items outside the scope of ASC 606 are noted as such (dollars in thousands, unaudited).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Noninterest income
Service charges on deposits
Returned item and overdraft fees	$1,344	$1,357	$3,980	$3,856
Other service charges on deposits	2,734	2,681	7,741	7,609
Debit card interchange income	2,034	2,027	6,052	6,036
Dividends on equity investments(1)	443	320	1,442	1,011
Unrealized gain recognized on equity investments(1)	—	—	602	—
Net gain on sale of securities(1)	—	—	—	124
Other(1)	1,161	1,673	4,439	4,616
Total noninterest income	$7,716	$8,058	$24,256	$23,252
Percentage of noninterest income not within scope of ASC 606.	20.79%	24.73%	26.73%	24.73%

(1)	Not within scope of ASC 606. Revenue streams are not related to contracts with customers and are accounted for under other provisions of GAAP.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to:

●

risks associated with fluctuations in interest rates, including the impact on other comprehensive income, the ability for customers to repay floating or adjustable rates loans, the impact upon the availability and cost of deposits and other sources of funding, the impact on earning assets and the associated interest income, the impact on valuations of collateral which support our loans, and the impact on fair value of longer-term assets and liabilities;

●	risks associated with inflation (including efforts by the Federal Open Market Committee of the Federal Reserve Bank (“FRB”) to control the same);

●

the risk of unfavorable economic conditions in the Company’s market areas, or the impact on the Company’s market areas of national or international economic conditions or changes to economic policies, including tariffs and trade agreements;

●

liquidity risks, including the ability to effectively manage the potential loss of or decline in deposits, the ability to maintain funding lines of credit, and the loss of value of unencumbered investment securities;

●	increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates;

●	the impact of adverse developments at other banks, including bank failures, which impact general sentiment regarding the stability and liquidity of banks;

●	risks associated with the multitude of, or changes to, current and prospective bank and accounting laws and regulations, and related interpretations, to which the Company is and will be subject;

●	operational risks including the ability to prevent and detect financial reporting errors, operational errors, and fraud;

●	the Company’s ability to diversify and grow its loan portfolio;

●	the Company’s ability to attract and retain skilled employees;

●

the risks related to the development, implementation, use and management of emerging technologies, including artificial intelligence and the ability to achieve expected or  potential benefits, such as increased productivity, profitability and cost savings;

●	the risk to the Company’s operations and ability to serve customers due to cyber security risks and the inability of a vendor to meet its service level agreements;

●	the outcome of any existing or future legal action for which the Company or Bank is a defendant;

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

●	the effects of severe weather events, pandemics, other public health crises, geopolitical events including acts of war or terrorism, and other external events; and

●	the success of acquisitions or branch expansions, closures, or consolidations.

Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors detailed in the Company’s Form 10‑K for the fiscal year ended December 31, 2025, and in Item 1A, herein. The Company does not update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments which have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s has identified one critical accounting policy:

●

the establishment of the allowance for credit losses on loans, including the valuation of individually evaluated loans, as explained in detail in Notes 8 and 10 to the consolidated financial statements and in the “Provision for Credit Losses” and “Allowance for Credit Losses” sections of this discussion and analysis

Critical accounting estimates are evaluated on an ongoing basis to ensure the Company’s financial statements incorporate its most recent expectations regarding those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2026 Compared to Third Quarter 2025

Third quarter 2026 net income was $15.3 million, and $1.18 per diluted share as compared to $9.7 million and $0.72 per diluted share in the third quarter of 2025. The Company’s annualized return on average equity was 16.49% and annualized return on average assets was 1.66% for the quarter ended September 30, 2026, compared to 10.81% and 1.04%, respectively, for the same quarter in 2025. The primary drivers behind the increase in third quarter net income are as follows:

●

Credit loss (benefit) expense on loans improved by $5.7 million, driven primarily by a provision benefit recorded during the third quarter of 2026 resulting from the favorable resolution of a previously reserved agricultural production credit relationship in the lumber industry.

●

Net interest income increased $0.4 million, or 1%, to $32.4 million. Included in net interest income was a $1.1 million recovery of interest on a separate agricultural nonperforming loan that was paid in full. Net interest margin expanded to 3.91% from 3.78% in the third quarter of 2025.

●

Noninterest income and noninterest expense changes included a $0.5 million decrease in earnings from separate-account life insurance and a $0.3 million decrease in deferred compensation expense. Separate-account life insurance income and deferred compensation expense are designed to offset each other.

●

Overall noninterest expense decreased by $1.3 million primarily due to lower salaries and employee benefits expense and reduced deposit service costs. Salaries and employee benefits, excluding deferred compensation, declined $0.6 million, primarily due to a reduction of full-time equivalent staffing levels.

First Nine Months of 2026 Compared to First Nine Months of 2025

●

Net income increased $8.3 million, or 28%, to $37.7 million for the first nine months of 2026. The increase was driven primarily by a $6.8 million reduction in credit loss (benefit) expense, a $2.2 million decline in noninterest expense, a $1.0 million increase in noninterest income, and a $0.7 million improvement in net interest income. Diluted earnings per share increased 35% to $2.90 compared to $2.15 for the same period in 2025.

●

Net interest income increased $0.7 million, or 1%, compared to the first nine months of 2025. Included in the increase was a $1.1 million recovery of interest as described above in the quarterly comparison. Tax-equivalent net interest margin increased seven basis points to 3.80% from 3.73%. Cost of funds declined to 1.32% from 1.47%, while the cost of deposits decreased to 1.16% from 1.31%.

●

Noninterest income increased $1.0 million, or 4%, compared to the first nine months of 2025. The increase was primarily attributable to a $0.4 million gain on the sale of fixed assets, a $0.3 million increase in cash surrender value income from bank-owned life insurance, and higher service charges and fee income.

●

Noninterest expense decreased $2.2 million, or 3%, compared to the first nine months of 2025. The reduction was driven primarily by lower salaries and employee benefits expense, lower deposit service costs, and reduced other operating expenses.

FINANCIAL CONDITION SUMMARY

September 30, 2026, Relative to December 31, 2025 (unless otherwise noted)

The Company’s assets totaled $3.7 billion at September 30, 2026, a decrease of $154.1 million, or 4% from December 31, 2025. The following provides a summary of key balance sheet changes during the first nine months of 2026:

●

Investment securities decreased $53.7 million, or 6%, to $862.5 million, primarily due to principal repayments, maturities, and runoff within the mortgage-backed securities and collateralized loan obligations ("CLO") portfolios.

●

Gross loans decreased $118.3 million, or 5%, to $2.43 billion. The decline was primarily driven by a $158.0 million decrease in mortgage warehouse facility utilization, a $12.9 million decrease in other commercial loans, a $17.5 million decrease in residential real estate loans, and a $5.2 million decrease in farmland loans. These decreases were partially offset by a $74.1 million increase in commercial real estate loans and a $1.5 million increase in other construction and land development loans.

●

Commercial real estate lending activity strengthened during the third quarter of 2026. Commercial real estate balances increased $75.3 million during the quarter, while mortgage warehouse balances declined $97.1 million. Average commercial and industrial loan balances increased 15% from the linked quarter, reflecting continued success in originating relationship-based commercial lending.

●

Mortgage warehouse balances declined $158.0 million, or 30%, from December 31, 2025, as the Company temporarily paused growth in mortgage warehouse to allow our focus to be on enhanced controls amid elevated interest rate volatility and increased market uncertainty. The focus reflects a disciplined approach to managing risk while preserving profitability, as average third quarter mortgage warehouse balances declined only $20.8 million from the linked quarter and associated mortgage warehouse interest income only declined by $0.2 million.

●

Total deposits increased $108.3 million, or 4%, to $2.98 billion. Growth was concentrated in core deposit categories, including a $59.5 million increase in noninterest-bearing demand deposits, a $35.0 million increase in interest-bearing transaction accounts, and a $28.9 million increase in money market deposits. Customer deposits increased $106.3 million, while brokered deposits increased $2.1 million during the period.

●

Other interest-bearing liabilities declined $250.7 million, or 83%, to $52.0 million at September 30, 2026, from $302.7 million at December 31, 2025. The decline primarily reflects a significant reduction in overnight borrowings as mortgage warehouse balances decreased and deposit growth strengthened.

●

Asset quality metrics improved during the first nine months of 2026. Nonperforming assets declined to $9.3 million, or 0.38% of loans plus foreclosed assets, compared to $14.8 million, or 0.58%, at December 31, 2025. Classified loans declined to $27.0 million from $31.4 million at year-end 2025.

●

Total shareholders' equity was $361.7 million at September 30, 2026, compared to $364.9 million at December 31, 2025. The decrease was primarily attributable to an $18.6 million increase in accumulated other comprehensive loss, $14.4 million of share repurchases during the year, and $10.3 million of cash dividends declared, partially offset by $37.7 million of net income during the first nine months of 2026. The remaining difference was related to activity from stock options and restricted stock awards during the year. Despite these factors, regulatory capital ratios remained strong, with the subsidiary Bank's leverage ratio increasing to 12.43% at September 30, 2026.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income was $32.4 million for the third quarter of 2026, an increase of $0.4 million, or 1%, compared to the third quarter of 2025. The increase was primarily attributable to lower funding costs, higher loan yields, and the recovery of approximately $1.1 million of previously unrecognized interest income associated with a nonaccrual agricultural production loan that paid in full during the quarter. This credit relationship is unrelated to the agricultural production credit discussed in the Provision for Credit Loss Expense section. The favorable interest recovery was partially offset by lower average investment securities balances and yields. Interest expense declined $1.4 million, or 12%, from the prior-year quarter, reflecting lower rates on deposits and borrowed funds and a decrease in the average balance of borrowed funds.

For the third quarter of 2026, average interest-earning assets decreased $67.4 million, or 2%, from the same period in 2025, while the yield on those assets remained relatively stable at 5.17%, compared to 5.18% in the prior-year quarter. The decline in average earning assets was primarily attributable to lower investment securities balances, partially offset by growth in average commercial real estate and mortgage warehouse loan balances.

Average interest-bearing liabilities decreased $45.6 million, or 2%, compared to the third quarter of 2025, while the cost of those liabilities declined 21 basis points to 1.92%. The decrease in funding costs was primarily attributable to lower costs on interest-bearing deposits and borrowed funds. Average customer time deposits declined $42.2 million from the prior-year quarter and brokered deposit costs decreased 33 basis points, contributing to the improvement in overall funding costs.

The reduction in funding costs and improvement in loan yields more than offset modest pressure on earning asset balances, resulting in a 13 basis point increase in tax-equivalent net interest margin to 3.91%, compared to 3.78% in the third quarter of 2025.

Net interest income for the first nine months of 2026 increased $0.7 million, or 1%, to $93.4 million, compared to the same period in 2025. The increase was primarily attributable to lower funding costs and the recovery of approximately $1.1 million of previously unrecognized interest income associated with a nonaccrual loan that paid in full during the third quarter, partially offset by lower average investment securities balances. Average interest-earning assets decreased $35.7 million, or 1%, while the tax-equivalent yield on earning assets declined seven basis points to 5.07%.

For the first nine months of 2026, interest expense decreased $3.7 million, or 10%, to $31.7 million. The decrease was driven by a 22 basis point reduction in the cost of interest-bearing liabilities to 1.93%, reflecting favorable repricing of deposits and wholesale funding balances. As a result, tax-equivalent net interest margin increased seven basis points to 3.80%, compared to 3.73% for the same period in 2025.

The Company temporarily paused growth within its mortgage warehouse portfolio during the quarter in response to elevated interest rate volatility and changing conditions in the residential mortgage market. Enhanced reviews of our customer's credit risk profiles, including hedging positions and pipelines, resulted in a more selective approach to extending mortgage warehouse credit at the end of the third quarter 2026. Despite a decline of $97.1 million in period-end mortgage warehouse balances during the quarter, average mortgage warehouse balances decreased by only $20.8 million compared to the linked quarter, while related interest income declined slightly by $0.2 million, reflecting the continued profitability of the portfolio.

The Company had $1.8 billion in adjustable and variable rate loans and $196.9 million in floating rate bonds, as compared to $201.6 million in floating rate CDs and $36.1 million in floating rate trust preferred securities at September 30, 2026. Subsequent to quarter-end, approximately $49.6 million of subordinated debt transitioned from a fixed interest rate to a variable rate based on SOFR. The adjustable-rate loans have repricing frequencies ranging from 30-days to 10-years. Of the $1.8 billion in adjustable and variable rate loans, $704.4 million reprice or mature in the next twelve months, including $360.3 million in mortgage warehouse facilities. Although the mortgage warehouse facilities do not generally reprice while outstanding, their short duration and rapid turnover result in yields that adjust quickly to changes in market interest rates. In addition, there were $647.7 million of fixed-term deposits that reprice or mature within twelve months. Of the $704.4 million in adjustable and variable rate loans that reprice or mature over the next twelve months, $265.2 million, or 38%, have a pricing index rate higher than the current index, while $3.3 million, or less than 1%, have a pricing index rate lower than the current index. The remaining balance of $436.0 million in loans are priced at the current index rate.

Overall, the Company's net interest margin benefited from lower funding costs, a favorable funding mix, and the recovery of previously unrecognized interest income during the third quarter of 2026. These factors more than offset pressure from lower average investment securities balances and yields. The level of net interest income recognized in any given period depends on a combination of factors including the average volume and yield of interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of financial instruments which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

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

Average Balances and Rates

(dollars in thousands, unaudited)

	For the three months ended			For the three months ended
	September 30, 2026			September 30, 2025
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$21,300	$207	3.86%	$31,672	$329	4.12%
Taxable	673,282	7,874	4.64%	731,274	9,104	4.94%
Non-taxable	207,670	1,697	4.10%	196,550	1,580	4.04%
Total investments	902,252	9,778	4.50%	959,496	11,013	4.73%

Loans:(3)
Real estate	1,841,662	23,041	4.96%	1,849,065	22,997	4.93%
Agricultural	55,875	1,819	12.92%	70,033	961	5.44%
Commercial	122,548	1,764	5.71%	116,855	1,824	6.19%
Consumer	2,410	54	8.89%	2,872	64	8.84%
Mortgage warehouse facilities	401,497	6,426	6.35%	395,940	7,059	7.07%
Other	3,079	35	4.51%	2,453	19	3.07%
Total loans	2,427,071	33,139	5.42%	2,437,218	32,924	5.36%
Total interest-earning assets (4)	3,329,323	42,917	5.17%	3,396,714	43,937	5.18%
Other earning assets	17,988			17,062
Non-earning assets	302,201			297,980
Total assets	$3,649,512			$3,711,756

Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$258,011	$1,406	2.16%	$251,719	$1,617	2.55%
NOW	354,243	84	0.09%	369,586	131	0.14%
Savings accounts	364,461	125	0.14%	356,172	106	0.12%
Money market	188,131	946	1.99%	156,347	745	1.89%
Time deposits	453,921	3,321	2.90%	496,155	4,078	3.26%
Brokered deposits	274,448	2,874	4.15%	259,624	2,929	4.48%
Total interest-bearing deposits	1,893,215	8,756	1.83%	1,889,603	9,606	2.02%
Borrowed funds:
Federal funds purchased	37,070	354	3.79%	30,545	353	4.59%
Repurchase agreements	126,586	46	0.14%	134,619	68	0.20%
Short term borrowings	2,578	25	3.85%	5,539	68	4.87%
Long term FHLB advances	35,000	335	3.80%	80,000	788	3.91%
Long-term debt	49,536	429	3.44%	49,447	429	3.44%
Subordinated debentures	36,123	607	6.67%	35,945	657	7.25%
Total borrowed funds	286,893	1,796	2.48%	336,095	2,363	2.79%
Total interest-bearing liabilities	2,180,108	10,552	1.92%	2,225,698	11,969	2.13%
Demand deposits - noninterest-bearing	1,034,635			1,048,639
Other liabilities	67,188			81,368
Shareholders' equity	367,581			356,051
Total liabilities and shareholders' equity	$3,649,512			$3,711,756
Interest income/interest-earning assets			5.17%			5.18%
Interest expense/interest-earning assets			1.26%			1.40%
Net interest income and margin(5)		$32,365	3.91%		$31,968	3.78%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)

Loans are gross of the allowance for expected credit losses. Loan fees have been included in the calculation of interest income. Net loan costs and loan acquisition FMV amortization were $(0.2) million and $(0.3) million for the quarters ended September 30, 2026 and 2025, respectively.

(4)	Nonaccrual loans have been included in total loans for purposes of computing total earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates
(Dollars in Thousands, Unaudited)
	For the nine months ended			For the nine months ended
	September 30, 2026			September 30, 2025
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)
Investments:
Interest-earning due from banks	$18,651	$530	3.80%	$34,728	$1,128	4.34%
Taxable	692,553	23,831	4.60%	745,614	27,539	4.94%
Non-taxable	206,342	5,000	4.10%	196,820	4,733	4.07%
Total investments	917,546	29,361	4.47%	977,162	33,400	4.74%

Loans:(3)
Real estate	1,822,690	67,684	4.96%	1,841,163	67,576	4.91%
Agricultural	59,099	3,266	7.39%	73,071	2,906	5.32%
Commercial	113,612	4,892	5.76%	109,854	4,951	6.03%
Consumer	2,484	163	8.77%	3,123	196	8.39%
Mortgage warehouse facilities	412,629	19,623	6.36%	359,564	19,029	7.08%
Other	2,543	64	3.36%	2,389	50	2.80%
Total Loans	2,413,057	95,692	5.30%	2,389,164	94,708	5.30%
Total interest-earning assets (4)	3,330,603	125,053	5.07%	3,366,326	128,108	5.14%
Other earning assets	17,667			17,062
Non-earning assets	301,650			284,071
Total assets	$3,649,920			$3,667,459
Liabilities and shareholders' equity
Interest-bearing deposits:
Demand deposits	$240,001	$3,772	2.10%	$228,208	$4,329	2.54%
NOW	357,570	257	0.10%	374,508	390	0.14%
Savings accounts	364,820	341	0.12%	354,551	292	0.11%
Money market	171,518	2,334	1.82%	149,252	1,925	1.72%
Time Deposits	455,879	9,741	2.86%	514,679	12,774	3.32%
Brokered deposits	273,788	8,495	4.15%	249,584	8,594	4.60%
Total interest-bearing deposits	1,863,576	24,940	1.79%	1,870,782	28,304	2.02%
Borrowed funds:
Federal funds purchased	68,265	1,919	3.76%	25,758	870	4.52%
Repurchase agreements	126,705	153	0.16%	123,954	216	0.23%
Short term borrowings	3,385	97	3.83%	11,439	391	4.57%
Long term FHLB advances	51,007	1,473	3.86%	80,000	2,339	3.91%
Long-term debt	49,514	1,291	3.49%	49,424	1,289	3.49%
Subordinated debentures	36,078	1,794	6.65%	35,900	1,965	7.32%
Total borrowed funds	334,954	6,727	2.69%	326,475	7,070	2.90%
Total interest-bearing liabilities	2,198,530	31,667	1.93%	2,197,257	35,374	2.15%
Demand deposits - noninterest-bearing	1,019,725			1,024,278
Other liabilities	65,540			91,709
Shareholders' equity	366,125			354,215
Total liabilities and shareholders' equity	$3,649,920			$3,667,459
Interest income/interest-earning assets			5.07%			5.14%
Interest expense/interest-earning assets			1.27%			1.41%
Net interest income and margin(5)		$93,386	3.80%		$92,734	3.73%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 21% effective federal tax rate.
(3)

Loans are gross of the allowance for possible loan losses. Loan fees have been included in the calculation of interest income. Net loan fees and loan acquisition FMV amortization were $(0.8) million and $(0.9) million for the nine months ended September 30, 2026 and 2025, respectively.

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

Volume & Rate Variances

(dollars in thousands, unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2026 over 2025				2026 over 2025
	Increase (decrease) due to				Increase (decrease) due to
Assets:	Volume	Rate	Mix	Net	Volume	Rate	Mix	Net
Investments:
Federal funds sold/due from time	$(108)	$(21)	$7	$(122)	$(522)	$(141)	$65	$(598)
Taxable	(722)	(552)	44	(1,230)	(1,960)	(1,882)	134	(3,708)
Non-taxable	23	26	68	117	290	36	(59)	267
Total investments (1)	(807)	(547)	119	(1,235)	(2,192)	(1,987)	140	(4,039)
Loans:
Real estate	(92)	137	(1)	44	(678)	794	(8)	108
Agricultural	(194)	1,319	(267)	858	(556)	1,132	(216)	360
Commercial	89	(142)	(7)	(60)	169	(220)	(8)	(59)
Consumer	(10)	—	—	(10)	(40)	9	(2)	(33)
Mortgage warehouse	99	(722)	(10)	(633)	2,808	(1,929)	(285)	594
Other	5	9	2	16	3	10	1	14
Total loans (1)	(103)	601	(283)	215	1,706	(204)	(518)	984
Total interest-earning assets (1)	$(910)	$54	$(164)	$(1,020)	$(486)	$(2,191)	$(378)	$(3,055)
Liabilities
Interest-bearing deposits:
Demand deposits	$40	(245)	(6)	$(211)	$224	$(743)	(38)	$(557)
NOW	(5)	(44)	2	(47)	(18)	(120)	5	(133)
Savings accounts	2	17	—	19	8	40	1	49
Money market	152	41	8	201	287	106	16	409
Time deposits	(347)	(448)	38	(757)	(1,459)	(1,777)	203	(3,033)
Brokered deposits	167	(210)	(12)	(55)	833	(850)	(82)	(99)
Total interest-bearing deposits (1)	9	(889)	30	(850)	(125)	(3,344)	105	(3,364)
Borrowed funds:
Federal funds purchased	75	(61)	(13)	1	1,436	(146)	(241)	1,049
Repurchase agreements	(4)	(19)	1	(22)	5	(67)	(1)	(63)
Short term borrowings	(37)	(14)	8	(43)	(276)	(63)	45	(294)
Long-term FHLB Advances	(444)	(22)	13	(453)	(847)	(29)	10	(866)
Long term debt	1	(1)	—	—	2	—	—	2
Subordinated debentures	3	(53)	—	(50)	10	(180)	(1)	(171)
Total borrowed funds (1)	(406)	(170)	9	(567)	330	(485)	(188)	(343)
Total interest-bearing liabilities (1)	(397)	(1,059)	39	(1,417)	205	(3,829)	(83)	(3,707)
Net interest income (1)	$(513)	$1,113	$(203)	$397	$(691)	$1,638	$(295)	$652

(1)	Subtotals are a sum of the categories above and are not recalculated on the portfolio totals.

The volume and rate analysis indicates that lower funding costs continued to be a significant contributor to earnings performance during both the quarterly and year-to-date periods. Favorable repricing of deposits and wholesale funding sources more than offset the impact of lower average investment securities balances and yields. In addition, third quarter 2026 results benefited from the recovery of approximately $1.1 million of previously unrecognized interest income associated with a separate nonaccrual agricultural production lending relationship in the lumber industry that paid in full during the quarter. While mortgage warehouse balances declined during 2026 as the Company adopted a more selective approach to extending mortgage warehouse credit, strong growth in commercial real estate lending and improved funding mix contributed to the favorable net interest margin performance.

Variances in net interest income were the result of changes discussed under the “Net Interest Income and Net Interest Margin” heading.

PROVISION FOR CREDIT LOSS EXPENSE

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for credit losses on loans, a contra-asset account, through periodic charges to earnings, which are reflected in the income statement as the provision for credit losses on loans. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, with subsequent recoveries reflected as an increase to the allowance. The Company recorded a benefit for credit losses on loans of $2.0 million for the third quarter of 2026, compared to credit loss expense on loans of $3.7 million for the third quarter of 2025. For the first nine months of 2026, provision for credit losses on loans totaled $0.3 million, compared to $6.9 million for the same period in 2025.

The third quarter 2026 benefit was primarily attributable to the resolution of a previously identified agricultural production lending relationship in the lumber industry that had been individually evaluated for expected credit losses. During the second quarter of 2026, the Company recorded a $2.5 million allowance allocation on this credit due to elevated repayment risk and uncertainty regarding ultimate collectability. During the third quarter of 2026, the relationship was resolved through the sale of the note to another creditor. As a result, the Company recovered substantially all principal, accrued interest, and fees associated with the relationship, resulting in an immaterial charge-off and the reversal of the allowance allocation previously established on the credit. The nonaccrual agricultural production credit discussed in the Net Interest Income section is unrelated to the previously reserved agricultural production relationship in the lumber industry discussed in the Provision for Credit Loss Expense.

The resolution of this relationship contributed to a decline in the allowance for credit losses on loans from $23.6 million at June 30, 2026, to $21.7 million at September 30, 2026. Excluding the impact of this individually evaluated relationship, credit quality trends across the remainder of the loan portfolio were generally stable to improved during the quarter. Nonperforming assets declined to $9.3 million at September 30, 2026, from $14.8 million at December 31, 2025, classified loans declined to $27.0 million from $31.4 million, and loans past due 30 to 89 days improved to $2.5 million from $6.8 million at year-end 2025.

The allowance for credit losses on loans is maintained at a level that, in Management’s judgment, is adequate to absorb probable credit losses on loans related to individually identified loans as well as probable credit losses in the remaining loan portfolio.

The Company’s policies for monitoring the adequacy of the allowance, determining loan balances that should be charged off, and other detailed information with regard to changes in the allowance are discussed in Note 10 to the consolidated financial statements and below, under “Allowance for Credit Losses.” The process utilized to establish an appropriate credit allowance for losses on loans can result in a high degree of variability in the Company’s credit loss provision, and consequently in net earnings.

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest Income/Expense

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
Noninterest income:	2026	2025	2026	2025
Service charges and fees on deposit accounts
Interchange income on debit cards	$2,034	$2,027	$6,052	$6,036
Business analysis fees	1,254	1,220	3,458	3,377
Overdraft fee income	1,344	1,357	3,980	3,857
Other service charges and fees	1,480	1,461	4,283	4,231
Net gain on sale of securities available-for-sale	—	—	—	124
Gain (loss) on sale of fixed assets	—	—	360	(22)
Increase in cash surrender value of life insurance	421	410	1,256	991
Earnings on separate account life insurance	112	608	1,118	1,078
Other	1,071	975	3,749	3,580
Total noninterest income	$7,716	$8,058	$24,256	$23,252
As a % of average interest-earning assets (1)	0.92%	0.94%	0.97%	0.92%

Noninterest expense:
Salaries and employee benefits
Salary and incentives	$10,203	$10,863	$31,014	$32,014
Employee benefits	1,921	1,865	6,218	6,118
Deferred compensation	37	99	176	243
Occupancy costs	3,162	3,234	9,451	9,354
Advertising and marketing costs	317	403	988	1,156
Data processing costs	1,493	1,518	4,734	4,582
Deposit services costs	1,865	2,134	5,796	6,243
Loan services costs
Loan processing	107	173	337	425
Foreclosed assets	1	1	18	3
Other operating costs	929	901	2,480	2,905
Professional services costs
Legal and accounting services	738	641	1,866	1,712
Director's costs	342	332	1,035	951
Deferred directors' fees cost	154	438	621	942
Other professional services	721	763	2,115	2,180
Stationery and supply costs	77	102	274	335
Debit card and fraud loss	247	168	527	656
Total noninterest expense	$22,314	$23,635	$67,650	$69,819
As a % of average interest-earning assets (1)	2.66%	2.76%	2.72%	2.77%

(1)	Annualized

Noninterest Income:

Total noninterest income decreased $0.3 million, or 4%, to $7.7 million in the third quarter 2026 from $8.1 million in the third quarter of 2025. The decrease was primarily attributable to a $0.5 million decline in earnings on separate-account life insurance, partially offset by increases in service charges and fees on deposit accounts and the above-mentioned special FHLB dividend.

For the first nine months of 2026, noninterest income increased $1.0 million, or 4%, to $24.3 million compared to $23.3 million for the same period in 2025. The increase was primarily driven by a $0.4 million gain on the sale of fixed assets, a $0.3 million increase in cash surrender value income from life insurance, a $0.3 million increase in service charges and fees on deposit accounts, and a $0.2 million increase in other income. These favorable variances were partially offset by the absence of securities gains recognized during the first nine months of 2025.

The Company’s nonqualified deferred compensation plan for officers and directors allows participants to defer a portion of their earnings and select from various hypothetical investment alternatives to determine their individual returns. The Company economically offsets this liability with separate-account life insurance policies that are invested in similar underlying fund types within the life insurance policy. Because the deferred compensation liability and the separate-account life insurance asset are not contractually linked, differences in balances, fund performance, and insurance costs can result in temporary timing mismatches between changes in separate-account life insurance income and the related deferred compensation expense.

Earnings on separate account life insurance were $0.1 million for the third quarter of 2026, compared to $0.6 million in the third quarter of 2025. For the first nine months of both 2026 and 2025, earnings on separate account life insurance totaled $1.1 million. These changes reflect market-driven fluctuations in the value of the underlying investment alternatives and do not represent changes in the operating performance or credit quality of the Company.

The majority of the related deferred compensation expense or benefit is reported within professional services expense under deferred directors' fees, as it primarily relates to directors' deferred compensation elections. Deferred directors' fee expense was $0.2 million during the third quarter of 2026, compared to $0.4 million in the third quarter of 2025. For the first nine months of 2026, deferred directors' fee expense totaled $0.6 million, compared to $0.9 million for the first nine months of 2025.

Noninterest Expense:

Total noninterest expense decreased $1.2 million, or 5%, to $22.3 million during the third quarter of 2026 from $23.5 million in the linked quarter. The decrease was primarily attributable to a $0.9 million decline in deferred directors' fee expense, a $0.4 million reduction in salaries and employee benefits expense, and lower data processing and deposit service costs. These favorable variances were partially offset by higher legal and accounting expenses and higher debit card and fraud losses.

Compared to the third quarter of 2025, total noninterest expense decreased $1.3 million, or 6%, from $23.6 million. Salaries and employee benefits expense declined $0.7 million, primarily due to lower full-time equivalent staffing levels, and deposit service costs decreased $0.3 million. These favorable variances were partially offset by increases in legal and accounting expenses and director-related costs.

For the first nine months of 2026, noninterest expense decreased $2.2 million, or 3%, to $67.7 million from $69.8 million for the same period in 2025. Salaries and employee benefits expense decreased $1.0 million, deposit service costs declined $0.4 million, and other operating expenses decreased $0.4 million. These improvements were partially offset by higher occupancy costs and increased legal and accounting expenses. The Company's efficiency ratio improved to 56.73% for the first nine months of 2026, compared to 59.32% for the same period in 2025.

Overall full-time equivalent employees were 447 at September 30, 2026, as compared to 465 at December 31, 2025, and 476 at September 30, 2025. The decline reflects management's continued focus on operating efficiency and controlling noninterest expense growth while maintaining service levels and support for strategic growth initiatives.

PROVISION FOR INCOME TAXES

The Company records its provision for income taxes using the annual effective tax rate method prescribed by ASC 740, Income Taxes. Under this methodology, income tax expense is determined by applying the Company's estimated annual effective tax rate to year-to-date pre-tax income and adjusting for discrete tax items recognized in the period in which they occur. The estimated annual effective tax rate reflects the impact of tax-exempt income, tax credits, and other permanent differences between book and taxable income. Permanent differences include, but are not limited to, tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Tax credits consist primarily of benefits generated through investments in low-income housing tax credit funds and, more recently, renewable energy tax equity investments. The Company's effective tax rate was 22.7% for the third quarter of 2026, compared to 23.6% for the third quarter of 2025. For the first nine months of 2026, the effective tax rate was 24.2%, compared to 24.9% for the same period in 2025. The Company's effective tax rate declined during the third quarter of 2026 primarily due to the recognition of expected tax benefits associated with its renewable energy tax equity investment, consistent with management's estimate of credits expected to be realized during 2026, as well as the continued benefit of tax-exempt income.

BALANCE SHEET ANALYSIS

EARNING ASSETS

The Company’s interest-earning assets are comprised of loans and investments, including overnight investments and surplus balances held in interest-earning accounts in its FRB account. The composition, growth characteristics, and credit quality of both investments and loans are significant determinants of the Company’s financial condition. Investments are analyzed in the section immediately below, while the loan portfolio and other factors affecting earning assets are discussed in the sections following investments.

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

The majority of the investment portfolio is reflected on the consolidated balance sheet as investment securities and totaled $862.5 million, or 23% of total assets at September 30, 2026, and $916.1 million, or 24% of total assets at December 31, 2025. The modest decrease was due primarily to regularly scheduled maturities and paydowns, as well as calls of collateralized loan obligations ("CLOs").

The Company carries “available-for-sale” investments at their fair market values and “held-to-maturity” investments at amortized cost, net of allowance for credit losses. The Company currently has the intent and ability to hold investment securities to maturity, but the securities are all marketable. The expected effective duration was 3.5 years for available-for-sale investments and 5.9 years for held-to-maturity investments at September 30, 2026, as compared to 2.8 years for available-for-sale investments and 5.6 years for held-to-maturity investments at December 31, 2025.

The following table sets forth the carrying amount for available-for-sale securities, at fair value, and held-to-maturity securities, at amortized cost, net of the allowance for credit losses of the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2026		December 31, 2025
	Carrying Amount	Percent	Carrying Amount	Percent
Available for sale
U.S. government agencies	$22,678	2.63%	$32,901	3.59%
Mortgage-backed securities	272,334	31.58%	259,760	28.35%
State and political subdivisions	47,511	5.51%	46,921	5.12%
Corporate bonds	83,836	9.72%	86,467	9.44%
Collateralized loan obligations	158,538	18.38%	199,281	21.75%
Total available for sale	584,897	67.82%	625,330	68.25%
Held to maturity
U.S. government agencies	4,161	0.48%	4,523	0.49%
Mortgage-backed securities	104,151	12.08%	115,228	12.58%
State and political subdivisions	169,265	19.64%	171,060	18.68%
Total held to maturity	277,577	32.18%	290,811	31.75%
Total securities	$862,474	100.00%	$916,141	100.00%

The fair value of investment securities pledged as collateral for borrowings and/or potential borrowings from the FHLB and the FRB, customer repurchase agreements, and other purposes as required or permitted by law totaled $300.2 million at September 30, 2026, and $367.5 million at December 31, 2025, leaving $531.6 million in unpledged debt securities at September 30, 2026, and $548.6 million at December 31, 2025. Securities pledged in excess of actual pledging needs and thus available for liquidity purposes, if needed, totaled $41.7 million at September 30, 2026, and $35.6 million at December 31, 2025.

At September 30, 2026, the Company’s investment portfolio included 231 municipal bonds issued by 193 different government municipalities and agencies located within 28 different states, with an aggregate fair value of $200.2 million. The largest exposure to any single municipality or agency was a combined $4.5 million (fair value) in general obligation bonds issued by the City of New York (NY). In addition, the Company owned 105 subordinated debentures issued by bank-holding companies totaling $83.8 million (fair value).

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for the Company’s largest geographic concentrations:

	September 30, 2026		December 31, 2025
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
Texas	$94,285	$81,963	$86,922	$85,424
California	48,435	42,515	50,945	49,130
Other (22 & 22 states, respectively)	60,594	53,278	60,220	61,092
Total general obligation bonds	203,314	177,756	198,087	195,646

Revenue bonds
State of issuance
Texas	5,537	4,798	5,534	5,378
California	3,597	3,388	3,583	3,586
Other (13 & 13 states, respectively)	16,394	14,294	16,481	16,416
Total revenue bonds	25,528	22,480	25,598	25,380
Total obligations of states and political subdivisions	$228,842	$200,236	$223,685	$221,026

ALLOWANCE FOR CREDIT LOSSES – AFS INVESTMENT SECURITIES

The allowance for credit losses on AFS investment securities, a contra-asset, is established through periodic provisions for credit losses on AFS investment securities. It is maintained at a level that is considered adequate to measure expected losses across the classes of major investment security types and may not be correlated with fluctuations in fair value related to changes in market conditions, primarily interest rates. The Company maintains it has intent and ability to hold AFS securities until the amortized cost basis of each security is recovered and likewise concluded as of both September 30, 2026, and December 31, 2025, that it was not more likely than not that any of the securities in an unrealized loss position would be required to be sold. The following bullets outline additional support for Management’s conclusion that no amount of the unrealized loss of the securities in an unrealized loss position as of September 30, 2026, and December 31, 2025, was attributable to credit deterioration and a risk of loss, requiring an allowance for credit losses.

●

U.S. government agencies are supported by the full faith and creditworthiness of the U.S. federal government and Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either September 30, 2026, or December 31, 2025.

●

Mortgage-backed securities issued by government-sponsored enterprises (“GSEs”) carry an implicit guarantee by the U.S. federal government, as the GSEs can draw funds from the U.S. federal government up to a limit, with an implied ability to draw funds beyond the limit. Management did not consider a default, much less a loss on these securities to be a reasonable possibility as of either September 30, 2026, or December 31, 2025.

●

Management routinely monitors third party credit grades of the municipal issuers in the Company’s state and political subdivisions portfolio. In addition, Management performs annual reviews of the underlying municipal issuers financial statements in order to evaluate stability and repayment capacity and has noted no concerns with any of the bonds in the Company’s state and local portfolio. As of both September 30, 2026, and December 31, 2025, Management concluded that no allowance for credit losses was warranted on any of the Company’s available-for-sale municipal securities and the unrealized loss position of each of the securities reflected fluctuations in market conditions, primarily interest rates, since the time of purchase.

●

The Company has invested in subordinated debenture issuances of other financial institutions. Various financial metrics, including credit quality, reserve adequacy, profitability, liquidity, and capital, of each of the issuing financial institutions are reviewed by Management quarterly. Following review of the financial metrics available for each of the underlying institutions as of September 30, 2026, and December 31, 2025, Management concluded the unrealized loss position of these securities were related exclusively to the fluctuation in market conditions, primarily interest rates, from the date of purchase, and were not reflective of any credit concerns with the issuing financial institution. These bonds were subject to an internal credit review prior to their purchase and are subject to ongoing quarterly reviews.

●

The Company has invested exclusively in AA and AAA tranches of various collateralized loan obligations, which are securitizations of commercial loans. Each purchase is subject to an internal credit, concentration, and structure review prior to their purchase and are subject to ongoing quarterly reviews. Management monitors the credit rating, in addition to various performance metrics of these investments using a third-party informational service, on a quarterly basis. Following review of financial metrics as of both September 30, 2026, and December 31, 2025, Management concluded that any unrealized loss positions on individual securities related exclusively to the fluctuation in market conditions, primarily interest rate spreads due to changes in supply or demand, from the date of purchase, and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

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

Loan Distribution

(dollars in thousands, unaudited)

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Real estate:
Residential real estate	$342,062	14.09%	$359,514	14.12%
Commercial real estate	1,465,022	60.33%	1,390,890	54.61%
Other construction/land	15,891	0.65%	14,414	0.57%
Farmland	63,117	2.60%	68,307	2.68%
Total real estate	1,886,092	77.67%	1,833,125	71.98%
Other commercial	179,642	7.40%	192,577	7.56%
Mortgage warehouse facilities	360,326	14.83%	518,333	20.35%
Consumer loans	2,451	0.10%	2,810	0.11%
Total loans	$2,428,511	100.00%	$2,546,845	100.00%

The decrease in gross loan balances compared to December 31, 2025, was primarily driven by a $158.0 million decrease in mortgage warehouse utilization, partially offset by a $74.1 million increase in commercial real estate loans and continued loan production across the Company's core lending markets. The reduction in mortgage warehouse balances reflects a temporary pause in growth in the third quarter of 2026 due to the implementation of enhanced controls, as well as market volatility throughout 2026 due to the higher rate environment, while growth in commercial real estate lending demonstrates continued success in originating and retaining relationship-based commercial credits. The Company continues to add new mortgage warehouse customers with total commitments increasing $82.3 million, or 10.6%, during the first nine months of 2026.  Most of the increase was in the third quarter with $54.4 million of net new commitments.

Despite the decline in period-end mortgage warehouse balances, average mortgage warehouse balances decreased by only $20.8 million during the third quarter of 2026 compared to the linked quarter, while related interest income declined slightly by $0.2 million. In addition, commercial real estate balances increased $75.3 million during the quarter, reflecting strong production activity and growth in relationship-based lending.

The Company's loan portfolio remains well diversified, with commercial real estate representing 60% of total loans, mortgage warehouse facilities representing 15%, residential real estate comprising 14%, and other commercial loans representing 7% of the portfolio at September 30, 2026. Commercial real estate lending continues to be a key area of growth, supported by strong customer demand and a healthy pipeline of opportunities.

As indicated in the loan rollforward table below, the Company significantly increased new credit extended during the quarter to $123.7 million as compared to $49.4 million in the previous quarter. The implementation of semi-monthly credit evaluation meetings has enabled the Bank’s lending teams to more effectively compete for lending opportunities. While lending activity increased, it was offset by significant declines in mortgage warehouse utilization as well as higher than normal paydowns.

	For the three months ended:			For the nine months ended:
	9/30/2026	6/30/2026	9/30/2025	9/30/2026	9/30/2025
Gross loans beginning balance	$2,456,206	$2,466,891	$2,434,605	$2,546,880	$2,331,341
New credit extended	123,724	49,370	48,065	180,905	162,582
Loan purchases	41,197	—	—	41,197	—
Changes in line of credit utilization (1)	(10,694)	(4,841)	2,628	(38,127)	(6,914)
Change in mortgage warehouse facilities	(97,131)	(20,997)	50,787	(158,008)	126,283
Pay-downs, maturities, charge-offs, and amortization	(84,692)	(34,217)	(44,306)	(144,237)	(121,513)
Gross loans ending balance	2,428,610	2,456,206	2,491,779	2,428,610	2,491,779
Deferred (fees) and costs, net	(99)	(146)	9	(99)	9
Gross loans, amortized cost	$2,428,511	$2,456,060	$2,491,788	$2,428,511	$2,491,788

(1)	Change does not include new balances on lines of credit extended during the respective periods as such balances are included as part of “New credit extended” line above.

At September 30, 2026, the total regulatory CRE concentration ratio of total CRE over Bank Tier 1 Capital plus allowance was 245.7% as compared to 242.1% at December 31, 2025. The overall level of construction and land development lending was 3.4% of Bank Tier 1 capital plus allowance at September 30, 2026. At September 30, 2026, non-owner occupied commercial real estate included $293.5 million of retail; $134.4 million of warehouse/industrial; $142.8 million of office; and $302.0 million of hospitality. Approximately $21.4 million, or 15%, of the office real estate balances mature or reprice in less than two years.

NONPERFORMING ASSETS

Nonperforming assets are currently comprised of loans for which the Company is no longer accruing interest and foreclosed assets.

Nonperforming assets

(dollars in thousands, unaudited)

	September 30, 2026	December 31, 2025	September 30, 2025
Nonperforming loans:
Real estate:
Residential real estate	$316	$210	$218
Commercial real estate	5,095	—	—
Other construction/land	—	—	—
Farmland	3,060	1,717	1,717
Total real estate nonperforming loans	8,471	1,927	1,935
Other commercial	876	11,304	12,071
Consumer loans	—	—	—
Total nonperforming loans	9,347	13,231	14,006

Foreclosed assets	—	1,565	1,839
Total nonperforming assets	$9,347	$14,796	$15,845
Nonperforming loans as a % of total gross loans	0.38%	0.52%	0.56%
Nonperforming assets as a % of total gross loans and foreclosed assets	0.38%	0.58%	0.64%

Total nonperforming assets, comprised of nonaccrual loans and foreclosed assets, decreased $5.4 million, or 37%, to $9.3 million at September 30, 2026, from $14.8 million at December 31, 2025. The Company's ratio of nonperforming assets to gross loans plus foreclosed assets improved to 0.38% at September 30, 2026, compared to 0.58% at December 31, 2025. The improvement reflects the successful resolution of several criticized and nonperforming credit relationships. The increase in nonaccrual Farmland balances was primarily attributable to a single credit relationship with an estimated loan-to-value ratio of approximately 69%. Likewise, the increase in nonaccrual Commercial Real Estate balances was concentrated in a separate credit relationship with an estimated loan-to-value ratio of approximately 62%. Management believes both relationships remain adequately secured.

The Company had no foreclosed assets at September 30, 2026, compared to $1.6 million at December 31, 2025, as the remaining foreclosed property was resolved during the first quarter of 2026. All nonperforming loans are individually evaluated for credit losses on a quarterly basis, and Management believes the allowance for credit losses established for these loans is appropriate. Additionally, fair values of foreclosed assets are monitored quarterly and impairments are recognized when Management estimates that the expected value to be recovered has fallen below the carrying value of these assets.

An action plan is in place for each non-accruing loan, and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but the Company cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

Loans past due 30 to 89 days and still accruing declined favorably to $2.5 million at September 30, 2026, compared to $6.8 million at December 31, 2025. Classified loan levels improved to $27.0 million at September 30, 2026, compared to $31.4 million at December 31, 2025, and $29.3 million at June 30, 2026, reflecting continued improvement in overall portfolio risk characteristics. All past due loans are under Management supervision, and every effort is being taken to assist the borrowers and manage credit risk in this regard.

ALLOWANCE FOR CREDIT LOSSES – LOANS

The allowance for credit losses on loans, a contra-asset, is established through periodic provisions for credit losses on loans. It is maintained at a level that is considered an adequate estimation of expected losses on individually identified loans, as well as expected losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge-off.

The following tables highlight the coverage ratios by loan category at September 30, 2026, and December 31, 2025 (dollars in thousands, unaudited):

	As of September 30, 2026
	Balance	Total Allowance	Percent of Portfolio	Coverage Ratio (1)
Real estate:
Commercial real estate	$1,465,022	$17,058	60.33%	1.16%
Other construction/land	15,891	249	0.65%	1.57%
Farmland	63,117	529	2.60%	0.84%
Total real estate (2)	1,544,030	17,836	63.58%	1.16%
Other Commercial	179,642	2,392	7.40%	1.33%
Consumer loans (including overdrafts)	2,451	136	0.10%	5.55%
Subtotal (2) (3)	1,726,123	20,364	71.08%	1.18%
Residential real estate	342,062	1,121	14.09%	0.33%
Mortgage warehouse facilities	360,326	165	14.83%	0.05%
Gross loans, amortized cost	$2,428,511	$21,650	100.00%	0.89%

	As of December 31, 2025
	Balance	Total Allowance	Percent of Portfolio	Coverage Ratio (1)
Real estate:
Commercial real estate	$1,390,890	$16,354	54.61%	1.18%
Other construction/land	14,414	296	0.57%	2.05%
Farmland	68,307	496	2.68%	0.73%
Total real estate (2)	1,473,611	17,146	57.86%	1.16%
Other Commercial	192,577	2,146	7.56%	1.11%
Consumer loans (including overdrafts)	2,810	112	0.11%	3.99%
Subtotal (2) (3)	1,668,998	19,404	65.53%	1.16%
Residential real estate	359,514	1,411	14.12%	0.39%
Mortgage warehouse facilities	518,333	665	20.35%	0.13%
Gross loans, amortized cost	$2,546,845	$21,480	100.00%	0.84%

(1)	Coverage ratio equals allowance for credit losses on loans divided by total loans on the amortized cost basis.
(2)	Does not include residential real estate.
(3)	Does not include mortgage warehouse facilities.

The allowance for credit losses on loans was $21.7 million, or 0.89% of gross loans, at September 30, 2026, compared to $21.5 million, or 0.84% of gross loans, at December 31, 2025. The Company's overall coverage ratio is influenced by the composition of its loan portfolio, which includes significant concentrations in mortgage warehouse and residential real estate loans that have historically experienced minimal credit losses and therefore require comparatively low reserve allocations. At September 30, 2026, mortgage warehouse and residential real estate loans totaled $702.4 million, representing approximately 29% of total loans, while the related allowance was $1.3 million, or 6% of the total allowance. As a result, these portfolios reduce the Company's overall allowance coverage ratio. Excluding mortgage warehouse and residential real estate loans, the allowance for credit losses totaled $20.4 million and represented 1.18% of the remaining loan portfolio, compared to 1.16% at December 31, 2025. The Company's commercial real estate portfolio, which represents its largest loan segment, maintained a reserve coverage ratio of 1.16% at September 30, 2026.

Allowance for Credit Losses on Loans

(dollars in thousands, unaudited)

	For the three months ended	For the three months ended	For the nine months ended	For the nine months ended	For the year ended
	September 30,	September 30,	September 30,	September 30,	December 31,
Balances:	2026	2025	2026	2025	2025
Average gross loans outstanding during period (1)	$2,427,071	$2,437,218	$2,413,057	$2,389,164	$2,409,304
Gross Loans outstanding at end of period	$2,428,610	$2,491,779	$2,428,610	$2,491,779	$2,546,880

Allowance for credit losses on loans:
Balance at beginning of period	$23,600	$21,680	$21,480	$24,830	$24,830
Provision charged to expense	(2,024)	3,709	336	6,880	6,095
Initial allowance on purchased seasoned loans	357	—	357	—	—
Charge-offs
Real estate
Residential real estate	40	—	40	—	—
Commercial real estate	—	18	90	1,165	1,421
Total real estate	40	18	130	1,165	1,421
Other commercial	120	31	238	5,506	8,022
Consumer loans	162	231	509	727	907
Total	$322	$280	$877	$7,398	$10,350
Recoveries
Real estate
Farmland	$—	$—	$—	$410	$410
Total real estate	—	—	—	410	410
Other commercial	1	11	227	34	42
Consumer loans	38	60	127	424	453
Total	$39	$71	$354	$868	$905
Net loan charge-offs	$283	$209	$523	$6,530	$9,445
Balance at end of period	$21,650	$25,180	$21,650	$25,180	$21,480

RATIOS
Net charge-offs to average loans (annualized)	0.05%	0.03%	0.03%	0.37%	0.39%
Allowance for credit losses on loans to gross loans at end of period	0.89%	1.01%	0.89%	1.01%	0.84%
Net loan charge-offs to allowance for credit losses on loans at end of period	1.31%	0.83%	2.42%	25.93%	43.97%
Net loan (recoveries) charge-offs to provision for credit losses on loans	(13.98)%	5.63%	155.65%	94.91%	154.96%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. It is unlikely that all unused commitments will ultimately be drawn down.

A summary of the Company’s unfunded commitments and utilization is presented below (dollars in thousands, unaudited):

	September 30, 2026		December 31, 2025		September 30, 2025
	Line Available (2)	Utilization %	Line Available (2)	Utilization %	Line Available (2)	Utilization %
Real estate:
Residential real estate	$10,570	52.48%	$15,726	44.50%	$16,717	43.13%
Commercial real estate	15,364	89.92%	23,203	86.93%	22,952	87.28%
Other construction/land	964	92.36%	2,634	79.10%	3,951	68.71%
Farmland	1,842	85.60%	3,126	80.20%	4,211	73.38%
Total real estate	28,740	85.63%	44,689	80.92%	47,831	79.92%
Other commercial	166,490	49.82%	187,084	48.81%	201,990	45.80%
Consumer	4,365	22.95%	4,580	24.29%	4,661	23.34%
Subtotal (1)	199,595	62.86%	236,353	61.00%	254,482	58.75%
Mortgage warehouse facilities	488,174	42.47%	247,667	67.67%	308,817	59.45%
Overdrafts - Commercial and Consumer	65,689	1.48%	69,112	1.40%	69,956	1.36%
Total	$753,458	48.13%	$553,132	61.64%	$633,255	56.31%

Unused commitment as a percent of gross loans, amortized cost	31.03%		21.72%		25.41%
Unused mortgage warehouse facilities as percent of gross loans, amortized cost	20.10%		9.72%		12.39%

(1)	Excludes mortgage warehouse facilities and overdraft lines.
(2)	Represents unfunded loan commitments available to customers.

Included in unused commitments are mortgage warehouse facilities, which are mostly in the form of repurchase lines. The repurchase agreement structure provides stronger credit protection to the Company, as well as more favorable regulatory capital treatment, as these repurchase lines are not considered off-balance sheet commitments for regulatory capital purposes as they are unconditionally cancelable.

The Company also had undrawn letters of credit issued to customers totaling $1.8 million at September 30, 2026, and $5.7 million at December 31, 2025. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10‑Q outlines resources available to draw upon should the Company be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $125 million letter of credit issued by the FHLB on the Company’s behalf as security for certain local agency deposits which totaled $67.5 million at September 30, 2026. That letter of credit is backed by loans pledged to the FHLB by the Company. For more information on the Company’s off-balance sheet arrangements, see Note 7 to the consolidated financial statements located elsewhere herein.

OTHER ASSETS

Interest-earning cash balances were discussed above in the “Investments” section, but the Company also maintains a certain level of cash on hand in the normal course of business, as well as non-earning deposits at other financial institutions. The Company’s balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the amount of cash held in the branches, and the reserve requirement among other things, and it is subject to significant fluctuations in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to, and borrowings from, correspondent banks, including the FRB and the FHLB. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company could let brokered deposits or other wholesale borrowings roll off as they mature, or invest excess liquidity into investments or loans, subject to the Company’s risk tolerances. The Company’s balance of non-earning cash and due from banks was $92.7 million at September 30, 2026, relative to $71.4 million at December 31, 2025.

Foreclosed assets are discussed above in the section titled “Nonperforming Assets.”

Net premises and equipment decreased by $0.7 million during the first nine months of 2026, to $14.3 million. This decline was mostly a result of the sale of a bank owned real estate property and depreciation in the first nine months of 2026.

Goodwill was $27.4 million at September 30, 2026, unchanged during the first nine months of 2026. Goodwill is tested for impairment annually, unless events and circumstances exist which indicate that an impairment test should be performed. The annual goodwill impairment test was last performed on October 1, 2026, and it was determined that no impairment existed. Management continues to evaluate whether or not a triggering event occurs, or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount before the next annual test in 2027.

Bank-owned life insurance, with a balance of $70.5 million at September 30, 2026, increased $1.2 million during the first nine months of 2026. Additional details are discussed above in the “Noninterest Income and Noninterest Expense” section.

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

DEPOSITS AND INTEREST-BEARING LIABILITIES

DEPOSITS

Deposits are one of the primary drivers of the Company’s profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity accounts, such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits by type, showing the period-end balance and percentage of total deposits, is presented as of the dates indicated in the following table.

Deposit Distribution

(dollars in thousands, unaudited)

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent
Noninterest bearing demand deposits	$1,055,117	35.36%	$995,623	34.61%
Interest bearing demand deposits	267,169	8.95%	224,745	7.81%
NOW	349,534	11.71%	357,001	12.41%
Savings	364,219	12.20%	365,064	12.69%
Money market	180,619	6.05%	151,760	5.28%
Customer time deposits	445,943	14.94%	462,153	16.07%
Brokered deposits	322,140	10.79%	320,090	11.13%
Total deposits	$2,984,741	100.00%	$2,876,436	100.00%

Total deposits increased $108.3 million, or 4%, to $2.98 billion at September 30, 2026, from $2.88 billion at December 31, 2025. Core non-maturity deposits increased $122.5 million, or 6%, driven by growth in noninterest-bearing demand deposits, interest-bearing transaction accounts, and money market accounts. Customer time deposits decreased $16.2 million, or 4%, reflecting the continued migration away from higher-cost deposit products. Noninterest-bearing deposits increased $59.5 million during the first nine months of 2026 and represented 35.4% of total deposits at September 30, 2026, compared to 34.6% at December 31, 2025. The Company's strong base of noninterest-bearing and other core deposit relationships continued to support a favorable funding mix and contribute to lower funding costs.

Overall uninsured deposits are estimated to be $773.7 million, or 26% of total deposit balances at September 30, 2026, excluding public agency deposits that are subject to collateralization through a letter of credit issued by the FHLB. In addition, uninsured deposits of the Bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep account or a time deposit through the Certificate of Deposit Account Registry System (CDARS). IntraFi allows for up to $285 million of combined pass-through FDIC insurance which would more than cover each of the Bank’s deposit customers if a customer desired to have such pass-through insurance. The Bank maintains a diversified deposit base with no significant customer concentrations and does not bank any cryptocurrency companies. At September 30, 2026, the Company had approximately 114,000 accounts, and the 25 largest deposit balance customers had balances of approximately 12% of overall deposits. During the third quarter of 2026, there were seasonality fluctuations in the normal course of business related to the Company's 25 largest depositors.

OTHER INTEREST-BEARING LIABILITIES

Customer repurchase agreements were $113.1 million at September 30, 2026, as compared to $130.9 million at December 31, 2025. Customer repurchase agreements allow customers to sweep excess deposit balances over the FDIC insurance limit each day into a separate repurchase agreement account. Monies in that account are used daily by the customer to purchase specific government debt securities from the Company under an agreement from the Company to repurchase the same securities from the customer on the next business day. These accounts are not deposits and are not FDIC insured. However, the repurchase agreement provides a customer with a larger account balance to have their account effectively secured with US government securities.

The Company’s non-deposit borrowings may, at any given time, include fed funds purchased from correspondent banks, borrowings from the FHLB, advances from the FRB, securities sold under agreements to repurchase, subordinated notes and/or junior subordinated debentures. The Company uses short-term FHLB and FRB borrowings and fed funds purchased on unsecured lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line consists of both a secured and unsecured component. The secured component depends on the level of pledged collateral.

At September 30, 2026, the Company had $17.0 million in overnight borrowings and $35.0 million of term FHLB borrowings, as compared to $222.7 million in overnight borrowings and $80.0 million of term FHLB borrowings at December 31, 2025. The significant reduction in borrowings was primarily attributable to lower mortgage warehouse utilization levels and growth in deposits, which reduced the Company's overall funding requirements.

Long-term debt at September 30, 2026, consisted of $49.6 million of subordinated debt. This remained relatively unchanged from December 31, 2025. Subordinated debentures related to $36.2 million of trust preferred securities at September 30, 2026, were $0.1 million higher than at December 31, 2025. The small increase resulted from the amortization of the discount on junior subordinated debentures that were part of the Company’s acquisition of Coast Bancorp in 2016. Trust preferred securities are variable rate instruments benchmarked against the Secured Overnight Financing Rate (SOFR).

OTHER NONINTEREST-BEARING LIABILITIES

Other liabilities are principally comprised of operating lease right-of-use liabilities, accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. The Company’s balance of other liabilities was $77.3 million at September 30, 2026, as compared to $68.2 million at December 31, 2025, an increase of $9.1 million or 13%.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

The Company continues to have substantial liquidity through unencumbered assets and available borrowings. In addition, the Company’s loan-to-deposit ratio was 81% at September 30, 2026, and 89% at December 31, 2025.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet these short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via FHLB or FRB lines of credit, or solicit brokered deposits if customer deposits are not immediately obtainable from local sources.

At September 30, 2026, and December 31, 2025, the Company had the following sources of primary and secondary liquidity (dollars in thousands):

Primary and secondary liquidity sources	9/30/2026	12/31/2025
Cash and cash equivalents	$138,307	$135,628
Unpledged investment securities	531,562	551,406
Excess pledged securities	41,731	35,620
FHLB borrowing availability	604,335	629,481
Unsecured lines of credit	511,785	250,785
Funds available through fed discount window	212,862	254,908
Totals	$2,040,582	$1,857,828

Available funding sources, detailed above, of $2.0 billion represented 68% of total deposits and 264% of estimated uninsured and/or uncollateralized deposits as of September 30, 2026. Unpledged investment securities include $36.5 million of CLOs. As CLO rates reset every 90 days to current rates, the volatility of pricing of these securities is limited and the Company could sell such securities for liquidity at a significantly lower loss than selling lower-rate fixed term securities such as US government bonds or municipal bonds.

The Company performs regular stress tests on its liquidity, and at this time, Management believes it has sufficient primary and secondary liquidity sources for operations.

The Company has a higher level of actual balance sheet liquidity than might otherwise be the case since the Company utilizes a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans pledged to the FHLB by the Company, totaled $125 million at September 30, 2026, and December 31, 2025. Other sources of liquidity include the brokered deposit market, deposit listing services, Intrafi, and the ability to offer local time-deposit promotions. Management believes the Company maintains a strong liquidity position and that available liquidity sources, including on-balance sheet liquidity and contingent funding sources, are sufficient to meet anticipated funding needs, support loan growth, satisfy deposit withdrawal requirements, and meet other operating and contractual obligations.

The Company’s primary liquidity ratio was 18.7% at September 30, 2026, as compared to an internal policy guideline of “greater than 15%”. Ratios and sub-limits for the various components comprising wholesale funding, which were all well within policy guidelines at September 30, 2026, are also periodically reviewed by Management and the Board. The Company has been able to maintain a robust liquidity position in recent periods, but no assurance can be provided that the liquidity position will continue at current strong levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, interest on trust preferred securities and subordinated debt, shareholder dividends, and share repurchases. Its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. As of September 30, 2026, the holding company maintained a cash balance of $8.7 million. Management anticipates that the holding company has sufficient liquidity to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025, which was filed with the SEC.

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

In addition to a stable rate scenario, which presumes that there are no changes in interest rates, the Company typically uses at least eight other interest rate scenarios in conducting rolling 12‑month net interest income simulations: upward shocks of 100, 200, 300, and 400 basis points, and downward shocks of 100, 200, 300, and 400 basis points. Those scenarios may be supplemented, reduced in number, or otherwise adjusted as determined by Management to provide the most meaningful simulations considering economic conditions and expectations at the time the modeling is performed. The Company’s guideline is to limit any projected decline in net interest income over the next one year relative to the stable rate scenario to no more than 10% for a 100 basis point interest rate shock, 15% for a 200 basis point shock, 20% for a 300 basis point shock, and 25% for a 400 basis point shock.

The Company had the following estimated net interest income sensitivity profiles over one year, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration or any shifts in the Company’s projected balance sheet in different rate environments (dollars in thousands, unaudited):

	September 30, 2026		September 30, 2025
Immediate change in Interest Rates (basis points)	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income
+400	(2.3)%	$(3,092)	4.0%	$5,530
+300	(1.6)%	$(2,144)	3.2%	$4,440
+200	(0.9)%	$(1,236)	2.3%	$3,179
+100	(0.4)%	$(511)	1.3%	$1,776
Base
-100	(2.5)%	$(3,384)	(4.8)%	$(6,675)
-200	(6.2)%	$(8,395)	(10.0)%	$(13,817)
-300	(9.8)%	$(13,314)	(15.0)%	$(20,825)
-400	(10.1)%	$(13,730)	(17.3)%	$(23,992)

The table above presents the estimated impact of immediate, parallel shifts in interest rates across all yield curves and represents an extreme scenario. Management utilizes this analysis as one tool in evaluating the Company's overall interest rate risk profile.

The Company's interest rate risk profile remained within internal policy limits at September 30, 2026. Compared to September 30, 2025, the balance sheet exhibited substantially less sensitivity to changes in market interest rates. In rising-rate scenarios, projected changes in net interest income ranged from a decrease of 0.4% to a decrease of 2.3%, compared to projected increases ranging from 1.3% to 4.0% at September 30, 2025. The reduction in asset sensitivity reflects changes in the composition and repricing characteristics of the Company's balance sheet, including lower mortgage warehouse balances, reduced holdings of floating-rate collateralized loan obligations, shorter-term wholesale funding, and growth in core deposits.

While the Company remains more sensitive to declining interest rates than rising interest rates, the potential adverse impact of falling rates improved significantly from the prior year. Under a 400 basis point declining-rate scenario, net interest income is projected to decrease 10.1% at September 30, 2026, compared to a 17.3% decrease at September 30, 2025. Similarly, the projected decline under a 200 basis point shock improved to 6.2% from 10.0% in the prior year. Management believes this improvement reflects the benefit of lower funding costs already realized during the current interest rate cycle, as well as a more balanced overall interest rate risk position.

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

Management also evaluates a variety of alternative interest rate paths and stress scenarios that do not assume instantaneous parallel shifts in the yield curve, including forecasts in which short-term and long-term interest rates move independently. In addition, the Company evaluates stress assumptions related to deposit balances, deposit pricing, migration from low-cost to higher-cost deposit products, and loan prepayment speeds. Consistent with prior periods, the most significant modeled risk to future net interest income remains the reduction or migration of low-cost core deposits resulting in increased reliance on higher-cost funding sources.

CAPITAL RESOURCES

The Company had total shareholders’ equity of $361.7 million at September 30, 2026, comprised of $102.7 million in common stock, $5.1 million in additional paid-in capital, $295.7 million in retained earnings, and accumulated other comprehensive loss of $41.7 million. At the end of 2025, total shareholders’ equity was $364.9 million.

The $3.1 million, or 0.9%, decrease in equity during the first nine months of 2026 was primarily attributable to an $18.6 million unfavorable increase in accumulated other comprehensive loss, driven by the decline in the fair value of investment securities resulting from the increase in benchmark interest rakes, $14.4 million in share repurchases during the year, and $10.3 million in cash dividends declared. These unfavorable variances were partially offset by $37.7 million in net income. The remaining difference was related to activity from stock options and restricted stock awards during the year.

At September 30, 2026, the Company had a 2025 Share Repurchase Plan authorizing 1,000,000 shares of common stock, with an expiration date of October 31, 2026. At September 30, 2026, there were 381,532 shares of common stock remaining available for repurchase under the 2025 Share Repurchase Plan.

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

Regulatory Capital Ratios

			Minimum	Minimum
			Requirement	Required
	September 30,	December 31,	to be	Community Bank
	2026	2025	Well Capitalized	Leverage Ratio (1)
Bank of the Sierra
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	12.43%	11.94%	8.00%	8.00%
Sierra Bancorp
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	11.35%	10.80%	N/A	N/A

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

The federal banking agencies provide a simplified measure of capital adequacy for qualifying community banking organizations by allowing such banking organizations to opt into the community bank leverage ratio framework. The Company’s subsidiary has opted into the community bank leverage ratio framework. This means that if the Company’s subsidiary maintains a leverage ratio greater than 8%, it will be considered to have met the minimum capital requirements, the capital ratio requirements for the well capitalized category under the Prompt Corrective Action framework, and any other capital or leverage requirements to which the qualifying banking organization is subject. A qualifying community banking organization with a leverage ratio of greater than 8% may opt into the community bank leverage ratio framework if has average consolidated total assets of less than $10 billion, has off-balance-sheet exposures of 25% or less of total consolidated assets, and has total trading assets and trading liabilities of 5% or less of total consolidated assets. Further, the bank must not be an advanced approaches banking organization.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first nine months of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Stock Repurchases
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan at the End of the Period
July 1 - July 31, 2026	—	$—	—	381,532
August 1 - August 31, 2026	—	$—	—	381,532
September 1 - September 30, 2026	—	$—	—	381,532
Total	—		—

(1)

The total number of shares purchased during the periods indicated includes shares purchased as part of a publicly-announced programs and/or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under the Company’s equity compensation plans.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

ITEM 5: OTHER INFORMATION

On October 29, 2026, Kevin McPhaill, Chief Executive Officer and President, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (the “Plan”). The maximum number of shares that can be sold under the Plan is 9,000. Each sale is subject to a minimum sales price and any shares not sold can be sold at the minimum sales price through the Plan expiration date of February 14, 2028.

ITEM 6: EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
4.1	Description of Securities (3)
4.2	3.25% Fixed to Floating Subordinated Debt issued September 24, 2021 (4)
4.3	Indenture dated as of March 17, 2004, between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
4.4	Indenture dated as of June 15, 2006, between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
4.5	Indenture dated as of September 20, 2007, between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (12)
4.6	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (12)
10.1	Salary Continuation Agreement for James C. Holly (5)*
10.2	Split Dollar Agreement and Amendment thereto for James C. Holly (6)*
10.3	Director Retirement and Split dollar Agreements Effective October 1, 2002, for Albert Berra, Morris Tharp, and Gordon Woods (6)*
10.4	401 Plus Non-Qualified Deferred Compensation Plan (6)*
10.5	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.6	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.7	2007 Stock Incentive Plan (9)
10.8	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)*
10.9	Salary Continuation Agreement for Kevin J. McPhaill (10)*
10.10	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (11)*
10.11	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (12)
10.12	2017 Stock Incentive Plan (13)*
10.13	Employment agreements dated as of December 27, 2018, for Kevin McPhaill, CEO and Michael Olague, Chief Banking Officer (14)*
10.14	Employment agreement dated as of November 15, 2019, for Christopher Treece, Chief Financial Officer (15)*
10.15	Employment agreement dated as of December 14, 2020, for Hugh Boyle, Chief Credit Officer (16)*
10.16	Form Indemnification Agreement dated as of January 28, 2021, for Directors and Executive Officers (17)*
10.17	Split Dollar Master Agreement and Election Form Effective October 1, 2002, for Kevin McPhaill (18)*
10.18	First Amendments to employment agreements dated as of January 19, 2023 for Kevin McPhaill, CEO, Christopher Treece, CFO, Hugh Boyle, CCO, and Michael Olague, CBO (23)*
10.19	Split Dollar Agreement for Albert Berra (19)*
10.20	2023 Equity Based Compensation Plan (20) *
10.21	Employment agreement dated as of August 25, 2023, for Natalia Coen, Chief Risk Officer (21)*
10.22	Director Emeritus Plan (22)*
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(1)	Filed as Exhibit 3.1 to the Form 10‑Q filed with the SEC on August 7, 2009, and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8‑K filed with the SEC on May 25, 2022, and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 12, 2020, and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on September 24, 2021, and incorporated herein by reference.
(5)	Filed as Exhibit 10.7 to the Form 10-Q filed with the SEC on May 15, 2003, and incorporated herein by reference.
(6)	Filed as Exhibits 10.12, 10.18 through 10.20, and 10.22 to the Form 10‑K filed with the SEC on March 15, 2006, and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 and 10.10 to the Form 10‑Q filed with the SEC on May 14, 2004, and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 and 10.27 to the Form 10‑Q filed with the SEC on August 9, 2006, and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10‑K filed with the SEC on March 15, 2007, and incorporated herein by reference.
(10)	Filed as Exhibits 10.1 through 10.2 to the Form 8‑K filed with the SEC on January 8, 2007, and incorporated herein by reference.
(11)	Filed as Exhibit 10.24 to the Form 10‑Q filed with the SEC on May 7, 2015, and incorporated herein by reference.
(12)	Filed as Exhibits 10.1 through 10.3 to the Form 8‑K filed with the SEC on July 11, 2016, and incorporated herein by reference.
(13)	Filed as Exhibit 10.1 to the Form 8‑K filed with the SEC on March 17, 2017, and incorporated herein by reference.
(14)	Filed as Exhibits 99.1 and 99.4 to the Form 8‑K filed with the SEC on December 28, 2018, and incorporated by reference.
(15)	Filed as Exhibit 99.1 to the Form 8‑K filed with the SEC on November 11, 2019, and incorporated by reference.
(16)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on December 09, 2020, and incorporated herein by reference.
(17)	Filed as Exhibit 10.1 to the Form 8-K filed with the SEC on January 29, 2021, and incorporated herein by reference.
(18)	Filed as Exhibit 10.25 to the form 10-Q filed with the SEC on November 3, 2022, and incorporated herein by reference.
(19)	Filed as Exhibit 10.26 to the form 10-Q filed with the SEC on May 5, 2023, and incorporated herein by reference.
(20)	Filed as Exhibit 4.1 to the form S-8 filed with the SEC on June 15, 2023, and incorporated herein by reference.
(21)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on August 31, 2023, and incorporated herein by reference.
(22)	Filed as Exhibit 10.1 to the form 8-K filed with the SEC on July 27, 2026, and incorporated herein by reference.

*Indicates Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

October 30, 2026	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

October 30, 2026	/s/ Christopher G. Treece
Date	SIERRA BANCORP
Christopher G. Treece
Chief Financial Officer

October 30, 2026	/s/ Marcus G. Wolfe
Date	SIERRA BANCORP
Marcus G. Wolfe
Principal Accounting Officer